Form 10QSB
period 1996-06-30
ENTREMED INC
filed 1996-08-14
CIK 895051

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20459

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________.

                         Commission file number 0-20713


                                 ENTREMED, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     58-1959440
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)



                                    Suite 200
                            9610 Medical Center Drive
                               ROCKVILLE, MARYLAND
                    (Address of principal executive offices)

                                      20850
                                   (Zip code)

                                 (301) 217-9858
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES           NO    X
     ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

             CLASS                                 OUTSTANDING AT AUGUST 9, 1996
     ---------------------------                   -----------------------------
     Common Stock $.01 Par Value                         11,993,912

                                 ENTREMED, INC.


                                Table of Contents

PART I.   FINANCIAL INFORMATION                                      PAGE

Item 1 -- Financial Statements

Condensed Consolidated Balance Sheets
as of June 30, 1996 and  December 31, 1995                            3

Condensed Consolidated Statements of
Operations for the Three Months Ended
June 30, 1996 and 1995, and the Six Months
Ended June 30, 1996 and 1995                                          4

Condensed Consolidated Statements of Cash
Flows for the Six Months Ended June 30, 1996
and 1995                                                              5

Notes to Condensed Consolidated Financial
Statements                                                            6

Item 2 --  Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                                 8

Part II.  OTHER INFORMATION

Item 1 --  Legal Proceedings                                         11

Item 2 --  Changes in Securities                                     11

Item 3 --  Defaults upon Senior Securities                           11

Item 4 --  Submission of Matters to Vote of
           Security Holders                                          11

Item 5 --  Other Information                                         11

Item 6 --  Exhibits and Reports on Form 8-K                          11

SIGNATURES                                                           12

                                 ENTREMED, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        June 30,                December 31,
                                                                            1996                    1995
                                                                      -----------               -----------
ASSETS                                                                (unaudited)

Current assets:
   Cash and cash equivalents                                           $55,497,455                $6,885,099
   Accounts receivable                                                     100,000                 2,500,000
   Interest receivable                                                      30,725                     4,016
   Prepaid expenses                                                        212,438                         -
                                                              --------------------        -------------------

Total current assets                                                    55,840,618                 9,389,115
                                                              --------------------        ------------------
Furniture and equipment, net                                               770,453                   754,399
                                                              --------------------        ------------------
Other assets:
   Deposits                                                                  1,294                       894
   Other                                                                   100,910                     1,975
                                                              --------------------        ------------------
Total other assets                                                         102,204                     2,869
                                                              --------------------        ------------------
     Total assets                                                      $56,713,275               $10,146,383
                                                              ====================        ==================


LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                    $   807,266                $  367,250
   Accrued liabilities                                                     486,276                   341,776
   Capital lease obligations                                               306,232                   396,113
   Deferred revenues                                                     2,594,166                 2,594,166
                                                              --------------------        ------------------
Total current liabilities                                                4,193,940                 3,699,305
                                                              --------------------        ------------------
Capital lease obligations, less current portion                                  -                   104,152
                                                              --------------------        ------------------
Deferred revenues, less current portion                                  2,391,666                 2,741,666
                                                              --------------------        ------------------

Stockholders' equity:
   Preferred stock, $1.00 par value
     5,000,000 shares authorized, no shares issued and
    outstanding as of June 30, 1996 (unaudited);
     5,000,000 shares authorized, 3,000,000 shares of
     Series A issued and outstanding as of  December 31, 1995;                   -                 3,000,000
   Common stock, $.01 par value:  27,000,000 shares
     authorized, 11,993,912 and 6,376,588 shares issued
     and outstanding as of June 30, 1996
     and December 31, 1995, respectively                                   119,939                    63,766
   Additional paid-in capital                                           72,635,047                21,024,465
   Accumulated deficit                                                 (22,627,317)              (20,486,971)
                                                              --------------------        ------------------
Total stockholders' equity                                              50,127,669                 3,601,260
                                                              --------------------        ------------------
     Total liabilities and stockholders' equity                        $56,713,275               $10,146,383
                                                              ====================        ==================

The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Three Months Ended                  Six months ended
                                                               June 30,                            June 30,
                                                            1996            1995           1996             1995
                                                 -------------------------------      --------------------------

Revenues:
    Grant revenues                                $          -    $       88,098    $           -  $      88,098
    Collaborative research & development             1,042,500                -         2,085,000              -
    License fee                                         50,000                -           100,000              -
                                                 -------------    --------------    -------------  --------------

Total revenues                                       1,092,500            88,098        2,185,000         88,098
                                                 -------------    --------------    -------------  -------------


Expenses:
    Research & development                           1,246,045         1,115,838        3,309,315      2,712,515
    General & administrative                           472,224           466,724        1,243,635        922,066
                                                 -------------    --------------    -------------  -------------
                                                     1,718,269         1,582,562        4,552,950      3,634,581

Interest expense                                       (8,643)          (15,234)         (18,190)       (15,234)
Interest income                                        169,474             5,777          245,795         11,336
                                                 -------------    --------------    -------------  -------------

Net loss                                          $  (464,938)    $  (1,503,921)    $ (2,140,345)  $  (3,550,381)
                                                 ==============   ===============   ============== ===============



Pro forma net loss per share                      $     (0.05)    $       (0.17)    $      (0.23)  $     (0.39)
                                                 =============    ==============    =============  ===============


Pro forma weighted average number
    of shares outstanding                            9,237,136         8,850,484        9,274,585      9,000,500
                                                 =============    ==============    =============  ===============


 The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Six Months Ended
                                                                                          June 30,
                                                                                    1996                1995
                                                                           ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                        $  (2,140,345)
(3,550,381)
Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation and amortization                                                   98,136             93,361
    Deferred revenue                                                              (350,000)                 -
Changes in assets and liabilities:
    Accounts receivable                                                           2,500,000                 -
    Prepaid Expenses                                                              (212,438)
    Other Assets                                                                       (22)             14,877
    Accounts payable                                                               440,016             210,297
    Accrued liabilities                                                            144,500             152,433
    Deposits                                                                          (400)                  -
    Interest receivable                                                            (26,709)                  -
                                                                            ---------------      --------------
     Net cash provided (used) by operating activities                              452,738         (3,079,413)
                                                                            ---------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Investments                                                                        200,000                   -
Purchases of furniture & equipment                                                 113,104              48,475
                                                                            ---------------      --------------
     Net cash used by investing activities                                         313,104              48,475
                                                                            ---------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale lease-back                                                            -             654,020
Payment of capital lease obligations                                              (194,033)            (90,354)
Proceeds from sales of common stock                                             48,666,755           2,168,765
Repayment of note payable                                                                -             510,000
Sales of preferred stock                                                                 -                   -
                                                                           ---------------       --------------
     Net cash provided by financing activities                                  48,472,722           3,242,431
                                                                           ---------------       --------------

Net increase in cash and cash equivalents                                       48,612,356             114,543
Cash and cash equivalents at beginning of period                                 6,885,099             218,619
                                                                           ---------------       --------------
Cash and cash equivalents at end of period                                 $    55,497,455      $      333,162
                                                                           ===============       ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   AND NONCASH INVESTMENT AND FINANCING ACTIVITIES
    Interest paid                                                          $        18,190      $       15,234
                                                                           ===============       ==============

    Equipment purchased under capital lease                                $             -      $       122,909
                                                                           ===============       ==============

 The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996 (UNAUDITED)

1.  BASIS OF PRESENTATION

    The accompanying unaudited and condensed financial information of EntreMed, Inc. ( the "Company") includes the accounts of its wholly owned subsidiary, Cytokine Sciences, Inc. The Company formed Cytokine Sciences, Inc. in June 1996 for the purpose of acquiring the assets of Innovative Therapeutics, Inc. See Note 5 - Subsequent Events.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the Company's audited financial statements and footnotes thereto included in the Company's Prospectus dated June 11, 1996.

2.  NET LOSS PER SHARE

    Pro Forma Net Loss Per Share

    Net loss per common share and weighted average shares outstanding for the periods presented give effect to the automatic conversion of 3,000,000 shares of preferred stock into 2,000,000 shares of common stock as of the date of the Company's initial public offering on June 11, 1996. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Number 83, common and convertible preferred stock issued for consideration below the initial public offering price of $15.00 and stock options and warrants issued with exercise prices below the initial public offering price during the twelve-month period preceding the initial filing of the registration statement, have been included in the calculation of common shares, using the treasury stock method, as if they were outstanding for all periods prior to the effective date of the initial public offering. Net loss per common share is computed based on the weighted average number of common shares and, when dilutive, common equivalent shares (stock options and warrants) outstanding during each of the periods.

    Historical Net Loss Per Share

                      The historical net loss per share amounts as required by generally accepted accounting principles, which do not give effect to the pro forma conversion of the preferred stock described above, are as follows:

                            Three Month Period Ended    Six Month Period Ended
                                   JUNE 30,                       JUNE 30,
                     -------------------------------    ------------------------
                        1996                  1995         1996           1995
                     -------------------------------    ------------------------
                                  (unaudited)                      (unaudited)

    Net loss per
      share             $ (0.06)             $(0.22)    $ (0.29)      $ (0.51)
                         ======               ======      ======        ======

    Weighted average
     common and common
     equivalent shares
     outstanding
     during the period  7,696,696           6,850,484    7,494,366   7,000,500
                        =========           =========    ========    =========

3.  INITIAL PUBLIC OFFERING

    On June 17, 1996, the Company completed an initial public offering of 3,200,000 shares of the Company's common stock at a price of $15.00 per share. Bristol-Myers Squibb Company, a party to a collaboration with the Company, also purchased from the Company in a private placement on the closing of the offering 333,333 shares of the Company's common stock at $15.00 per share. The initial public offering resulted in net proceeds to the Company of approximately $43,500,000 and the private placement with Bristol-Myers Squibb Company ("BMS") resulted in net proceeds to the Company of an additional $5,000,000.

4.  CONTINGENCIES

    The Company is a party to certain litigation filed in August 1995 in the United States District Court for the Eastern District of Tennessee by Bolling McCool & Twist, a consulting firm. The suit relates to a claim for services rendered in the approximate amount of $50,000 and seeks a finder's fee in an unspecified amount in connection with the Bristol-Myers collaboration. Due to the early stage of the proceedings, the Company is unable to predict with certainty the eventual outcome of the lawsuit. The Company is contesting the action vigorously and believe that this proceeding will not have a material adverse effect on the Company or its financial statements, although there can no assurance that this will be the case.

5.  SUBSEQUENT EVENT

    In July 1996, the Company's previously wholly-owned subsidiary acquired substantially all of the assets of Innovative Therapeutics, Inc. in exchange for 15% of the common stock of Cytokine Sciences and research funding commitments. Innovative Therapeutics, Inc. previously performed early-stage research on methods for treating infectious diseases by stimulating cellular immunity. Most of the research activities of Innovative Therapeutics prior to the acquisition had been funded under a collaboration agreement between Innovative Therapeutics and the Company.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL
           Since its inception in September 1991, the Company has devoted substantially all of its efforts and resources to sponsoring and conducting research and development on its own behalf and through collaborations with corporate partners and academic research and clinical institutions, and establishing its facilities and hiring personnel. In December 1995, the Company entered into a collaboration agreement with Bristol-Myers Squibb ("BMS") in which BMS made an equity investment in the Company and agreed to pay certain research and development fees and expenses, license fees, milestone payments, and royalties on net sales, if any. Through June 30, 1996, with the exception of license fees and research and development funding from BMS and certain research grants, the Company had not generated any revenue from operations. The Company anticipates its revenue sources for the next several years will be limited to research grants and future collaboration payments from BMS and from other collaborators under arrangements that may be entered into in the future. The timing and amounts of such revenues, if any, will likely fluctuate and depend upon the achievement of specified milestones.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 and 1995

           Revenues increased to $1,092,500 during the three months ended June 30, 1996 ("1996 Three Months") from approximately $88,000 during the three months ended June 30, 1995 ("1995 Three Months"). This increase primarily reflects revenue received under the BMS collaboration agreement, which was executed in December 1995. The collaborative research and development fees relate to the amortization over five years of a one-time payment of $2,500,000 received in December 1995 and the amortization of semi-annual payments of $1,835,000 under the BMS collaboration agreement. The license fee represents the amortization over five years of a one-time $1,000,000 license fee received in December 1995 under the BMS collaboration agreement.

           Research and development expenses increased by 12% from approximately $1,116,000 in the 1995 Three Months to $1,246,000 in the 1996 Three Months. Research and development expenditures include sponsored research payments to academic collaborators and costs related to the Company's internal research programs. The increase in research and development costs reflects increased efforts in the Company's sponsored research and product development programs related to its angiogenesis and cell permeation technologies, offset in part by a reduction in expenditures relating to the development of vaccines.

           General and administrative expenses remained relatively constant at approximately $472,000 during the 1996 Three Months, as compared to approximately $467,000 in the 1995 Three Months. The Company anticipates that general and administrative expenses will increase in the future to support increased management and administrative expenses related to research and development activities and as a result of additional costs associated with being a publicly-held company.

           Interest income increased to $169,000 for the 1996 Three Months from $6,000 for the 1995 Three Months. This increase is a result of the investment of the proceeds received from the BMS collaboration agreement in December 1995 and June 1996 and the capital raised in the Company's initial public offering.

Six Months Ended June 30, 1996 and 1995

           Revenues increased to $2,185,000 during the six months ended June 30, 1996 ("1996 Six Months") from approximately $88,000 during the six months ended June 30, 1995 ("1995 Six Months"). This increase primarily reflects revenue received under the BMS collaboration agreement, which was executed in December 1995. The collaborative research and development fees relate to the amortization over five years of a one-time payment of $2,500,000 and the amortization of semi-annual payments of $1,835,000 under the BMS collaboration agreement. The license fee represents the amortization over five years of a one-time $1,000,000 license fee under the BMS collaboration agreement.

           Research and development expenses increased by 22% from approximately $2,713,000 in the 1995 Six Months to $3,309,000 in the 1996 Six Months. This increase reflects increased efforts in the Company's sponsored research and product development programs related to its angiogenesis and cell permeation technologies, offset in part by a substantial reduction in expenditures relating to the development of vaccines.

           General administrative expenses increased by 35% in the 1996 Six Months to approximately $1,244,000 from $922,000 in the 1995 Six Months. This increase in general and administrative expenses primarily reflects a one time charge of $233,000 related to future payments to a founder and former director of the Company as compared to $45,000 of consulting fees to this individual during the 1995 Six Months. The Company anticipates that general and administrative expenses will increase in the future to support increased research and development activities and as a result of additional costs associated with being a publicly-held company.

           Interest income increased to $246,000 in the 1996 Six Months from $11,000 in the 1995 Six Months. This increase is a result of the investment of additional working capital generated from the BMS collaboration agreement and the capital raised in the Company's initial public offering.

Liquidity and Capital Resources

           At June 30, 1996, the Company had cash and cash equivalents of approximately $55,500,000 and working capital of approximately $51,600,000, primarily representing the net proceeds of the Company's initial public offering and private placement with BMS in June 1996 together with funds received under the BMS agreement entered into in December 1995. Prior to December 1995, the Company funded its operations from proceeds of private placements of equity securities which raised approximately $17,000,000, various grants totaling approximately $437,000, and certain borrowings.

           The Company's cash resources have been used to finance research and development, including sponsored research, capital expenditures, including leasehold improvements to the Company's laboratory facility, and general and administrative expenses. Over the next several years, the Company expects to incur substantial additional research and development costs, including costs related to early-stage research in areas not reimbursed by BMS, preclinical and clinical trials, increased administrative expenses to support its research and development operations and increased capital expenditures for pilot manufacturing capacity, various equipment needs and facility improvements.

           As of August 1, 1996, the Company was a party to sponsored research agreements and clinical trials requiring the Company to fund an aggregate of approximately $10,669,000 through 1999 ( including $6,000,000 to Children's Hospital and $2,837,500 to Cytokine Sciences, its 85% owned subsidiary) and license agreements requiring milestone payments of up to $2,360,000 and additional payments upon attainment of regulatory milestones.

           Bristol-Myers Squibb is obligated to make additional semi-annual payments to the Company of $1,835,000 in each of June and December through June 2000 and $365,000 in December 1996 as well as additional payments in the event certain mostly late-stage regulatory milestones are achieved. BMS may terminate the collaboration agreement and return the licensed technology to the Company at any time upon six months' notice, in which event it would have no further funding obligation to the Company.

PART II.   OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

           This information as set forth in Note 4 of "Notes to Condensed Consolidated Financial Statements" appearing in Item 1 of Part I of this report is incorporated herein by reference.

Item 2.    CHANGES IN SECURITIES

           Not applicable.

Item 3.    DEFAULT UPON SENIOR SECURITIES

           Not applicable.

Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

           Not applicable.

Item 5.    OTHER INFORMATION
         .
           On June 17, 1996, the Company completed an initial public offering of 3,200,000 shares of the Company's common stock at a price of $15.00 per share. Bristol- Myers Squibb Company ("BMS"), a party to a collaboration with the Company, also purchased from the Company in a private placement on the closing of the offering 333,333 shares of the Company common stock at $15.00 per share. The initial public offering resultied in net proceeds to the Company of approximately $43,500,000 and the private placement with Bristol-Myers Squibb Company ("BMS") resulted in net proceeds to the Company of an additional $5,000,000.

           In July 1996, the Company's previously wholly-owned subsidiary acquired substantially all of the assets of Innovative Therapeutics, Inc. in exchange for 15% of the common stock of Cytokine Sciences and research funding commitments.

Item 6.    EXHIBIT AND REPORTS ON FORM 8-K

           (a)  The following exhibits are filed with this report:

           10.23      Agreement between Cytokine Sciences, Inc. and Innovative
                      Therapeutics, Inc.
           10.24.     Research Agreement between the Registrant and Cytokine
                      Sciences, Inc.
           11         Computation of Earnings Per Share
           27.1       Financial Data Schedule

           (b) No reports on Form 8-K were filed by Registrant during the quarter ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       ENTREMED, INC.
                                                       (Registrant)

Date:  August 13, 1996                           /S/ JOHN W. HOLADAY
                                                 ---------------------
                                                 John W. Holaday, Ph.D.
                                                 President and Chief Executive
                                                 Officer




Date:  August 13, 1996                           /S/ JOHN C. THOMAS, JR.
                                                 -----------------------
                                                 John C. Thomas, Jr.
                                                 Chief Financial Officer