Form 10-Q
period 1996-09-30
ENTREMED INC
filed 1996-11-14
CIK 895051

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20459

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________.

                         Commission file number 0-20713
                                                -------

                                 ENTREMED, INC.
                                 --------------
           (Exact name of registrant as specified in its charter)

           Delaware                                     58-1959440
           --------                                     ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                                   Suite 200
                           9610 Medical Center Drive
                              Rockville, Maryland
                              -------------------
                    (Address of principal executive offices)

                                     20850
                                     -----
                                   (Zip code)

                                 (301) 217-9858
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES      X     NO
     --------     ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

            Class                                                   Outstanding at November 12, 1996
----------------------------------                                  --------------------------------
Common Stock $.01 Par Value                                                  11,993,912

                                ENTREMED, INC.


                              Table of Contents

PART I.   FINANCIAL INFORMATION                                                         PAGE
                                                                                        ----
Item 1 -- Financial Statements

Condensed Consolidated Balance Sheets
as of September 30, 1996 and December 31, 1995                                            3

Condensed Consolidated Statements of
Operations for the Three and Nine Months Ended
September 30, 1996 and 1995                                                               4

Condensed Consolidated Statements of Cash
Flows for the Nine Months Ended September 30, 1996
and 1995                                                                                  5

Notes to Condensed Consolidated Financial
Statements                                                                                6

Item 2 --  Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                                                     8

Part II.  OTHER INFORMATION

Item 1 --  Legal Proceedings                                                             11

Item 2 --  Changes in Securities                                                         11

Item 3 --  Defaults upon Senior Securities                                               11

Item 4 --  Submission of Matters to Vote of
           Security Holders                                                              11

Item 5 --  Other Information                                                             11

Item 6 --  Exhibits and Reports on Form 8-K                                              11

SIGNATURES                                                                               12

                                 ENTREMED, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  September 30,           December 31,
                                                                      1996                    1995
                                                            -------------------        -----------------
ASSETS                                                             (unaudited)
Current assets:
  Cash and cash equivalents                                 $        53,445,893        $       6,885,099
  Accounts receivable                                                   100,289                2,500,000
  Interest receivable                                                    47,764                    4,016
  Prepaid expenses                                                      156,800                       -
                                                            -------------------        -----------------
Total current assets                                                 53,750,746                9,389,115
                                                            -------------------        -----------------
Furniture and equipment, net                                            812,807                  754,399
                                                            -------------------        -----------------
Other assets                                                            101,661                    2,869
                                                            -------------------        -----------------
    Total assets                                            $        54,665,214        $      10,146,383
                                                            ===================        =================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $         1,411,128        $         367,250
  Accrued liabilities                                                   342,276                  341,776
  Capital lease obligations                                             206,217                  396,113
  Deferred revenues                                                   1,676,667                2,594,166
                                                            -------------------        -----------------
Total current liabilities                                             3,636,288                3,699,305
                                                            -------------------        -----------------
Capital lease obligations, less current portion                            -                     104,152
                                                            -------------------        -----------------
Deferred revenues, less current portion                               2,216,666                2,741,666
                                                            -------------------        -----------------

Minority interest                                                        63,668                     -
                                                            -------------------        -----------------

Stockholders' equity:
  Preferred stock, $1.00 par value
    5,000,000 shares authorized, no shares issued and
    outstanding as of September 30, 1996 (unaudited);
    5,000,000 shares authorized, 3,000,000 shares of
    Series A issued and outstanding as of
    December 31, 1995;                                                     -                   3,000,000
  Common stock, $.01 par value:  27,000,000 shares
    authorized, 11,993,912 and 6,376,588 shares issued
    and outstanding as of September 30, 1996
    and December 31, 1995, respectively                                 119,939                   63,766
  Additional paid-in capital                                         72,635,057               21,024,465
  Accumulated deficit                                               (24,006,404)             (20,486,971)
                                                            -------------------        -----------------
Total stockholders' equity                                           48,748,592                3,601,260
                                                            -------------------        -----------------
    Total liabilities and stockholders' equity              $        54,665,214        $      10,146,383
                                                            ===================        =================




    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                     Three Months Ended               Nine months ended
                                                        September 30,                    September 30,
                                                    1996           1995               1996          1995
                                               ------------------------------    ----------------------------
Revenues:
   Collaborative research & development          $ 1,042,500     $     -         $   3,127,500    $     -
   License fee                                        50,000           -               150,000          -
   Grant revenues                                      -              45,814             -            133,912
                                               -------------    ------------     -------------  -------------

   Total revenues                                  1,092,500          45,814         3,277,500        133,912
                                               -------------    ------------     -------------  -------------


Expenses:
   Research & development                          2,429,696       1,161,948         5,739,011      3,874,463
   General & administrative                          721,022         457,272         1,964,657      1,379,338
                                               -------------    ------------     -------------  -------------
   Total operating expenses                        3,150,718       1,619,220         7,703,668      5,253,801

Interest expense                                      (5,565)        (14,779)          (23,755)       (30,013)
Interest income                                      704,247           5,640           950,042         16,976
                                               -------------    ------------     -------------  -------------

Net loss before minority interest                 (1,359,536)     (1,582,545)       (3,499,881)    (5,132,926)

Minority interest                                    (19,551)          -               (19,551)         -
                                               -------------    ------------     -------------  -------------

Net loss                                         $(1,379,087)    $(1,582,545)    $  (3,519,432)   $(5,132,926)
                                               =============    ============     =============  =============

Pro forma net loss per share                     $     (0.11)    $     (0.17)    $       (0.35)   $     (0.56)
                                               =============    ============     =============  =============


Pro forma weighted average number
   of shares outstanding                          11,993,912       9,396,811        10,181,028      9,128,924
                                               =============    ============     =============  =============





    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 Nine Months Ended
                                                                                     September 30,
                                                                                 1996               1995
                                                                        ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $    (3,519,432)   $    (5,132,926)
Adjustments to reconcile net loss to net cash
   used by operating activities:
   Depreciation and amortization                                                151,207            140,041
   Deferred revenue                                                          (1,442,499)             -
Changes in assets and liabilities:
   Accounts receivable                                                        2,399,711              -
   Prepaid expenses                                                            (156,800)             -
   Other assets                                                                    (422)            14,877
   Accounts payable                                                           1,043,878            260,383
   Accrued liabilities                                                              500            180,648
   Interest receivable                                                          (43,748)             -
                                                                        ----------------   ---------------
   Net cash used by operating activities                                     (1,567,605)        (4,536,977)
                                                                        ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Investments                                                                     (36,332)             -
Purchases of furniture & equipment                                             (207,985)          (119,391)
                                                                        ----------------   ----------------
    Net cash used by investing activities                                      (244,317)          (119,391)
                                                                        ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale lease-back                                                     -                654,020
Payment of capital lease obligations                                           (294,048)          (182,564)
Proceeds from sales of common stock                                          48,666,765          4,420,132
Repayment of note payable                                                         -                510,000
                                                                        ---------------    ---------------
    Net cash provided by financing activities                                48,372,717          5,401,588
                                                                        ---------------    ---------------

Net increase in cash and cash equivalents                                    46,560,795            745,220
Cash and cash equivalents at beginning of period                              6,885,099            218,619
                                                                        ---------------    ---------------
Cash and cash equivalents at end of period                              $    53,445,894    $       963,839
                                                                        ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  AND NONCASH INVESTMENT AND FINANCING ACTIVITIES
   Interest paid                                                        $        23,755    $        30,013
                                                                        ===============    ===============

   Equipment purchased under capital lease                              $         -        $       122,909
                                                                        ===============    ===============



    The accompanying notes are an integral part of the financial statements.

                                ENTREMED, INC.
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 1996
                                 (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited and condensed consolidated financial information of EntreMed, Inc. (the "Company") includes the accounts of its subsidiary, Cytokine Sciences, Inc. Cytokine Sciences was formed in June 1996 and was capitalized with $250,000 by EntreMed for the purpose of acquiring the assets of Innovative Therapeutics, Inc. which acquisition was completed in July 1996 in exchange for 15% of the common stock of Cytokine Sciences, Inc.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the Company's audited financial statements and footnotes thereto included in the Company's Prospectus dated June 11, 1996.

2.       NET LOSS PER SHARE

         Pro Forma Net Loss Per Share

         Net loss per common share and weighted average shares outstanding for the periods presented give effect to the automatic conversion of 3,000,000 shares of preferred stock into 2,000,000 shares of common stock as of the date of the Company's initial public offering on June 11, 1996. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Number 83, common and convertible preferred stock issued for consideration below the initial public offering price of $15.00 and stock options and warrants issued with exercise prices below the initial public offering price during the twelve-month period preceding the initial filing of the registration statement have been included in the calculation of common shares, using the treasury stock method, as if they were outstanding for all periods prior to the effective date of the initial public offering. Net loss per common share is computed based on the weighted average number of common shares and, when dilutive, common equivalent shares (stock options and warrants) outstanding during each of the periods.

         Historical Net Loss Per Share

         The historical net loss per share amounts as required by generally accepted accounting principles, which do not give effect to the pro forma conversion of the preferred stock described above, are as follows:

                                                     Three Month Period Ended       Nine Month Period Ended
                                                           September 30,                  September 30,
                                                 ------------------------------    -------------------------
                                                        1996               1995        1996             1995
                                                 ------------------------------    -------------------------
                                                            (unaudited)                    (unaudited)
         Net loss per share                      $     (0.11)     $     (0.21)     $   (0.39)     $   (0.72)
                                                  ===========      ===========      =========      =========

         Weighted average common and
            common equivalent shares
            outstanding during the period         11,993,912        7,396,811      8,994,214      7,128,124
                                                  ===========      ===========      =========      =========


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

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           GENERAL

           Since its inception in September 1991, the Company has devoted substantially all of its efforts and resources to sponsoring and conducting research and development on its own behalf and through collaborations with corporate partners and academic research and clinical institutions, and establishing its facilities and hiring personnel. In December 1995, the Company entered into a collaboration agreement with Bristol-Myers Squibb ("BMS") in which BMS made an equity investment in the Company and agreed to pay certain research and development fees and expenses, license fees, milestone payments, and royalties on net sales, if any. Through September 30, 1996, with the exception of license fees and research and development funding from BMS and certain research grants, the Company had not generated any revenue from operations. The Company anticipates its revenue sources for the next several years will be limited to research grants and future collaboration payments from BMS and from other collaborators under arrangements that may be entered into in the future. The timing and amounts of such revenues, if any, will likely fluctuate and depend upon the achievement of specified milestones.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 and 1995

           Revenues increased to $1,092,500 during the three months ended September 30, 1996 ("1996 Three Months") from approximately $45,800 during the three months ended September 30, 1995 ("1995 Three Months"). This increase primarily reflects revenue received under the BMS collaboration agreement which was executed in December 1995. The collaborative research and development fees relate to the amortization over five years of a one-time payment of $2,500,000 received in December 1995 and the amortization of semi-annual payments of $1,835,000 under the BMS collaboration agreement. The license fee represents the amortization over five years of a one-time $1,000,000 license fee received in December 1995 under the BMS collaboration agreement.

           Research and development expenses increased by 109% from approximately $1,162,000 in the 1995 Three Months to $2,430,000 in the 1996 Three Months. Research and development expenditures include sponsored research payments to academic collaborators and expenses related to the Company's internal research programs. The increase in research and development costs reflects increased efforts in the Company's sponsored research and product development programs related to its angiogenesis and cell permeation technologies, including a $1,000,000 payment to Children's Hospital in connection with the Company's angiogenesis program.

           General and administrative expenses increased by 58% to approximately $721,000 during the 1996 Three Months as compared to approximately $457,000 in the 1995 Three Months. The increase represents increased management and administrative expenses related to supporting research and development activities as well as a result of additional costs associated with being a publicly-held company.

           Interest income increased to $704,000 for the 1996 Three Months from $6,000 for the 1995 Three Months. This increase is a result of the investment of the proceeds received from the BMS collaboration agreement and the capital raised in the Company's initial public offering.

           Minority interest expense relates to the portion of the income recognized by Cytokine Sciences from the sponsored research funding provided by EntreMed that is attributed to the minority shareholders' of Cytokine Sciences.


Nine Months Ended September 30, 1996 and 1995

           Revenues increased to $3,278,000 during the nine months ended September 30, 1996 ("1996 Nine Months") from approximately $134,000 during the nine months ended September 30, 1995 ("1995 Nine Months"). This increase primarily reflects revenue received under the BMS collaboration agreement, which was executed in December 1995. The collaborative research and development fees relate to the amortization over five years of a one-time payment of $2,500,000 and the amortization of semi-annual payments of $1,835,000 under the BMS collaboration agreement. The license fee represents the amortization over five years of a one-time $1,000,000 license fee under the BMS collaboration agreement.

           Research and development expenses increased by 48% from approximately $3,875,000 in the 1995 Nine Months to approximately $5,739,000 in the 1996 Nine Months. This increase reflects increased efforts in the Company's sponsored research and product development programs related to its angiogenesis and cell permeation technologies, offset in part by a reduction in expenditures relating to the development of vaccines.

           General and administrative expenses increased by 42% in the 1996 Nine Months to approximately $1,965,000 from $1,379,000 in the 1995 Nine Months. This increase in general and administrative expenses reflects (i) a one time charge of $233,000 related to future payments to a founder and former director of the Company as compared to $67,500 of consulting fees to this individual during the 1995 Nine Months, (ii) additional general and administrative expenses to support increased research and development activities, and (iii) additional costs associated with being a publicly-held company.

           Interest income increased to $950,000 in the 1996 Nine Months from $17,000 in the 1995 Nine Months. This increase is a result of the investment of additional working capital generated from the BMS collaboration agreement and the capital raised in the Company's initial public offering.

           Minority interest expense relates to the portion of the income recognized by Cytokine Sciences from the sponsored research funding provided by EntreMed that is attributed to the minority shareholders' of Cytokine Sciences.

Liquidity and Capital Resources

           At September 30, 1996, the Company had cash and cash equivalents of approximately $53,450,000 and working capital of approximately $50,100,000, primarily representing the net proceeds of the Company's initial public offering and concurrent private placement with BMS in June 1996 together with funds received under the BMS agreement entered into in December 1995. Prior to December 1995, the Company funded its operations from proceeds of private placements of equity securities which raised approximately $17,000,000, various grants totaling approximately $437,000, and certain borrowings.

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

           As of November 1, 1996, the Company was a party to sponsored research agreements and clinical trials requiring the Company to fund an aggregate of approximately $6,323,000 through 1999 (including $5,000,000 to Children's Hospital) and license agreements requiring milestone payments of up to $2,360,000 and additional payments upon attainment of regulatory milestones.

           BMS is obligated to make additional semi-annual payments to the Company of $1,835,000 in each of June and December through June 2000 and $365,000 in December 1996 as well as additional payments in the event certain mostly late-stage regulatory milestones are achieved. BMS may terminate the collaboration agreement and return the licensed technology to the Company at any time upon six months notice, in which event it would have no further funding obligation to the Company.


                              -------------------

           Statements herein that are not descriptions of historical facts are forward-looking and subject to risk and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth in the Company's Securities and Exchange Commission filings under "Risk Factors", including risks relating to the early stage of products under development; uncertainties relating to clinical trials' dependence on third parties' future capital needs; and risks relating to the commercialization, if any, of the Company's proposed products (such as marketing, safety, regulatory, patent, product liability, supply, completion and other risks).

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

           Not applicable.

Item 6.    EXHIBIT AND REPORTS ON FORM 8-K

           (a)  The following exhibits are filed with this report:

           11        Computation of Earnings Per Share
           27.1      Financial Data Schedule

           (b) No reports on Form 8-K were filed by Registrant during the quarter ended September 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             ENTREMED, INC.
                                              (Registrant)


Date:  November 13, 1996                  /s/ John W. Holaday
                                   -------------------------------------
                                           John W. Holaday, Ph.D.
                                   President and Chief Executive Officer




Date:  November 13, 1996                  /s/ John C. Thomas, Jr.
                                   --------------------------------------
                                          John C. Thomas, Jr.
                                         Chief Financial Officer