Form 10-K405
period 1996-12-31
ENTREMED INC
filed 1997-04-10
CIK 895051

================================================================================


                                   FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C., 20549

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December  31, 1996

                        Commission file number  0-20713

                                 ENTREMED, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)


              Delaware                                                                58-1959440
-------------------------------------------                                ------------------------------------
         (State of Incorporation)                                          (I.R.S. Employer Identification No.)

Suite 200, 9610 Medical Center Drive, Rockville, MD                                          20850
----------------------------------------------------                                         -----
   (Address of principal executive offices)                                               (Zip Code)

Registrant's telephone number, including area code:   (301) 217-9858
----------------------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

             Title                                                               Name of Exchange
             -----                                                               ----------------
Common Stock, Par Value $.01 Per Share                                       Nasdaq National Market


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K [X]

As of March 24, 1997, 12,138,869 shares of common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates was approximately $126,710,801.



                      DOCUMENTS INCORPORATED BY REFERENCE

See Part III hereof with respect to incorporation by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and the Exhibit Index hereto.


================================================================================

                        ENTREMED, INC. AND SUBSIDIARIES
                FORM 10-K - FISCAL YEAR ENDED DECEMBER 31, 1996

Contents and Cross Reference Sheet

    Form 10-K       Form 10-K                                                                      Form 10-K
    Part No.        Item No.                           Description                                  Page No.
  ------------    ------------                         -----------                                 ---------
       I                1             Business
                                           The Company  . . . . . . . . . . . . . . . . . . . . . . .   3
                                           Corporate Strategy . . . . . . . . . . . . . . . . . . . .   4
                                           Angiogenesis . . . . . . . . . . . . . . . . . . . . . . .   5
                                           EntreMed's Antiangiogenesis Program  . . . . . . . . . . .   6
                                           EntreMed's Cell Permeation Technology  . . . . . . . . . .   9
                                           Collaborations and License Agreements  . . . . . . . . . .  11
                                           Competition  . . . . . . . . . . . . . . . . . . . . . . .  14
                                           Manufacturing and Marketing  . . . . . . . . . . . . . . .  16
                                           Patents and Proprietary Rights . . . . . . . . . . . . . .  16
                                           Government Regulation  . . . . . . . . . . . . . . . . . .  18
                                           Employees  . . . . . . . . . . . . . . . . . . . . . . . .  21
                                           Directors and Executive Officers . . . . . . . . . . . . .  22

                        2             Properties  . . . . . . . . . . . . . . . . . . . . . . . . . .  25
                        3             Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . .  26
                        4             Submission of Matters to a Vote of Security Holders   . . . . .  26
      II                5             Market for Registrant's Common Equity and
                                      Related Stockholder Matters   . . . . . . . . . . . . . . . . .  26

                        6             Selected Financial Data   . . . . . . . . . . . . . . . . . . .  28
                        7             Managements Discussion and Analysis of
                                      Financial Conditions and Results of Operations
                                           Overview . . . . . . . . . . . . . . . . . . . . . . . . .  29
                                           Results of Operations  . . . . . . . . . . . . . . . . . .  29
                                           Liquidity and Capital Resources  . . . . . . . . . . . . .  30
                                           Inflation  . . . . . . . . . . . . . . . . . . . . . . . .  32

                        8             Financial Statements  . . . . . . . . . . . . . . . . . . . . .  32
                        9             Changes in and Disagreements with Accountants
                                      on Accounting and Financial Disclosure  . . . . . . . . . . . .  32

      III            10 - 13          Incorporated by reference from the Company's Proxy Statement  .  32
      IV               14             Exhibits, Financial Statement Schedules and Reports
                                      on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . .  40

 -----------------------

Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-1
Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . II-1

                                     PART I

         Statements in this Form 10-K that are not descriptions of historical facts are forward-looking statements, based on management's estimates, assumptions and projections, that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under "Risk Factors", including risks relating to the early stage of products under development; uncertainties relating to clinical trials; dependence on third parties; future capital needs; and risks relating to the commercialization, if any, of the Company's proposed products (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks).

ITEM 1.  BUSINESS

THE COMPANY

         EntreMed, Inc. ("EntreMed" or the "Company") was organized in September 1991 and is engaged primarily in the research and development of biopharmaceutical products that address the role of blood and blood vessels in the prevention and treatment of a broad range of diseases.

         The Company's core technologies include (i) an antiangiogenesis program focused on the development of proprietary products intended to inhibit the abnormal growth of new blood vessels associated with cancer and certain causes of blindness and (ii) a blood cell permeation device designed to enhance the ability of red blood cells to deliver oxygen to organs and tissues and which may also be used to deliver drugs, genes or other therapeutic agents that otherwise would not readily diffuse through blood cell membranes.

         Angiogenesis is the biological process by which new blood vessels are formed and primarily occurs during the first three months of embryonic development. Except for wound healing and certain reproductive processes in women, angiogenesis is otherwise generally associated with several diseases, including cancer and certain causes of blindness. The Company believes that antiangiogenic products, which inhibit the abnormal growth of blood vessels, may have significant advantages over traditional therapies for these diseases. The Company is currently developing several angiogenesis inhibitors, including thalidomide and its chemical analogs, 2-Methoxyestridiol and its chemical analogs, and two proteins produced by the body, Angiostatin(TM) and Endostatin(TM). The Company is also applying its expertise in the role of blood function to the development of a blood cell permeation device designed to enhance the oxygen releasing capabilities of red blood cells. Organs and tissues in the body require oxygen to function properly and oxygen deficiency may lead to tissue damage or death.

        In December 1995, the Company and Bristol-Myers Squibb Company ("Bristol-Myers Squibb") entered into a collaboration (the "BMS Collaboration") to develop and commercialize certain antiangiogenesis therapeutics. This collaboration provides for Bristol-Myers Squibb to fund certain Company research, provide milestone payments to the Company and pay the Company royalties on net sales of any products developed under the collaboration. In addition, in December 1995 and June 1996 Bristol-Myers Squibb made an equity investment in the Company in the aggregate amount of $11,500,000. In return, the Company granted Bristol-Myers Squibb exclusive worldwide rights to antiangiogenic applications of thalidomide, thalidomide analogs and the Angiostatin(TM) protein and a five year right of first refusal with respect to the development of any technology licensed or to be licensed by the Company from Children's Hospital in the field of antiangiogenic therapeutics. See "Collaborations and License Agreements".

         The Company's product candidates have been developed primarily through sponsored research collaborations and licensing agreements. The principal antiangiogenesis therapeutics currently under development by the Company were licensed from Children's Hospital at Harvard Medical School ("Children's Hospital") where the Company sponsors research under the direction of Dr. M. Judah Folkman. The flow electroporation technology used in the cell permeation device was licensed from the Center for Blood Research Laboratories at Harvard Medical School ("CBRL"). The Company's sponsored research programs are augmented by its internal capabilities in the fields of the vasculature system, blood vessel growth and blood function.

         To date, the Company and its collaborators have:

         _ Initiated and expanded a Phase II clinical trial to evaluate the antiangiogenic effects of thalidomide in inhibiting the progression of brain cancer.

         _ Initiated Phase II clinical trials to evaluate the antiangiogenic effects of thalidomide in inhibiting the progression of breast cancer, prostate cancer and Kaposi's sarcoma.

         _ Initiated Phase II clinical trials to evaluate the antiangiogenic effects of thalidomide in inhibiting the progression of age-related macular degeneration, a major cause of blindness.

         _ Isolated, identified, sequenced, cloned and recombinantly expressed Angiostatin(TM) protein. In preclinical studies, Angiostatin(TM) protein appeared to inhibit vascularization and growth of primary and metastatic tumors.

         _ Constructed a prototype device designed to introduce inositol hexaphosphate ("IHP") molecules into red blood cells, which may enhance the delivery of oxygen to organs and tissues in the body.

         - Licensed from Children's Hospital four antiangiogenic molecules - Angiostatin(TM) protein, Thalidomide and analogs, Endostatin(TM) protein and 2-Methoxyestradiol.

CORPORATE STRATEGY

         The Company's strategy is to accelerate development of its antiangiogenesis and cell permeation technologies as well as other promising technologies which the Company perceives to have clinical and commercial potential. The principal elements of the Company's strategy are (i) to focus its resources on current core technologies, (ii) to broaden its product and technology portfolio through sponsored research collaborations with academic institutions, government organizations and private enterprises, (iii) to augment product development with its in-house research and development capabilities and (iv) to leverage its resources through corporate partnerships in order to minimize the cost to the Company of late-stage clinical trials and to accelerate effective product commercialization. All of the Company's product candidates are in the development stage and require further research, development, testing and regulatory clearances.

ANGIOGENESIS

         Overview

         Within the human body, a network of arteries, capillaries and veins, known as the vasculature, functions to transport blood throughout the body. The basic network of the vasculature is developed through angiogenesis, a fundamental process by which new blood vessels are formed. The primary angiogenic period in humans takes place during the first three months of embryonic development. During this period, cytokines and growth factors, which are normally suppressed, are activated to stimulate the growth of new blood vessels. Once the general network of the blood vessels is complete, these angiogenic stimulators are inhibited and blood vessels grow longer and larger in diameter until adulthood through a different process termed vasculogenesis. Although angiogenesis occurs in embryonic development, wound healing and in certain reproductive processes in women, angiogenesis is otherwise generally associated with several diseases, including cancer and diabetic retinopathy and macular degeneration, both of which are major causes of blindness.

         Angiogenesis and Cancer

         The term cancer includes many different types of uncontrolled cellular growth. Clusters of cancer cells, referred to as tumors, may destroy surrounding organs, impair physiological function and often lead to death. In order to survive, cancer cells require oxygen and nutrients which they receive from the body's blood supply. In order to access this blood supply, cancer cells initiate a biochemical mechanism that stimulates angiogenesis, which provides the blood supply that nourishes the tumor. As cancer cells grow and metastasize (spread from primary sites to secondary sites) they require continuous angiogenesis. Antiangiogenic substances are intended to inhibit the growth of blood vessels and may be effective in treating certain cancers, with fewer adverse side effects than traditional therapies. Cancer is the second leading cause of death in the United States and it is estimated that approximately 1,382,000 new cases of cancer are expected to be diagnosed in 1997.

         Existing cancer treatments include surgery, radiation therapy and chemotherapy. Surgery requires invasive procedures to remove cancerous cells. Often, cancer tumors located in sites that are difficult to access or tumors that have metastasized to vital organs cannot be treated surgically. Radiation therapy produces ionized molecules within the body that attack cancer cells but which may also damage healthy cells. Chemotherapy involves the administration of toxic substances designed to kill cancer cells and usually produces severe side effects. In addition, resistance to chemotherapy occurs over time. The Company believes that its antiangiogenesis technologies may have significant advantages over traditional cancer therapies, including reduced toxicity, and may be administered in conjunction with such other therapies.

         Angiogenesis and Blindness

         Angiogenesis within the eye, a condition often associated with diabetes and age-related macular degeneration, is a major cause of blindness. Macular degeneration, which is age-related, and diabetic retinopathy, a secondary effect of diabetes, both involve the formation of new blood vessels in front of or behind the retina. The blood vessels that grow in front of the retina occlude vision and the blood vessels that grow behind the retina often hemorrhage or cause the detachment of the retina, in each case resulting in blindness. It is estimated that approximately 8,000,000 people experience diabetic retinopathy, and that 25,000 new cases of blindness develop each year. It is estimated that approximately 13,000,000 people suffer from macular degeneration, and that 1,700,000 develop vision impairment, of which 100,000 new cases of blindness develop each year. Current treatments for diabetic retinopathy and, to a more limited extent, macular degeneration involve laser-based photocoagulation treatments, which often cause unintended damage to the retina and surrounding cells.

         Angiogenesis and Other Disease Indications

         A variety of other disease indications may be associated with angiogenesis, including rheumatoid arthritis, cardiovascular disease (atherosclerosis), psoriasis and Crohn's disease. The Company believes that its antiangiogenesis technologies may be applicable to these other diseases. To date, the Company has not pursued research for applications of antiangiogenesis to diseases outside of cancer or macular degeneration. There can be no assurance that the Company will pursue research outside these indications, that product candidates will result from any research undertaken or that any products for these diseases will ever be commercialized.

ENTREMED'S ANTIANGIOGENESIS PROGRAM

         The Company believes that certain drugs or proteins that exhibit antiangiogenic effects may be used as effective, safe therapeutics for diseases involving angiogenesis. The Company currently focuses on angiogenesis inhibition as a treatment for cancer, macular degeneration and diabetic retinopathy. Product candidates under development include: (i) thalidomide and several of its chemical analogs which focus the therapeutic activity of these drugs specifically on angiogenesis, (ii) Angiostatin(TM) protein and Endostatin(TM) protein, each a newly discovered angiogenesis inhibitor naturally produced by the body and (iii) 2-Methoxyestridiol, an oral angiogenesis inhibitor, and its chemical analogs. The Company's evaluation of thalidomide and its chemical analogs as antiangiogenic therapeutics may also enable the Company to generate clinical and marketing data on the general utility of angiogenesis inhibitors. The Company believes that this data might be useful in the development of Angiostatin(TM) protein, Endostatin(TM) protein, and 2-Methoxyestridiol which, although they are in an earlier stage of development, the Company believes may have greater efficacy as antiangiogenic therapeutics. The Company believes that, if successfully developed, these products could be used alone or in combination with each other to treat certain angiogenic diseases.

         Product Candidates

         Oral Antiangiogenesis Drug. The Company is evaluating the antiangiogenic properties of the drug thalidomide and its chemical analogs. Thalidomide, which was widely prescribed as a sedative in Europe in the late 1950s and early 1960s, is believed to have caused severe birth defects in children. The Company believes that thalidomide may have affected fetal development and caused birth defects by blocking new blood vessel growth, a characteristic that may make thalidomide useful in the prevention and treatment of angiogenic disorders. In preclinical animal studies conducted at Children's Hospital, thalidomide has been shown to block angiogenesis. Because of the negative precedent associated with thalidomide, as well as patent and competitive issues, the Company has commenced screening and conducting research on chemical analogs of thalidomide having substantially similar mechanisms of action as thalidomide but which may focus the therapeutic activity of this drug specifically on angiogenesis. The Company proposes to develop thalidomide or a thalidomide analog as a long-term patient administered oral therapeutic to inhibit the progression of certain angiogenic diseases, including cancer and certain causes of blindness.

         The Company, Bristol-Myers Squibb and the National Cancer Institute initiated Phase II clinical trials in 1996 to evaluate the antiangiogenic effects of thalidomide in inhibiting the progression of breast cancer, prostate cancer and Kaposi's sarcoma. The Company also initiated and expanded a Phase II clinical trial regarding brain cancer during 1996. Bristol-Myers Squibb recently notified the Company that, based upon patent, competitive and market considerations, it intends to discontinue its own internal development of thalidomide. Such decision is not expected to affect either Bristol-Myers Squibb's internal development efforts with respect to earlier stage chemical analogs of thalidomide or other research and development efforts contemplated by the BMS Collaboration. See "-- Collaborations and License Agreements." In addition, in animal studies performed at Children's Hospital, thalidomide was shown to inhibit the abnormal formation of blood vessels in the eye, a major cause of blindness. The Company is currently conducting Phase II clinical trials at the Scheie Eye Institute at the University of Pennsylvania School of Medicine and with the Retina Associates of Cleveland to evaluate the antiangiogenic effects of thalidomide in blindness due to age-related macular degeneration.

         Although not approved for sale in the United States, thalidomide has been used as an investigational agent to treat a limited number of patients for leprosy and other diseases and is being developed by other companies for various disease indications, but not including these diseases in which angiogenesis is a factor.

         Angiostatin(TM) Protein and Endostatin(TM) Protein. The Company is currently developing two endogenous proteins, Angiostatin(TM) protein and Endostatin(TM) protein, as potential long term cancer therapeutics to prevent metastatic disease and as therapies for primary tumors. These two proteins are different in structure and origin but have similar activity.

         Metastatic tumor growth is attributed to the implantation and growth of tumor cells at secondary sites. These tumor cells are released by a primary tumor, or are released into circulation during surgical removal of the primary tumor. Although surgeons generally remove significant amounts of healthy tissue surrounding the tumor, in many cases "seed cells" have already escaped the primary tumor and are circulated through the body until they become embedded elsewhere. It has been observed that in certain cases, these seed cells, or metastases, do not vascularize and grow while the primary tumor is in place. However, after the primary tumor is removed, secondary metastatic tumors often grow rapidly.

         In Company-sponsored research at Children's Hospital, a substance associated with primary tumors was identified which appears to prevent vascularization and growth of metastatic tumors. Based upon such research, the Company believes that the primary tumor secretes an enzyme that cleaves plasminogen, a known protein associated with blood clotting, into a smaller, previously undiscovered protein. The Children's Hospital team isolated and identified the protein, which the Company named Angiostatin(TM) protein, and the Company has cloned and expressed the gene that codes for Angiostatin(TM) protein. The Children's Hospital team also isolated and identified a second endogenous protein, named Endostatin(TM). The gene for Endostatin(TM) protein has been cloned and expressed by the Company. In preclinical studies, including the murine Lewis Lung Carcinoma metastatic model, it has been demonstrated that both Angiostatin(TM) and Endostatin(TM) proteins inhibit the growth of metastatic tumors. In addition, the Angiostatin(TM) protein was shown to reduce the size of primary murine carcinomas and sarcomas as well as human prostate, breast and colon cancers grown in immunodeficient mice. The Company and Bristol-Myers Squibb are addressing additional required preclinical studies, while manufacturing the Angiostatin(TM) protein in limited quantities.

         The Company is currently independently pursuing the early preclinical development of Endostatin(TM) protein and 2-Methoxyestradiol and its analogs ("2-ME"). However, because Endostatin(TM) and 2-ME were licensed by the Company from Children's Hospital, Bristol-Myers Squibb has a right of first refusal with respect to their development.

         The Company currently anticipates that either the Angiostatin(TM) protein or Endostatin(TM) protein, as endogenous angiogenesis inhibitors, could be administered as an adjunct therapy after diagnosis and sustained thereafter. The Company believes that there may be utility in using these proteins in combination and that these proteins may also be effective in inhibiting other angiogenic diseases such as diabetic retinopathy and macular degeneration, although the Company has not conducted any research to date in these areas. The Company has obtained an exclusive license from Children's Hospital to this technology, including rights to patent applications filed on the Angiostatin(TM) and Endostatin(TM) proteins and related technology.

         Other Antiangiogenesis Research

         The Company maintains an internal discovery and development program and also continues to sponsor and support research at Children's Hospital on angiogenesis technologies with the aim of developing antiangiogenesis products in addition to Angiostatin(TM) protein and Endostatin(TM) protein, thalidomide and its analogs, and 2-Methoxyestradiol and its analogs. The Company's research in these areas is currently early stage, although the Company and Children's

Hospital have identified other proteins and compounds with angiogenic or antiangiogenic properties that may be candidates for further development. To the extent that additional antiangiogenesis therapeutics are developed at Children's Hospital and licensed by the Company, Bristol-Myers Squibb has a right of first refusal to sublicense from the Company such technologies.

ENTREMED'S CELL PERMEATION TECHNOLOGY

         Overview

         The Company is applying its expertise in the role of blood function to the development of a cell permeation technology that may facilitate the delivery into blood cells of drugs, genes or other therapeutic agents that otherwise would not readily diffuse through the cell membrane. To date, the Company has focused its cell permeation research on a method of enhancing the oxygen delivery capabilities of blood.

         Human blood is comprised of four components: red blood cells, white blood cells, plasma and platelets. The principal functions of human blood are to transport oxygen and nutrients to tissues, carry waste products away from tissues and defend the body against infection. Hemoglobin, a protein-iron molecule contained within red blood cells, is responsible for carrying oxygen from the lungs to tissues throughout the body. Tissues and organs in the body require oxygen to function properly, and oxygen deficiency may lead to tissue damage or death. In human blood, each hemoglobin molecule carries four molecules of oxygen, but releases only one. It has been proposed that IHP, a naturally occurring plant chemical, may enhance the oxygen releasing capabilities of hemoglobin by allowing the release of three oxygen molecules. The theory that IHP could enhance the oxygen releasing capacity of hemoglobin has been proposed for several years. Scientists have observed that a molecule similar to IHP found in the hemoglobin of birds is more efficient at releasing oxygen than a corresponding molecule (2,3 diphosphoglycerate, or 2,3 DPG) found in human hemoglobin. However, IHP does not readily diffuse through the cell membrane of human red blood cells and previous techniques used to introduce IHP into such red blood cells have experienced significant problems and have resulted in substantial cell damage.

         The Company's research has led to the development of a prototype device designed to introduce IHP into red blood cells without significant cell damage. The Company intends to develop this application as a therapeutic in such chronic and acute diseases as angina, congestive heart failure, heart attacks, stroke and other diseases involving inadequate circulation or respiratory functions. Existing methods of treatment for these diseases, including surgical remedies, drug therapies and non-surgical devices, treat such diseases by seeking to increase blood flow, rather than increasing the blood's oxygen releasing capacity. In addition, unlike blood that is stored in blood banks, which loses its capacity to deliver oxygen for approximately 12 to 24 hours following a transfusion, blood treated with IHP may be able to release oxygen to tissues more rapidly following transfusion. The Company intends to investigate the application of IHP-treated blood for storage in blood banks. Because IHP-treated blood may release more oxygen to tissues than untreated human blood, it may also be possible that a smaller amount of IHP-treated blood can be transfused to obtain equivalent tissue oxygenation.

         With the exception of IHP-treated blood, the Company has not yet explored any other applications of its cell permeation technology. Potential therapeutic candidates will be selected based on an analysis of various disease indications and related market potential, the likely time and expense required for development and adaptation of the core technology for the specific application and the interest of potential strategic partners. Potential product candidates may be reformulations of existing compounds approved by the FDA where enhancement of delivery through blood cell membranes is believed to have increased clinical value compared to existing methods.

         Device for Oxygen Enhanced Blood Delivery

         The Company has constructed a prototype device designed to introduce IHP molecules into red blood cells, which may enhance the delivery of oxygen to tissues and organs. The device permits red blood cells drawn from patients to be separated from plasma and treated with IHP in a disposable flow electroporation chamber. The flow electroporation chamber combines the separated red blood cells with IHP and, through an electrical charge, renders the red blood cell membrane permeable, permitting IHP to pass through the cell membrane and combine with hemoglobin. IHP-treated blood is then ready for infusion into the patient or for storage for later infusion.

         The Company is sponsoring contract research and development on IHP-treated blood. An initial prototype flow electroporation device has been constructed and the accompanying reagents have been developed, although design activities are ongoing and there can be no assurance that a clinically acceptable device will be completed. Following completion of a clinically acceptable prototype, the Company intends to conduct preclinical toxicology studies required to demonstrate the safety and efficacy of IHP-treated red blood cells in enhancing the delivery of oxygen to tissues in relevant disease states.

         The Company's flow electroporation technology is based on Company sponsored research conducted at the CBRL. In November 1992, the Company obtained an exclusive worldwide license to this technology from the CBRL in exchange for cash payments and royalties based on sales, and a United States patent application for the device and method for introducing IHP into red blood cells was filed in March 1993. Device and disposable component engineering and development has been and continues to be conducted by a contract manufacturer, which is also expected to provide pilot manufacturing capabilities.

         The Company is in discussions with several major pharmaceutical companies and is seeking to enter into collaborative arrangements with corporate partners to develop and commercialize the Company's cell permeation technology, which may cover specific product candidates or disease indications. However, there can be no assurance that any such agreements will be entered into with any of these companies or any potential partner or that the terms of any agreement will be favorable to the Company.

         COLLABORATIONS AND LICENSE AGREEMENTS

         General. The Company intends to continue to develop in-licensed products and sponsored research programs and to enter into collaborations and licensing agreements with corporate partners for product development, manufacturing and marketing. The Company believes that it will be necessary to enter into collaborative arrangements with other companies in the future to develop, commercialize, manufacture and market its cell permeation technology, as well as any additional products or technologies it may acquire or develop.

         BMS Collaboration. In December 1995, the Company entered into the BMS Collaboration for the development of certain antiangiogenesis products. The BMS Collaboration provides for a five year research program, the grant to Bristol-Myers Squibb of an exclusive license to the Company's thalidomide, thalidomide analogs and Angiostatin(TM) protein technologies and an equity investment in the Company by Bristol-Myers Squibb.

         During the five year research term, the Company has agreed to conduct research and Bristol-Myers Squibb has agreed to support and fund such research. Bristol-Myers Squibb has agreed to provide funding of $18,350,000, payable in ten semi-annual payments of $1,835,000, of which $5,505,000 has been paid to date. In addition, Bristol-Myers Squibb has paid $730,000 to reimburse the Company for ongoing thalidomide clinical studies. Bristol-Myers Squibb also paid to the Company $1,000,000 in license fees, a portion of which was paid to Children's Hospital, and $2,500,000 in consideration of know-how and research and development performed by the Company.

         The Company granted Bristol-Myers Squibb an exclusive worldwide royalty-bearing license to make, use and sell products that are based upon the Company's Angiostatin(TM) protein, thalidomide and thalidomide analog technologies. Bristol-Myers Squibb has a right to sublicense and has undertaken to secure a sublicense to develop thalidomide-related products for ophthamological indications. Bristol-Myers Squibb also received a five year right of first refusal with respect to the development of any technology licensed or to be licensed by the Company from Children's Hospital in the field of antiangiogenic therapeutics. Such right of first refusal applies to the Company's Endostatin(TM) protein technology and 2-Methoxyestradiol technologies, although neither the Company nor Bristol-Myers Squibb has taken any action with respect to any sublicense of such technologies.

         The BMS Collaboration also provides for royalties to the Company based on the net sales price of products sold by Bristol-Myers Squibb. With respect to any product that is derived from Angiostatin(TM) protein, the royalty shall be 15% of net sales, subject to a reduction to no less than 10% based on manufacturing costs. With respect to any product derived from thalidomide, the royalty shall be 8% and, with respect to thalidomide analogs, the royalty shall range from 8% to 12.5% based on sales volume. In the case of thalidomide, the royalties shall be subject to reduction based on competitive factors.

         In addition, the Company may be entitled to receive additional payments for each product category based upon the achievement of defined and primarily late-stage clinical development and regulatory filing milestones. In the event all of these milestones are achieved, as to which there can be no assurance, these additional payments could total $32,000,000. Up to $9,000,000 of the milestone payments for products related to thalidomide and thalidomide analogs and up to $4,000,000 of the milestones for products related to Angiostatin(TM) protein will be creditable against any royalties that may become payable by Bristol-Myers Squibb to the Company, although the cumulative amount of credits in any year may not exceed 50% of the aggregate royalties otherwise payable. The Company retained certain co-promotion rights if Bristol-Myers Squibb elects to seek a co-promotion partner with respect to any products covered by the collaboration. The BMS Collaboration may be terminated by Bristol-Myers Squibb for any reason upon six months notice without any further liability for future payments.

         Bristol-Myers Squibb recently notified the Company that it intends to discontinue internal development of thalidomide. Bristol-Myers Squibb has indicated its interest in exploring with the Company various other alternatives with respect to thalidomide, which alternatives may include a sublicense by Bristol-Myers Squibb to a third party of its rights to thalidomide or a reversion of such rights to the Company. Bristol-Myers Squibb has advised the Company that its determination was based upon patent and certain competitive and market issues, including the development of thalidomide products by other companies. See "--Competition" and "--Patents Squibb and Proprietary Rights". However, based upon discussions with Bristol-Myers Squibb, the decision regarding thalidomide is not expected to affect Bristol-Myers Squibb's internal development efforts with respect to earlier stage chemical analogs of thalidomide or other research and development efforts contemplated by the BMS Collaboration. Therefore, the Company does not believe that Bristol-Myers Squibb's decision will have a material adverse effect on the Company's development of an oral antiangiogenesis therapeutic.

         Pursuant to the BMS Collaboration, Bristol-Myers Squibb purchased 541,666 shares of the Company's Common Stock for $12.00 per share in December 1995 and purchased an additional $5,000,000 of Common Stock concurrent with the Company's June 1996 IPO in a private placement at the initial public offering price per share of $15.00 per share. The Company also issued to Bristol-Myers Squibb a warrant, exercisable for one-year from June 19, 1996, to purchase up to $10,000,000 of Common Stock at an exercise price per share equal $22.50 per share. The Company has granted to Bristol-Myers Squibb certain registration rights with respect to all of these shares.

         Academic Collaborations. In addition to its in-house research program, the Company collaborates with several academic institutions to support research in areas of the Company's product development interests. Usually, research supported at outside academic institutions is performed in conjunction with additional in-house research. Often, the faculty members responsible for supervision of the research performed at the academic institution will participate further as consultants to the Company's in-house effort.

         Typically under these arrangements, the Company agrees to fund the research it has chosen to support with a specified budget over a specified time period, usually one to three years. In return, the Company usually obtains an exclusive license, with the right to grant sublicenses, and the right to further develop and market products that arise out of the technology being supported. Under several of these licenses, the Company is required to meet specified milestones or diligence requirements in order to retain its license of such technologies. There can be no assurance that the Company will satisfy these milestones and diligence requirements and be able to retain such licenses. In addition to providing research support, the Company usually is required to pay royalties to the academic institution on sales, if any, of any licensed products resulting from such research. The Company in most instances files and prosecutes patent applications on behalf of the institutions.

         The Company's primary academic collaboration is with Children's Hospital. In September 1993, the Company entered into a sponsored research agreement with Children's Hospital to support research conducted under the direction of Dr. M. Judah Folkman on the role of angiogenesis in pathological conditions. Under the agreement, as amended in August 1995, the Company agreed to pay to Children's Hospital $11,000,000, of which $7,000,000 was paid through February 1997, $1,000,000 is due on April 1, 1997 and the remainder is due in equal semi-annual payments of $1,000,000 until April 1, 1999. The Company also granted to Children's Hospital options to acquire 83,334 shares of Common Stock at an exercise price of $6.00 per share and additional options to acquire 50,000 shares at an exercise price of $6.375 per share. The Company obtained an exclusive option to negotiate an exclusive, worldwide, royalty-bearing license to any technology resulting from the research at Children's Hospital in areas covered by the agreement. The Company received a right to sublicense the licensed technologies, although the Company agreed to pay to Children's Hospital a portion of all sublicensing payments, which do not include payments to support research and development by the Company or equity investments in the Company. The Company has also received certain rights of first refusal to certain additional research projects and any new project opportunities arising from Dr. Folkman's core laboratory activities.

         The Company exercised its option in May 1994 to obtain exclusive worldwide licenses to certain oral antiangiogenesis technology (thalidomide and its analogs), cancer diagnostic and prognostic technology, and endogenous antiangiogenesis technology, Angiostatin(TM) protein. In December 1996, the Company exercised its option to obtain the exclusive worldwide licenses to Endostatin(TM) and 2-Methoxyestradiol, an orally available angiogenesis inhibitor. These license agreements provide for certain milestone payments by the Company to Children's Hospital as well as royalties based on sales, if any, of any products developed from the licensed technologies. The milestone payments aggregate $4,650,000, of which $290,000 has been paid through December 31, 1996, and are based upon license fees and the achievement of regulatory approvals.

         Other Collaborative and Strategic Relationships Arrangements. In July 1996, the Company acquired, through its subsidiary Cytokine Sciences, Inc. ("Cytokine"), substantially all of the assets of Innovative Therapeutics, Inc. ("ITI") in exchange for 15% of the common stock of Cytokine valued at approximately $44,000. Prior to the acquisition, the Company sponsored research at ITI on methods to treat disease by stimulating cellular immunity. The methods currently under development are designed to target specific diseases by the administration of synthetic peptides or recombinant proteins that mimic proteins which occur naturally during that particular disease. These therapeutic agents are designed to initiate cellular immune responses exclusively, without affecting humoral immunity. Prior to the acquisition , the Company had paid ITI approximately $832,500 pursuant to its research collaboration.

         Under the terms of the transaction with ITI, the Company agreed to provide funding to Cytokine in an aggregate amount of $1,600,000 during the first two years commencing July 2, 1996, with an additional $1,500,000 to be provided at the sole option of the Company during the third year. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

         The Company intends to continue to support and fund research at other companies or academic or other institutions in selected areas in exchange for rights to technologies and products derived from such sponsored research or equity positions in such companies. The Company expects to focus on sponsored research in areas in which it has existing expertise or where a strong market opportunity is perceived. The Company may establish subsidiaries to develop and commercialize promising technologies or products generated from this research, which may create opportunities for separately financing and managing new development programs.

COMPETITION

         Competition in the pharmaceutical, biotechnology and biopharmaceutical industries is intense and based significantly on scientific and technological factors, the availability of patent and other protection for technology and products, the ability and length of time required to obtain governmental approval for testing, manufacturing and marketing and the ability to commercialize products in a timely fashion. Moreover, the biopharmaceutical industry is characterized by rapidly evolving technology that could result in the technological obsolescence of any products developed by the Company. The Company competes with many specialized biopharmaceutical firms, as well as a growing number of large pharmaceutical companies that are applying biotechnology to their operations. Many biopharmaceutical companies have focused their development efforts in the human therapeutics area, and many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with the Company in recruiting and retaining highly qualified scientific personnel and consultants.

         The Company's competition will be determined in part by the potential indications for which the Company's compounds may be developed and ultimately approved by regulatory authorities. The Company is relying on Bristol-Myers Squibb to commercialize the licensed antiangiogenesis products and, accordingly, the success of these products in the target indications of cancer and blindness will depend in significant part on Bristol-Myers Squibb's efforts and ability to compete in these markets. The success of the BMS Collaboration will depend in part upon Bristol-Myers Squibb's own competitive, marketing and strategic considerations, including the relative advantages of alternative products being developed and marketed by Bristol-Myers Squibb and its competitors. For example, Bristol-Myers Squibb currently markets cancer therapeutics, which would be competitive with any antiangiogenic products developed under the BMS Collaboration to treat cancer. Bristol-Myers has a right to sublicense, and has undertaken to secure a sublicense to develop thalidomide-related products for ophthalmological indications, unless Bristol-Myers Squibb reasonably believes that the dosage or method of administration will not be significantly different from oncological indications. Any failure or delay by Bristol-Myers Squibb to enter into such a sublicense may substantially limit or preclude the commercial development of these applications.

         The Company is aware of companies and research institutions investigating the role of angiogenesis generally and specifically as it may be useful in developing therapeutics to treat various diseases associated with abnormal blood vessel growth. In studies available to date, these angiogentic inhibitors have shown varying effectiveness in inhibiting angiogenesis and differing degrees of bioavailability and toxicity. Significant further preclinical and clinical development of these products is needed prior to an assessment of the more significant competitive product candidates in the antiangiogenesis disease indications targeted by the Company.

         The Company is aware of other companies developing thalidomide and certain of its chemical analogs for various disease indications, including Celgene Corporation, for the treatment of AIDS-related cachexia (or wasting) and mouth ulcers, and Andrulis Pharmaceuticals, for diabetes. Although the Company believes that its patent rights, if granted, would preclude another company from marketing thalidomide for antiangiogenic indications, there can be no assurance that any patent will issue or afford meaningful protection.

         Bristol-Myers Squibb recently notified the Company that it intends to discontinue internal development of thalidomide. Bristol-Myers Squibb has indicated its interest in exploring with the Company various other alternatives with respect to thalidomide, which alternatives may include a sublicense by Bristol-Myers Squibb to a third party of its rights to thalidomide or a reversion of such rights to the Company. Bristol-Myers Squibb has advised the Company that its determination was based upon patent and certain competitive and market issues, including the development of thalidomide products by other companies. See "--Collaboration and License Agreements."

         A substantial number of companies utilize or are developing cell permeation or drug delivery technologies and competition for the development of drug delivery products is intense, although the Company's focus is on blood cell permeation. The Company is aware of at least one other company, Allos Therapeutics, Inc., that is engaged in early-stage research regarding a method to acutely increase the oxygen-releasing capacity of hemoglobin for treating cancer. The Company also anticipates that IHP-treated blood (which is not technically a blood replacement), will compete for use in blood transfusions with readily available products, including whole human blood or packed red blood cells, and products under development, such as blood substitutes.

         Many of the Company's existing or potential competitors have substantially greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture and market products. In addition, many of these competitors have extensive experience in preclinical testing and human clinical trials and in obtaining regulatory approvals. The existence of competitive products, including products or treatments of which the Company is not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products which may be developed by the Company.

MANUFACTURING AND MARKETING

         The Company's strategy is to enter into collaborative arrangements with pharmaceutical and other companies for the development, manufacturing and marketing of products requiring broad marketing capabilities and for overseas marketing. These collaborators are generally expected to be responsible for funding or reimbursing all or a portion of the development costs, including the costs of clinical testing necessary to obtain regulatory clearances and for commercial scale manufacturing, in exchange for exclusive or semi-exclusive rights to market specific products in particular geographic territories. To date, the Company has entered into one collaboration agreement, with Bristol-Myers Squibb, relating to certain of its antiangiogenesis technologies. However, the Company may, in the future, consider manufacturing or marketing certain products directly and to co-promote certain products if it believes it is appropriate under the circumstances. The Company has no experience in manufacturing or marketing products on a commercial scale and does not have the resources to manufacture or market by itself on a commercial scale any of its product candidates. In the event the Company decides to establish a manufacturing facility, the Company will require substantial additional funds, and will be required to hire and train significant additional personnel and comply with the extensive "good manufacturing practice" regulations applicable to such a facility.

PATENTS AND PROPRIETARY RIGHTS

         The Company's success will depend in part on its ability to obtain patent protection for its products, both in the United States and abroad. The patent position of biotechnology and pharmaceutical companies in general is highly uncertain and involves complex legal and factual questions. The Company has filed eight U.S. patent applications covering Angiostatin(TM) protein, DNA coding for the Angiostatin(TM) protein, the use of Angiostatin(TM) protein as a therapeutic agent and the use of Angiostatin(TM) protein as a diagnostic agent. The patent application covering Angiostatin(TM) protein has been allowed and should be issued shortly. The Company also has filed three U.S. patent applications covering the use of the thalidomide molecule and thalidomide analogs as an antiangiogenic agent for the treatment of a wide variety of diseases that are caused by uncontrolled angiogenesis. These patent applications also include composition of matter coverage for certain thalidomide analogs. One of those patent applications has been issued to date. The Company has also filed four U.S. patent applications covering the device and method for introducing substances into cells by flow electroporation. These patent applications cover the electroporation chamber in the device, the overall electroporation device and the treatment of a wide variety of diseases using cells that have been treated in the electroporation device. One of these patent applications has been issued. The Company has filed two patent applications, one of which has been issued, on estrogenic compounds as anti-mitotic agents. The Company has also filed a U.S. patent application covering Endostatin(TM) protein, DNA coding for the Endostatin(TM) protein, the use of Endostatin(TM) protein as a therapeutic agent and the use of Endostatin(TM) protein as a diagnostic agent. The patent application also covers the combination of Endostatin(TM) protein and Angiostatin(TM) protein as a therapeutic composition. Patent applications corresponding to the U.S. patent applications have been filed in Europe, Japan, Canada and other selected countries. The Company has registered the mark "ENTREMED" in the U.S. Patent and Trademark Office and has filed intent-to-use trademark applications in the U.S. Patent and Trademark Office for the marks "Angiostatin", "Endostatin" and "We're Not Making Better Blood, We're Making Blood Better".

         There can be no assurance that any patents will be granted or that patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company. Furthermore, there can be no assurance that others will not independently develop similar products or, if patents are issued to the Company or its collaborators, will not design around such patents.

         Furthermore, the enactment of the legislation implementing the General Agreement on Trade and Tariffs has resulted in certain changes to United States patent laws that became effective on June 8, 1995. Most notably, the term of patent protection for patent applications filed on or after June 8, 1995 is no longer a period of seventeen years from the date of grant. The new term of a United States patent will commence on the date of issuance and terminate twenty years from the earliest effective filing date of the application. Because the time from filing to issuance of biotechnology patent application is often more than three years, a twenty-year term from the effective date of filing may result in a substantially shortened term of patent protection, which may adversely impact the Company's patent position. If this change results in a shorter period of patent coverage, the Company's business could be adversely affected to the extent that the duration and level of the royalties it is entitled to receive from a collaborative partner is based on the existence of a valid patent.

         The Company's potential products may conflict with patents which have been or may be granted to competitors, universities or others. As the biotechnology industry expands and more patents are issued, the risk increases that the Company's potential products may give rise to claims that they infringe the patents of others. Such other persons could bring legal actions against the Company claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the affected products. If any such actions are successful, in addition to any potential liability for damages, the Company could be required to obtain a license in order to continue to manufacture or market the affected products. There can be no assurance that the Company would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, if at all. If the Company becomes involved in litigation, it could consume a substantial portion of the Company's time and resources.

         Composition of matter patent protection is not available for thalidomide. The Company is aware of at least two other issued patents covering certain non-antiangiogenic uses of thalidomide. Although the Company believes that the claims in such patents will not interfere with the Company's proposed use of thalidomide, there can be no assurance that the holders of such patents will not be able to exclude the Company from using thalidomide for other non-antiangiogenic uses of thalidomide.

         The Company also relies on trade secret protection for its confidential and proprietary information. However, trade secrets are difficult to protect and there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to unpatented trade secrets.

         The Company requires its employees, consultants and advisors to execute a confidentiality agreement upon the commencement of an employment or consulting relationship with the Company. The agreements generally provide that trade secrets and all inventions conceived by the individual and all confidential information developed or made known to the individual during the term of the relationship shall be the exclusive property of the Company and shall be kept confidential and not disclosed to third parties except in specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's proprietary information in the event of unauthorized use or disclosure of such information.

GOVERNMENT REGULATION

         The Company's development, manufacture and potential sale of therapeutics is subject to extensive regulation by United States and foreign governmental authorities.

         Regulation of Pharmaceutical Products. Products being developed by the Company may be regulated by the FDA as drugs or biologics or, in some cases, as medical devices. New drugs are subject to regulation under the Federal Food, Drug, and Cosmetic Act, and biological products, in addition to being subject to certain provisions of that Act, are regulated under the Public Health Service Act. The Company believes that drug products developed by it or its collaborators will be regulated either as biological products or as new drugs. Both statutes and the regulations promulgated thereunder govern, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and other promotional practices involving biologics or new drugs, as the case may be. FDA approval or other clearances must be obtained before clinical testing, and before manufacturing and marketing, of biologics and drugs.

         Obtaining FDA approval has historically been a costly and time consuming process. Generally, in order to gain FDA premarket approval, a developer first must conduct preclinical studies in the laboratory and in animal model systems to gain preliminary information on an agent's efficacy and to identify any safety problems. The results of these studies are submitted as a part of an investigational new drug ("IND") application, which the FDA must review before human clinical trials of an investigational drug can start. The IND application includes a detailed description of the clinical investigations to be undertaken.

         In order to commercialize any products, the Company or its collaborator must sponsor and file an IND and be responsible for initiating and overseeing the clinical studies to demonstrate the safety, efficacy and potency that are necessary to obtain FDA approval of any such products. For Company or collaborator-sponsored INDs, the Company or its collaborator will be required to select qualified investigators (usually physicians within medical institutions) to supervise the administration of the products, and ensure that the investigations are conducted and monitored in accordance with FDA regulations, including the general investigational plan and protocols contained in the IND. Clinical trials are normally done in three phases, although the phases may overlap. Phase I trials are concerned primarily with the safety and preliminary effectiveness of the drug, involve fewer than 100 subjects, and may take from six months to over one year. Phase II trials normally involve a few hundred patients and are designed primarily to demonstrate effectiveness in treating or diagnosing the disease or condition for which the drug is intended, although short-term side effects and risks in people whose health is impaired may also be examined. Phase III trials are expanded clinical trials with larger numbers of patients which are intended to evaluate the overall benefit-risk relationship of the drug and to gather additional information for proper dosage and labeling of the drug. Clinical trials generally take two to five years to complete, but may take longer. The FDA receives reports on the progress of each phase of clinical testing, and it may require the modification, suspension, or termination of clinical trials if it concludes that an unwarranted risk is presented to patients.

         If clinical trials of a new product are completed successfully, the sponsor of the product may seek FDA marketing approval. If the product is regulated as a biologic, the FDA will require the submission and approval of both a Product License Application ("PLA") and an Establishment License Application before commercial marketing of the biologic. If the product is classified as a new drug, the Company must file a New Drug Application ("NDA") with the FDA and receive approval before commercial marketing of the drug. The NDA or PLA must include detailed information about the drug and its manufacture and the results of product development, preclinical studies and clinical trials. The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. NDAs and PLAs submitted to the FDA can take, on average, two to five years to receive approval. If questions arise during the FDA review process, approval can take more than five years. Notwithstanding the submission of relevant data, the FDA may ultimately decide that the NDA or PLA does not satisfy its regulatory criteria for approval and deny approval or require additional clinical studies. In addition, the FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and effectiveness. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.

         Thalidomide is regulated by the FDA's Center for Drug Evaluation and Research. Although not approved for sale in the U.S., thalidomide has been used as an investigational agent to treat thousands of patients for leprosy and other diseases. EntreMed has filed an IND application and started Phase II trials in macular degeneration, a leading cause of blindness, and expects that the analysis of these results, together with availability of necessary funding, could determine whether Phase III trials may be attempted. The National Cancer Institute in collaboration with EntreMed and Bristol-Myers Squibb has begun Phase II trials in breast cancer, prostate cancer, brain cancer and Kaposi's sarcoma. A fourth trial in brain cancer was initiated and expanded to include more patients. It is expected that future cancer trials may be dependent on the results of these studies. Thalidomide must meet the standard regulatory requirements of any new drug, and successful Phase III clinical trials will be necessary to form the basis of an NDA.

         Analogs of thalidomide may be regulated as new chemical entities by the FDA's Center for Drug Evaluation and Research. Although these compounds are in the discovery phase of research, it is expected that as new chemical entities are discovered complete preclinical toxicology studies will be required prior to studies in humans. The remainder of the developmental and regulatory requirements will be similar to that of any new drug.

         Angiostatin(TM) and Endostatin(TM) proteins, each a naturally occurring substance, are considered biologics and will be regulated by the FDA's Center for Biologics Evaluation and Research. As genetically engineered and endogenous proteins, Angiostatin(TM) protein and Endostatin(TM) protein will face unique and specific regulation hurdles, such as those related to the manufacture of the products and the behavior of the products in the body. The regulatory requirements for recombinant proteins have been developed for other endogenous molecules (e.g., Epogen(TM), Neupogen(TM) and interferons) and Angiostatin(TM) protein and Endostatin(TM) protein are expected to follow these established guidelines. Successful preclinical studies and Phase I, II and III trials will be necessary to form the basis for a PLA.

         The cell permeation technology, and specifically IHP-treated red blood cells, will - be regulated by the FDA's Center for Biologics Evaluation and
Research.   A recent FDA response to a letter from EntreMed requesting a product jurisdiction determination, designated the Center for Biologics Evaluation and Research as the agency component with primary jurisdiction for the premarket review and regulation of the product. The product will be reviewed as a medical device under the premarket application (PMA) provisions of the Federal Food, Drug and Cosmetic Act (described below). Historically, the FDA's Office of Blood Research and Review has had the most expertise and experience in regulating blood, apheresis equipment and disposables associated with the processing of human blood. Further development for IHP-treated blood is expected to follow a similar path to that of any therapeutic biologic, with successful completion of Phase I, Phase II and Phase III trials required to precede the filing of a PMA. Because the cell permeation technology requires the use of red blood cells produced from humans, the Company will be required to comply with, or to contract with suppliers that comply with, stringent regulation of blood component collection. That regulation is designed to protect both donors and recipients of blood products and involves significant recordkeeping and other burdens.

         Regulation of Devices. Any device products which may be developed by the Company are likely to be regulated by the FDA as medical devices rather than drugs. In addition, as noted, the device used to insert IHP in blood cells also may be regulated as a medical device. The nature of the FDA requirements applicable to such products depends on their classification by the FDA. A device developed by the Company would be automatically classified as a Class III device, requiring pre-market approval, unless the Company could demonstrate to the FDA, in the required pre-market notification procedure, that the device was substantially equivalent to an existing device that has been classified in Class I or Class II or to a pre-1976 device that has not yet been classified. If the Company were unable to demonstrate such substantial equivalence, it would be required to undertake the costly and time-consuming process, comparable to that for new drugs, of conducting preclinical studies, obtaining an investigational device exemption to conduct clinical tests, filing a premarket approval application, and obtaining FDA approval.

         If the Company could demonstrate substantial equivalence to a Class I product, the "general controls" of the Federal Food, Drug, and Cosmetic Act chiefly adulteration, misbranding, and good manufacturing practice requirements would nevertheless apply. If substantial equivalence to a Class II device could be shown, the general controls plus "special controls" such as performance standards, guidelines for safety and effectiveness, and post-market surveillance would apply. While demonstrating substantial equivalence to a Class I or Class II product is not as costly or time-consuming as the pre-market approval process for Class III devices, it can in some cases also involve conducting clinical tests to demonstrate that any differences between the new device and devices already on the market do not affect safety or effectiveness. If substantial equivalence to a pre-1976 device that has not yet been classified has been shown, it is possible that the FDA would subsequently classify the device as a Class III device and call for the filing of premarket approval applications at that time. If the FDA took that step, then filing an application acceptable to the FDA would be a prerequisite to remaining on the market.

         It is likely that the review process will nevertheless occur in the Center for Biologics Evaluation and Research. It is possible, however, that such Center would consult with relevant officials in the FDA's Center for Devices and Radiological Health. Such a consultation might further delay approval of the device and thus of this technology.

         Other. In addition to the foregoing, the Company's business is and will be subject to regulation under various state and federal environmental laws, including the Occupational Safety and Health Act, the Resource Conservation and Recovery Act and the Toxic Substance Control Act. These and other laws govern the Company's use, handling and disposal of various biological, chemical and radioactive substances used in and wastes generated by its operations. The Company believes that it is in material compliance with applicable environmental laws and that its continued compliance therewith will not have a material adverse effect on its business. The Company cannot predict, however, whether new regulatory restrictions on the marketing of biotechnology products will be imposed by state or federal regulators and agencies.

EMPLOYEES

         As of March 24, 1997, the Company had 32 full-time employees, of which 22 were in research and development and 10 were in management and administration. The Company intends to hire additional personnel. The Company also utilizes part-time or temporary consultants on an as-needed basis. None of the Company's employees is represented by a labor union and the Company believes its relations with its employees are satisfactory.

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the names, ages and positions of the executive officers and directors of the Company:

 NAME                                 AGE      POSITION


 John W. Holaday, Ph.D. (1)           51       Chairman of the Board, President, Chief Executive Officer
                                               and Director

 Edward R. Gubish, Ph.D.              48       Senior Vice President, Research and Development

 Leo Einck, Ph.D.                     46       Vice President Research Operations

 R. Nelson Campbell                   32       Chief Financial Officer

 John C. Thomas, Jr.                  43       Secretary/Treasurer

 Carl Alving, M.D.                    57       Director

 Donald S. Brooks (2)(3)              61       Director

 Bart Chernow, M.D.                   49       Director

 Samuel R. Dunlap, Jr. (1)(2)         47       Executive Advisor and Director

 Mark C.M. Randall (3)                34       Director

 Leon E. Rosenberg, M.D.              64       Director

 Wendell M. Starke (1)(2)             54       Director


-----------

(1)      Member of Executive Committee; (2) Member of Compensation Committee;
(3) Member of Audit Committee

-----------

         John W. Holaday, Ph.D. is a co-founder of the Company and has served as its President and Chief Executive Officer and a director since August 1992 and its Chairman of the Board since November 1995. Prior thereto, from May 1989 to August 1992, he was a co-founder of Medicis Pharmaceutical Corp. where he served as Scientific Director, Senior Vice President for Research and Development and director. From 1968 to 1989, he served at the Walter Reed Army Institute of Research, where he founded the Neuropharmacology Branch in 1980. He serves as an officer and fellow in several biomedical societies and has authored and edited numerous scientific articles in journals and books. His current academic positions include Associate Professor of Anesthesiology and Critical Care Medicine and Senior Lecturer in Medicine at The Johns Hopkins University of Medicine, Baltimore, Maryland; Adjunct Professor of Pharmacology and Psychiatry at the Uniformed Services University School of Medicine, Bethesda, Maryland; and Clinical Assistant Professor of Surgery at the University of Connecticut Health Center, Farmington, Connecticut.

         Edward R. Gubish, Ph.D. has served as Senior Vice President of Research and Development since January 1997, prior to that he served as Vice President - Regulatory and Clinical Development of the Company since November 1995 and has been employed by the Company since October 1993. From 1990 to September 1993, Dr. Gubish served as senior director of Regulatory Affairs for Baker Norton Pharmaceuticals (IVAX) and Fujisawa Pharmaceuticals. From 1986 to 1990, Dr. Gubish served as Chief of regulatory affairs for the AIDS Division at the National Institutes of Health and as a scientific and administrative contact for sponsors of new biological products and IND submissions for the, Center for Drugs and Biologics at the FDA.

         Leo Einck, Ph.D. has served as Vice President of Research Operations since January 1997, Vice President of Extramural Programs of the Company from November 1995 to January 1997 and from September 1993 to November 1995 as Director of Sponsored Research. From 1985 to September 1993, Dr. Einck was the Director of Operations for HEM Pharmaceuticals, a company engaged in the development of biopharmaceutical agents. From 1980 to 1985, Dr. Einck was a researcher in molecular biology at the National Institutes of Health.

         R. Nelson Campbell has served as Chief Financial Officer since January 1997. From November 1991 to June 1996, Mr. Campbell was employed by OsteoArthritis Sciences, Inc., a private drug discovery company where he was a co-founder and served as Vice President of Business Development and Treasurer. From 1986 to 1991, he was with the international investment banking firms of Merrill Lynch Capital Markets, Nomura Securities International and lastly Daiwa America Securities, Inc., where he was engaged in corporate finance and merger transactions.

         John C. Thomas, Jr. has served as Secretary/Treasurer since January 1997 and served part-time as Chief Financial Officer of the Company since its inception in September 1991 until January 1997. Mr. Thomas has also served as the Chief Financial Officer of several other companies, including MEDigital, Inc., a private medical technology company since August 1996, Credit Depot Corporation, a public company engaged in loan financing (from August 1990 to March 1993 and from January 1995 until April 1996), Tapistron International, Inc., a public company engaged in the development of technology for the textile industry (from August 1991 until July 1995), and Sealite Sciences, a private biotechnology company (from June 1991 to March 1993). Mr. Thomas is a certified public accountant.

         Carl Alving, M.D. is a co-founder of the Company and has been a director of the Company since August 1992. He has been Chief of the Department of Membrane Biochemistry at the Walter Reed Army Institute of Research since 1978. Dr. Alving has been the inventor of a number of patented technologies in the fields of drug delivery and immunology.

         Donald S. Brooks has been a director of the Company since April 1996. Since July 1993, Mr. Brooks has been a practicing attorney with the law firm Carella Byrne Bain Gilfillan Cecchi Stewart & Olstein, Roseland, New Jersey, which represents the Company on certain matters. Prior thereto, Mr. Brooks was employed by Merck & Co., Inc. for 27 years, most recently, from 1986 to 1993, as Senior Counsel. From 1980 to 1985, Mr. Brooks served as a U.S. employer delegate to the Chemical Industries Committee, International Labor Organization in Geneva, Switzerland.

         Bart Chernow, M.D. is a co-founder of the Company and has been a director since the Company's inception. Dr. Chernow has served as Physician-in-Chief at Sinai Hospital of Baltimore since 1990 and as a Professor of Medicine, Anesthesiology and Critical Care at The Johns Hopkins University School of Medicine part-time from 1990 through 1997. Dr. Chernow was the Editor-in-Chief of the Journal Critical Care Medicine. From 1987 to 1990 Dr. Chernow was the Director of the Henry K. Beecher Memorial Research Laboratories and Attending Physician of Critical Care (anesthesia) at the Massachusetts General Hospital, Harvard Medical School, where he also served as an Associate Professor.

         Samuel R. Dunlap, Jr. has served as an Executive Advisor and a director to the Company since August 1992. Mr. Dunlap also has (i) served as Chairman of Dunlap & Partners, Ltd., a financial consulting firm in Atlanta, Georgia, since October 1988, (ii) served as a director of Credit Depot Corporation, of which he was a founder, since December 1986, (iii) served as Vice President of MEDigital, Inc. since August 1996, (iv) from 1992 through 1996 served as a director to First Pacific Networks, Inc., a publicly-held telecommunications company, (v) served as a director and a consultant of Golf Training Systems, Inc., a public company, from August 1994 until December 1995 and (vi) served as a director from July 1991 until February 1994 and an Executive Advisor from July 1991 until November 1994 of Tapistron International, Inc. From April 1986 until December 1988, Mr. Dunlap served as Executive Vice President and director of CytRx Corporation, a publicly-held pharmaceutical company of which he was a founder. Mr. Dunlap also served as Executive Vice President of Elan Pharmaceutical Research Corp., a publicly-held company, from August 1982 to December 1983 and President and a director of such entity from January 1984 to January 1985.

         Mark C.M. Randall has been a director of the Company since April 1996. Since 1985, Mr. Randall has been associated with Sarasin International Securities Limited, London, England, a wholly-owned subsidiary of Bank Sarasin & Cie, a private bank based in Switzerland, where he has been Director since 1994.

         Leon E. Rosenberg, M.D. has been a director of the Company since January 1996. Dr. Rosenberg was named Senior Vice President, Scientific Affairs, Bristol-Myers Squibb Company in January 1997. For the previous five and one half years he served the company as President of the Bristol-Myers Squibb Pharmaceutical Research Institute. From 1984 to September 1991, Dr. Rosenberg served as the dean of the Yale University School of Medicine. Dr. Rosenberg is a member of the National Academy of Sciences and serves on the Board of Directors of Research!America of Alexandria, Virginia; SEQ Ltd. of Princeton, New Jersey; Somatic Therapy Corporation of Alameda, California; Cadus Pharmaceutical Corporation of Tarrytown, New York; and the Whitehead Institute for Biomedical Research. He is on the Board of Participants of the Intercompany Collaboration for AIDS Drug Development and Chairman of its Scientific Panel.

         Wendell M. Starke has been a director of the Company since April 1994. Mr. Starke is a Chartered Financial Analyst and a Chartered Investment Counselor. Mr. Starke was President of INVESCO Capital Management, Inc. from 1979 to 1991. In 1992, he became Chairman of INVESCO, Inc., the parent company of INVESCO Capital Management and other INVESCO money management subsidiaries in the United States. Mr. Starke also serves as a member of the Board and as Global Chief Investment Officer of INVESCO, PLC, the London-based parent company of the worldwide INVESCO organization.

         The Board of Directors currently consists of eight members. Successors to those directors whose terms have expired are required to be elected by stockholder vote; vacancies in unexpired terms and any additional positions created by board action are filled by action of the existing Board of Directors. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

         The Executive Committee currently consists of three members. The Executive Committee acts as a liaison between management and the Board of Directors and is responsible for all matters that arise between regular meetings of the Board of Directors, to the extent permitted by Delaware law.

         The Audit Committee currently consists of two directors. The Audit Committee reviews, with the Company's independent accountants, the scope and timing of their audit services and any other services they are asked to perform, their report on the Company's financial statements following completion of their audit and the Company's policies and procedures with respect to internal accounting and financial controls. In addition, the Audit Committee makes annual recommendations to the Board of Directors for the appointment of independent public accountants for the ensuing year.

         The Compensation Committee consists of three directors. This Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company, reviews general policy matters relating to compensation and benefits of employees of the Company and administers the Company's stock option plans.

ITEM 2.  PROPERTIES

         The Company currently occupies an aggregate of approximately 13,500 square feet of office space (approximately 8,250 square feet of which is laboratory space) in Rockville, Maryland pursuant to two leases. One lease, representing 1900 square feet, is on a month to month basis and the other lease expires in April 2003. The leases provide for total annual rent of approximately $241,400 during 1997, subject to specified annual increases. See
Note 1 of Notes to Financial Statements. The Company anticipates that its current facilities will be sufficient through 1997, at which time it is likely to require additional or larger space. The Company is presently undertaking to determine whether to lease additional space or build a new facility.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a party to certain litigation initiated in August 1995 in the United States District Court for the Eastern District of Tennessee by Bolling, McCool & Twist, a consulting firm. The suit relates to a claim for services rendered in the approximate amount of $50,000 and seeks a finder's fee in an unspecified amount in connection with the BMS Collaboration. In April 1996, the Company filed a motion to compel discovery. Due to the fact that Bristol-Myers Squibb has been added to the litigation, discovery has not yet been completed. The Company is unable to predict with certainty the eventual outcome of the lawsuit. The Company intends to contest the action vigorously and believes that this proceeding will not have a material adverse effect on the Company or on its financial statements, although there can be no assurance that this will be the case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         EntreMed's Common Stock trades on the Nasdaq National Market under the symbol "ENMD". The table below sets forth the high and low sales prices of the Company's Common Stock as reported by the Nasdaq National Market for the periods indicated. These prices are based on quotations between dealers, do not reflect retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions.

         1996                                                          High        Low
         ----                                                         -----        ---
         Second Quarter (June 19, 1996 - June 30, 1996)              16 1/4     14 7/8
         Third Quarter (July 1, 1996 - September 30, 1996)           18 5/8      8 7/8
         Fourth Quarter (October 1, 1996 - December 31, 1996)        17 1/4     12

         1997
         ----
         First Quarter (January 1, 1997 - March 24, 1997)            18 1/2     12 1/4

         At March 24, 1997, there were approximately 402 shareholders of record, and as of that date, the Company estimates there were approximately 900 beneficial owners holding stock in nominee or "street" name.

         The Company has not paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future.

         In June 1996, the Registrant issued to Bristol-Myers Squibb Company 333,333 shares of Common Stock at a purchase price of $15.00 per share.

         In January through March 1996, the Registrant issued an aggregate of 83,991 shares of Common Stock to Samuel R. Dunlap, Jr., a director of the Registrant, upon the exercise of stock options exercisable at $1.50 per share.

         In December 1996, the Registrant issued to a former employee an aggregate of 15,686 shares of Common Stock upon the exercise of stock options for an aggregate consideration of $99,998 or $6.375 per share.

         Except as otherwise noted above, (i) the above transactions were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof, (ii) the sale of securities was without the use of an underwriter and (iii) the certificates evidencing the shares bear a restrictive legend permitting the transfer thereof only upon registration of the shares or an exemption under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data as of December 31, 1996, and for each of the five years in the period ended December 31, 1996, are from the financial statements of EntreMed, Inc., which have been audited by Ernst & Young LLP, independent auditors. The data should be read in conjunction with the financial statements, related notes and other financial information included herein.

                                                            Year Ended December 31,
                                                            -----------------------
 STATEMENTS OF OPERATIONS DATA:         1996          1995           1994         1993           1992
                                   -------------------------------------------------------------------
 Revenues
       Collaborative research
         and development             $ 4,425,000    $   347,501   $    -       $    -         $   -

       License fees                      200,000         16,667        -             -            -
       Grant Revenues                     -             347,001        90,185        -            -

 Total revenues                        4,625,000        711,169        90,185        -            -

 Expenses:
    Research and development           7,553,793      5,939,512     3,673,929    4,772,652        645,752
    General and administrative         3,435,501      2,458,976     1,549,705    1,552,143        812,198
    Interest expense                      27,267         65,754         -            -            -
    Interest income                   (1,621,729)       (44,854)      (18,993)     (85,939)       (56,383)

 Net Loss                            $(4,769,832)   $(7,708,219)  $(5,114,456) $(6,238,856)   $(1,401,567)

 Net Loss per share                  $     (0.49)   $     (1.06)  $     (0.76) $     (1.04)   $     (0.32)

 Weighted average number of
    shares outstanding                 9,745,503      7,271,943     6,713,929    5,982,052      4,331,153

 Pro forma net loss per share(1)     $     (0.45)        $(0.83)

 Pro forma weighted average
       number of shares
       outstanding (1)                10,635,613      9,271,943

 BALANCE SHEET DATA:
    Cash and cash equivalents
       and short-term investments     52,720,829      6,885,099       218,619    2,188,665      1,399,072
    Working capital                   49,049,124      5,689,810      (332,427)   2,112,738      1,356,666
    Total assets                      54,146,339     10,146,383       843,742    3,258,995      1,586,691
    Deferred revenue, less
       current portion                 2,236,666      2,741,666      -             -             -
    Accumulated deficit              (25,256,803)   (20,486,971)  (12,778,752)  (7,280,210)    (1,425,440)
    Total stockholders' equity        47,694,191      3,601,260       292,696    2,798,982      1,524,235

---------

(1) Pro forma net loss per share and weighted average shares outstanding for the years ended December 31, 1995 and 1996 give effect to the automatic conversion of 3,000,000 outstanding shares of Preferred Stock into 2,000,000 shares of Common Stock on June 19, 1996, the effective date of the Company's initial public offering. See Notes 1 and 8 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

OVERVIEW

         Since its inception in September 1991, the Company has devoted substantially all of its efforts and resources to sponsoring and conducting research and development on its own behalf and through collaborations with corporate partners and academic research and clinical institutions, and establishing its facilities and hiring personnel.

         With the exception of license fees and research and development funding from Bristol-Myers Squibb and certain research grants, the Company has not generated any revenue from operations. For the period from inception to December 31, 1996, the Company incurred a cumulative net loss of approximately $25,257,000. The Company has incurred additional losses since such date and expects to incur additional operating losses for the foreseeable future. In December 1995, the Company entered into the BMS Collaboration and, through December 31, 1996, had received approximately $9,735,000 in license and research and development fees and expense reimbursements and an $11,500,000 equity investment pursuant to this alliance. The Company expects that its revenue sources for at least the next several years will be limited to research grants and future collaboration payments from Bristol-Myers Squibb and from other collaborators under arrangements that may be entered into in the future. The timing and amounts of such revenues, if any, will likely fluctuate sharply and depend upon the achievement of specified milestones, and results of operations for any period may be unrelated to the results of operations for any other period. See "Business - Collaborations and License Agreements".

RESULTS OF OPERATIONS

         Years Ended December 31, 1996, 1995 and 1994

         Revenues under collaborative research and development agreements were approximately $4,425,000, $348,000 and $0 and license fees were approximately $200,000, $17,000 and $0 in the years ended December 31, 1996, 1995 and 1994, respectively. The collaborative research and development fees relate to the amortization over five years of a one-time payment of $2,500,000 ($500,000 and $42,000 recognized in 1996 and 1995, respectively); the amortization of the semi-annual payment of $1,835,000 as called for under the BMS Collaboration ($3,670,000 and $306,000 recognized in 1996 and 1995, respectively); and $255,000 recognized in 1996 as reimbursement for clinical studies. The license fees represent the amortization over five years of a one-time $1,000,000 license fee under the BMS Collaboration, a portion of which was paid to Children's Hospital. Approximately one month's amortization of these amounts is included in 1995 as the BMS Collaboration was entered into in December 1995 compared to twelve full months for 1996. The Company had no collaboration revenues in 1994. In addition, revenues during 1994 and 1995 included grant revenues from the World Health Organization and SBIR grants of $90,000 and $347,000, respectively, while there were no grant revenues in 1996.

         Research and development expenses increased by 61.7% from approximately $3,674,000 in 1994 to $5,940,000 in 1995, reflecting the increase in expenses relating to the Company's commencing the development programs related to its antiangiogenesis technology, and increased by 27.2% to approximately $7,554,000 in 1996, due primarily to increased efforts in the Company's internal and sponsored research and product development programs related to its antiangiogenesis and blood cell permeation technologies. Research and development expenditures included sponsored research payments of approximately $1,369,000, $2,570,000, and $3,461,000 and internal research and development expenses of approximately $2,305,000, $3,370,000, and $4,093,000 in 1994, 1995 and 1996, respectively.

         General and administrative expenses increased by 39.7% in 1996 to $3,436,000 from $2,459,000 in 1995 and increased by 59% in 1995 to $2,459,000 from $1,550,000 in 1994. The 1996 increase resulted primarily from increases in administrative costs associated with being a public company, additional personnel, and costs associated with defending the Company in the litigation described in Item 3 hereof. The 1995 increase resulted primarily from increases in the number of Company personnel resulting from the Company's expansion. Interest income increased from $19,000 to $45,000 in 1994 and 1995 respectively, and to $1,622,000 in 1996. The 1996 increase is due to the Company investing in interest-bearing securities the net proceeds from the IPO and the BMS Collaboration. The Company had interest expense of approximately $66,000 and $27,000 in 1995 and 1996, respectively, as a result of capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

         From inception through December 31, 1996, the Company financed its operations from (i) the net proceeds of private placements of equity securities which raised approximately $17,000,000, (ii) payments from Bristol-Myers Squibb, including $10,065,000 received in December 1995 (of which $6,500,000 was an equity investment) and $11,535,000 received in 1996 (of which $5,000,000 was an equity investment), (iii) various grants from the World Health Organization and Small Business Innovation Research ("SBIR") grants totalling approximately $437,000, (iv) its June 1996 IPO which raised net proceeds of approximately $43,541,000 and (v) proceeds of approximately $654,000 under capital leases.

         Bristol-Myers Squibb is obligated to make additional semi-annual payments to the Company of $1,835,000 in each of June and December through June 2000 as well as additional payments in the event certain mostly late-stage regulatory milestones are achieved. Bristol-Myers Squibb may terminate the collaboration agreement and return the licensed technology to the Company at any time upon six months' notice, in which event it would have no further funding obligation to the Company.

         At December 31, 1996, the Company had working capital of approximately $49,000,000. The Company's cash resources have been used to finance research and development, including sponsored research, capital expenditures, including leasehold improvements to the Company's laboratory facility, and general and administrative expenses. Over the next several years, the Company expects to incur substantial additional research and development costs, including costs related to early-stage research in areas not reimbursed by Bristol-Myers Squibb, preclinical and clinical trials, increased administrative expenses to support its research and development operations and increased capital expenditures for pilot manufacturing capacity, various equipment needs and facility improvements.

         At December 31, 1996, the Company was a party to sponsored research agreements requiring it to fund an aggregate of approximately $6,380,000 through 1999 (including $5,000,000 to Children's Hospital) and license agreements requiring milestone payments of up to $4,360,000 and additional payments upon attainment of regulatory milestones. In addition, the Company agreed to provide funding to Cytokine Sciences, Inc., its 85% owned subsidiary, in an aggregate amount of $1,600,000 during the first two years commencing July 2, 1996, with an additional $1,500,000 to be provided at the sole option of the Company during the third year. The Company is also a party to an office lease expiring in 2003 with total future minimum lease payments of $1,405,000. See
Note 11 of Notes to Financial Statements.

         At December 31, 1996, the Company had available net operating loss carryforwards of $22,150,000 to offset any future taxable income for federal tax purposes. The utilization of the loss carryforwards to reduce future income taxes will depend on the Company's ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards begin to expire in the year 2006. However, the Tax Reform Act of 1986 limits the maximum annual use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a corporation. For financial reporting purposes, a valuation allowance has been recognized to reduce the net deferred tax assets to zero due to uncertainties with respect to the Company's ability to generate taxable income in the future sufficient to realize the benefit of deferred income tax assets. See Note 7 of Notes to Financial Statements.

         The Company believes that its existing resources and committed funding from Bristol-Myers Squibb will be sufficient to meet the Company's planned expenditures during 1997, although there can be no assurance the Company will not require additional funds. The Company's working capital requirements will depend upon numerous factors, including the progress of the Company's research and development programs (which may vary as product candidates are added or abandoned), preclinical testing and clinical trials, achievement of regulatory milestones, the Company's corporate partners fulfilling their obligations to the Company, the timing and cost of seeking regulatory approvals, the level of resources that the Company devotes to the development of manufacturing, marketing and sales capabilities, if any, technological advances, the status of competitors, the ability of the Company to maintain existing and establish new collaborative arrangements with other companies to provide funding to the Company to support these activities and other factors. In any event, the Company will require substantial funds in addition to the present existing working capital to develop its product candidates and otherwise to meet its business objectives.

INFLATION

         Management does not believe that inflation has a material impact on the Company's results of operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted in a separate section of this report. See Index to Consolidated Financial Statements on Page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

         The information called for by Item 10: Directors and Executive Officers of the Registrant; Item 11: Executive Compensation; Item 12: Security Ownership of Certain Beneficial Owners and Management; and Item 13: Certain Relationships and Related Transactions will be included in and is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the close of its fiscal year.

                                  RISK FACTORS

         History of Losses; Accumulated Deficit and Anticipated Future Losses. To date, the Company has been engaged primarily in research and development activities and, with the exception of license fees and research and development funding under the BMS Collaboration and research grants, has not derived any revenues from operations. At December 31, 1996, the Company had an accumulated deficit of approximately $25,257,000 and significant losses have continued and are expected to continue for the foreseeable future. The Company will be required to conduct substantial research and development and clinical testing activities for all of its proposed products, which activities are expected to result in operating losses for the foreseeable future, particularly due to the extended time period before the Company expects to commercialize any products, if ever. In addition, to the extent the Company relies upon others for development and commercialization activities, the Company's ability to achieve profitability will be dependent upon the success of such third parties. There can be no assurance that the Company will be able to generate revenues from operations or achieve profitability on a sustained basis, if at all.

         Early Stage and Uncertainty of Product Development. The Company's proposed products and research programs are in the early developmental stage and require significant time-consuming and costly research and development, testing and regulatory clearances. Accordingly, the Company does not expect any of its product candidates to be commercially available for several years, if ever. The successful development of any product is subject to the risks of failure inherent in the development of products or therapeutic procedures based on innovative technologies. These risks include the possibilities that any or all of these proposed products or procedures are found to be ineffective or toxic, or otherwise fail to receive necessary regulatory clearances; that the proposed products or procedures are uneconomical to manufacture or market or do not achieve broad market acceptance; that third parties hold proprietary rights that preclude the Company from marketing them; or that third parties market a superior or equivalent product. The failure of the Company's research and development activities to result in any commercially viable products would materially adversely affect the Company's future prospects.

         Uncertainties Related to Clinical Trials. The Company has limited experience in conducting clinical trials and intends to rely primarily on Bristol-Myers Squibb or other pharmaceutical companies with which it may collaborate in the future for clinical development and regulatory approval of its product candidates. Before obtaining regulatory approvals for the commercial sale of its products, the Company or its collaborative partners will be required to demonstrate through preclinical studies and clinical trials that the proposed products are safe and effective for use in each target indication. The results from preclinical studies and early clinical trials may not be predictive of results that will be obtained in large-scale testing, and there can be no assurance that the clinical trials conducted by the Company or its partners will demonstrate sufficient safety and efficacy to obtain the required regulatory approvals or will result in marketable products. One of the Company's potential products, thalidomide, is believed to have caused severe birth defects in children during the late 1950s and early 1960s. Although the Company believes that the characteristics of thalidomide that may have affected fetal development and caused birth defects by blocking new blood vessel growth may make thalidomide useful in the prevention and treatment of angiogenic disorders, there can be no assurance that clinical trials with the drug will demonstrate its safety and efficacy or that the drug will not be associated with other characteristics that prevent or limit its commercial use.

         In addition, clinical trials are often conducted with patients having the most advanced stages of disease. During the course of treatment, these patients can die or suffer other adverse medical effects for reasons that may not be related to the pharmaceutical agent being tested, but which can nevertheless affect clinical trial results. Various companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after attaining promising results in earlier trials. Clinical trials for the product candidates being developed by the Company and its collaborators may be delayed by many factors. Any delays in, or termination of, the clinical trials of any of the Company's product candidates, or the failure of any clinical trials to meet applicable regulatory standards, could have a material adverse effect on the Company's business, financial condition and results of operations.

         Dependence on Bristol-Myers Squibb and Other Collaborative Partners and Licensees. The Company does not intend to conduct late-stage clinical trials, or manufacture or market any of its product candidates in the foreseeable future. The Company has granted Bristol-Myers Squibb the right to conduct development, manufacturing, commercialization and marketing activities relating to certain of the Company's antiangiogenesis technologies. Accordingly, the Company is substantially dependent on Bristol-Myers Squibb for the development, funding and commercial success of any of these product candidates. In addition, payments from Bristol-Myers Squibb may constitute a substantial portion of the Company's revenues for the next several years. The BMS Collaboration may be terminated for any reason by Bristol-Myers on six months' notice, in which event Bristol-Myers Squibb would have no further funding obligation to the Company. In the event Bristol-Myers Squibb were to terminate its agreement with the Company or otherwise fail to conduct its collaborative activities successfully and in a timely manner, the preclinical and clinical development or commercialization of the licensed antiangiogenesis product candidates would be delayed or terminated. Any such delay or termination could have a material adverse effect on the Company's business, financial condition and results of operations. The success of the BMS Collaboration will depend in part upon Bristol-Myers Squibb's own competitive, marketing and strategic considerations, including the relative advantages of alternative products being developed and marketed by Bristol-Myers Squibb and its competitors. In addition, if Bristol-Myers Squibb is unsuccessful in commercializing any product candidates, the Company's business, financial condition and results of operations would be materially adversely affected. Bristol-Myers Squibb has agreed, as soon as reasonably practicable, to sublicense to a third party ophthalmological applications of thalidomide and its analogs, unless Bristol-Myers Squibb reasonably believes that the dosage or method of administration will not be significantly different from oncological indications. Any failure or delay by Bristol-Myers Squibb to enter into such a sublicense may substantially limit or preclude the commercial development of these applications.

         The Company intends to enter into additional corporate alliances to develop and commercialize products based upon its cell permeation technology and any other technologies that may be acquired or developed by the Company. The Company expects to grant to its collaborative partners rights to commercialize any products developed under these collaborative agreements, and the Company may rely on its collaborative partners to conduct research and development efforts and clinical trials on, obtain regulatory approvals for, and manufacture and market any products licensed to these partners. The amount and timing of resources devoted to these activities generally will be controlled by each such individual partner. Because the Company generally expects to retain only a royalty interest in sales or a percentage of profits of products licensed to third parties, its revenues may be less than if it retained all commercialization rights and marketed products directly. In addition, there can be no assurance that the corporate partners will not pursue alternative technologies or develop competitive products as a means for developing treatments for the diseases targeted by the Company's programs.

         There can be no assurance that the Company will be successful in establishing any additional collaborative arrangements, that products will be successfully commercialized under any collaborative arrangement or that the Company will derive any revenues from such arrangements. In addition, the Company's strategy involves entering into multiple, concurrent strategic alliances to pursue commercialization of its core technologies. There can be no assurance that the Company will be able to manage simultaneous programs successfully. With respect to existing and potential future strategic alliances and collaborative arrangements, the Company will be dependent upon the expertise and dedication of sufficient resources by these outside parties to develop, manufacture or market products. Should a strategic alliance or collaborative partner fail to develop or commercialize a product to which it has rights, the Company's business, financial condition and results of operations could be materially and adversely affected.

         Future Capital Needs and Commitments; Uncertainty of Additional Funding. The Company has incurred negative cash flows since inception and has expended, and expects to continue to expend, substantial funds to continue its research and development programs. The Company anticipates that its existing resources and committed funding from Bristol-Myers Squibb, will be sufficient to meet the Company's planned expenditures during 1997, although there can be no assurance that the Company will not require additional funds. There can be no assurance that the results of research and development activities, progress of preclinical studies or clinical trials, changes in or terminations of relationships with strategic partners, changes in the focus, direction or costs of the Company's research and development programs, competitive and technological advances, the regulatory approval process or other factors will not result in the expenditure of the Company's resources before such time. The Company will require substantial funds in addition to existing working capital to develop its product candidates and otherwise to meet its business objective.

         The Company is a party to sponsored research agreements requiring it to fund $6,380,000 through 1999 (including $5,000,000 to Children's Hospital). Pursuant to the terms of certain license agreements, the Company is also obligated to exercise diligence in bringing potential products to market and to make certain milestone payments that, in some instances, are substantial. The Company's failure to make any required sponsored research or milestone payment could result in the termination of the relevant sponsored research or license agreement, which could have a material adverse effect on the Company.

         The Company may seek additional funding through collaborative arrangements and public or private financings, including equity financings. There can be no assurance that such collaborative arrangements or that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, dilution to stockholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research and development programs or forfeit its rights to future technologies; to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself; or to license the rights to such products on terms that are not favorable to the Company.

         Uncertainty of Government Regulatory Requirements; Lengthy Approval Process. The Company's research, development, preclinical and clinical trials, manufacturing and marketing of most of its product candidates are subject to an extensive regulatory approval process by the United States Food and Drug Administration (the "FDA") and other regulatory agencies in the United States and abroad. The process of obtaining FDA and other required regulatory approvals for drug and biologic products, including required preclinical and clinical testing, is lengthy, expensive and uncertain. There can be no assurance that, even after such time and expenditures, the Company will be able to obtain necessary regulatory approvals for clinical testing or for the manufacturing or marketing of any products. The Company or its collaborators may encounter significant delays or excessive costs in their efforts to secure necessary approvals or licenses. Even if regulatory clearance is obtained, a marketed product is subject to continual review, and later discovery of previously unknown defects or failure to comply with the applicable regulatory requirements may result in restrictions on a product's marketing or withdrawal of the product from the market as well as possible civil or criminal sanctions.

         Competition; Risk of Technological Obsolescence. The pharmaceutical, biotechnology and bio-pharmaceutical industries are intensely competitive and competition from other companies and other research and academic institutions is expected to increase. Many of these companies have substantially greater financial and other resources and research and development capabilities than the Company and have substantially greater experience in undertaking preclinical and clinical testing of products, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. The Company is aware of other companies engaged in the development of thalidomide for various disease indications, including Celgene Corporation and Andrulis Pharmaceuticals, and a number of other companies and academic institutions are pursuing angiogenesis research and are testing other angiogenesis inhibitors. The Company's blood oxygen enhancement product candidate will also compete for certain applications with numerous other available therapeutics and with blood and blood substitute products in development by others. In addition to competing with universities and other research institutions in the development of products, technologies and processes, the Company may compete with other companies in acquiring rights to products or technologies from universities.

         Moreover, the pharmaceutical, biotechnology and biopharmaceutical industries are rapidly evolving fields in which developments are expected to continue at a rapid pace. There can be no assurance that the Company will develop products that are more effective or achieve greater market acceptance than competitive products, or that the Company's competitors will not succeed in developing products and technologies that are more effective than those being developed by the Company or that would render the Company's products and technologies less competitive or obsolete.

         Dependence on Patents and Other Proprietary Rights; Uncertainty of Patent Position and Proprietary Rights. The Company's success will depend in part on its ability to obtain patent protection for its products, both in the United States and abroad. The patent position of biotechnology and pharmaceutical companies in general is highly uncertain and involves complex legal and factual questions. There can be no assurance that any additional patents will be granted or that patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company. Furthermore, there can be no assurance that others will not independently develop similar products or, on patents issued to the Company or its collaborators, will not design around such patents.

         Furthermore, the enactment of the legislation implementing the General Agreement on Trade and Tariffs has resulted in certain changes to United States patent laws that became effective on June 8, 1995. Most notably, the term of patent protection for patent applications filed on or after June 8, 1995 is no longer a period of seventeen years from the date of grant. The new term of a United States patent will commence on the date of issuance and terminate twenty years from the earliest effective filing date of the application. Because the time from filing to issuance of biotechnology patent application is often more than three years, a twenty-year term from the effective date of filing may result in a substantially shortened term of patent protection, which may adversely impact the Company's patent position. If this change results in a shorter period of patent coverage, the Company's business could be adversely affected to the extent that the duration and level of the royalties it is entitled to receive from a collaborative partner is based on the existence of a valid patent.

         The Company's potential products may conflict with patents which have been or may be granted to competitors, universities or others. As the biotechnology industry expands and more patents are issued, the risk increases that the Company's potential products may give rise to claims that they infringe the patents of others. Such other persons could bring legal actions against the Company claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the affected products. Any such litigation could result in substantial cost to the Company and diversion of effort by the Company's management and technical personnel. If any such actions are successful, in addition to any potential liability for damages, the Company could be required to obtain a license in order to continue to manufacture or market the affected products. There can be no assurance that the Company would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, if at all. Failure to obtain needed patents, licenses or proprietary information held by others may have a material adverse effect on the Company's business. In addition, if the Company becomes involved in such litigation, it could consume a substantial portion of the Company's time and resources.

         Composition of matter patent protection is not available for thalidomide. The Company is aware of at least two other issued patents covering certain non-antiangiogenic uses of thalidomide. Although the Company believes that the claims in such patents will not interfere with the Company's proposed use of thalidomide, there can be no assurance that the holders of such patents will not be able to exclude the Company from using thalidomide for other non-antiangiogenic uses of thalidomide.

         The Company also relies on trade secret protection for its confidential and proprietary information. However, trade secrets are difficult to protect and there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to unpatented trade secrets. The Company requires its employees, consultants and advisors to execute a confidentiality agreement upon the commencement of an employment or consulting relationship with the Company. The agreements generally provide that all trade secrets and inventions conceived by the individual and all confidential information developed or made known to the individual during the term of the relationship shall be the exclusive property of the Company and shall be kept confidential and not disclosed to third parties except in specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's proprietary information in the event of unauthorized use or disclosure of such information.

         To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to the Company's proposed projects, disputes may arise as to the proprietary rights to such information which may not be resolved in favor of the Company. Certain of the Company's consultants are employed by or have consulting agreements with third parties and any inventions discovered by such individuals generally will not become property of the Company.

         Dependence Upon Key Personnel and Consultants. The Company is dependent on certain of its executive officers and scientific personnel, including John W. Holaday, Ph.D., the Company's Chairman, President and Chief Executive Officer. The Company has obtained and is the beneficiary of key person life insurance policies in the face amount of $1,000,000 on the life of Dr. Holaday and, in April 1996 effective January 1, 1996, entered into a three-year employment agreement with Dr. Holaday. Competition for qualified employees among pharmaceutical and biotechnology companies is intense, and the loss of certain of such persons, or an inability to attract, retain and motivate additional highly skilled scientific, technical and management personnel, could materially adversely affect the Company's business and prospects. There can be no assurance that the Company will be able to retain its existing personnel or attract and retain additional qualified employees.

         The Company may also be dependent, in part, upon the continued contributions of the lead investigators of the Company's sponsored research programs. The Company's scientific consultants and collaborators may have commitments to or consulting or advisory agreements with other entities that may affect their ability to contribute to the Company or may be competitive with the Company. Inventions or processes discovered by such persons will not necessarily become the property of the Company, but may remain the property of such persons or of such persons' full-time employers.

         Risk of Product Liability; Availability of Insurance. The use of the Company's potential products in clinical trials and the marketing of any pharmaceutical products may expose the Company to product liability claims. The Company has obtained a level of liability insurance coverage that it deems appropriate for its current stage of development. However, there can be no assurance that the Company's present insurance coverage is adequate. Such existing coverage will not be adequate as the Company further develops products, and no assurance can be given that in the future adequate insurance coverage or indemnification by collaborative partners will be available in sufficient amounts or at a reasonable cost. A successful product liability claim could have a material adverse effect on the business and financial condition of the Company.

         Uncertainty Related to Health Care Reimbursement and Reform Measures. The Company's success may depend, in part, on the extent to which reimbursement for the costs of therapeutic products and related treatments will be available from third-party payors such as government health administration authorities, private health insurers, managed care programs and other organizations. Over the past decade, the cost of health care has risen significantly, and there have been numerous proposals by legislators, regulators and third-party health care payors to curb these costs. Some of these proposals have involved limitations on the amount of reimbursement for certain products. There can be no assurance that similar federal or state health care legislation will not be adopted in the future or that any products sought to be commercialized by the Company or its collaborators will be considered cost-effective or that adequate third-party insurance coverage will be available for the Company to establish and maintain price levels sufficient for realization of an appropriate return on its investment in product development. Moreover, the existence or threat of cost control measures could have an adverse effect on the willingness or ability of Bristol-Myers Squibb or other potential collaborators to pursue research and development programs related to the Company's product candidates.

         Hazardous Materials. The Company's research and development involves the controlled use of hazardous, controlled and radioactive materials. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could have a material adverse effect on of the Company.

         No Manufacturing or Marketing Capacity. The Company does not generally expect to engage directly in manufacturing or marketing of products in the near term, but may elect to do so in certain cases. The Company does not currently have the capacity to manufacture or market products or any experience in such activities. If the Company elects to perform these functions, the Company will be required to either develop these capacities, or contract with others to perform some or all of these tasks. The Company may be dependent to a significant extent on corporate partners, licensees or other entities for manufacturing and marketing of products. If the Company engages directly in manufacturing or marketing, the Company will require substantial additional funds and personnel and will be required to comply with extensive regulations applicable to such a facility. There can be no assurance that the Company will be able to develop or contract for these capacities when required in connection with the Company's business.



                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(a) 1. FINANCIAL STATEMENTS An index to Consolidated Financial Statements appears on page F-1.

    2.   Schedules

         All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

    3.   Exhibits

         3.1*      Amended and Restated Certificate of Incorporation of the
                   Registrant

         3.2* Form of Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant

         3.3*      By-laws of the Registrant

         10.1* Research Collaboration and License Agreement, dated December 7, 1995, between the Registrant and Bristol-Myers Squibb Company ("BMS")

         10.2* Restricted Stock Purchase Agreement, dated December 7, 1995, between the Registrant and BMS

         10.3* Warrant to Purchase Common Stock, dated December 7, 1995, issued by the Registrant to BMS

         10.4* Registration Rights Agreement, dated December 7, 1995, between the Registrant and BMS

         10.5* Research Agreement, dated September 29, 1993, between the Registrant and Children's Hospital

         10.6* Amendment to Research Agreement, dated August 23, 1995, between the

                   Registrant and Children's Hospital

         10.7* License Agreement, dated May 26, 1994, between Children's Medical Center Corporation ("CMCC") and the Registrant

         10.8* Amendment to License Agreement, dated August 23, 1995, between CMCC and the Registrant

         10.9* License Agreement, dated May 26, 1994, between CMCC and the Registrant

         10.10* Amendment to License Agreement, dated August 23, 1995, between CMCC and the Registrant

         10.11* Sponsored Research Agreement, dated November 5, 1992, between the Registrant and CBR Laboratories, Inc. ("CBRL")

         10.12* Licensing Agreement, dated November 5, 1992, between the Registrant and CBRL

         10.13* Employment Agreement, dated as of January 1, 1996, between the Registrant and John W. Holaday, Ph.D.

         10.14*    1992 Stock Incentive Plan

         10.15*    Amended and Restated 1996 Stock Option Plan

         10.16*    Form of Stock Option Agreement

         10.17* Consulting Agreement between the Registrant and Samuel R. Dunlap, Jr.

         10.18* Consulting Agreement between the Registrant and Steve Gorlin (superseded by Exhibit 10.18a)

         10.18(a)* Termination Agreement dated May 15, 1996 effective August
                   1, 1996, between the Registrant and Steve Gorlin

         10.19* Master Equipment Lease Agreement, dated April 10, 1995, between the Registrant and MMC/GATX Partnership No. 1

         10.20*    Lease between the Registrant and Red Gate III Limited
                   Partnership

         10.21*    Form of Indemnification Agreement

         10.22* Research and License Agreement, dated August 1993, between the Registrant and Innovative Therapeutics, Inc.

         10.23** Agreement between Cytokine Sciences, Inc. and Innovative Therapeutics, Inc.

         10.24+ License Agreement between Children's Hospital Medical Center Corporation and EntreMed, Inc. signed December 5, 1996 regarding Endostatin, An Inhibitor of Angiogenesis.

         10.25+ License Agreement between Children's Hospital Medical Center Corporation and EntreMed, Inc. signed December 20, 1996 regarding Estrogenic Compounds as Anti-Mitotic Agents.

         11.1      Computation of per share data

         21        Subsidiaries of the Registrant

         27.1      Financial Data Schedule


----------------------------

* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-3536) declared effective by the Securities and Exchange Commission on June 11, 1996.

** Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1996 previously filed with the Securities and Exchange Commission.

+        Confidential treatment has been requested.

----------------------------

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three month period ended December 31, 1996.

                           ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(a)(1) and (2), (c) and (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1996

FORM 10-K - ITEM 14(a)(1) AND (2)

ENTREMED, INC. AND SUBSIDIARIES

List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements of EntreMed, Inc. and subsidiaries are included in Item 8:

Report of Independent Auditors...........................................................................F-1
Consolidated Balance Sheets as of December 31, 1996 and 1995.............................................F-2
Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994...............F-3
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.....F-4
Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994...............F-5
Notes to Consolidated Financial Statements...............................................................F-6

The following consolidated financial statement schedules of EntreMed, Inc. and subsidiaries are included in Item 14(d):

None

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         Report of Independent Auditors

Board of Directors
EntreMed, Inc.

We have audited the accompanying consolidated balance sheets of EntreMed, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EntreMed, Inc. at December 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                       /s/ ERNST & YOUNG LLP

Atlanta, Georgia
February 11, 1997

                                 EntreMed, Inc.

                          Consolidated Balance Sheets

                                                                                      DECEMBER 31,
                                                                               1996                  1995
                                                                       --------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                              $  33,051,206          $  6,885,099
   Short-term investments                                                    19,669,623                     -
   Account receivable (Notes 5 and 12)                                                -             2,500,000
   Interest receivable                                                          401,673                 4,016
   Prepaid expenses and other                                                    97,962                     -
                                                                       --------------------------------------------
Total current assets                                                         53,220,464             9,389,115

Furniture and equipment, net                                                    824,559               754,399

Other assets                                                                    101,316                 2,869
                                                                       --------------------------------------------
Total assets                                                              $  54,146,339          $ 10,146,383
                                                                       ============================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $     600,303          $    367,250
   Accrued liabilities                                                          957,718               341,776
   Capital leases payable                                                       104,152               396,113
   Deferred revenue (Note 5)                                                  2,509,167             2,594,166
                                                                       --------------------------------------------
   Total current liabilities                                                  4,171,340             3,699,305

Capital leases payable, less current portion                                          -               104,152
Deferred revenue, less current portion (Note 5)                               2,236,666             2,741,666

Minority interest                                                                44,142                     -

Stockholders' equity:
   Convertible preferred stock, $1.00 par and  $1.50 liquidation value:
     5,000,000 shares authorized, none and 3,000,000 shares issued
       and outstanding at December 31, 1996 and 1995, respectively                    -             3,000,000
   Common stock, $.01 par value:
     20,000,000 shares authorized, 12,009,598 and 6,376,588 shares issued and outstanding at December 31, 1996 and 1995,
       respectively                                                             120,096                63,766
   Additional paid-in capital                                                72,830,898            21,024,465
   Accumulated deficit                                                      (25,256,803)          (20,486,971)
                                                                       --------------------------------------------
Total stockholders' equity                                                   47,694,191             3,601,260
                                                                       --------------------------------------------
Total liabilities and stockholders' equity                                $  54,146,339          $ 10,146,383
                                                                       ============================================


See accompanying notes.

                                 EntreMed, Inc.

                     Consolidated Statements of Operations


                                                                        YEAR ENDED DECEMBER 31,
                                                               1996              1995              1994
                                                     --------------------------------------------------------
Revenues:
   Collaborative research and development (Note 5)       $  4,425,000       $    347,501       $         -
   Licensing (Note 5)                                         200,000             16,667                 -
   Grant revenues                                                   -            347,001            90,185
                                                     --------------------------------------------------------
                                                            4,625,000            711,169            90,185

Costs and expenses:
   Research and development                                 7,553,793          5,939,512         3,673,929
   General and administrative                               3,435,501          2,458,976         1,549,705
                                                     --------------------------------------------------------
                                                           10,989,294          8,398,488         5,223,634

Interest expense                                              (27,267)           (65,754)                -
Investment income                                           1,621,729             44,854            18,993
                                                     --------------------------------------------------------

Net loss                                                 $ (4,769,832)      $ (7,708,219)      $(5,114,456)
                                                     ========================================================

Net loss per share                                       $      (0.49)      $      (1.06)      $     (0.76)
                                                     ========================================================

Weighted average number of shares outstanding               9,745,503          7,271,943         6,713,929
                                                     ========================================================

Pro forma net loss per share                             $      (0.45)      $      (0.83)
                                                     =====================================

Pro forma weighted average number of shares
   outstanding                                             10,635,613          9,271,943
                                                     =====================================



See accompanying notes.

                                 EntreMed, Inc.

                Consolidated Statements of Stockholders' Equity


                                                            COMMON STOCK                 PREFERRED STOCK
                                                     ---------------------------   -----------------------------
                                                        SHARES        AMOUNT          SHARES         AMOUNT
                                                     ------------------------------------------------------------
Balance at January 1, 1994                             4,561,962     $ 45,619        3,000,000     $  3,000,000
   Issuance of common stock for options exercised at
     $1.50 per share                                      33,331          333                -                -
   Issuance of common stock for compensation to
     employees at $6.00 per share                         15,660          157                -                -
   Issuance of common stock for consulting services
     at $6.00 per share                                    6,666           67                -                -
   Sale of common stock at $6.38 per share, net of
     offering costs of approximately $422,000            446,482        4,465                -                -
   Net loss                                                    -            -                -                -
                                                     ------------------------------------------------------------
Balance at December 31, 1994                           5,064,101       50,641        3,000,000        3,000,000
   Issuance of common stock for options exercised at
     $1.50 per share                                      42,663          427                -                -
   Issuance of common stock for compensation to
     directors at $6.38 per share                         12,150          121                -                -
   Sale of common stock at $6.38 per share, net of
     offering costs of approximately $180,000            710,862        7,109                -                -
   Sale of common stock in connection with research
     agreement at $12.00 per share                       541,666        5,417                                 -
   Sale of common stock at $12.00 per share                5,146           51                -                -
   Net loss                                                    -            -                -                -
                                                     ------------------------------------------------------------
Balance at December 31, 1995                           6,376,588       63,766        3,000,000        3,000,000
   Issuance of common stock for options exercised at
     $2.27 per share                                      99,677          997                -                -
   Initial public offering of 3,200,000 shares of
     common stock and private placement of 333,333
     shares at $15.00 per share, net of offering
     costs of approximately $4,459,000                 3,533,333       35,333                -                -
   Automatic conversion of preferred stock to common
     stock upon initial public offering                2,000,000       20,000       (3,000,000)      (3,000,000)
   Warrants issued for consulting services                     -            -                -                -
   Net loss                                                    -            -                -                -
                                                     ------------------------------------------------------------
Balance at December 31, 1996                          12,009,598     $120,096                -     $          -
                                                     ------------------------------------------------------------

                                                        ADDITIONAL
                                                         PAID-IN       ACCUMULATED
                                                         CAPITAL         DEFICIT          TOTAL
                                                     ----------------------------------------------
Balance at January 1, 1994                            $ 7,417,659     $ (7,664,296)   $ 2,798,982
   Issuance of common stock for options exercised at
     $1.50 per share                                       49,667                -         50,000
   Issuance of common stock for compensation to
     employees at $6.00 per share                          93,843                -         94,000
   Issuance of common stock for consulting services
     at $6.00 per share                                    39,933                -         40,000
   Sale of common stock at $6.38 per share, net of
     offering costs of approximately $422,000           2,419,705                -      2,424,170
   Net loss                                                     -       (5,114,456)    (5,114,456)
                                                     ----------------------------------------------
Balance at December 31, 1994                           10,020,807      (12,778,752)       292,696
   Issuance of common stock for options exercised at
     $1.50 per share                                       63,573                -         64,000
   Issuance of common stock for compensation to
     directors at $6.38 per share                          77,379                -         77,500
   Sale of common stock at $6.38 per share, net of
     offering costs of approximately $180,000           4,306,382                -      4,313,491
   Sale of common stock in connection with research
     agreement at $12.00 per share                      6,494,583                -      6,500,000
   Sale of common stock at $12.00 per share                61,741                -         61,792
   Net loss                                                     -       (7,708,219)    (7,708,219)
                                                     ----------------------------------------------
Balance at December 31, 1995                           21,024,465      (20,486,971)     3,601,260
   Issuance of common stock for options exercised at
     $2.27 per share                                      225,002                -        225,999
   Initial public offering of 3,200,000 shares of
     common stock and private placement of 333,333
     shares at $15.00 per share, net of offering
     costs of approximately $4,459,000                 48,505,431                -     48,540,764
   Automatic conversion of preferred stock to common
     stock upon initial public offering                 2,980,000                -              -
   Warrants issued for consulting services                 96,000                -         96,000
   Net loss                                                     -       (4,769,832)    (4,769,832)
                                                     ----------------------------------------------
Balance at December 31, 1996                          $72,734,898     $(25,256,803)   $47,694,191
                                                     ==============================================


See accompanying notes.

                                 EntreMed, Inc.

                     Consolidated Statements of Cash Flows

                                                                        YEAR ENDED DECEMBER 31
                                                                 1996            1995             1994
                                                            -----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $ (4,769,832)    $(7,708,219)   $(5,114,456)
Adjustments to reconcile net loss to net cash used by
  operating activities:
     Depreciation and amortization                                 190,960         201,593        153,015
     Stock and warrants issued for compensation and
       consulting expense                                           96,000          77,500        134,000
     Changes in assets and liabilities:
       Account receivable (Note 5)                               2,500,000      (2,500,000)             -
       Interest receivable                                        (397,657)         (4,016)             -
       Prepaid expenses and other                                  (98,360)              -              -
       Accounts payable                                            233,053        (183,796)       475,119
       Accrued liabilities                                         615,942         341,776              -
       Deferred revenue (Note 5)                                  (589,999)      5,335,832              -
                                                            -----------------------------------------------
Net cash used by operating activities                           (2,219,893)     (4,439,330)    (4,352,322)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                            (34,563,369)            -                -
Sales of short-term investments                                 14,893,746             -                -
Other investments                                                 (100,000)            -                -
Purchases of furniture and equipment                              (215,027)       (210,829)       (91,894)
                                                            -----------------------------------------------
Net cash used by investing activities                          (19,984,650)       (210,829)       (91,894)

CASH FLOWS FROM FINANCING ACTIVITIES
Sales of common stock                                           48,766,763      10,939,283      2,474,170
Proceeds from sale lease-back                                            -         654,020              -
Payment of lease obligation                                       (396,113)       (276,664)             -
Repayment of note payable                                                -        (510,000)             -
Proceeds from note payable                                               -         510,000              -
                                                            -----------------------------------------------
Net cash provided by financing activities                       48,370,650      11,316,639      2,474,170

Net increase (decrease) in cash and cash equivalents            26,166,107       6,666,480     (1,970,046)
Cash and cash equivalents at beginning of year                   6,885,099         218,619      2,188,665
                                                            -----------------------------------------------
Cash and cash equivalents at end of year                      $ 33,051,206     $ 6,885,099    $   218,619
                                                            ===============================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND
   NONCASH INVESTMENT AND FINANCING ACTIVITIES
Interest paid                                                 $     27,267     $    65,754    $         -
                                                            ===============================================
Purchase of furniture and equipment in exchange for
   minority interest                                          $     44,118     $         -    $         -
                                                            ===============================================
Equipment purchased under capital lease                       $          -     $   122,909    $         -
                                                            ===============================================

See accompanying notes.

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1996, 1995 and 1994


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

EntreMed, Inc. (the "Company") is engaged primarily in the research and development of biopharmaceutical products that address the role of blood and blood vessels in the prevention and treatment of a broad range of diseases. The Company's core technologies include (i) an antiangiogenesis program focused on the development of proprietary products intended to inhibit the abnormal growth the new blood vessels associated with cancer and certain causes of blindness and (ii) a blood cell permeation device designed to enhance the ability of red blood cells to deliver oxygen to organs and tissues and which may also be used to deliver drugs, genes or other therapeutic agents that otherwise would not readily diffuse through blood cell membranes.

The Company's strategy is to accelerate development of its antiangiogenesis and cell permeation technologies as well as other promising technologies which the Company perceives to have clinical and commercial potential. The principal elements of the Company's strategy are (i) to focus its resources on current core technologies, (ii) to broaden its product and technology portfolio through sponsored research collaborations with academic institutions, government organizations and private enterprises, (iii) to augment product development with its in-house research and development capabilities and (iv) to leverage its resources through corporate partnerships in order to minimize the cost to the Company of late-stage clinical trials and to accelerate effective product commercialization. All of the Company's product candidates are in the development stage and require further research, development, testing and regulatory clearances.

The Company was organized in September 1991 as a Delaware Corporation and from inception through December 1995 was in the development stage. In December 1995, the Company and Bristol-Myers Squibb Company ("Bristol-Myers Squibb") entered into a collaboration to develop and commercialize certain antiangiogenesis therapeutics (see Note 5). The Company received 100% and 50% of its revenues from Bristol-Myers Squibb in 1996 and 1995, respectively, and expects this concentration to continue in future years.

The accompanying consolidated financial statements include the accounts of the Company's 85% owned subsidiary, Cytokine Sciences, Inc. Cytokine was formed in June 1996 for the purpose of acquiring the assets of Innovative Therapeutics, Inc. in

                                EntreMed, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

July 1996 in exchange for 15% of the common stock of Cytokine valued at approximately $44,000. All intercompany balances and transactions have been eliminated in consolidation. Minority interest expense of $24 is included in general and administrative expenses for the year ended December 31, 1996.

RESEARCH AND DEVELOPMENT

Research and development expenses consist of independent proprietary research and development costs, the costs associated with work performed under collaborative research agreements and the Company's sponsored funding of research programs performed by others. Research and development costs are expensed as incurred.

PATENT COSTS

Costs incurred in filing, prosecuting and maintaining patents are expensed as incurred. Such costs aggregated approximately $565,000, $454,600 and $455,800 in 1996, 1995 and 1994, respectively.

INVESTMENTS

The Company invests in various debt securities. These investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires certain debt securities to be reported at amortized cost, certain debt and equity securities to be reported at market with current recognition of unrealized gains and losses, and certain debt and equity securities to be reported at market with unrealized gains and losses as a separate component of stockholders' equity.

Management determines the appropriate classification of investments as held-to-maturity or available-for-sale at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company has classified all investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and

                                EntreMed, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS (CONTINUED)

losses, net of tax, reported in stockholders' equity. The amortized cost of debt securities in this category is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization is included as investment income. Realized gains and losses and declines in value judged to be other-than-temporary on the available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost and are depreciated over their expected useful lives. Depreciation is provided on a straight-line basis. Amortization associated with capitalized leases is included in depreciation expense. Furniture and equipment are summarized as follows:

                                                   DECEMBER 31
                                              1996             1995
                                        --------------------------------
Furniture and equipment                   $1,200,373       $  941,226
Less:  accumulated depreciation             (375,814)        (186,827)
                                        --------------------------------
                                          $  824,559       $  754,399
                                        ================================

CASH EQUIVALENTS

Cash equivalents include cash and short-term investments with original maturities of less than 90 days.

INCOME TAXES

Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

                                EntreMed, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Revenue from the collaborative research and development agreement is recorded when earned as defined under the terms of the agreement. Nonrefundable fees received upon contract signing are recorded as deferred revenue and recognized over the term of the agreement mentioned in Note 5. Revenues related to grants received for specific project proposals are recognized in revenue as earned in accordance with specified provisions, including performance requirements, in the contracts. Other periodic research funding payments received which are related to future performance are deferred and recognized as income when earned.

NET LOSS PER SHARE

Pro forma net loss per common share is calculated using the weighted average number of common and common equivalent shares outstanding during 1996 and 1995 assuming the conversion of the convertible preferred stock at the beginning of each respective period. Net loss per share is based on the weighted average number of common shares outstanding. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and convertible preferred stock issued for consideration below the initial public offering (the "IPO") price of $15.00 and stock options and warrants issued with exercise prices below the IPO price during the twelve-month period preceding the initial filing of the registration statement (commonly referred to as "Cheap Stock"), have been included in the calculation of common shares using the treasury stock method, as if they were outstanding for all periods prior to the effective date of the IPO.

                                EntreMed, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER SHARE (CONTINUED)

The net loss per share amounts as required by generally accepted accounting principles, which do not give effect to the pro forma conversion of preferred stock and Cheap Stock described above, or any stock option or warrant common share equivalents considered antidilutive, are as follows:

                                                     YEAR ENDED DECEMBER 31
                                               1996            1995           1994
                                          --------------------------------------------
Net loss per share                          $    (0.50)    $    (1.41)     $    (1.09)
                                          ============================================
Weighted average common and common
   equivalent shares outstanding during
   the period                                9,532,671      5,485,763       4,712,776
                                          ============================================

STOCK BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS 123") sets forth accounting and reporting standards for stock based employee compensation plans (see Note 9). As permitted by SFAS 123, the Company continues to account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, no compensation expense is recognized for stock or stock options issued at fair market value. Accordingly, adoption of SFAS 123 has not affected the Company's results of operations or financial position.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

                                EntreMed, Inc.

2. RELATED PARTY TRANSACTIONS

During 1995, the Company borrowed approximately $510,000 from related parties, of which $162,916 was borrowed from a director of the Company, and issued to such lenders notes payable at 9% interest. Upon receipt of proceeds from a collaborative research and development agreement mentioned in Note 5, the Company paid the notes and accrued interest.

The Company receives legal services from a law firm in which a Company Director is a partner. The cost of these services amounted to $406,000 for the year ended December 31, 1996.

As of December 31, 1996, the Company maintained approximately 88% of its cash, cash equivalents and short-term investments under the management of a registered investment advisory firm for which a Company director serves as chairman of the board. Such assets under management are maintained by a high quality, third party financial institution custodian.

3. INVESTMENTS

All of the Company's investments are classified as available-for-sale and are summarized as follows:

                                           AVAILABLE-FOR-SALE SECURITIES
                            --------------------------------------------------------
                                               GROSS         GROSS       ESTIMATED
                               AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                                 COST          GAINS         LOSSES        VALUE
                            --------------------------------------------------------
DECEMBER 31, 1996
U.S. Treasury securities      $14,751,966       $ -           $ -       $14,751,966
U.S. corporate securities       4,917,657         -             -         4,917,657
                            --------------------------------------------------------
      Total securities        $19,669,623       $ -           $ -       $19,669,623
                            ========================================================

The Company had no realized gains or losses from the sale of short-term investments for the year ended December 31, 1996. All U.S. Treasury and U.S. corporate securities have maturity dates of less one year as of December 31, 1996.

                                EntreMed, Inc.

4. SPONSORED RESEARCH PROGRAM AGREEMENTS

The Company has entered into several agreements to sponsor external research programs. The Company's primary external research program agreement was entered into in September 1993 with the Children's Hospital in Boston, Massachusetts, an entity affiliated with Harvard Medical School ("Children's Hospital"). Under this sponsored research agreement the Company agreed to pay Children's Hospital $11,000,000 to support research on the role of angiogenesis in pathological conditions. In accordance with the terms of this sponsored research agreement, $6,000,000 has been paid as of December 31, 1996, $1,000,000 is due on April 1, 1997 and the remainder is due in equal semi-annual payments until April 1, 1999. This sponsored research agreement gives the Company an exclusive option to negotiate an exclusive, worldwide, royalty-bearing license to any technology resulting from the research at Children's Hospital in areas covered by the agreement. Amounts due under the sponsored research agreement with Children's Hospital, which is cancelable by the Company upon six months' notice, are paid in advance each six months and are expensed as incurred as research and development costs. As of December 31, 1996, the Company's total commitments for external research programs are as follows:

         1997                            $3,192,000
         1998                             2,115,000
         1999                             1,073,000
                                      ---------------
         Total commitments               $6,380,000
                                      ===============

                                EntreMed, Inc.

5. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENT

In December 1995, the Company and Bristol-Myers Squibb entered into a collaboration to develop and commercialize certain antiangiogenesis therapeutics. This collaboration provides for Bristol-Myers Squibb to fund the Company's research, provide milestone payments to the Company, and pay the Company royalties on net sales of any products developed under the collaboration. In return, the Company granted Bristol-Myers Squibb exclusive worldwide rights to antiangiogenic applications of thalidomide, thalidomide analogs and the Angiostatin protein.

Bristol-Myers Squibb is obligated under the BMS Collaboration to fund
$18.35 million over five years for costs to be incurred by the Company related to specified research and development. The Company may receive an additional $32 million if the Company attains certain late-stage clinical development and regulatory filing milestones under the BMS Collaboration, a portion of which will be credited against royalties. In addition to this funding, Bristol-Myers Squibb has reimbursed the Company $730,000 for clinical studies and ophthalmological trials. Bristol-Myers Squibb may terminate this collaboration for any reason with six months notice, in which event Bristol-Myers Squibb would have no further funding obligation to the Company. In the event Bristol-Myers Squibb were to terminate the BMS Collaboration or otherwise fail to conduct its collaborative activities successfully and in a timely manner, the preclinical and clinical development or commercialization of the Company's licensed antiangiogenesis product candidates might be delayed or terminated.

The Company received a non-refundable, non-creditable licensing fee of $1 million in 1995 under the BMS Collaboration and an additional $2.5 million on March 31, 1996 in recognition of certain research and development efforts of the Company. These amounts were recorded as deferred revenue and are being recognized over five years, the initial term of the collaboration agreement.

Concurrent with the signing of the BMS Collaboration, the Company issued Bristol-Myers Squibb 541,666 shares of common stock for aggregate cash proceeds of $6,500,000. Bristol-Myers Squibb also purchased 333,333 shares of additional common stock of the Company at the initial public offering price of $15 per share, or a total of $5,000,000, at the time the Company completed its initial public offering in June 1996 and was

                                EntreMed, Inc.

5. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENT (CONTINUED)

granted the right to purchase an additional $10,000,000 of the Company's common stock at $22.50 per share, or 444,444 shares from the Company at any time up to June 19, 1997.

During 1996 and 1995, the Company recognized approximately $4,625,000 and $347,000 in revenue , respectively, and incurred costs of approximately $4.0 million and $500,000 related to the above described collaborative research and development agreement.

6. SALE-LEASEBACK AGREEMENT

During 1995, the Company entered into a sale-leaseback agreement which is accounted for as a capital lease. The lessor agreed to purchase the Company's equipment and also assumed and exercised the Company's purchase option on other leased equipment. The Company agreed to lease-back the equipment over an initial term of two years with annual renewal options in years three and four. The Company has the option to purchase the equipment at fair market value at the end of years two and three. If the option is not exercised, the Company must purchase all equipment at fair market value at the end of year four. In connection with this agreement, the Company granted the lessor warrants for 33,334 shares of common stock at an exercise price of $6.38 per share.

Capitalized leased furniture and equipment with a cost of $753,140 is included in furniture and equipment (see Note 1).

Future minimum payments under this lease agreement as of December 31, 1996 are as follows:

         1997                                     $105,570
         Less amount representing interest           1,418
                                             -------------------
         Present value of net minimum
           lease payments                         $104,152
                                             ===================

                                EntreMed, Inc.

7. INCOME TAXES

The Company has net operating loss carryforwards of approximately $22,150,000 and $17,000,000 at December 31, 1996 and 1995, respectively, for income tax purposes that expire in years 2006 through 2011. The Company also has research and development tax credit carryforwards of approximately $1,330,000 and $1,239,000 as of December 31, 1996 and 1995, respectively, that expire in years 2007 through 2011. The utilization of the net operating loss and research and development carryforwards may be limited in future years due to changes in ownership of the Company pursuant to Internal Revenue Code Section 382. For financial reporting purposes, a valuation allowance has been recognized to reduce the net deferred tax assets to zero due to uncertainties with respect to the Company's ability to generate taxable income in the future sufficient to realize the benefit of deferred income tax assets.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

                                                                     1996                 1995
                                                             ----------------------------------------
Deferred income tax assets (liability):
   Research and development credit carryforward                 $  1,330,000          $ 1,239,000
   Net operating loss carryforwards                                8,146,000            6,504,000
   Deferred revenues                                               1,073,000            1,092,000
   Other                                                             371,000              204,000
   Depreciation                                                      (17,000)             (27,000)
   Valuation allowance for deferred income tax assets            (10,903,000)          (9,012,000)
                                                             ----------------------------------------
Net deferred income tax assets                                  $          -          $         -
                                                             ========================================

                                EntreMed, Inc.

7. INCOME TAXES (CONTINUED)

A reconciliation of the provision for income taxes to the federal statutory rate is as follows:

                                         1996                1995               1994
                                  --------------------------------------------------------
Tax benefit at statutory rate        $(1,813,000)        $(2,929,000)        $(1,943,000)
Tax credits                              (91,000)           (120,000)           (287,000)
Other                                     13,000              13,000               2,000
Valuation allowance                    1,891,000           3,036,000           2,228,000
                                  --------------------------------------------------------
                                     $        -          $        -          $        -
                                  ========================================================

8. CONVERTIBLE PREFERRED STOCK

The preferred stock had certain preferential rights in the event of liquidation or dissolution of the Company but did not have any preferences in regard to voting rights or dividend distributions. The preferred stock was automatically converted into the Company's common stock upon the effective date of the initial public offering of the Company's common stock.

9. STOCK OPTIONS AND WARRANTS

In 1992 and 1996, the Company adopted incentive and nonqualified stock option plans whereby an aggregate of 1,750,000 shares of the Company's common stock have been reserved for grants to various executive, scientific and administrative personnel of the Company as well as outside directors and consultants, of which 161,700 remain available for grant as of December 31, 1996. These options vest over periods varying from vesting immediately through four years and generally expire 10 years from the date of grant.

Pro forma information regarding net income and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method subsequent to December 31, 1994. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-

                                EntreMed, Inc.

9. STOCK OPTIONS AND WARRANTS (CONTINUED)

free interest rates of 6.36% and 5.96%; no dividend yields; volatility factors of the expected market price of the Company's common stock of 0.65; and a weighted-average expected life of an option of 7 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options and warrants granted to employees are amortized to expense over the vesting period. The weighted average fair value per option granted in 1996 and 1995 was $9.73 and $4.62, respectively. The weighted average fair value per warrant granted to employees during 1995 was $4.38. The Company's pro forma information follows (in thousands except for loss per share information):

                                        1996             1995
                                 -----------------------------------
Pro forma net loss                 $(6,965,172)      $(8,758,895)
Pro forma loss per share               $ (0.71)          $ (1.20)

                                EntreMed, Inc.

9. STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of the Company's stock options and warrants granted to employees, and related information for the years ended December 31 follows:

                                                         NUMBER OF         EXERCISE PRICE
                                                          OPTIONS            PER SHARE
                                                  ------------------------------------------
Outstanding at January 1, 1994                           1,140,680         $1.50 - $6.00
   Exercised                                               (33,331)             $1.50
   Granted                                                  63,340         $6.00 - $6.38
                                                  ---------------------
Outstanding at December 31, 1994                         1,170,689         $1.50 - $6.38
   Exercised                                               (42,663)             $1.50
   Granted                                                 436,343         $6.00 - $12.00
                                                  ---------------------
Outstanding at December 31, 1995                         1,564,369         $1.50 - $12.00
   Exercised                                               (99,677)        $1.50 - $6.38
   Granted                                               1,188,364         $9.00 - $16.25
   Cancelled                                               (73,112)             $6.38
                                                  ---------------------
Outstanding at December 31, 1996                         2,579,944         $1.50 - $16.25
                                                  =====================
Exercisable at December 31, 1996                         1,725,360         $1.50 - $16.25
                                                  =====================

The following summarizes information about outstanding stock options and warrants granted to employees at December 31, 1996:

                                      OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                     ------------------------------------------------------- ----------------------------------
                                            WEIGHTED
                                            AVERAGE          WEIGHTED                             WEIGHTED
                          NUMBER           REMAINING         AVERAGE              NUMBER           AVERAGE
     RANGE OF           OUTSTANDING       CONTRACTUAL        EXERCISE           EXERCISABLE       EXERCISE
   EXERCISE PRICES      AT 12/31/96      LIFE IN YEARS        PRICE             AT 12/31/96         PRICE
-------------------- ------------------------------------------------------- ----------------------------------
       $1.50                853,354           5.7             $ 1.50                853,354        $ 1.50
    $6 - $6.375           1,078,869           8.5             $ 6.31                594,443        $ 6.26
    $9 - $16.25             647,721           9.8             $14.09                277,563        $14.28
                     ------------------                                      ------------------
                          2,579,944           7.9             $ 7.59              1,725,360        $ 5.20
                     ==================                                      ==================

                                EntreMed, Inc.

9. STOCK OPTIONS AND WARRANTS (CONTINUED)

The Company also granted 83,334 and 50,000 options to purchase common stock at $6.00 and $6.38 per share during 1993 and 1995, respectively, to Children's Hospital in connection with a sponsored research agreement (see Note 4). These options are not covered by the incentive and nonqualified stock option plan and are included in the table below.

The Company also has granted warrants to various executive, scientific and administrative personnel of the Company as well as outside directors, consultants, and certain third parties. Warrants granted generally expire after 10 years from the date of grant. Stock warrant activity is as follows:

                                                         NUMBER OF        EXERCISE PRICE PER
                                                          WARRANTS              SHARE
                                                  ------------------------------------------
Outstanding at January 1, 1994                              83,334               $6.00
   Granted                                                  44,648               $7.65
                                                  ---------------------
Outstanding at December 31, 1994                           127,982          $6.00 - $7.65
   Granted                                                 139,354               $6.38
                                                  ---------------------
Outstanding at December 31, 1995                           267,336          $6.00 - $7.65
   Granted                                                  10,000               $14.00
                                                  ---------------------
Outstanding at December 31, 1996                           277,336          $6.00 - $14.00
                                                  =====================

Exercisable at December 31, 1996                            29,561          $6.00 - $7.65
                                                  =====================

The Company also granted warrants to Bristol-Myers Squibb in connection with the BMS Collaboration described in Note 5.

                                EntreMed, Inc.

10. FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and account receivable. As of December 31, 1996, the Company maintained approximately 88% of its cash, cash equivalents and short-term investments (short-duration, high quality debt securities) under the management of a registered investment advisory firm for which a Company director serves as chairman of the board. Such assets under management are maintained by a high credit quality, third party financial institution custodian. The account receivable at December 31, 1995 was due from Bristol-Myers Squibb as part of the BMS Collaboration described in Note 5 and was unsecured.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

     Short-term investments: The carrying amount reported in the balance sheet for short-term investments is its fair value, see also Note 3.

     Account receivable and accounts payable: The carrying amounts reported in the balance sheet for the account receivable and accounts payable approximate their fair values.

11. COMMITMENTS AND CONTINGENCIES

The Company is a party to certain litigation initiated in August 1995 in the United States District Court for the Eastern District of Tennessee by Bolling, McCool & Twist, a consulting firm. The suit relates to a claim for services rendered in the approximate amount of $50,000 and seek a finder's fee in an unspecified amount in connection with BMS Collaboration. The Company is unable to predict with certainty the eventual outcome of the lawsuit. The Company is contesting the action vigorously and believes that the proceeding will not have a material adverse effect on the Company or on its financial statements.

                                EntreMed, Inc.

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

In May 1994, the Company entered into two license agreements, whereby the Company acquired the exclusive, worldwide, royalty-bearing licenses to make, use and sell Angiostatin(TM), thalidomide and thalidomide analogs, all inhibitors of angiogenesis developed by Children's Hospital. In consideration for receiving the rights, the Company must pay a royalty on any sublicensing fees, as defined in the agreement, to Children's Hospital. The Company is also required to pay certain amounts upon the attainment of certain milestones. The milestone payments aggregate $2,650,000, of which $290,000 has been paid to date, and are based upon license fees and achievement of regulatory approvals.

In addition, in 1996, the Company entered into two license agreements with Children's Hospital for the exclusive, worldwide, royalty-bearing licenses to make, use and sell Endostatin(TM) and 2-Methoxyestradiol, both inhibitors of angiogenesis. In consideration for receiving the rights, the Company must pay a royalty on any sublicensing fees, as defined in the agreements, to Children's Hospital. Each agreement obligates the Company to pay up to $1,000,000 upon the attainment of certain milestones. As of December 31, 1996, no payments were due under these agreements.

These license agreements require the Company to pay Children's Hospital a specified percentage of the royalty income received on the first $100 million in net sales of the licensed products, and an increased percentage thereafter, with a minimum payment based on a percentage of net sales of the licensed products by any sublicensees.

The Company leases its primary facilities through March 31, 2003. The lease agreement provides for escalation of the lease payments over the term of the lease, however, rent expense is recognized under the straight-line method. The future minimum payments under such lease as of December 31, 1996 are as follows:

         1997                             $  221,100
         1998                                227,100
         1999                                233,200
         2000                                239,400
         Thereafter                          484,200
                                        --------------
         Total minimum payments           $1,405,000
                                        ==============

Rental expense for the years ended December 31, 1996, 1995 and 1994 was $226,000, $210,000, and $187,000, respectively.

                                EntreMed, Inc.

12. EMPLOYEE RETIREMENT PLAN

The Company sponsors the EntreMed, Inc. 401(k) and Trust. The plan covers substantially all employees and enables participants to contribute a portion of salary and wages on a tax-deferred basis.

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for the years ended December 31, 1996 and 1995 is as follows:

                                                                   QUARTER ENDED
                                              MARCH 31          JUNE 30       SEPTEMBER 30      DECEMBER 31
                                          -------------------------------------------------------------------
1996
Revenues                                    $ 1,092,500       $ 1,092,500     $ 1,092,500      $  1,347,500
Research and development costs                2,063,270         1,246,045       2,429,696         1,814,782
General and administrative expenses             771,411           472,224         721,022         1,470,844
Net loss                                     (1,675,407)         (464,938)     (1,379,087)       (1,250,400)
Net loss per share                               $(0.23)           $(0.06)         $(0.11)           $(0.10)

1995
Revenues                                    $         -       $    88,098     $    45,814      $    577,257
Research and development costs                1,596,677         1,115,838       1,161,948         2,065,049
General and administrative expenses             455,342           466,724         457,272         1,079,638
Net loss                                     (2,046,460)       (1,503,921)     (1,582,545)       (2,575,293)
Net loss per share                              $ (0.29)          $ (0.22)        $ (0.21)          $ (0.35)

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ENTREMED, INC.

                                 By:  /s/ John W. Holaday, Ph.D.
                                      ---------------------------------------
                                      John W. Holaday, Ph.D., Chairman of the
                                      Board and Chief Executive Officer


                               POWER OF ATTORNEY

         The Registrant and each person whose signature appears below hereby appoint John W. Holaday, Ph.D. as attorney-in-fact with full power of substitution, severally, to execute in the name and on behalf of the Registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report at the attorney-in-fact acting in the premises deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.




                                   SIGNATURE

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

        SIGNATURE                                        TITLE                                  DATE
        ---------                                        -----                                  ----

/s/ John W. Holaday                            Chairman of the Board and                   April 9, 1997
--------------------------                      Chief Executive Officer
John W. Holaday, Ph. D.                      (principal executive officer)

/s/ R. Nelson Campbell                          Chief Financial Officer                    April 9, 1997
--------------------------                      (principal financial and
    R. Nelson Campbell                            accounting officer)


/s/ John C. Thomas, Jr.                           Secretary/Treasure                       April 9, 1997
--------------------------
    John C. Thomas, Jr.


/s/ Carl R. Alving                                      Director                           April 9, 1997
--------------------------
Carl R. Alving, M. D.

/s/ Donald S. Brooks                                    Director                           April 9, 1997
--------------------------
Donald S. Brooks


/s/ Bart Chernow                                        Director                           April 9, 1997
--------------------------
Bart Chernow, M. D.


/s/ Samuel R. Dunlap, Jr.                               Director                           April 9, 1997
--------------------------
Samuel R. Dunlap, Jr.


/s/ Mark C. M. Randall                                  Director                           April 9, 1997
--------------------------
Mark C. M. Randall


/s/ Leon Rosenberg                                      Director                           April 9, 1997
--------------------------
Leon Rosenberg, M. D.


/s/ Wendell M. Starke                                   Director                           April 9, 1997
--------------------------
Wendell M.  Starke