Form 10-K/A
ENTREMED INC
filed 1997-05-01
CIK 895051

-----------------------------------------------------------------------------



                                   FORM 10-K/A


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C., 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

                         Commission file number 0-20713

                                 ENTREMED, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                      58-1959440
------------------------                  ------------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)

Suite 200, 9610 Medical Center Drive, Rockville, Md            20850
---------------------------------------------------          ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (301) 217-9858
---------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

TITLE                                                   NAME OF EXCHANGE
-----                                                   ----------------
Common Stock, Par Value $.01 Per Share               Nasdaq National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchage Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was reqired to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K [X]

As of March 31, 1997, 12,138,869 shares of common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates was approximately $127,514,445.


-----------------------------------------------------------------------------

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following sets forth the names and ages of the executive officers and directors of the Company:

              NAME                   AGE                      POSITION

John W. Holaday, Ph.D. (1)        51     Chairman of the Board, President, Chief
                                         Executive Officer and Director

Edward R. Gubish, Ph.D.           48     Senior Vice President, Research and
                                         Development

Leo Einck, Ph.D.                  46     Vice President, Research Operations

R. Nelson Campbell                32     Chief Financial Officer

John C. Thomas, Jr.               43     Secretary/Treasurer

Carl Alving, M.D.                 57     Director

Donald S. Brooks (2)(3)           61     Director

Bart Chernow, M.D.                49     Director

Samuel R. Dunlap, Jr. (1)(2)      47     Executive Advisor and Director

Mark C.M. Randall (3)             34     Director

Leon E. Rosenberg, M.D.           64     Director

Wendell M. Starke (1)(2)          54     Director

-------------

(1) Member of Executive Committee
(2) Member of Compensation Committee
(3) Member of Audit Committee

         JOHN W. HOLADAY, PH.D. (51) is a co-founder of the Company and has served as its President and Chief Executive Officer and a director since August 1992 and its Chairman of the Board since November 1995. From May 1989 to August 1992, he was a co-founder of Medicis Pharmaceutical Corp. where he served as Scientific Director, Senior Vice President for Research and Development and director. From 1968 to 1989, he served at the Walter Reed Army Institute of Research, where he founded the Neuropharmacology Branch in 1980. Dr. Holaday serves as an officer and fellow in several biomedical societies and has authored and edited numerous scientific articles in journals and books. His current academic positions include Associate Professor of Anesthesiology and Critical Care Medicine and Senior Lecturer in Medicine at The Johns Hopkins University of Medicine, Baltimore, Maryland; Adjunct Professor of Pharmacology and Psychiatry at the Uniformed Services University School of Medicine, Bethesda, Maryland; and Clinical Assistant Professor of Surgery at the University of Connecticut Health Center, Farmington, Connecticut.

         EDWARD R. GUBISH, PH.D. (48) has served as Senior Vice President of Research and Development since January 1997, prior to that he served as Vice President - Regulatory and Clinical Development of the Company since November 1995 and has been employed by the Company since October 1993. From 1990 to September 1993, Dr. Gubish served as senior director of Regulatory Affairs for Baker Norton Pharmaceuticals (IVAX) and Fujisawa Pharmaceuticals. From 1986 to 1990, Dr. Gubish served as Chief of regulatory affairs for the AIDS Division at the National Institutes of Health and as a scientific and administrative contact for sponsors of new biological products and IND submissions for the Center for Drugs and Biologics at the FDA.

         LEO EINCK, PH.D. (46) has served as Vice President of Research Operations since January 1997, Vice President of Extramural Programs of the Company from November 1995 to January 1997 and from September 193 to November 1995 as Director of Sponsored Research. From 1985 to September 1993, Dr. Einck was the Director of Operations for HEM Pharmaceuticals, a company engaged in the development of biopharmaceutical agents. From 1980 to 1985, Dr. Einck was a researcher in molecular biology at the National Institutes of Health.

         R. NELSON CAMPBELL (32) has served as Chief Financial Officer since January 1997. From November 1991 to June 1996, Mr. Campbell was employed by OsteoArthritis Sciences, Inc., a private drug discovery company where he was a co-founder and served as Vice President of Business Development and Treasurer. From 1986 to 1991, he was with the internation investment banking firms of Merrill Lynch Capital Markets, Nomura Securities International and lastly Daiwa America Securities, Inc., where he was engaged in corporate finance and merger transactions.

         JOHN C. THOMAS, JR. (43) has served part-time as Chief Financial Officer of the Company since its inception in September 1991. Mr. Thomas has also served as the Chief Financial Officer of several other companies, including Credit Depot Corporation, a public company engaged in loan financing (from August 1990 to March 1993 and from January 1995 until April 1996), Tapistron International, Inc., a public company engaged in the development of technology for the textile industry (from August 1991 until July 1995), and Sealite Sciences, a private biotechnology company (from June 1991 to March 1993). Mr. Thomas is a certified public accountant.

         CARL ALVING, M.D. (57) is a co-founder of the Company and has been a director of the Company since August 1992. He has been Chief of the Department of Membrane Biochemistry at the Walter Reed Army Institute of Research since 1978. Dr. Alving has been the inventor of a number of patented technologies in the fields of drug delivery and immunology.

         DONALD S. BROOKS (61) has been a director of the Company since April 1996. Since July 1993, Mr. Brooks has been a practicing attorney with the law firm Carella Byrne Bain Gilfillan Cecchi Stewart & Olstein, Roseland, New Jersey, which represents the Company on certain matters. Prior thereto, Mr. Brooks was employed by Merck & Co., Inc. for 27 years, most recently, from 1986 to 1993, as Senior Counsel. From 1980 to 1985, Mr. Brooks served as a U.S. employer delegate to the Chemical Industries Committee International Labor Organization in Geneva, Switzerland.

         BART CHERNOW, M.D. (49) is a co-founder of the Company and has been a director since the Company's inception. Dr. Chernow has served as Physician-in-Chief at Sinai Hospital of Baltimore since 1990 and as a Professor of Medicine, Anesthesiology and Critical Care at The Johns Hopkins University School of Medicine part-time since 1990. Dr. Chernow is the Editor-in-Chief of the Journal of Critical Care Medicine. From 1987 to 1990. Dr. Chernow was the Director of the Henry K. Beecher Memorial Research Laboratories and Attending Physician of Critical Care (anesthesia) at the Massachusetts General Hospital, Harvard Medical School, where he also served as an Associate Professor.

         SAMUEL R. DUNLAP, JR. (47) has served as an Executive Advisor and a director to the Company since August 1992. Mr. Dunlap also has (i) served as Chairman of Dunlap & Partners, Ltd., a financial consulting firm in Atlanta, Georgia, since October 1988, (ii) served as a director of Credit Depot Corporation, of which he was a founder, since December 1986, (iii) served as Vice President of MEDigital, Inc. since August 1996, (iv) from 1992 through
1996, served as a director to First Pacific Networks, Inc., a publicly-held telecommunications company, (v) served as a director and a consultant of Golf Training Systems, Inc., a public company, from August 1994 until December 1995 and (vi) served as a director from July 1991 until February 1994 and an Executive Advisor from July 1991 until November 1994 of Tapistron International, Inc. From April 1986 until December 1988, Mr. Dunlap served as Executive Vice President and director of CytRx Corporation, a publicly-held pharmaceutical company ("CytRx") of which he was a founder. Mr. Dunlap also served as Executive Vice President of Elan Pharmaceutical Research Corp., a publicly-held company, from August 1982 to December 1983 and President and a director of such entity from January 1984 to January 1985.

         MARK C.M. RANDALL (34) has been a director of the Company since April 1996. Since 1985, Mr. Randall has been associated with Sarasin International Securities Limited, London, England, a wholly-owned subsidiary of Bank Sarasin & Cie, a private bank based in Switzerland, where he has been Director since 1994.

         LEON E. ROSENBERG, M.D. (64) has been a director of the Company since January 1996. Dr. Rosenberg was named Senior Vice President, Scientific Affairs of Bristol-Myers Squibb Company in January 1997. For the previous five and one-half years, he served that company as the President of Bristol-Myers Squibb Pharmaceutical Research Institute. From 1984 to September 1991, Dr. Rosenberg served as the dean of the Yale University School of Medicine. Dr. Rosenberg is a member of the National Academy of Sciences and serves on the Board of Directors of Research!America, SEQ Ltd., Somatic Therapy Corporation, Cadus Pharmaceutical Corporation and the Whitehead Institute for Biomedical Research. He is on the Board of Participants of the Intercompany Collaboration for AIDS Drug Development and Chairman of its Scientific Panel.

         WENDELL M. STARKE (54) has been a director of the Company since April 1994. Mr. Starke is a Chartered Financial Analyst and a Chartered Investment Counselor. Mr. Starke was President of INVESCO Capital Management, Inc. from 1979 to 1991 and has been its Chairman since 1991. In 1992, he became Chairman of INVESCO, Inc., the parent company of INVESCO Capital Management and other INVESCO money management subsidiaries with 1995 year-end assets of over $75 billion under management in the United States. Mr. Starke also serves as a member of the Board, Global Chief Investment Officer and Chairman of the Global Asset Allocation Committee of INVESCO, PLC, the London-based parent company of the worldwide INVESCO organization.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the 1934 Act requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the S.E.C. initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Such executive officers, directors, and greater than 10% beneficial owners are required by S.E.C. regulation to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons.

         Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.          EXECUTIVE COMPENSATION

         The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company to the Chief Executive Officer and to executive officers whose annual compensation exceeded $100,000 for fiscal 1996 (collectively, the "named executive officers") for services during the fiscal years ended December 31, 1996 and 1995:

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION



                                                                   LONG TERM
                                                                  COMPENSATION    ALL OTHER
                                  SALARY      BONUS   COMPEN-        AWARD         COMPEN-
 NAME AND PRINCIPAL POSITION       YEAR        ($)    SATION ($)  OPTION (NO.)    SATION ($)
----------------------------      ------      -----   ----------  ------------    ----------

John W. Holaday, Ph.D.              1996     250,000    80,000     105,000         18,221(1)
  Chairman, President and Chief     1995     200,000   100,000     270,001         18,369(1)
  Executive Officer

Edward R. Gubish, Ph.D.             1996     140,000    42,000      75,000          5,670(2)
  Vice President, Regulatory        1995     126,600    10,750      70,000          5,818(2)
  and Clinical Development

Leo Einck, Ph.D.                    1996     100,100    21,500      20,000             --
  Vice President,                   1995      91,000    10,750      10,000          5,818(2)
  Extramural Programs

Carol A. Nacy, Ph.D.                1996     166,083        --          --        190,000(3)
  Former Executive Vice President   1995     175,000    60,750     166,667             --


John C. Thomas, Jr.                 1996      96,880    21,500      38,000             --
                                    1995      48,220     3,170       6,667          5,818(2)



---------------------------

(1) $12,551 of such amount represents the premiums paid by the Company with respect to a split-dollar life insurance policy on the life of Dr. Holaday. Premiums paid by the Company on such policy are treated as non-interest bearing advances to the insured for the policy. The initial proceeds of any death benefit are required to be used to repay the indebtedness, and the balance of the insurance proceeds are payable as designated by the insured. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" below. The remaining amount represents group health insurance premiums paid on behalf of such officer.

(2) Includes group health insurance premiums paid on behalf of such officer.

(3) Represents the amount accrued during fiscal 1996 pursuant to a consulting arrangement entered into with Dr. Nacy upon her resignation from the Company, which resignation became effective October 30, 1996. The first installment of such amount ($47,500) was paid in fiscal 1996 and the remainder is payable in three equal quarterly installments on February 1, May 1, and August 1, 1997. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" below.

         The following table sets forth certain information with respect to individual grants of stock options and warrants made during the fiscal year ended December 31, 1996 to each of the named executive officers.



                         OPTION AND WARRANT GRANTS IN LAST FISCAL YEAR


                                        INDIVIDUAL GRANTS
                                        -----------------
                                                                                                   POTENTIAL REALIZABLE
                                                                                                     VALUE AT ASSUMED
                                                  % of Total                                          ANNUAL RATES OF
                                                 Options/SARs                                       STOCK PRICE APPRECIA-
                                   Options/       Granted to         Exercise                       TION FOR OPTION TERM
                                     SARs         Employees          or Base        Expiration     ---------------------
NAME                              Granted (#)    In Fiscal Year    Price ($/SH)        Date         5% ($)       10% ($)
----                              -----------    --------------    ------------        ----         ------       -------


John W. Holaday,                   100,000            16.1%           14.00         12/23/06       880,452     2,231,239
   Ph.D. ......................      5,000             .80%           16.25         12/31/06        51,098       129,492
Carol A. Nacy, Ph.D. ..........         --               --              --               --            --            --
Edward R. Gubish, Ph.D. .......     75,000            12.1%           14.00         12/23/06       660,339     1,673,430
Leo Einck, Ph.D................     20,000             3.2%           14.00         12/23/06       176,090       446,248
John C. Thomas, Jr.............     38,000             6.1%           14.00         12/23/06       334,572       847,871


-------------------

         The following table sets forth information concerning all option holdings for the fiscal year ended December 31, 1996 for each of the named executive officers:



                             AGGREGATED OPTION AND WARRANT/EXERCISES IN LAST FISCAL YEAR
                                               AND FY-END OPTION/VALUE

                                                                                                 Value of Unexercised
                                    Shares                         Number of Unexercised       In-the-Money Options at
                                   Acquired          Value         Options at FY-End (#)              FY-End ($)
Name                            On Exercise (#)    Realized ($)   Exercisable/Unexercisable    Exercisable/Unexercisable
----                            ---------------    ------------   -------------------------    -------------------------
John W. Holaday, Ph.D. .......        --               --             273,335/208,334            2,929,180/1,485,423
Carol A. Nacy, Ph.D...........      15,686          $154,899          170,000/58,203             2,417,500/574,755
Edward R. Gubish, Ph.D. ......        --               --              82,083/102,917              682,601/587,399
Leo Einck, Ph.D. .............        --               --              41,667/61,667               378,337/494,587
John C. Thomas, Jr............        --               --             127,835/28,500             1,579,938/64,125


-----------------

COMPENSATION OF DIRECTORS

         Directors of the Company receive a fee of $2,000 per in-person meeting attended and are reimbursed for expenses actually incurred in connection with attending such meetings. Directors are also awarded initial grants of non-qualified stock options to purchase 15,000 shares of Common Stock upon joining the Board of Directors and annual grants of non-qualified stock options to purchase 5,000 shares of Common Stock. In addition, each member of the Audit Committee and the Compensation Committee will receive annual grants of non-qualified stock options to purchase 1,000 shares of Common Stock and each member of the Executive Committee will receive annual grants of non-qualified stock options to purchase 5,000 shares of Common Stock. All such automatic grants will be awarded on July 1, 1997. In addition, each director (except for Dr. Rosenberg, who has declined all option grants) received certain option grants in fiscal 1996, as described in "Participation in the Plans" set forth under Proposal 2.

         The Company entered into a three year consulting agreement with Samuel
R. Dunlap commencing January 1, 1996 that provides for annual payments of $90,000.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         In April 1996, effective as of January 1, 1996, the Company entered into a three-year employment agreement with John W. Holaday, Ph.D., Chairman and Chief Executive Officer of the Company. The agreement provides for an annual base salary of $250,000 per year. The Company may terminate the agreement without cause and, upon such termination, Dr. Holaday will be entitled to receive his base salary through the end of the initial term of the agreement (subject to an offset for salary received from subsequent employment). The agreement contains confidentiality and non-competition provisions.

         The Company is the beneficiary of a $1,000,000 key person life insurance policy on the life of Dr. Holaday. In addition, the Company maintains a $2,000,000 split-dollar life insurance policy on the life of Dr. Holaday at an annual cost of approximately $12,550. Premiums paid by the Company on such policy are treated as non-interest bearing advances to the insured for the policy. The initial proceeds of any death benefit are required to be used to repay the indebtedness, and the balance of the insurance proceeds are payable as designated by the insured.

         Each of the Company's employees has entered into a Proprietary Information and Invention Assignment Agreement providing, among other things, that such employee will not disclose any confidential information or trade secrets in any unauthorized manner and that all inventions of such officer relating to the Company's current or anticipated business during the term of employment become the Company's property.

         Effective October 30, 1996, Carol A. Nacy, Ph.D. resigned her position as Executive Vice President of the Company. In connection therewith, the Company entered into a one-year consulting arrangement providing for annual compensation of $190,000, which amount is payable in four equal quarterly installments beginning November 1, 1996.

         In the event of certain transactions, including those which may result a change in control, as defined under the Company's 1996 Plan, unvested installments of options to purchase Shares of the Company may become immediately exercisable.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal 1996,  the members of the  Compensation  Committee  were:
Samuel R. Dunlap, Jr., Wendell M. Starke and Donald S. Brooks.

         The Company has in the past maintained a consulting arrangement with Mr. Dunlap and in January 1996 entered into a new three year consulting agreement with Mr. Dunlap that provides for annual payments of $90,000.

         Donald S. Brooks is of counsel to the law firm Carella Byrne Bain Gilfillan Cecchi Stewart & Olstein, which provides certain legal services to the Company.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION (1)

         The goal of the Company's executive compensation policy is to ensure that an appropriate relationship exists between executive compensation and the creation of stockholder value, while at the same time attracting, motivating and retaining senior management. The Compensation Committee's informal executive compensation philosophy (which applies generally to all Company management, including the President and Chief Executive Officer, John W. Holaday, Ph.D.) considers a number of factors, which may include:

 . providing levels of compensation competitive with companies at a comparable stage of development and in the Company's geographic area;

 . integrating management's compensation with the achievement of performance goals;

 .  rewarding above average corporate performance; and

 . recognizing and providing incentive for individual initiative and achievement.

         During fiscal 1996, the compensation of senior management was weighted in part toward short-term incentives, including compensation contingent upon the Company achieving certain business and financial objectives. The Compensation Committee also endorses the position that equity ownership by senior management is beneficial in aligning senior management's and stockholders' interest in the enhancement of stockholder value by providing senior management with longer-term incentives. Accordingly, compensation structures for senior management generally include a combination of salary, bonuses and stock options. Specific executive officer base salary and bonus awards are determined with respect to performance during the previous fiscal year, based on a range of measures and internal targets set before the start of each fiscal year and in part by comparison to the compensation of executive officers of comparable biotechnology and pharmaceutical companies. The Compensation Committee considers the Company's performance under these measures and uses its subjective judgment and discretion in approving individual compensation.

-----------
(1) The material in this report is not deemed filed with the S.E.C. and is not incorporated by reference in any filing of the Company under the 1933 Act or the 1934 Act, whether made before or after the date of this amendment and irrespective of any general incorporation language in such filing.


                      STOCK PRICE PERFORMANCE PRESENTATION

         The following chart compares the cumulative total stockholder return on the Company's Shares with the cumulative total stockholder return of (i) the Nasdaq Market-U.S. Index and (ii) the Hambrecht & Quist Biotechnology Index:

                      COMPARISON OF CUMULATIVE TOTAL RETURN
                              AMONG ENTREMED, INC.
                          NASDAQ MARKET-U.S. INDEX AND
                    HAMBRECHT & QUIST BIOTECHNOLOGY INDEX (1)


                  6/12/9   6/96    7/96   8/96    9/96    10/96   11/96   12/96
                  ------   ----    ----   ----    ----    -----   -----   -----


ENTREMED, INC.    100      100     68     102     108     102     104     108

NASDAQ            100       96     87      92      99      98     104     104
 MARKET-U.S.
 INDEX

HAMBRECHT &       100       93     89      93      99      98      96      96
 QUIST
 BIOTECHNOLOGY


-------

(1) Assumes $100 invested on June 12, 1996 and assumes dividends reinvested. Measurement points begin with the date of the Company's initial public offering ("IPO") and include the last day of each month beginning with the month in which the IPO occurred, through and including December 31, 1996. The material in this chart is not deemed filed with the S.E.C. and is not incorporated by reference in any filing of the Company under the Securities Act of 1993, as amended, (the "1933 Act") or the 1934 Act, whether made before or after the date of this amendment and irrespective of any general incorporation language in such filing.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 31, 1997, certain information concerning stock ownership of all persons known by the Company to own beneficially 5% or more of the Shares, each director, each executive officer named under "Executive Compensation" and all directors and executive officers of the Company as a group.



                                                 Amount and
                                                 Nature of       Percentage of
   Name And Address                              Beneficial       Outstanding
Of Beneficial Owner (1)                          Ownership           Class
-----------------------                          ---------           -----
John W. Holaday, Ph.D....................        983,567(2)           7.20%
Carl R. Alving, M.D......................        775,235(3)           6.38
Donald S. Brooks.........................         45,001(4)           *
Bart Chernow, M.D........................        703,917(3)           5.79
Samuel R. Dunlap, Jr.....................        432,567(5)           3.46
Leo Einck, Ph.D..........................         42,667(6)           *
Edward R. Gubish, Ph.D...................         83,083(7)           *
Mark C.M. Randall........................         45,001(8)           *
Leon E. Rosenberg, M.D...................             - (9)           -
Wendell M. Starke........................       282,336(10)           2.31
Bristol-Myers Squibb Company                    986,110(11)           7.84
P.O. Box 4000
Princeton, New Jersey 08543..............
D.H. Blair Investment Banking Corp.           1,000,000(12)           8.24
44 Wall Street
New York, New York 10005.................
Steve Gorlin                                    695,575(13)           5.73
5115 New Peachtree Road
Suite 200
Chamblee, Georgia  30341.................
All executive officers and directors of       3,541,791(14)          26.72
   the Company as a group (11
   persons)..............................


-----------

    *Less than 1%

(1) Unless otherwise indicated, the address of each beneficial owner identified is: c/o EntreMed, Inc., 9610 Medical Center Drive, Suite 200, Rockville, Maryland 20850.

(2) Includes 273,335 shares issuable upon exercise of options and warrants which are currently exercisable and 126,666 shares held by a limited partnership of which Dr. Holaday is the general partner. Does not include 208,334 shares issuable upon exercise of options not exercisable within 60 days.

(3) Includes 15,002 shares issuable upon exercise of options which are currently exercisable.

(4) Includes 45,001 shares issuable upon exercise of options which are currently exercisable.

(5) Includes 364,999 shares issuable upon exercise of options and warrants which are currently exercisable. Does not include 100,000 shares issuable upon exercise of options not exercisable within 60 days.

(6) Includes 41,667 shares issuable upon exercise of options which are currently exercisable. Does not include 61,667 shares issuable upon exercise of options not exercisable within 60 days.

(7) Includes 82,083 shares issuable upon exercise of options which are currently exercisable. Does not include 102,917 shares issuable upon exercise of options not exercisable within 60 days.

(8) Includes 45,001 shares issuable upon exercise of options which are currently exercisable. Does not include 20,000 shares issuable upon exercise of options not exercisable within 60 days.

(9) Does not include shares owned by Bristol-Myers Squibb Company, of which Dr. Rosenberg is the Senior Vice President, Scientific Affairs.
     Dr. Rosenberg disclaims beneficial ownership of any shares held by Bristol-Myers Squibb.

(10) Includes 88,984 shares issuable upon exercise of options and warrants which are currently exercisable. Does not include 40,761 shares owned by various family members of Mr. Starke, as to which Mr. Starke disclaims beneficial ownership.

(11) Includes 444,444 shares issuable upon exercise of warrants which are currently exercisable.

(12) Excludes (i) 343,466 shares owned by the adult children and grandchildren of J. Morton Davis, the sole stockholder of D.H. Blair Investment Banking Corp. ("Blair") and (ii) 18,000 shares owned by the Vice Chairman of Blair and his children, as to all of which shares Blair disclaims beneficial ownership. Also excludes an aggregate of 1,061,563 shares owned by Steve Gorlin and June Gorlin, Mr. Gorlin's former wife, a portion of which are subject to the Gorlin Pledge (as defined below).

(13) A portion of the shares owned by Mr. Gorlin are pledged to Blair and J. Morton Davis to secure obligations owed by Mr. Gorlin to Blair (the "Gorlin Pledge"). Such shares may be voted by Mr. Gorlin until such time as a default occurs under the Gorlin Pledge or the underlying obligation. Does not include 381,192 shares owned by June Gorlin, as to which Mr. Gorlin disclaims beneficial ownership.

(14) Includes 1,117,659 shares issuable upon exercise of options and warrants which are currently exercisable. Does not include 569,334 shares issuable upon exercise of options not exercisable within 60 days.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company entered into a three year consulting agreement with Samuel
R. Dunlap, Jr. commencing January 1, 1996 that provides for annual payments of $90,000. In May 1996 effective August 1995, the Company entered into a termination agreement with Steve Gorlin, a co-founder and former director of the Company, superceding a previous consulting agreement with Mr. Gorlin, that provides for annual payments of $90,000 per year for a three year period.

         Donald S. Brooks is of counsel to the law firm Carella Byrne Bain Gilfillan Cecchi Stewart & Olstein, which provides certain legal services to the Company.

         Option grants for fiscal 1996 to named executive officers are set forth in the table above entitled "Option and Warrant Grants in Last Fiscal Year." In addition, during fiscal 1996, the Company granted under the Plans options to purchase an aggregate of (i) 313,000 Shares to the Company's current executive officers, including 100,000 and 5,000 Shares exercisable at $14.00 and $16.25, respectively, to John W. Holaday, Ph.D., 75,000 Shares exercisable at $14.00 to Edward R. Gubish, Ph.D., 75,000 Shares exercisable at $14.00 to R. Nelson Campbell, 20,000 Shares exercisable at $14.00 to Leo Einck, Ph.D., and 38,000 Shares exercisable at $14.00 to John C. Thomas, Jr.; and (ii) 116,668 Shares to the Company's directors who are not executive officers, including 5,000 Shares exercisable at $16.25 to each of Carl Alving, M.D., Donald S. Brooks, Bart Chernow, M.D., Samuel R. Dunlap, Jr. Mark C.M. Randall and Wendell M. Starke, and 33,334 Shares exercisable at $15.00 per Share to each of Donald S. Brooks and Mark C.M. Randall and 20,000 Shares exercisable at $14.00 to Mark C.M. Randall. Such options were granted at per Share prices ranging from $9.00 to $16.25.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ENTREMED, INC.

                                    By: /S/ JOHN C. THOMAS, JR.
                                        -------------------------------------
                                        John C. Thomas, Jr.
                                        Secretary/Treasurer

Dated:  April 29, 1997