Form 10-Q
period 1997-03-31
ENTREMED INC
filed 1997-05-15
CIK 895051

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20459

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from             to               .
                               -----------    -------------

                         Commission file number 0-20713
                                               ---------

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

YES   X     NO
    ------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

             Class                                 Outstanding at May 7, 1997
---------------------------                        --------------------------
Common Stock $.01 Par Value                                 12,086,200

                                 ENTREMED, INC.


                                Table of Contents

PART I.   FINANCIAL INFORMATION                                                              PAGE
                                                                                             ----
Item 1 -- Financial Statements

Consolidated Balance Sheets
as of March 31, 1997 and  December 31, 1996...................................................3

Consolidated Statements of
Operations for the Three Months Ended
March 31, 1997 and 1996.......................................................................4

Consolidated Statements of Cash
Flows for the Three Months Ended March 31, 1997
and 1996......................................................................................5

Notes to Consolidated Financial
Statements....................................................................................6

Item 2 --  Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations.........................................................................8

Part II.  OTHER INFORMATION

Item 1 --  Legal Proceedings.................................................................10

Item 2 --  Changes in Securities.............................................................10

Item 3 --  Defaults upon Senior Securities...................................................10

Item 4 --  Submission of Matters to Vote of
           Security Holders..................................................................10

Item 5 --  Other Information.................................................................10

Item 6 --  Exhibits and Reports on Form 8-K..................................................10

SIGNATURES...................................................................................11

                                 ENTREMED, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                     March 31,                December 31,
                                                                       1997                       1996
                                                              --------------------        ------------------
ASSETS                                                            (unaudited)
Current assets:
   Cash and cash equivalents                                  $         30,374,922        $       33,051,206
   Short-term investments                                               19,718,517                19,669,623
   Interest receivable                                                     364,725                   401,673
   Prepaid expenses                                                         39,245                    97,962
                                                              --------------------        ------------------
Total current assets                                                    50,497,409                53,220,464
                                                              --------------------        ------------------
Furniture and equipment, net                                               875,938                   824,559
                                                              --------------------        ------------------
Other assets                                                               403,307                   101,316
                                                              --------------------        ------------------
     Total assets                                             $         51,776,654        $       54,146,339
                                                              ====================        ==================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                           $            496,968        $          600,303
   Accrued liabilities                                                   1,136,831                   957,718
   Capital lease obligations                                                -                        104,152
   Deferred revenues                                                     1,591,667                 2,509,167
                                                              --------------------        ------------------
Total current liabilities                                                3,225,466                 4,171,340
                                                              --------------------        ------------------
Capital lease obligations, less current portion                            -                         -
                                                              --------------------        ------------------
Deferred revenues, less current portion                                  2,061,666                 2,236,666
                                                              --------------------        ------------------

Minority interest                                                           41,188                    44,142
                                                              ====================        ==================

Stockholders' equity:
   Preferred stock, $1.00 par value
     5,000,000 shares authorized, no shares issued and
     outstanding as of March 31, 1997 (unaudited) and
     December 31, 1996                                                     -                         -
   Common stock, $.01 par value:  27,000,000 shares
     authorized, 12,062,200 (unaudited) and 12,009,598
     shares issued and outstanding as of March 31, 1997
     and December 31, 1996, respectively                                   120,622                   120,096
   Additional paid-in capital                                           73,008,022                72,830,898
   Accumulated deficit                                                 (26,680,310)              (25,256,803)
                                                              --------------------        ------------------
Total stockholders' equity                                              46,448,334                47,694,191
                                                              --------------------        ------------------
     Total liabilities and stockholders' equity               $         51,776,654        $       54,146,339
                                                              ====================        ==================




    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       Three Months Ended
                                                                            March 31,
                                                                 1997                 1996
                                                          ---------------------------------------

Revenues:
    Collaborative research & development                  $     1,042,500       $       1,042,500
    License fee                                                    50,000                  50,000
                                                          ---------------       -----------------

    Total revenues                                              1,092,500               1,092,500
                                                          ---------------       -----------------


Expenses:
    Research & development                                      2,418,835               2,063,270
    General & administrative                                      749,660                 771,411
                                                          ---------------       -----------------
    Total operating expenses                                    3,168,495               2,834,681

Interest expense                                                   (1,418)                 (9,547)
Interest income                                                   650,952                  76,321
                                                          ---------------       -----------------

Net loss before minority interest                              (1,426,461)             (1,675,407)
Minority interest                                                   2,954                 -
                                                          ---------------       -----------------

Net loss                                                  $(   1,423,507)       $  (    1,675,407)
                                                          ===============       ==================

Net loss per share                                        $        (0.12)       $           (0.23)
                                                          ---------------       -----------------

Weighted average number of shares
     outstanding                                               12,044,203               7,312,035
                                                          ---------------       -----------------

Pro forma net loss per share                                                    $           (0.18)
                                                                                =================


Pro forma weighted average number
    of shares outstanding                                                               9,312,035
                                                                                =================







    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                    1997                1996
                                                                           ------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                   $    (1,423,507)    $    (2,046,460)
Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                                                   61,709              48,457
Changes in assets and liabilities:
    Prepaid expenses                                                                58,717               -
    Other assets                                                                    (1,991)             13,120
    Accounts payable                                                              (103,335)             78,553
    Accrued liabilities                                                            179,113               -
    Deferred revenue                                                            (1,092,500)              -
    Interest receivable                                                             36,948               -
                                                                           ----------------    ----------------
    Net cash used by operating activities                                       (2,284,846)         (1,906,330)
                                                                           ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments, net                                           (48,894)              -
Investments                                                                       (300,000)              -
Purchases of furniture & equipment                                                (116,042)            (34,386)
                                                                           -----------------   ----------------
     Net cash used by investing activities                                        (464,936)            (34,386)
                                                                           -----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligations                                              (104,152)              -
Proceeds from sales of common stock                                                177,650           1,783,227
                                                                           ---------------     ---------------
     Net cash provided by financing activities                                      73,498           1,783,227
                                                                           ---------------     ---------------

Net decrease in cash and cash equivalents                                       (2,676,284)           (157,489)
Cash and cash equivalents at beginning of period                                33,051,206             218,619
                                                                           ---------------     ---------------
Cash and cash equivalents at end of period                                 $    30,374,922     $        61,130
                                                                           ===============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   AND NONCASH INVESTMENT AND FINANCING ACTIVITIES
    Interest paid                                                          $         1,418     $         -
                                                                           ===============     ===============




    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1997 (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial information of EntreMed, Inc. (the "Company") includes the accounts of its 85% owned subsidiary, Cytokine Sciences, Inc. Cytokine Sciences was formed in June 1996 and was capitalized with $250,000 by EntreMed for the purpose of acquiring the assets of Innovative Therapeutics, Inc., which acquisition was completed in July 1996 in exchange for 15% of the common stock of Cytokine Sciences, Inc.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the Company's audited financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

2.       NET LOSS PER SHARE

         Net loss per share is based on the weighted average number of common shares outstanding. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and convertible preferred stock issued for consideration below the initial public offering (the "IPO") price of $15.00 and stock options and warrants issued with exercise prices below the IPO price during the twelve-month period preceding the initial filing of the registration statement (commonly referred to as "Cheap Stock"), have been included in the calculation of common shares using the treasury stock method for the three month period ended March 31, 1996, as if they were outstanding prior to the effective date of the IPO.

         The net loss per share amounts for the three months ended March 31, 1996 as required by generally accepted accounting principles, which do not give effect to the pro forma conversion of preferred stock and Cheap Stock described above, or any stock option or warrant common share equivalents considered antidilutive, is as follows:

         Net loss per share                                    $    (0.26)
         Weighted average common shares
         outstanding                                              6,460,717

         Pro forma net loss per common share for the three month period ended March 31, 1996 is calculated using the weighted average number of common shares outstanding, Cheap Stock as described above and assumes the conversion of the convertible preferred stock at the beginning of the period.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), effective December 1997. SFAS 128 will require the Company to present both "basic" and "diluted" loss per share amounts on the face of the statement of operations, replacing the existing net loss per share. Under SFAS 128, basic loss per share would not have changed from the reported loss per share of $(0.12) and $(0.23) for the three month periods ended March 31, 1997 and 1996, respectively. Diluted loss per share would not have differed from basic loss per share as stock option or warrant common share equivalents are antidilutive.


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

4.       CONTINGENCIES

         The Company is a party to certain litigation filed in August 1995 in the United States District Court for the Eastern District of Tennessee by Bolling McCool & Twist, a consulting firm. The suit relates to a claim for services rendered in the approximate amount of $50,000 and seeks a finder's fee in an unspecified amount in connection with the Bristol-Myers collaboration. The Company is unable to predict with certainty the eventual outcome of the lawsuit. The Company is contesting the action vigorously and believes that this proceeding will not have a material adverse effect on the Company or its financial statements, although there can no assurance that this will be the case.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           GENERAL

           Since its inception in September 1991, the Company has devoted substantially all of its efforts and resources to sponsoring and conducting research and development on its own behalf and through collaborations with corporate partners and academic research and clinical institutions, and establishing its facilities and hiring personnel. In December 1995, the Company entered into a collaboration agreement with Bristol-Myers Squibb Company ("BMS") in which BMS made an equity investment in the Company and agreed to pay certain research and development fees and expenses, license fees, milestone payments, and royalties on net sales, if any. Through March 31, 1997, with the exception of license fees and research and development funding from BMS and certain research grants, the Company had not generated any revenue from operations. The Company anticipates its revenue sources for the next several years will be limited to research grants and future collaboration payments from BMS and from other collaborators under arrangements that may be entered into in the future. The timing and amounts of such revenues, if any, will likely fluctuate and depend upon the achievement of specified milestones.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 and 1996

           Revenues were $1,092,500 during the three months ended March 31, 1997 ("1997 Three Months") and during the three months ended March 31, 1996 ("1996 Three Months"). This reflects revenue received under the BMS collaboration agreement which was executed in December 1995. The collaborative research and development fees relate to the amortization over five years of a one-time payment of $2,500,000 received in December 1995 and the amortization of semi-annual payments of $1,835,000 under the BMS collaboration agreement. The license fee represents the amortization over five years of a one-time $1,000,000 license fee received in December, 1995 under the BMS collaboration agreement.

           Research and development expenses increased by 17% from approximately $2,063,000 in the 1996 Three Months to $2,419,000 in the 1997 Three Months. Research and development expenditures include sponsored research payments to academic collaborators, including a $1,000,000 payment to Children's Hospital in both the 1997 and 1996 Three Months; and expenses related to the Company's internal research programs. The increase in research and development costs reflects increased efforts in the Company's sponsored research and product development programs related to its angiogenesis and cell permeation technologies.

           General and administrative expenses decreased by 3% to approximately $749,000 during the 1997 Three Months as compared to approximately $771,000 in the 1996 Three Months. General and administrative expenses remained relatively constant, reflecting a one-time charge in the 1996 Three Months of $233,000 related to future payments under a termination agreement with a former director of the Company, offset in part by higher general and administrative expenses incurred in the 1997 Three Months as a result of being a public company.

           Interest income increased to $651,000 for the 1997 Three Months from $76,000 for the 1996 Three Months. This increase is a result of the investment of the proceeds received from the BMS collaboration agreement and the Company's initial public offering.

           The minority interest relates to the portion of the loss recognized by Cytokine Sciences that is attributable to the minority shareholders of Cytokine Sciences.

Liquidity and Capital Resources

           At March 31, 1997, the Company had cash and cash equivalents of approximately $30,375,000 and working capital of approximately $47,272,000, primarily representing the net proceeds of the Company's initial public offering and concurrent private placement with BMS in June 1996 together with funds received under the BMS agreement entered into in December 1995. Cash and cash equivalents includes approximately $500,000 received from a principal stockholder upon exercise of stock options by such stockholder, which exercise was rescinded and which cash was returned in May 1997. As a result, at March 31, 1997, the Company recorded a corresponding accrued liability.

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

           As of May 1, 1997, the Company was a party to sponsored research agreements and clinical trials requiring the Company to fund an aggregate of approximately $5,084,000 through 1999 (including $4,000,000 to Children's Hospital) and license agreements requiring milestone payments of up to $4,360,000 and additional payments upon attainment of regulatory milestones.

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


------------------------------------

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

Item 6.    EXHIBIT AND REPORTS ON FORM 8-K

           (a)  The following exhibits are filed with this report:

           11         Computation of Earnings Per Share
           21         Subsidiaries of the Registrant
           27.1       Financial Data Schedule

           (b) No reports on Form 8-K were filed by Registrant during the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ENTREMED, INC.
                                                (Registrant)


Date:  May 12, 1997                         /s/ John W. Holaday
                                   ---------------------------------------
                                           John W. Holaday, Ph.D.
                                    President and Chief Executive Officer




Date: May 12, 1997                          /s/ R. Nelson Campbell
                                   ---------------------------------------
                                            R. Nelson Campbell
                                           Chief Financial Officer