Form 10-Q
period 1997-06-30
ENTREMED INC
filed 1997-08-14
CIK 895051

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20459

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to              .
                               -----------    -------------

                         Commission file number 0-20713
                                                -------

                                 ENTREMED, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)


               Delaware                                 58-1959440
               --------                               --------------
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

YES       NO   X
    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.


            Class                             Outstanding at July 31, 1997
   ---------------------------                ----------------------------
   Common Stock $.01 Par Value                       12,229,768

                                 ENTREMED, INC.


                               Table of Contents


PART I.   FINANCIAL INFORMATION                                  PAGE
                                                                 ----

Item 1 -- Financial Statements

Consolidated Balance Sheets
as of June 30, 1997 and  December 31, 1996                          3

Consolidated Statements of
Operations for the Three Months Ended
June 30, 1997 and 1996, and the Six Months
Ended June 30, 1997 and 1996                                        4

Consolidated Statements of Cash
Flows for the Six Months Ended June 30, 1997
and 1996                                                            5

Notes to Consolidated Financial
Statements                                                          6

Item 2 --  Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                               8

Part II.   OTHER INFORMATION

Item 1 --  Legal Proceedings                                       10

Item 2 --  Changes in Securities                                   10

Item 3 --  Defaults upon Senior Securities                         10

Item 4 --  Submission of Matters to Vote of
           Security Holders                                        10

Item 5 --  Other Information                                       11

Item 6 --  Exhibits and Reports on Form 8-K                        11

SIGNATURES                                                         12

                                      2

                                 ENTREMED, INC.
                          CONSOLIDATED BALANCE SHEETS



<Caption)
                                                                 June 30,         December 31,
                                                                   1997               1996
                                                              ------------        ------------
ASSETS                                                         (unaudited)
Current assets:
 Cash and cash equivalents                                   $  29,385,427        $ 33,051,206
 Short term investments                                         19,924,500          19,669,623
 Interest receivable                                               466,039             401,673
 Prepaid expenses                                                  185,855              97,962
                                                             -------------        ------------
Total current assets                                            49,961,821          53,220,464
                                                             -------------        ------------
Furniture and equipment, net                                     1,109,199             824,559
                                                             -------------        ------------
Other assets                                                       403,319             101,316
                                                             -------------        ------------
   Total assets                                              $  51,474,339        $ 54,146,339
                                                             =============        ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                            $     756,550        $    600,303
 Accrued liabilities                                               520,461             957,718
 Capital lease obligations                                            -                104,152
 Deferred revenue                                                2,509,167           2,509,167
                                                             -------------        ------------
Total current liabilities                                        3,786,178           4,171,340
                                                             -------------        ------------
Deferred revenue, less current portion                           1,886,667           2,236,666
                                                             -------------        ------------

Minority Interest                                                   36,997              44,142
                                                             =============        ============

Stockholders' equity:
 Preferred stock, $1.00 par value
  5,000,000 shares authorized, no shares issued and
  outstanding as of June 30, 1997 (unaudited)
  and December 31, 1996                                              -                   -
 Common stock, $.01 par value:  20,000,000 shares
  authorized, 12,182,632 (unaudited) and 12,009,598
  shares issued and outstanding as of June 30, 1997
  and December 31, 1996, respectively                              121,826             120,096
 Additional paid-in capital                                     73,503,474          72,830,898
 Accumulated deficit                                           (27,860,803)        (25,256,803)
                                                             -------------        ------------
Total stockholders' equity                                      45,764,497          47,694,191
                                                             -------------        ------------
   Total liabilities and stockholders' equity                $  51,474,339        $ 54,146,339
                                                             =============        ============





    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                    Three Months Ended              Six months ended
                                                                          June 30,                      June 30,
                                                                      1997       1996               1997        1996
                                                                 ------------------------      -------------------------

Revenues:
  Collaborative research and development                         $ 1,042,500  $ 1,042,500      $ 2,085,000  $  2,085,000
  Licensing                                                           50,000       50,000          100,000       100,000
                                                                 -----------  -----------      -----------  ------------

Total revenues                                                     1,092,500    1,092,500        2,185,000     2,185,000
                                                                 -----------  -----------      -----------  ------------


Expenses:
  Research & development                                           1,743,560    1,246,045        4,162,395     3,309,315
  General & administrative                                         1,219,501      472,224        1,969,161     1,243,635
                                                                 -----------  -----------      -----------  ------------
                                                                   2,963,061    1,718,269        6,131,556     4,552,950

Interest expense                                                       -           (8,643)          (1,418)      (18,190)
Interest income                                                      685,877      169,474        1,336,829       245,795
                                                                 -----------   ----------      -----------  ------------

Net loss before minority interest                                (1,184,684)    (464,938)      (2,611,145)   (2,140,345)

Minority interest                                                      4,191        -               7,145         -
                                                                 -----------   ----------     -----------  ------------

Net loss                                                        $ (1,180,493) $ (464,938)     $(2,604,000)  $(2,140,345)
                                                                ------------  ----------      -----------   -----------
Net loss per share                                              $      (0.10) $    (0.06)     $     (0.22)  $     (0.29)
                                                                ============  ==========      ===========   ===========
Weighted average number of shares
   outstanding                                                    12,134,490   7,676,696       12,089,347     7,494,366
                                                                  ----------   ---------       ----------     ---------

Pro forma net loss per share                                                  $    (0.05)                   $     (0.23)
                                                                              ==========                     ==========

Pro forma weighted average number
   of shares outstanding                                                       9,237,136                      9,274,585
                                                                               =========                      =========







    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                           Six Months Ended
                                                               June 30,
                                                         1997           1996
                                                    ------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                              $ (2,604,000)    $(2,140,345)
Adjustments to reconcile net loss to net cash
   used by operating activities:
   Depreciation and amortization                           129,101          98,136
   Warrants issued for consulting services                 291,000            -
   Minority interest                                        (7,145)           -
Changes in assets and liabilities:
   Accounts receivable                                       -           2,500,000
   Prepaid Expenses                                        (87,893)       (212,438)
   Accounts payable                                        156,247         440,016
   Accrued liabilities                                    (437,257)        144,500
   Deferred revenue                                       (349,999)       (350,000)
   Deposits                                                 (2,003)           (422)
   Interest receivable                                     (64,366)        (26,709)
                                                      ------------     -----------
    Net cash provided (used) by operating activities    (2,976,315)        452,738
                                                      ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of short-term investments                     9,874,723            -
Purchases of short-term investments                    (10,129,600)           -
Investments                                               (300,000)       (200,000)
Purchases of furniture & equipment                        (413,741)       (113,104)
                                                      ------------     -----------
   Net cash used by investing activities                  (968,618)       (313,104)
                                                      ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligations                      (104,152)       (194,033)
Proceeds from sales of common stock                        383,306      48,666,755
                                                      ------------     -----------
   Net cash provided by financing activities               279,154      48,472,722
                                                      ------------     -----------

Net increase in cash and cash equivalents               (3,665,779)     48,612,356
Cash and cash equivalents at beginning of period        33,051,206       6,885,099
                                                      ------------     -----------
Cash and cash equivalents at end of period            $ 29,385,427     $55,497,455
                                                      ============     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 AND NONCASH INVESTMENT AND FINANCING ACTIVITIES
 Interest paid                                        $      1,418     $    18,190
                                                      ============     ===========



    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1997 (UNAUDITED)

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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the Company's audited financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

2.    NET LOSS PER SHARE

      Net loss per share is based on the weighted average number of common shares outstanding. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and convertible preferred stock issued for consideration below the initial public offering (the "IPO") price of $15.00 and stock options and warrants issued with exercise prices below the IPO price during the twelve-month period preceding the initial filing of the registration statement (commonly referred to as "Cheap Stock"), have been included in the calculation of common shares using the treasury stock method through April 12, 1996 in the six month period ended June 30, 1996, as if they were outstanding prior to the effective date of the IPO.

      The net loss per share amounts for the three and six months ended June 30, 1996 as required by generally accepted accounting principles, which do not give effect to the pro forma conversion of preferred stock and Cheap Stock described above, or any stock option or warrant common share equivalents considered antidilutive, is as follows:


                                              Three months ended   Six months ended
                                                 June 30, 1996       June 30, 1996

Net loss per share                                     $(0.10)           $(0.30)

Weighted average common shares outstanding         12,134,490         7,068,703

      Pro forma net loss per common share for the six month period ended June 30, 1997 is calculated using the weighted average number of common shares outstanding, Cheap Stock as described above and assumes the conversion of the convertible preferred stock at the beginning of the period.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), effective December 1997. SFAS 128 will require the Company to present both "basic" and "diluted" loss per share amounts on the face of the statement of operations, replacing the existing net loss per share. Under SFAS 128, basic loss per share would not have changed from the reported loss per share of $(0.10) and $(0.06) for the three month periods ended June 30, 1997 and 1996, respectively, and $(0.22) for the six month period ended June 30 1996. Basic loss per share for the six month period ended June 30, 1997 would have been $(0.30). Diluted loss per share would not have differed from basic loss per share as stock option or warrant common share equivalents are antidilutive.


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

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

        Since its inception in September 1991, the Company has devoted substantially all of its efforts and resources to sponsoring and conducting research and development on its own behalf and through collaborations with corporate partners and academic research and clinical institutions, and establishing its facilities and hiring personnel. In December 1995, the Company entered into a collaboration agreement with Bristol-Myers Squibb Company ("BMS") in which BMS made an equity investment in the Company and agreed to pay certain research and development fees and expenses, license fees, milestone payments, and royalties on net sales, if any. Through June 30, 1997, with the exception of license fees and research and development funding from BMS and certain research grants, the Company had not generated any revenue from operations. The Company anticipates its revenue sources for the next several years will be limited to research grants and future collaboration payments from BMS and from other collaborators under arrangements that may be entered into in the future. The timing and amounts of such revenues, if any, will likely fluctuate and depend upon the achievement of specified milestones.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1997 and June 30, 1996

        Revenues were $1,092,500 for the three month periods ended June 30, 1997 ("1997 Three Months") and June 30, 1996 ("1996 Three Months") and $2,185,000
for the six month periods ended June 30, 1997 ("1997 Six Months") and June 30, 1996 ("1996 Six Months"). This reflects revenue received under the BMS collaboration agreement which was executed in December 1995. The collaborative research and development fees relate to the amortization over five years of a one-time payment of $2,500,000 received in December 1995 and the amortization of semi-annual payments of $1,835,000 under the BMS collaboration agreement.
The license fee represents the amortization over five years of a one-time $1,000,000 license fee received in December 1995 under the BMS collaboration agreement.

        Research and development expenses increased by 40% from approximately $1,246,000 in the 1996 Three Months to approximately $1,744,000 in the 1997 Three Months and by approximately 26% from approximately $3,309,000 in the 1996 Six Months to approximately $4,162,000 in the 1997 Six Months. Research and Development expenditures include sponsored research payments to academic collaborators and expenses related to the Company's internal research programs. The increase in research and development costs reflects increased efforts in the Company's sponsored research and product development programs related to its angiogenesis and cell permeation technologies. Overall, research personnel increased from 18 as of January 1, 1996 to 32 as of June 30, 1997. Research and development expenses are expected to continue to increase as the Company continues to expand its research and development efforts.

        General and administrative expenses increased from approximately $472,000 in the 1996 Three Months to approximately $1,220,000 in the 1997 Three Months, a 158% increase. For the 1997 Six Months general and administrative expenses were approximately $1,969,000 as compared to $1,244,000 for the 1996 Six Months, a 58% increase. The overall increase in general and administrative expenses during the 1997 period compared to the comparable periods of 1996 is a result of the Company incurring additional expenses associated with being a public company, investigating potential strategic relationships, and increasing the administrative staff to support the research scientists and collaborative efforts the

Company is conducting. The 1997 Three Months and 1997 Six Months include a one time expense charge of approximately $400,000 related to certain consulting work. The total number of administrative personnel the Company had increased from 8 as of January 1, 1996 to 12 as of June 30, 1997.

        Interest income increased to approximately $686,000 in the 1997 Three Months as compared to $169,000 in the 1996 Three Months and to $1,337,000 in the 1997 Six Months from $246,000 in the 1996 Six Months. This increase is a result of the investment of the proceeds received from the BMS collaboration agreement and the Company's initial public offering.

        The minority interest relates to the portion of the loss recognized by Cytokine Sciences that is attributable to the minority shareholders of Cytokine Sciences.

Liquidity and Capital Resources

        At June 30, 1997, the Company had cash and cash equivalents of approximately $29,385,000 and short-term investments of $19,925,000 with working capital of approximately $46,176,000, primarily representing the net proceeds of the Company's initial public offering and concurrent private placement with BMS in June 1996 together with funds received under the BMS agreement entered into in December 1995.

        The Company's cash resources have been used to finance research and development, including sponsored research, capital expenditures, including leasehold improvements to the Company's laboratory facility, and general and administrative expenses. Over the next several years, the Company expects to incur substantial additional research and development costs, preclinical and clinical trials, increased administrative expenses to support its research and development operations and increased capital expenditures for pilot manufacturing capacity, various equipment needs and facility improvements.

        As of July 31, 1997, the Company was a party to sponsored research agreements and clinical trials requiring the Company to fund an aggregate of approximately $5,084,000 through 1999 (including $4,000,000 to Children's Hospital) and license agreements requiring milestone payments of up to $4,360,000 and additional payments upon attainment of regulatory milestones.

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

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a) The Company's annual meeting of stockholders was held on June 30, 1997 ("Annual Meeting").

(b)      Not applicable.

(c) At the Annual Meeting, the stockholders considered and approved the following proposals:

         (i) Election of Directors. The following sets forth the nominees who were elected directors of the Company for the term expiring in the year indicated as well as the number of votes cast for, against or withheld:


        Term
        (Year                                            Votes
        Expires)  Name                        For      Against  Withheld
        --------  -----------------------  ----------  -------  --------
        2000      John W. Holaday, Ph. D.  10,645,392   23,223      -
        2000      Wendell M. Starke        10,659,390    9,225      -
        1999      Bart Chernow, M.D.       10,659,390    9,225      -
        1999      Samuel R. Dunlap, Jr.    10,584,974   83,641      -
        1999      Mark C. M. Randall       10,659,390    9,225      -
        1998      Donald S. Brooks         10,659,390    9,225      -
        1998      Leon E. Rosenberg, M.D.  10,659,278    9,337      -
        1998      Lee F. Meier             10,659,390    9,225      -


         (ii) Amendments to Stock Option Plan. At the Annual Meeting the stockholders approved and ratified an amendment to the 1996 Stock Option Plan ("Plan") to increase the number of shares of Common Stock available for option grants from 516,667 to 1,266,667. This proposal received 7,319,526 votes in favor, 505,414 votes against and 419,896 abstentions. In addition, 2,423,779 shares were not voted.

         (iii) Amendment to Certificate of Incorporation. At the Annual Meeting, the stockholders approved a proposal to amend the Company's
Certificate of Incorporation to provide for a classified board. This proposal received 7,566,539 votes in favor, 685,508 votes against and 27,889 abstentions. In addition, 2,388,680 shares were not voted.

         (iv) Ratification of Appointment of Ernst & Young LLP. At the Annual Meeting, stockholders ratified the selection of Ernst & Young LLP as the independent auditors. The proposal received 10,574,620 votes in favor, 78,334 votes against, and 15,662 abstentions.


Item 5.  OTHER INFORMATION

         Not applicable.



Item 6.  EXHIBIT AND REPORTS ON FORM 8-K


         (a)  The following exhibits are filed with this report:


         11    Computation of Earnings Per Share
         21    Subsidiaries of the Registrant
         27.1  Financial Data Schedule

         (b) No reports on Form 8-K were filed by Registrant during the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ENTREMED, INC.
                                             (Registrant)


Date:  August  12, 1997                  /s/ John W. Holaday
                                        -------------------------------------
                                        John W. Holaday, Ph.D.
                                        President and Chief Executive Officer




Date:  August  12, 1997                 /s/ R. Nelson Campbell
                                        -------------------------------------
                                        R. Nelson Campbell
                                        Chief Financial Officer