Form 10-Q
period 1997-09-30
ENTREMED INC
filed 1997-11-13
CIK 895051

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20459

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

YES          NO  X
   -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

            Class                                Outstanding at October 31, 1997
----------------------------------               -------------------------------
Common Stock $.01 Par Value                                    12,229,768

                                 ENTREMED, INC.


                               Table of Contents

PART I.   FINANCIAL INFORMATION                                                           PAGE
                                                                                          ----
Item 1 -- Financial Statements

Consolidated Balance Sheets
as of September 30, 1997 and December 31, 1996                                            3

Consolidated Statements of
Operations for the Three Months Ended
September 30, 1997 and 1996, and the Nine Months
Ended September 30, 1997 and 1996                                                         4

Consolidated Statements of Cash
Flows for the Nine Months Ended September 30, 1997
and 1996                                                                                  5

Notes to Consolidated Financial
Statements                                                                                6

Item 2 --  Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                                                     8

Part II.  OTHER INFORMATION

Item 1 --  Legal Proceedings                                                             11

Item 2 --  Changes in Securities                                                         11

Item 3 --  Defaults upon Senior Securities                                               11

Item 4 --  Submission of Matters to Vote of
           Security Holders                                                              11

Item 5 --  Other Information                                                             11

Item 6 --  Exhibits and Reports on Form 8-K                                              11

SIGNATURES                                                                               12

                                 ENTREMED, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                September 30,            December 31,
                                                                    1997                     1996
                                                              -----------------        -----------------
ASSETS                                                         (unaudited)
Current assets:
  Cash and cash equivalents                                   $      25,946,492        $      33,051,206
  Short term investments                                             20,011,850               19,669,623
  Interest receivable                                                   330,892                  401,673
  Grant and other receivable                                             28,586                     -
  Prepaid expenses                                                      137,457                   97,962
                                                              -----------------        -----------------
Total current assets                                                 46,455,277               53,220,464
                                                              -----------------        -----------------
Furniture and equipment, net                                          1,442,682                  824,559
                                                              -----------------        -----------------
Other assets                                                            402,819                  101,316
                                                              -----------------        -----------------
    Total assets                                              $      48,300,778        $      54,146,339
                                                              =================        =================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $         496,360        $         600,303
  Accrued liabilities                                                   417,178                  957,718
  Capital lease obligations                                              -                       104,152
  Deferred revenue                                                    1,591,667                2,509,167
                                                              -----------------        -----------------
Total current liabilities                                             2,505,205                4,171,340
                                                              -----------------        -----------------
Deferred revenue, less current portion                                1,711,666                2,236,666
                                                              -----------------        -----------------

Minority Interest                                                        55,048                   44,142
                                                              -----------------        -----------------

Stockholders' equity:
  Preferred stock, $1.00 par value
    5,000,000 shares authorized, no shares issued and
    outstanding as of September 30, 1997 (unaudited)
    and December 31, 1996                                               -                         -
  Common stock, $.01 par value:  20,000,000 shares
    authorized, 12,229,768 (unaudited) and 12,009,598
    shares issued and outstanding as of September 30, 1997
    and December 31, 1996, respectively                                 122,297                  120,096
  Additional paid-in capital                                         73,588,328               72,830,898
  Accumulated deficit                                               (29,681,766)             (25,256,803)
                                                              -----------------        -----------------
Total stockholders' equity                                           44,028,859               47,694,191
                                                              -----------------        -----------------
    Total liabilities and stockholders' equity                $      48,300,778        $      54,146,339
                                                              =================        =================




    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                       Three Months Ended               Nine months ended
                                                          September 30,                    September 30,
                                                     1997             1996              1997            1996
                                               ------------------------------      -----------------------------
Revenues:
   Collaborative research and development      $   1,042,500    $   1,042,500      $   3,127,500    $  3,127,500
   Licensing                                          50,000           50,000            150,000         150,000
   Grant revenues                                    148,540           -                 148,540          -
                                               -------------    -------------      -------------    ------------

Total revenues                                     1,241,040        1,092,500          3,426,040       3,277,500
                                               -------------    -------------      -------------    ------------


Expenses:
   Research & development                          2,825,840        2,429,696          6,988,235       5,739,011
   General & administrative                          882,078          721,022          2,851,239       1,964,657
                                               -------------    -------------      -------------    ------------
                                                   3,707,918        3,150,718          9,839,474       7,703,668

Interest expense                                      -                (5,565)            (1,418)        (23,755)
Interest income                                      663,966          704,247          2,000,795         950,042
                                               -------------    -------------      -------------    ------------

Net loss before minority interest                 (1,802,912)      (1,359,536)        (4,414,057)     (3,499,881)

Minority interest                                    (18,051)         (19,551)           (10,906)        (19,551)
                                               -------------    -------------      -------------    ------------

Net loss                                       $  (1,820,963)   $  (1,379,087)     $  (4,424,963)   $ (3,519,432)
                                               =============    =============      =============    ============

Net loss per share                             $       (0.15)   $       (0.11)     $       (0.36)   $      (0.39)
                                               =============    =============      =============    ============
Weighted average number of shares
    outstanding                                   12,219,288       11,993,912         12,132,660       8,994,214
                                               =============    =============      =============    ============

Pro forma net loss per share                                                                        $      (0.35)
                                                                                                    ============


Pro forma weighted average number
    of shares outstanding                                                                             10,181,028
                                                                                                    ============



    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 Nine Months Ended
                                                                                     September 30,
                                                                                 1997               1996
                                                                        ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $    (4,424,963)   $    (3,519,432)
Adjustments to reconcile net loss to net cash
   used by operating activities:
   Depreciation and amortization                                                227,624            151,207
   Warrants issued for consulting services                                      291,000               -
   Minority interest                                                             10,906             19,551
Changes in assets and liabilities:
   Accounts receivable                                                          (28,586)         2,399,711
   Prepaid Expenses                                                             (39,495)          (156,800)
   Accounts payable                                                            (103,943)         1,043,878
   Accrued liabilities                                                         (540,540)               500
   Deferred revenue                                                          (1,442,500)        (1,442,499)
   Deposits                                                                      (1,503)              (422)
   Interest receivable                                                           70,781            (43,748)
                                                                        ----------------   ----------------
    Net cash used by operating activities                                    (5,981,219)        (1,548,054)
                                                                        ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of short-term investments                                         14,874,723              -
Purchases of short-term investments                                         (15,216,950)             -
Investments                                                                    (300,000)           (55,883)
Purchases of furniture & equipment                                             (845,747)          (207,985)
                                                                        ----------------   ----------------
    Net cash used by investing activities                                    (1,487,974)          (263,868)
                                                                        ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of capital lease obligations                                           (104,152)          (294,048)
Proceeds from issuance of common stock                                          468,631         48,666,765
                                                                        ---------------    ---------------
    Net cash provided by financing activities                                   364,479         48,372,717
                                                                        ---------------    ---------------

Net increase in cash and cash equivalents                                    (7,104,714)        46,560,795
Cash and cash equivalents at beginning of period                             33,051,206          6,885,099
                                                                        ---------------    ---------------
Cash and cash equivalents at end of period                              $    25,946,492    $    53,445,894
                                                                        ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  AND NONCASH INVESTMENT AND FINANCING ACTIVITIES
  Interest paid                                                         $         1,418    $        23,755
                                                                        ===============    ===============


    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1997 (UNAUDITED)

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the Company's audited financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

2.       NET LOSS PER SHARE

         Net loss per share is based on the weighted average number of common shares outstanding. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and convertible preferred stock issued for consideration below the initial public offering (the "IPO") price of $15.00 and stock options and warrants issued with exercise prices below the IPO price during the twelve-month period preceding the initial filing of the registration statement (commonly referred to as "Cheap Stock"), have been included in the calculation of common shares using the treasury stock method through April 12, 1996 in the nine month period ended September 30, 1996, as if they were outstanding prior to the effective date of the IPO.

         The net loss per share amounts for the nine months ended September 30, 1996 as required by generally accepted accounting principles, which does not give effect to the pro forma conversion of preferred stock and Cheap Stock described above, or any stock option or warrant common share equivalents considered antidilutive, is as follows:

                                                                                     Nine months ended
                                                                                     September 30, 1996
         Net loss per share                                                              $      (0.40)

         Weighted average common shares outstanding                                          8,710,439

         Pro forma net loss per common share for the nine month period ended September 30, 1996 is calculated using the weighted average number of common shares outstanding, Cheap Stock as described above and assumes the conversion of the convertible preferred stock at the beginning of the period.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), effective December 1997. SFAS 128 will require the Company to present both "basic" and "diluted" loss per share amounts on the face of the statement of operations, replacing the existing net loss per share. Under SFAS 128, basic loss per share would not have changed from the reported loss per share of $(0.15) and $(0.11) for the three month periods ended September 30, 1997 and 1996, respectively, and $(0.36) for the nine month period ended September 30, 1997. Basic loss per share for the nine month period ended September 30, 1996 would have been $(0.40). Diluted loss per share would not have differed from basic loss per share as stock option or warrant common share equivalents are antidilutive.


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

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

           Since its inception in September 1991, the Company has devoted substantially all of its efforts and resources to sponsoring and conducting research and development on its own behalf and through collaborations with corporate partners and academic research and clinical institutions, and establishing its facilities and hiring personnel. In December 1995, the Company entered into a collaboration agreement with Bristol-Myers Squibb Company ("BMS") in which BMS made an equity investment in the Company and agreed to pay certain research and development fees and expenses, license fees, milestone payments, and royalties on net sales, if any. Through September 30, 1997, with the exception of license fees and research and development funding from BMS as well as certain research grants, the Company had not generated any revenue from operations. The Company anticipates its revenue sources for the next several years will be limited to research grants and future collaboration payments from BMS and from other collaborators under arrangements that may be entered into in the future. The timing and amounts of such revenues, if any, will likely fluctuate and depend upon the achievement of specified milestones.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 1997 and September 30, 1996

           Revenues increased approximately 14% from $1,092,500 for the three months ended September 30, 1996 ("1996 Three Months") to $1,241,000 for the three months ended September 30, 1997 ("1997 Three Months") and approximately 5% from $3,277,500 for the nine months ended September 30, 1996 ("1996 Nine Months") to $3,426,000 for the nine months ended September 30, 1997 ("1997 Nine Months"). This increase is due to grant revenue earned under a Small Business Innovative Research program from the National Institutes of Health which was awarded to the Company in May 1997. There were no grant revenues during the 1996 Three Months and 1996 Nine Months. The BMS collaborative research and development fees relate to the amortization over five years of a one-time payment of $2,500,000 received in December 1995 and the amortization of semi-annual payments of $1,835,000 under the BMS collaboration agreement. The license fee represents the amortization over five years of a one-time $1,000,000 license fee received in December 1995 under the BMS collaboration agreement.

           Research and development expenses increased by approximately 16% from $2,430,000 in the 1996 Three Months to $2,826,000 in the 1997 Three Months and by approximately 22% from $5,739,000 in the 1996 Nine Months to $6,988,000 in the 1997 Nine Months. Research and development expenditures include sponsored research payments to academic collaborators and expenses related to the Company's internal research programs. The increase in research and development costs reflects increased efforts in the Company's sponsored research and product development programs related to its angiogenesis and cell permeation technologies. Overall, research personnel increased from 18 as of January 1, 1996 to 34 as of September 30, 1997. Research and development expenses are expected to continue to increase as the Company continues to expand its research and development efforts.

           General and administrative expenses increased from approximately $721,000 in the 1996 Three Months to approximately $882,000 in the 1997 Three Months, a 22% increase. For the 1997 Nine Months general and administrative expenses were approximately $2,851,000 as compared to $1,965,000 for the 1996 Nine Months, a 45% increase. The overall increase in general and administrative expenses during the 1997 period compared to the comparable periods of 1996 is a result of the Company incurring additional expenses associated with being a public company, investigating potential strategic relationships, and increasing the administrative staff to support the research scientists and collaborative efforts the Company is conducting. The 1997 Three Months and 1997 Nine Months includes a one time expense of approximately $400,000 related to certain consultants to the Company, which includes a non-cash portion related to warrants issued as part of the services rendered of $291,000. The total number of administrative personnel the Company has increased from 8 as of January 1, 1996 to 12 as of September 30, 1997.

           Interest income increased to approximately $2,001,000 in the 1997 Nine Months from $950,000 in the 1996 Nine Months. This increase is a result of the investment of the proceeds received from the BMS collaboration agreement and the Company's initial public offering in June 1996. During the Three Month periods, interest income decreased approximately 5% from approximately $704,000 in 1996 to approximately $664,000 in 1997. This decrease in interest income is due to the reduction of the Company's cash and short term investments as such working capital components are used to fund the Company's operations.

           The minority interest relates to the portion of the income recognized by Cytokine Sciences that is attributable to the minority shareholders of Cytokine Sciences.

Liquidity and Capital Resources

           At September 30, 1997, the Company had cash and cash equivalents of approximately $25,947,000 and short-term investments of approximately $20,012,000 with working capital of approximately $43,950,000, primarily representing the net proceeds of the Company's initial public offering and concurrent private placement with BMS in June 1996 together with funds received under the BMS agreement entered into in December 1995.

           The Company's cash resources have been used to finance research and development, including sponsored research, capital expenditures, including leasehold improvements to the Company's laboratory facility, and general and administrative expenses. Over the next several years, the Company expects to incur substantial additional research and development costs, including preclinical and clinical trials, increased administrative expenses to support its research and development operations and increased capital expenditures for various equipment needs and facility improvements.

           As of October 31, 1997, the Company was a party to sponsored research agreements and clinical trials requiring the Company to fund an aggregate of approximately $4,286,000 through 1999 (including $3,000,000 to Children's Hospital) and license agreements requiring milestone payments of up to $4,360,000 and additional payments upon attainment of regulatory milestones.

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

-------------------------

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

           Not applicable

Item 5.    OTHER INFORMATION

           Not applicable.

Item 6.    EXHIBIT AND REPORTS ON FORM 8-K

           (a)  The following exhibits are filed with this report:

           11        Computation of Earnings Per Share
           21        Subsidiaries of the Registrant
           27.1      Financial Data Schedule

           (b) No reports on Form 8-K were filed by Registrant during the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ENTREMED, INC.
                                                    (Registrant)


Date:  November 12, 1997                        /s/ John W. Holaday
                                        --------------------------------------
                                                 John W. Holaday, Ph.D.
                                         President and Chief Executive Officer



Date:  November 12, 1997                        /s/ R. Nelson Campbell
                                        --------------------------------------
                                                R. Nelson Campbell
                                               Chief Financial Officer