Form 10-K405
period 1997-12-31
ENTREMED INC
filed 1998-03-31
CIK 895051

================================================================================




                                   FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C., 20549

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December  31, 1997

                        Commission file number  0-20713

                                 ENTREMED, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                                                 58-1959440
-------------------------------------------                                ----------------------------------
         (State of Incorporation)                                          (I.R.S. Employer Identification No.)

Suite 200, 9610 Medical Center Drive, Rockville, MD                                        20850
----------------------------------------------------                                       -----
   (Address of principal executive offices)                                             (Zip Code)

Registrant's telephone number, including area code:   (301) 217-9858
----------------------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

             Title                                                                  Name of Exchange
             -----                                                                  ----------------
Common Stock, Par Value $.01 Per Share                                          Nasdaq National Market


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K [X]

As of March 19, 1998, 12,372,104, shares of common stock were outstanding and the aggregate market value of the shares of common stock held by non-affiliates was approximately $157,978,350.



                      DOCUMENTS INCORPORATED BY REFERENCE

See Part III hereof with respect to incorporation by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and the Exhibit Index hereto.

================================================================================

                        ENTREMED, INC. AND SUBSIDIARIES
                FORM 10-K - FISCAL YEAR ENDED DECEMBER 31, 1997

Contents and Cross Reference Sheet

    Form 10-K        Form 10-K                                                                      Form 10-K
    Part No.        Item No.                          Description                                   Page No.
  ------------    ------------                        -----------                                 -------------
       I                1             Business
                                           The Company  . . . . . . . . . . . . . . . . . . . . . . .   3
                                           Corporate Strategy . . . . . . . . . . . . . . . . . . . .   5
                                           Angiogenesis . . . . . . . . . . . . . . . . . . . . . . .   5
                                           EntreMed's Antiangiogenesis Program  . . . . . . . . . . .   7
                                           EntreMed's Cell Permeation Technology  . . . . . . . . . .   9
                                           Collaborations and License Agreements  . . . . . . . . . .  11
                                           Competition  . . . . . . . . . . . . . . . . . . . . . . .  14
                                           Manufacturing and Marketing  . . . . . . . . . . . . . . .  16
                                           Patents and Proprietary Rights . . . . . . . . . . . . . .  16
                                           Government Regulation  . . . . . . . . . . . . . . . . . .  18
                                           Employees  . . . . . . . . . . . . . . . . . . . . . . . .  22
                                           Risk Factors . . . . . . . . . . . . . . . . . . . . . . .  22

                        2             Properties  . . . . . . . . . . . . . . . . . . . . . . . . . .  29
                        3             Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . .  29
                        4             Submission of Matters to a Vote of Security Holders   . . . . .  30
      II                5             Market for Registrant's Common Equity and
                                      Related Stockholder Matters   . . . . . . . . . . . . . . . . .  30

                        6             Selected Financial Data   . . . . . . . . . . . . . . . . . . .  32
                        7             Management's Discussion and Analysis of
                                      Financial Conditions and Results of Operations
                                           Overview . . . . . . . . . . . . . . . . . . . . . . . . .  33
                                           Results of Operations  . . . . . . . . . . . . . . . . . .  33
                                           Liquidity and Capital Resources  . . . . . . . . . . . . .  34
                                           Year 2000  . . . . . . . . . . . . . . . . . . . . . . . .  36
                                           Impact of Recently Issued Accounting Standards . . . . . .  36
                                           Inflation  . . . . . . . . . . . . . . . . . . . . . . . .  36

                        8             Financial Statements  . . . . . . . . . . . . . . . . . . . . .  36
                        9             Changes in and Disagreements with Accountants
                                      on Accounting and Financial Disclosure  . . . . . . . . . . . .  37

      III            10 - 13          Incorporated by reference from the Company's Proxy Statement  .  37
      IV               14             Exhibits, Financial Statement Schedules and Reports
                                      on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . .  37

------------------------

Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-1

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  II - 1

         This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements in this Form 10-K that are not descriptions of historical facts are forward-looking statements, based on management's estimates, assumptions and projections, that are subject to risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable as of the date hereof, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to the early stage of products under development; uncertainties relating to clinical trials; dependence on third parties; future capital needs; and risks relating to the commercialization, if any, of the Company's proposed products (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks). Additional important factors that could cause actual results to differ materially from the Company's current expectations are included in the Company's Securities and Exchange Commission filings. The Company assumes no obligation to update its forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         EntreMed, Inc. ("EntreMed" or the "Company") was organized in September 1991 and is engaged primarily in the research and development of biopharmaceutical products that address the role of angiogenesis in the prevention and treatment of a broad range of diseases.

         The Company is an innovative biopharmaceutical company with a research and product focus on the role of angiogenesis in disease. Angiogenesis is the biological process by which new blood vessels are formed and is a normal process during the first three months of embryonic development, the reproductive cycle of women, and in wound healing. At other times, angiogenesis is harmful when associated with pathology, particularly that of cancer and macular degeneration, a leading cause of blindness. The Company believes that antiangiogenic products, which inhibit the abnormal growth of blood vessels, may have fewer adverse side effects than traditional therapies for these diseases. EntreMed's portfolio of potential therapeutics include the anti-angiogenic compounds, Angiostatin(TM) protein, Endostatin(TM) protein, 2-Methoxyestradiol and thalidomide which are used to block the growth of blood vessels supplying primary and metastatic tumors.

         In December 1995, the Company and Bristol-Myers Squibb Company ("Bristol-Myers Squibb") entered into a collaboration (the "BMS Collaboration") to develop and commercialize certain antiangiogenic therapeutics. This collaboration provides for Bristol-Myers Squibb to fund certain Company research, provide milestone payments to the Company and pay the Company royalties on net sales of any products developed under the collaboration. In addition, in December 1995 and June 1996 Bristol-Myers Squibb made equity investments in the Company in an aggregate amount of $11,500,000. In return, the Company granted Bristol-Myers Squibb exclusive worldwide rights to antiangiogenic applications of thalidomide, thalidomide analogs and the Angiostatin(TM) protein and a five-year right of first refusal to negotiate for commercial rights with respect to the development of any technology licensed, or to be licensed, by the Company from Children's Hospital, Boston, an affiliate of Harvard Medical School, ("Children's Hospital"), in the field of antiangiogenic therapeutics. See "Collaborations and License Agreements".

         The Company's product candidates have been developed primarily through sponsored research collaborations and licensing agreements. The principal antiangiogenic therapeutics currently under development by the Company were licensed from Children's Hospital where the Company sponsors research under the direction of Dr. M. Judah Folkman. The Company's sponsored research programs are augmented by its internal capabilities in the angiogenesis field.

         To date, the Company has:

         _ Licensed from Children's Hospital four antiangiogenic molecules - Angiostatin(TM) protein, thalidomide and thalidomide analogs, Endostatin(TM) protein and
                 2-Methoxyestradiol.

         - Licensed to Bristol-Myers Squibb Company commercial rights to Angiostatin(TM) protein, thalidomide and thalidomide analogs.

         _ Isolated, identified, sequenced, cloned, and recombinantly expressed Angiostatin(TM) protein in quantities sufficient for preclinical studies. In preclinical studies, Angiostatin(TM) protein appeared to inhibit vascularization and growth of primary and metastatic tumors.

         _ Isolated, identified, sequenced, cloned, and recombinantly expressed Endostatin(TM) protein in quantities sufficient for preclinical studies. In preclinical studies, Endostatin(TM) protein appeared to inhibit vascularization and growth of primary and metastatic tumors.

         _ Initiated randomized Phase II clinical trials to evaluate the antiangiogenic effects of thalidomide in inhibiting the progression of age-related macular degeneration, a leading cause of blindness.

         _ Initiated Phase II clinical trials to evaluate the antiangiogenic effects of thalidomide in inhibiting the progression of metastatic breast cancer.

         _ Received positive interim results in Phase II clinical trials evaluating the antiangiogenic effects of thalidomide in inhibiting the progression of brain cancer, prostate cancer, and Kaposi's sarcoma.

         _ Reacquired commercial rights to thalidomide from Bristol-Myers Squibb Company.

         _ Assayed in mice an orally administered thalidomide analog resulting in inhibition of metastatic mouse melanoma.

         _ Signed letters of intent to collaborate with the National Cancer Institute ("NCI") to undertake pharmacology and toxicology studies and also to develop commercial production methods for both Endostatin(TM) protein and 2-Methoxyestradiol.

         _ Demonstrated that orally administered 2-Methoxyestradiol inhibits growth of human breast and neuroblastoma cell lines in mice.


CORPORATE STRATEGY

         The Company's strategy is to discover and develop novel antiangiogenic therapeutics as well as other promising technologies, such as cell permeation, which the Company perceives to have clinical and commercial potential. The principal elements of the Company's strategy are (i) to focus its resources on current core technologies, (ii) to broaden its product and technology portfolio through sponsored research collaborations with academic institutions, government organizations and private enterprises, (iii) to augment product development with its in-house research and development capabilities and (iv) to leverage its resources through corporate partnerships in order to minimize the cost to the Company of late-stage clinical trials and to accelerate product commercialization. The Company's product candidates are in the developmental stage and require further research, evaluation, and regulatory approval. No assurance can be given that any product candidate will result in a product capable of commercial use.

ANGIOGENESIS

         Overview

         Within the human body, a network of arteries, capillaries and veins, known as the vasculature, functions to transport blood throughout the tissues. The basic network of the vasculature is developed through angiogenesis, a fundamental process by which new blood vessels are formed. The primary angiogenic period in humans takes place during the first three months of embryonic development. During this period, cytokines and growth factors, which are normally suppressed, are activated to stimulate the growth of new blood vessels. Once the general network of the blood vessels is complete, these angiogenic stimulators are inhibited and blood vessels grow longer and larger in diameter until adulthood through a different process termed vasculogenesis.

         Angiogenesis and Cancer

         The term cancer includes many different types of uncontrolled cellular growth. Clusters of cancer cells, referred to as tumors, may destroy surrounding organs, impair physiological function and often lead to death. In order to survive, cancer cells require oxygen and nutrients which they receive from the body's blood supply. In order to access this blood supply, cancer cells initiate a biochemical mechanism that stimulates angiogenesis to provide the blood supply that nourishes the tumor. As cancer cells grow and metastasize (spread from primary sites to other parts of the body) they require continuous angiogenesis. Antiangiogenic drug candidates are intended to inhibit the growth of tumor-feeding blood vessels and may prove to be effective in treating certain cancers, with fewer adverse side effects than current therapies. Cancer is the second leading cause of death in the United States and it is estimated that approximately one million two hundred thousand new cases of cancer are expected to be diagnosed in 1998.

         Existing cancer treatments include surgery, radiation therapy and chemotherapy. Surgery is an invasive method of removing tumors. However, some tumors are currently deemed inoperable due to their location, extent of organ infiltration or size. Radiation therapy produces ionized molecules within the body that attack cancer cells, and may also damage surrounding healthy cells. Chemotherapy involves the administration of toxic substances (cytotoxins) designed to kill cancer cells and usually produces severe side effects. In addition, resistance to chemotherapy occurs over time. The Company believes that its antiangiogenic therapeutics may prove to have significant advantages over traditional cancer therapies, including reduced toxicity, and lack of drug resistance, and may be administered in conjunction with other antiangiogenic and traditional therapies.

         Angiogenesis and Blindness

         Angiogenesis within the eye, a condition often associated with diabetes and macular degeneration, is a major cause of blindness. Macular degeneration, which is often age-related, and diabetic retinopathy, a secondary effect of diabetes, both involve the formation of new blood vessels behind, or in front of the retina, respectively. The blood vessels that grow in front of the retina block vision and the blood vessels that grow behind the retina often hemorrhage or cause retinal detachment each resulting in a decrease or loss of vision. It is estimated that approximately eight million people in the U.S. have diabetic retinopathy, and that twenty-five thousand cases result in blindness each year. It is estimated that approximately thirteen million Americans suffer from macular degeneration. Nearly two million of these people will develop vision impairment, of which one hundred thousand will develop blindness each year. (Source: Prevent Blindness America). Current treatments for diabetic retinopathy and to a more limited extent, macular degeneration involve laser-based photocoagulation therapy, which often causes additional damage to the retina and surrounding cells.

         Angiogenesis and Other Disease Indications

         A variety of other disease indications are related to angiogenesis, including rheumatoid arthritis, atherosclerosis, psoriasis and Crohn's disease. The Company believes that its antiangiogenic technologies may be applicable to such diseases. To date, the Company has not researched antiangiogenic therapy in diseases outside of cancer or macular degeneration. There can be no assurance that the Company will pursue research outside these indications, that product candidates will result from any research undertaken, or that any products for these diseases will ever be commercialized.

ENTREMED'S ANTIANGIOGENESIS PROGRAM

         The Company believes that certain small molecules or proteins that exhibit antiangiogenic effects may be useful as therapeutics for diseases involving angiogenesis. The Company currently focuses on angiogenesis inhibition as a treatment for oncologic and ophthalmologic indications. Product candidates under development include: (i) thalidomide and several of its chemical analogs which inhibit angiogenesis, (ii) Angiostatin(TM) protein and Endostatin(TM) protein, each a newly discovered angiogenesis inhibitor naturally produced by the body and, (iii) 2-Methoxyestradiol, an oral angiogenesis inhibitor, and its chemical analogs. The Company's evaluation of thalidomide and its chemical analogs as an antiangiogenic therapeutic may also enable the Company to generate clinical and marketing data on the general utility of angiogenesis inhibitors. The Company believes that this data might be useful in the development of Angiostatin(TM) protein, Endostatin(TM) protein, and 2-Methoxyestradiol which, although in an earlier stage of development than thalidomide, may have greater specificity as antiangiogenic therapeutics. The Company believes that, if successfully developed, these products could be used alone or in combination with each other to treat certain angiogenic-related diseases.

         Product Candidates

         Thalidomide and Thalidomide Analogs. The Company is evaluating the antiangiogenic properties of the drug thalidomide and its chemical analogs. Thalidomide, which was widely prescribed as a sedative in Europe in the late 1950s and early 1960s, caused severe birth defects when taken by pregnant women. The Company believes that thalidomide may have affected fetal development and caused birth defects by blocking new blood vessel growth, a characteristic that may make thalidomide useful in the prevention and treatment of angiogenic disorders. Thalidomide has been shown to block angiogenesis in preclinical animal studies conducted at Children's Hospital. Due to the negative history of thalidomide, as well as patent and competitive issues, the Company has commenced research on chemical analogs of thalidomide which have similar mechanisms of action and focus on the antiangiogenic therapeutic potential of this drug. The Company proposes to develop thalidomide, or a thalidomide analog, as an oral therapeutic to inhibit the progression of certain angiogenic diseases, including cancer and certain causes of blindness.

         The Company and the National Cancer Institute initiated Phase II clinical trials in 1996 to evaluate the antiangiogenic effects of thalidomide in inhibiting the progression of breast cancer, prostate cancer and Kaposi's sarcoma. The Company also initiated and expanded a Phase II clinical trial for brain cancer in 1996. In May 1997, the Company announced successful interim results in brain cancer and Kaposi's sarcoma patients treated with thalidomide. In June 1997, the Company and the National Cancer Institute announced an increase in the number of prostate cancer patients in NCI-sponsored Phase II clinical trials of thalidomide. In August 1997, the Company reacquired the commercial rights to thalidomide in exchange for renewing Bristol-Myers Squibb's warrant to purchase an additional $10,000,000 of the Company's common stock. Bristol-Myers Squibb continues to hold the rights to thalidomide analogs. See "-- Collaborations and License Agreements.", "---Competition", and "Patents and Proprietary Rights". Thalidomide was additionally shown to inhibit the abnormal formation of blood vessels in the eye in animal studies performed at Children's Hospital. The Company is currently conducting Phase II clinical trials at the Scheie Eye Institute at the University of Pennsylvania School of Medicine and with the Retina Associates of Cleveland to evaluate the antiangiogenic effects of thalidomide in blindness due to age-related macular degeneration.

         Although not yet approved for sale in the United States, thalidomide has been used as an investigational agent to treat a limited number of patients for leprosy and other diseases and is being developed by other companies for various disease indications, but not including the diseases in which angiogenesis is a factor. Celgene Corporation has received an approvable letter from the U.S. Food and Drug Administration ("FDA") for the use of thalidomide in erythema nodosum leprosum, an inflammatory skin condition of some leprosy patients. The approvable letter from the FDA indicates that Celgene will be required to resolve issues of labeling, packaging, and distribution prior to final market approval.

         Angiostatin(TM) Protein and Endostatin(TM) Protein. The Company is currently developing two endogenous proteins, Angiostatin(TM) protein and Endostatin(TM) protein, as potential long term cancer therapeutics to prevent metastatic disease and as therapies for primary tumors. These two proteins are different in structure and origin but have similar biological activity.

         Metastatic tumor growth is attributed to the implantation and growth of tumor cells at secondary sites. These tumor cells are released by a primary tumor, or are released into circulation during surgical removal of the primary tumor. Although surgeons generally remove significant amounts of healthy tissue surrounding the tumor, in many cases "seed cells" have already escaped the primary tumor, circulated through the body, and become embedded elsewhere. It has been observed that in certain cases, these seed cells, or metastases, do not vascularize and grow while the primary tumor is in place. However, after the primary tumor is removed, metastatic tumors often grow rapidly.

         In Company-sponsored research at Children's Hospital, a substance associated with primary tumors was identified which appears to prevent vascularization and growth of metastatic tumors. Based upon such research, the Company believes that primary tumors secrete an enzyme that cleaves plasminogen, a known protein associated with blood clotting, into a smaller, previously undiscovered protein. The Children's Hospital team isolated and identified the protein in 1995, which the Company named Angiostatin(TM) protein. The Company has cloned and expressed the gene that codes for Angiostatin(TM) protein. In 1996, the Children's Hospital team also isolated and identified a second endogenous protein, named Endostatin(TM) protein. The gene for Endostatin(TM) protein has been cloned and expressed by the Company. Preclinical studies, including the murine Lewis Lung Carcinoma ("LLC") metastatic model, demonstrated that both Angiostatin(TM) and Endostatin(TM) proteins inhibited the growth of metastatic tumors. In addition, the Angiostatin(TM) protein was shown to reduce the size of primary murine carcinomas and sarcomas as well as human prostate, breast and colon cancers grown in immunodeficient mice. The Company is addressing additional required preclinical studies for Angiostatin(TM) protein. The Company is currently producing Angiostatin(TM) and Endostatin(TM) protein in quantities sufficient for preclinical studies.

         The Company is collaborating with the NCI to pursue the early preclinical development of Endostatin(TM) protein and 2-Methoxyestradiol ("2-ME") and its analogs, including exploration of methods for commercial production of the molecules and possible clinical trails.

         The Company currently anticipates that either the Angiostatin(TM) protein or Endostatin(TM) protein, as endogenous angiogenesis inhibitors, could be administered as an adjunct therapy after cancer diagnosis and sustained thereafter. The Company believes that there may be utility in using these proteins in combination and that these proteins may also be effective in inhibiting other angiogenic diseases such as diabetic retinopathy and macular degeneration, although the Company has not conducted any research to date in these areas. The Company has obtained exclusive licenses from Children's Hospital for patent applications filed on the Angiostatin(TM) and Endostatin(TM) proteins and related technology. BMS has sublicensed commercial rights to Angiostatin(TM) protein from the Company.


         Other Antiangiogenesis Research

         The Company maintains an internal discovery and development program and also continues to sponsor and support research at Children's Hospital on angiogenesis technologies with the aim of discovering additional antiangiogenic products. The Company's research in these areas is currently early stage, although the Company and Children's Hospital have identified other proteins and compounds with angiogenic or antiangiogenic properties that may be candidates for further development. To the extent that additional antiangiogenic therapeutics are developed at Children's Hospital and licensed by the Company, Bristol-Myers Squibb has a five-year right of first refusal to negotiate for a sublicense to such technologies from the Company.

ENTREMED'S CELL PERMEATION TECHNOLOGY

         Overview

         The Company is applying its expertise in the role of blood function to the development of a cell permeation technology that may facilitate the delivery into blood cells of drugs, genes or other therapeutic agents that otherwise would not readily permeate through the cell membrane. To date, the Company has focused its cell permeation research on a method of enhancing the oxygen delivery capabilities of blood.

         Human blood is comprised of four components: red blood cells, white blood cells, plasma and platelets. The principal functions of human blood are to transport oxygen and nutrients to tissues, carry waste products away from tissues and defend the body against infection. Hemoglobin, a protein-iron molecule contained within red blood cells, is responsible for carrying oxygen from the lungs to tissues throughout the body. Tissues and organs in the body require oxygen to function properly, and oxygen deficiency may lead to tissue damage or death. In human blood, each hemoglobin molecule carries four molecules of oxygen, but releases only one. It has been proposed that inositol hexaphosphate ("IHP"), a naturally occurring plant chemical, may enhance the oxygen releasing capabilities of hemoglobin by allowing the release of three oxygen molecules. The theory that IHP could enhance the oxygen releasing capacity of hemoglobin has been proposed for several years. Scientists have observed that a molecule similar to IHP found in the hemoglobin of birds is more efficient at releasing oxygen than a corresponding molecule (2,3 diphosphoglycerate, or 2,3 DPG) found in human hemoglobin. However, IHP does not readily diffuse through the cell membrane of human red blood cells and previous techniques used to introduce IHP into red blood cells showed significant problems and resulted in substantial cell damage. The Company's research is focused on overcoming these problems.

         The Company's research has led to the development of a prototype device designed to introduce IHP into red blood cells without significant cell damage. The Company intends to develop this application as a therapeutic in such chronic and acute diseases as angina, congestive heart failure, heart attacks, and other diseases involving inadequate circulation or respiratory functions. Existing methods of treatment for these diseases, including surgical remedies, drug therapies and non-surgical devices, treat such diseases by seeking to increase blood flow, rather than increasing the blood's oxygen releasing capacity. In addition, unlike blood that is stored in blood banks, which loses its capacity to deliver oxygen for approximately 12 to 24 hours following a transfusion, blood treated with IHP may be able to release oxygen to tissues more rapidly following transfusion. As IHP-treated blood may release more oxygen to tissues than untreated human blood, it may also be possible that a smaller amount of IHP-treated blood can be transfused to obtain equivalent tissue oxygenation.

         With the exception of IHP-treated red blood cells, the Company has not yet explored any other applications of its cell permeation technology. Potential therapeutic candidates will be selected based on an analysis of various disease indications and related market potential, the likely time and expense required for development and adaptation of the core technology for the specific application and the interest of potential strategic partners. Potential product candidates may be reformulations of existing compounds approved by the FDA where enhancement of delivery through blood cell membranes is believed to have increased clinical value compared to existing methods.

         Device for Oxygen Enhanced Blood Delivery

         The Company has constructed a prototype device designed to introduce IHP molecules into red blood cells, which may enhance the delivery of oxygen to tissues and organs, and is sponsoring contract research and development on IHP-treated blood. An initial prototype flow electroporation device has been constructed and the accompanying reagents have been developed, although design activities are ongoing and there can be no assurance that a clinically acceptable device will be completed. The Company intends to conduct preclinical toxicology studies required to demonstrate the safety and efficacy of IHP-treated red blood cells in enhancing the delivery of oxygen to tissues in relevant disease states.

         The Company's flow electroporation technology is based on Company sponsored research previously conducted at the Center for Blood Research Laboratories at Harvard Medical School ("CBRL"). In November 1992, the Company obtained an exclusive worldwide license to this technology from the CBRL in exchange for cash payments and royalties based on sales, and a United States patent was received from the U.S. Patent and Trademark office in March 1998 covering the electroporation chamber, a core component of the Company's cell permeation technology. Device and disposable component engineering and development has been and continues to be conducted by a contract manufacturer.

         The Company is in discussions with several major medical device companies and is seeking to enter into collaborative arrangements with such companies to develop and commercialize the Company's cell permeation technology. However, there can be no assurance that any such agreements will be entered into with any of these companies or any potential partner or that the terms of any agreement will be favorable to the Company.

         COLLABORATIONS AND LICENSE AGREEMENTS

         General. The Company intends to continue to develop in-licensed products and sponsored research programs and to enter into collaborations and licensing agreements with corporate partners for product development, manufacturing and marketing. The Company believes that it will be necessary to enter into collaborative arrangements with other companies in the future to develop, commercialize, manufacture and market its cell permeation technology, as well as other products or technologies it may acquire or develop.

         Bristol-Myers Squibb Company Collaboration. In December 1995, the Company entered into the BMS Collaboration for the development of certain antiangiogenic products. The BMS Collaboration provided for a five year research program, the grant to Bristol-Myers Squibb of an exclusive license to the Company's thalidomide, thalidomide analogs and Angiostatin(TM) protein technologies and an equity investment in the Company by Bristol-Myers Squibb.

         During the five year research term, the Company has agreed to conduct research and Bristol-Myers Squibb has agreed to support and fund such research. Bristol-Myers Squibb has agreed to provide funding of $18,350,000, payable in ten semi-annual payments of $1,835,000, of which $9,175,000 has been paid to date. In addition, Bristol-Myers Squibb has paid $730,000 to reimburse the Company for thalidomide clinical studies. Bristol-Myers Squibb also paid to the Company $1,000,000 in license fees, a portion of which was paid to Children's Hospital, and $2,500,000 in consideration of know-how and research and development previously performed by the Company.

         The Company granted Bristol-Myers Squibb an exclusive worldwide royalty-bearing license to make, use and sell products that are based upon the Company's Angiostatin(TM) protein, thalidomide and thalidomide analog technologies. Bristol-Myers Squibb also received a five year right of first refusal to negotiate for commercial rights with respect to the development of any technology licensed or to be licensed by the Company from Children's Hospital in the field of antiangiogenic therapeutics. Such right of first refusal applies to the Company's Endostatin(TM) protein technology and 2-

Methoxyestradiol technologies. Pursuant to such rights of first refusal BMS proposed terms for the sublicense of such technologies. The parties were unable to reach agreement on terms. Therefore, the Company has the ability to offer sublicensing rights to Endostatin(TM) protein and 2-ME technologies to other pharmaceutical companies if it so desires.

          In August 1997, the Company reacquired the commercial rights to thalidomide in exchange for an extension of the period during which Bristol-Myers Squibb could evaluate Endostatin(TM) and 2-ME pursuant to BMS's right of first refusal and renewing BMS's warrants to purchase an additional $10,000,000 of the Company's common stock at $22.50 per share, or 444,444 shares from the Company. This warrant was renewed and expired in November 1997. Bristol-Myers Squibb continues to hold the rights to thalidomide analogs. Bristol-Myers Squibb advised the Company that its determination not to pursue commercialization of thalidomide was based upon patent and certain competitive and market issues, including the development of thalidomide products by other companies. See "--Competition" and "--Patents and Proprietary Rights". However, based upon discussions with Bristol-Myers Squibb, the decision regarding thalidomide is not expected to affect Bristol-Myers Squibb's internal efforts with respect to thalidomide analogs nor Angiostatin(TM) protein research and development as contemplated in the BMS Collaboration. Therefore, the Company does not believe that Bristol-Myers Squibb's decision will have a material adverse effect on the Company's development of an oral antiangiogenic therapeutic.

         The BMS Collaboration also provides for royalties to the Company based on the net sales price of products sold by Bristol-Myers Squibb. With respect to any product that is derived from Angiostatin(TM) protein, the royalty shall be 15% of net sales, subject to a reduction to no less than 10% based on manufacturing costs and third party royalties. With respect to any product derived from thalidomide analogs, the royalty shall range from 8% to 12.5% based on sales volume.

         In addition, the Company may be entitled to receive additional payments for each product category based upon the achievement of defined and primarily late-stage clinical development and regulatory filing milestones. In the event all of these milestones are achieved, as to which there can be no assurance, these additional payments could total $26,000,000. Up to $6,000,000 of the milestone payments for products related to thalidomide analogs and up to $4,000,000 of the milestones for products related to Angiostatin(TM) protein will be creditable against any royalties that may become payable by Bristol-Myers Squibb to the Company, although the cumulative amount of credits in any year may not exceed 50% of the aggregate royalties otherwise payable. The Company retained certain co-promotion rights if Bristol-Myers Squibb elects to seek a co-promotion partner with respect to any products covered by the collaboration. The BMS Collaboration may be terminated by Bristol-Myers Squibb for any reason upon six months notice without any further liability for future payments.

         Pursuant to the BMS Collaboration, Bristol-Myers Squibb purchased 541,666 shares of the Company's Common Stock for $12.00 per share in December 1995 and purchased an additional $5,000,000 of Common Stock concurrent with the Company's June 1996 IPO in a private placement at the initial public offering price per share of $15.00 per share. The Company also issued to Bristol-Myers Squibb a warrant, exercisable for one-year from June 19, 1996, to purchase up to $10,000,000 of Common Stock at an exercise price per share equal to $22.50 per share, or 444,444 shares from the Company. This warrant was renewed and expired in November 1997. The Company has granted to Bristol-Myers Squibb certain registration rights with respect to all of these shares.

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

         The Company's primary academic collaboration is with Children's Hospital. In September 1993, the Company entered into a sponsored research agreement with Children's Hospital to support research conducted under the direction of Dr. M. Judah Folkman on the role of angiogenesis in pathological conditions. Under the agreement, as amended in August 1995, the Company agreed to pay to Children's Hospital $11,000,000, of which $8,000,000 was paid through February 1998, $1,000,000 is due on April 1, 1998 and the remainder is due in equal semi-annual payments of $1,000,000 until April 1, 1999. The Company also granted to Children's Hospital options to acquire 83,334 shares of Common Stock at an exercise price of $6.00 per share and additional options to acquire 50,000 shares at an exercise price of $6.375 per share. The Company obtained an exclusive option to negotiate an exclusive, worldwide, royalty-bearing license to any technology resulting from the research at Children's Hospital in areas covered by the agreement. The Company received a right to sublicense the licensed technologies, although the Company agreed to pay to Children's Hospital a portion of all sublicensing payments, which do not include payments to support research and development by the Company or equity investments in the Company. The Company has also received certain rights of first refusal to certain additional research projects and any new project opportunities arising from Dr. Folkman's core laboratory activities.

         The Company exercised its option in May 1994 to obtain exclusive worldwide licenses to certain oral antiangiogenic technology (thalidomide and its analogs), cancer diagnostic and prognostic technology, and endogenous antiangiogenic technology, Angiostatin(TM) protein. In

December 1996, the Company exercised its option to obtain the exclusive worldwide licenses to Endostatin(TM) protein and 2-Methoxyestradiol, an orally available angiogenesis inhibitor. These license agreements provide for certain milestone payments by the Company to Children's Hospital as well as royalties based on sales, if any, of any products developed from the licensed technologies. The milestone payments aggregate $4,650,000, of which $290,000 has been paid through December 31, 1997, and are based upon license fees and the achievement of regulatory approvals.

         Other Collaborative and Strategic Relationship Arrangements. In July 1996, the Company acquired, through its subsidiary Cytokine Sciences, Inc. ("Cytokine"), substantially all of the assets of Innovative Therapeutics, Inc. ("ITI") in exchange for 15% of the common stock of Cytokine valued at approximately $44,000. Prior to the acquisition, the Company sponsored research at ITI on methods to treat disease by stimulating cellular immunity. The methods currently under development are designed to target specific diseases by the administration of synthetic peptides or recombinant proteins that mimic proteins which occur naturally during that particular disease. These therapeutic agents are designed to initiate cellular immune responses exclusively, without affecting humoral immunity. Prior to the acquisition, the Company had paid ITI approximately $832,500 pursuant to its research collaboration.

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

         The Company's competition will be determined in part by the potential indications for which the Company's compounds may be developed and ultimately approved by regulatory authorities. The Company is relying on Bristol-Myers Squibb to commercialize the licensed antiangiogenic products, Angiostatin(TM) protein and thalidomide analogs, and accordingly, the success of these products will depend in significant part on Bristol-Myers Squibb's efforts and ability to compete in these markets. The success of the BMS Collaboration will depend in part upon Bristol-Myers Squibb's own competitive, marketing and strategic considerations, including the relative advantages of alternative products being developed and marketed by Bristol-Myers Squibb and its competitors. For example, Bristol-Myers Squibb currently markets cancer therapeutics, which would be competitive with any antiangiogenic products developed under the BMS Collaboration to treat cancer.

         The Company is aware of companies and research institutions investigating the role of angiogenesis generally and specifically as it may be useful in developing therapeutics to treat various diseases associated with abnormal blood vessel growth. In studies available to date, these angiogenic inhibitors have shown varying effectiveness in inhibiting angiogenesis and differing degrees of bioavailability and toxicity. Significant further preclinical and clinical development of these products is needed prior to an assessment of the more significant competitive product candidates in the antiangiogenic disease indications targeted by the Company.

         The Company is aware of other companies developing thalidomide and certain of its chemical analogs for various disease indications, including Celgene Corporation, for the treatment of erythema nodosum leprosum ("ENL"), AIDS-related cachexia (or wasting) and mouth ulcers, and Andrulis Pharmaceuticals, for diabetes. Celgene has received an approvable letter from the FDA for the use of thalidomide in ENL. In 1997, two patents licensed to the Company were issued to Children's Hospital by the U.S. Patent and Trademark Office covering the use of thalidomide to treat angiogenic-mediated diseases including cancer, macular degeneration and rheumatoid arthritis. Although the Company believes that its patent rights would preclude another company from marketing thalidomide for antiangiogenic indications, there can be no assurance that any patent will issue or afford meaningful protection. In August 1997, the Company reacquired the commercial rights to thalidomide from Bristol-Myers Squibb who continue to hold the rights to thalidomide analogs. Bristol-Myers Squibb has advised the Company that its determination not to pursue the commercialization of thalidomide was based upon patent and certain competitive and market issues, including the development of thalidomide products by other companies. See "-- Collaboration and License Agreement."

         A number of companies utilize or are developing cell permeation or drug delivery technologies and competition for the development of drug delivery products is intense, although the Company's focus is on blood cell permeation. The Company is aware of at least one other company, Allos Therapeutics, Inc., that is engaged in early-stage research regarding a method to acutely increase the oxygen-releasing capacity of hemoglobin for treating cancer. The Company also anticipates that IHP-treated blood (which is not technically a blood replacement), will compete for use in blood transfusions with readily available products, including whole human blood or packed red blood cells, and products under development, such as blood substitutes.

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

MANUFACTURING AND MARKETING

         The Company's strategy is to enter into collaborative arrangements with pharmaceutical and other companies for the development, manufacturing and marketing of products requiring broad marketing capabilities and for overseas marketing. These collaborators are generally expected to be responsible for funding or reimbursing all or a portion of the development costs, including the costs of clinical testing necessary to obtain regulatory clearances and for commercial scale manufacturing, in exchange for exclusive or semi-exclusive rights to market specific products in particular geographic territories. To date, the Company has entered into one collaboration agreement, with Bristol-Myers Squibb, relating to Angiostatin(TM) and thalidomide analogs. However, the Company may, in the future, consider manufacturing or marketing certain products directly and to co-promote certain products if it believes it is appropriate under the circumstances. The Company has no experience in manufacturing or marketing products on a commercial scale and does not have the resources to manufacture or market by itself on a commercial scale any of its product candidates. In the event the Company decides to establish a manufacturing facility, the Company will require substantial additional funds, and will be required to hire and train significant additional personnel and comply with the extensive "good manufacturing practice" regulations applicable to such a facility.

PATENTS AND PROPRIETARY RIGHTS

     The Company's success will depend in part on its ability to obtain patent protection for its products, both in the United States and abroad. The patent position of biotechnology and pharmaceutical companies, in general, is highly uncertain and involves complex legal and factual questions.

     The intellectual property that the Company has licensed exclusively from Children's Hospital of the Harvard Medical School includes eight pending U.S. patent applications and one issued patent covering Angiostatin(TM) protein, DNA coding for the Angiostatin(TM) protein, the use of Angiostatin(TM) protein as a therapeutic agent and the use of Angiostatin(TM) protein as a diagnostic agent. Four of these patent applications have been allowed by the U.S. Patent and

Trademark Office. Included in the Children's Hospital license are five pending U.S patent applications and three issued patents covering the use of the thalidomide molecule and thalidomide analogs as an anti-angiogenic agent for the treatment of a wide variety of diseases that are caused by uncontrolled angiogenesis. These patent applications also include composition of matter coverage for certain thalidomide analogs. In addition, the Company has licensed two pending patent applications and two issued patents covering estrogenic compounds as anti-mitotic agents and anti-angiogenic compounds. The Company has also licensed two pending U.S. patent applications covering the Endostatin(TM) protein, DNA coding for the Endostatin(TM) protein, the use of Endostatin(TM) protein as a therapeutic agent and the use of Endostatin(TM) protein as a diagnostic agent. The patent applications also cover the combination of Endostatin(TM) protein and Angiostatin(TM) protein as a therapeutic composition.

         The Company has two U.S. patent applications pending and two issued patents covering the device and method for introducing substances into cells by flow electroporation. These patent applications and patents cover the electroporation chamber in the device, the overall electroporation device and the treatment of a wide variety of diseases using cells that have been treated in the electroporation device. One of the issued patents has been licensed from the Centers for Blood Research at Harvard University.

     Patent applications corresponding to the above described U.S. patent applications have been filed in Europe, Japan, Canada and other selected countries.

     The Company has registered the mark ENTREMED in the U.S. Patent and Trademark Office and has filed intent-to-use trademark applications in the U.S. Patent and Trademark Office for the marks "ANGIOSTATIN", "ENDOSTATIN" "VASCULOSTATIN", "WE'RE NOT MAKING BETTER BLOOD, WE'RE MAKING BLOOD BETTER", and "DOING WELL BY DOING GOOD".


     There can be no assurance that any future patents will be granted or that patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company. Furthermore, there can be no assurance that others will not independently develop similar products or, if patents are issued to the Company or its collaborators, will not design around such patents

     Furthermore, the enactment of the legislation implementing the General Agreement on Trade and Tariff ("GATT") has resulted in certain changes to United States patent laws that became effective on June 8, 1995. Most notably, the term of patent protection for patent applications filed on or after June 8, 1995 is no longer a period of seventeen years from the date of grant. The new term of a United States patent will commence on the date of issuance and terminate twenty years from the earliest effective filing date of the application. Because the time from filing to issuance of biotechnology patent application is often more than three years; a twenty-year term from the effective date of filing may result in a substantially shortened term of patent protection, which may adversely impact the Company's patent position if this change results in a shorter period of patent coverage. The Company's business could be adversely affected to the extent that the duration and level of the royalties it is entitled to receive from a collaborative partner is based on the existence of a valid patent.

     The Company's potential products may conflict with patents which have been or may be granted to competitors, universities or others. As the biotechnology industry expands and more and more patents are issued, the risk increases that the Company's potential products may give rise to claims that they infringe the patents of others. Such other persons could bring legal actions against the Company claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the affected products. If any such actions are successful, in addition to any potential liability for damages, the Company could be required to obtain a license to continue to manufacture or market the affected products. There can be no assurance that the Company would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, if at all. If the Company becomes involved in litigation, it could consume a substantial portion of the Company's time and resources.

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

         If clinical trials of a new product are completed successfully, the sponsor of the product may seek FDA marketing approval. If the product is regulated as a biologic, the FDA will require the submission and approval of a Biologics License Application ("BLA") before commercial marketing of the biologic. If the product is classified as a new drug, the Company must file a New Drug Application ("NDA") with the FDA and receive approval before commercial marketing of the drug. The NDA or BLA must include detailed information about the drug and its manufacture and the results of product development, preclinical studies and clinical trials. The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. NDAs and BLAs submitted to the FDA can take up to two to five years to receive approval. If questions arise during the FDA review process, approval can take more than five years. Notwithstanding the submission of relevant data, the FDA may ultimately decide that the NDA or BLA does not satisfy its regulatory criteria for approval and deny approval or require additional clinical studies. In addition, the FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and effectiveness. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.

         Thalidomide is regulated by the FDA's Center for Drug Evaluation and Research. Although not approved for sale in the U.S., thalidomide has been used as an investigational agent to treat thousands of patients for leprosy and other diseases. EntreMed has filed an IND application and started Phase II trials in macular degeneration, a leading cause of blindness, and expects that the analysis of these results, together with availability of necessary funding, could determine whether Phase III trials may be attempted. The National Cancer Institute in collaboration with EntreMed has begun Phase II trials in breast cancer, prostate cancer, brain cancer and Kaposi's sarcoma. It is expected that future cancer trials may be dependent on the results of these studies. Thalidomide must meet the standard regulatory requirements of any new drug, and successful Phase III clinical trials will be necessary to form the basis of an NDA.

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

         Angiostatin(TM) and Endostatin(TM) proteins, each a naturally occurring substance, are considered biologics and will be regulated by the FDA's Center for Biologics Evaluation and Research. As genetically engineered and endogenous proteins, Angiostatin(TM) protein and Endostatin(TM) protein will face unique and specific regulation hurdles, such as those related to the manufacture of the products and the behavior of the products in the body. The regulatory requirements for recombinant proteins have been developed for other endogenous molecules (e.g., Epogen(TM), Neupogen(TM) and interferons) and Angiostatin(TM) protein and Endostatin(TM) protein are expected to follow these established guidelines. Successful preclinical studies and Phase I, II and III trials will be necessary to form the basis for a BLA. Bristol-Myers Squibb is responsible for conducting these clinical studies with Angiostatin(TM) protein.

         The cell permeation technology, and specifically IHP-treated red blood cells, will be regulated by the FDA's Center for Biologics Evaluation and Research. In 1997, the FDA responded to a letter from EntreMed requesting a product jurisdiction determination, designating the Center for Biologics Evaluation and Research as the agency component with primary jurisdiction for the premarket review and regulation of the product. The product will be reviewed as a medical device under the premarket application ("PMA") provisions of the Federal Food, Drug and Cosmetic Act (described below). Historically, the FDA's Office of Blood

Research and Review has had the most expertise and experience in regulating blood, apheresis equipment and disposables associated with the processing of human blood. Further development for IHP-treated blood is expected to follow a similar path to that of any therapeutic biologic, with successful completion of Phase I, Phase II and Phase III trials required to precede the filing of a PMA. As the cell permeation technology requires the use of red blood cells produced from humans, the Company will be required to comply with, or to contract with suppliers that comply with, stringent regulation of blood component collection. That regulation is designed to protect both donors and recipients of blood products and involves significant record-keeping and other burdens.

         Regulation of Devices. Any device products which may be developed by the Company are likely to be regulated by the FDA as medical devices rather than drugs. In addition, as noted, the device used to insert IHP in blood cells also may be regulated as a medical device. The nature of the FDA requirements applicable to such products depends on their classification by the FDA. A device developed by the Company would be automatically classified as a Class III device, requiring pre-market approval, unless the device was substantially equivalent to an existing device that has been classified in Class I or Class II or to a pre-1976 device that has not yet been classified or the Company could convince the FDA to reclassify the device as Class I or Class II. If the Company were unable to demonstrate such substantial equivalence and unable to obtain reclassification, it would be required to undertake the costly and time-consuming process, comparable to that for new drugs, of conducting preclinical studies, obtaining an investigational device exemption to conduct clinical tests, filing a premarket approval application, and obtaining FDA approval.

         If the device were a Class I product, the "general controls" of the Federal Food, Drug, and Cosmetic Act chiefly adulteration, misbranding, and good manufacturing practice requirements would nevertheless apply. If substantial equivalence to a Class II device could be shown, the general controls plus "special controls" such as performance standards, guidelines for safety and effectiveness, and post-market surveillance would apply. While demonstrating substantial equivalence to a Class I or Class II product is not as costly or time-consuming as the pre-market approval process for Class III devices, it can in some cases also involve conducting clinical tests to demonstrate that any differences between the new device and devices already on the market do not affect safety or effectiveness. If substantial equivalence to a pre-1976 device that has not yet been classified has been shown, it is possible that the FDA would subsequently classify the device as a Class III device and call for the filing of premarket approval applications at that time. If the FDA took that step, then filing an application acceptable to the FDA would be a prerequisite to remaining on the market.

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

EMPLOYEES

         As of March 31, 1998, the Company had 50 full-time employees, of which 40 were in research and development and 10 were in management and administration. The Company intends to hire additional personnel. The Company also utilizes part-time or temporary consultants on an as-needed basis. None of the Company's employees is represented by a labor union and the Company believes its relations with its employees are satisfactory.

RISK FACTORS

         History of Losses; Accumulated Deficit and Anticipated Future Losses. To date, the Company has been engaged primarily in research and development activities and, with the exception of license fees and research and development funding under the BMS Collaboration and research grants, has not derived any revenues from operations. At December 31, 1997, the Company had an accumulated deficit of approximately $31,794,000 and significant losses have continued and are expected to continue for the foreseeable future. The Company will be required to conduct substantial research and development and clinical testing activities for all of its proposed products, which activities are expected to result in operating losses for the foreseeable future, particularly due to the extended time period before the Company expects to commercialize any products, if ever. In addition, to the extent the Company relies upon others for development and commercialization activities, the Company's ability to achieve profitability will be dependent upon the success of such third parties. There can be no assurance that the Company will be able to generate revenues from operations or achieve profitability on a sustained basis, if at all.

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

         Dependence on Bristol-Myers Squibb and Other Collaborative Partners and Licensees. The Company does not intend to conduct late-stage clinical trials, or manufacture or market any of its product candidates in the foreseeable future. The Company has granted Bristol-Myers Squibb the right to conduct development, manufacturing, commercialization and marketing activities relating to certain of the Company's antiangiogenesis technologies. Accordingly, the Company is substantially dependent on Bristol-Myers Squibb for the development, funding and commercial success of any of these product candidates. In addition, payments from Bristol-Myers Squibb may constitute a substantial portion of the Company's revenues for the next several years. The BMS Collaboration may be terminated for any reason by Bristol-Myers Squibb on six months' notice, in which event Bristol-Myers Squibb would have no further funding obligation to the Company. In the event Bristol-Myers Squibb were to terminate its agreement with the Company or otherwise fail to conduct its collaborative activities successfully and in a timely manner, the preclinical and clinical development or commercialization of the licensed antiangiogenesis product candidates would be delayed or terminated. Any such delay or termination could have a material adverse effect on the Company's business, financial condition and results of operations. The success of the BMS Collaboration will depend in part upon Bristol-Myers Squibb's own competitive, marketing and strategic considerations, including the relative advantages of alternative products being developed and marketed by Bristol-Myers Squibb and its competitors. In addition, if Bristol-Myers Squibb is unsuccessful in commercializing any product candidates, the Company's business, financial condition and results of operations would be materially adversely affected.

         The Company intends to enter into additional corporate alliances to develop and commercialize products based upon its cell permeation technology and any other technologies that may be acquired or developed by the Company. The Company expects to grant to its collaborative partners rights to commercialize any products developed under these collaborative agreements, and the Company may rely on its collaborative partners to conduct research and development efforts and clinical trials on, obtain regulatory approvals for, and manufacture and market any products licensed to these partners. The amount and timing of resources devoted to these activities generally will be controlled by each such individual partner. As the Company generally expects to retain only a royalty interest in sales or a percentage of profits of products licensed to third parties, its revenues may be less than if it retained all commercialization rights and marketed products directly. In addition, there can be no assurance that the corporate partners will not pursue alternative technologies or develop competitive products as a means for developing treatments for the diseases targeted by the Company's programs.

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

         Future Capital Needs and Commitments; Uncertainty of Additional Funding. The Company has incurred negative cash flows since inception and has expended, and expects to continue to expend, substantial funds to continue its research and development programs. The Company anticipates that its existing resources and committed funding from Bristol-Myers Squibb will be sufficient to meet the Company's planned expenditures during 1998, although there can be no assurance that the Company will not require additional funds. There can be no assurance that the results of research and development activities, progress of preclinical studies or clinical trials, changes in or terminations of relationships with strategic partners, changes in the focus, direction or costs of the Company's research and development programs, competitive and technological advances, the regulatory approval process or other factors will not result in the expenditure of the Company's resources before such time. The Company will require substantial funds in addition to existing working capital to develop its product candidates and otherwise to meet its business objective.

         The Company is a party to sponsored research agreements requiring it to fund $4,100,000 through 1999 (including $3,000,000 to Children's Hospital). Pursuant to the terms of certain license agreements, the Company is also obligated to exercise diligence in bringing potential products to market and to make certain milestone payments that, in some instances, are substantial. The Company's failure to make any required sponsored research or milestone payment could result in the termination of the relevant sponsored research or license agreement, which could have a material adverse effect on the Company.

         The Company may seek additional funding through collaborative arrangements and public or private financing, including equity financing. There can be no assurance that such collaborative arrangements or additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, dilution to stockholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research and development programs or forfeit its rights to future technologies; to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself; or to license the rights to such products on terms that are not favorable to the Company.

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

         Competition; Risk of Technological Obsolescence. The pharmaceutical biotechnology industries are intensely competitive and competition from other companies and other research and academic institutions is expected to increase. Many of these companies have substantially greater financial and research and development capabilities than the Company and have substantially greater experience in undertaking preclinical and clinical testing of products, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. The

Company is aware of other companies engaged in the development of thalidomide for various disease indications, including Celgene Corporation and Andrulis Pharmaceuticals, and a number of other companies and academic institutions are pursuing angiogenesis research and are testing other angiogenesis inhibitors. The Company's blood oxygen enhancement product candidate will also compete for certain applications with numerous other available therapeutics and with blood and blood substitute products in development by others. In addition to competing with universities and other research institutions in the development of products, technologies and processes, the Company may compete with other companies in acquiring rights to products or technologies from universities.

         Moreover, the pharmaceutical and biotechnology industries are rapidly evolving fields in which developments are expected to continue at a rapid pace. There can be no assurance that the Company will develop products that are more effective or achieve greater market acceptance than competitive products, or that the Company's competitors will not succeed in developing products and technologies that are more effective than those being developed by the Company or that would render the Company's products and technologies less competitive or obsolete.

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

         Furthermore, the enactment of the legislation implementing the General Agreement on Trade and Tariffs has resulted in certain changes to United States patent laws that became effective on June 8, 1995. Most notably, the term of patent protection for patent applications filed on or after June 8, 1995 is no longer a period of seventeen years from the date of grant. The new term of a United States patent will commence on the date of issuance and terminate twenty years from the earliest effective filing date of the application. As the time from filing to issuance of biotechnology patents is often more than three years, a twenty-year term from the effective date of filing may result in a substantially shortened term of patent protection, which may adversely impact the Company's patent position. If this change results in a shorter period of patent coverage, the Company's business could be adversely affected to the extent that the duration and level of the royalties it is entitled to receive from a collaborative partner is based on the existence of a valid patent.

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

         Dependence Upon Key Personnel and Consultants. The Company is dependent on certain of its executive officers and scientific personnel, including John W. Holaday, Ph.D., the Company's Chairman, President and Chief Executive Officer. The Company has entered into a three-year employment agreement with Dr. Holaday effective January 1, 1996. Competition for qualified employees among pharmaceutical and biotechnology companies is intense, and the loss of certain of such persons, or an inability to attract, retain and motivate additional highly skilled scientific, technical and management personnel, could materially adversely affect the Company's business and prospects. There can be no assurance that the Company will be able to retain its existing personnel or attract and retain additional qualified employees.

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

         Hazardous Materials. The Company's research and development involves the controlled use of hazardous biological, chemical and radioactive materials. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could have a material adverse effect on of the Company.

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

ITEM 2.  PROPERTIES

         The Company currently occupies an aggregate of approximately 13,500 square feet of office space (approximately 8,250 square feet of which is laboratory space) in Rockville, Maryland pursuant to two leases. One lease, representing 1,900 square feet, is on a month to month basis and the other lease expires in April 2003. The leases provide for total annual rent of approximately $227,000 during 1998, subject to specified annual increases. The Company is presently intending to lease a new facility.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a defendant in a lawsuit initiated in August 1995 in the United States District Court for the Eastern District of Tennessee by Bolling, McCool & Twist ("BMT"), a consulting firm. In the suit, BMT asserts that the Company breached an agreement between BMT and the Company by failing to pay BMT certain fees it asserts are owed under the agreement. More specifically, BMT has asserted a claim for the payment of services rendered in the approximate amount of $50,000 and seeks a success fee in an unspecified amount in connection with the BMS Collaboration. The judge in the case bifurcated the proceeding into two phases: an adjudication of whether the Company breached its agreement with BMT and then a damage phase. After a trial on the merits the jury found in favor of BMT on the breach of contract claim. However the damage phase of the trial has not been completed. Despite the jury verdict on the breach of contract claim, the Company is unable to predict with certainty the eventual outcome of the lawsuit. The Company intends to continue to contest the action vigorously and believes that this proceeding will not have a material adverse effect on the Company or on its financial condition, although there can be no assurance that this will be the case.

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

                 1996                                                                High         Low
                 ----                                                                ----         ---
                 Second Quarter (June 19, 1996 - June 30, 1996)                     16 1/4      14 7/8
                 Third Quarter (July 1, 1996 - September 30, 1996)                  18 5/8       8 7/8
                 Fourth Quarter (October 1, 1996 - December 31, 1996)               17 1/4          12

                 1997
                 ----
                 First Quarter (January 1, 1997 - March 31, 1997)                   18 1/2      12 1/4
                 Second Quarter (April 1, 1997 - June 30, 1997)                     14 3/4       8 1/2
                 Third Quarter (July 1, 1997 - September 30, 1997)                  12 3/4       8 7/8
                 Fourth Quarter (October 1, 1997 - December 31, 1997)               15 1/2       6 1/2

                 1998
                 ----
                 First Quarter (January 1, 1997 - March 19, 1998)                   15 3/4       9 3/4

         At March 19, 1998, there were approximately 350 shareholders of record, and as of that date, the Company estimates there were approximately 1,000 beneficial owners holding stock in nominee or "street" name.

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

         During the year ended December 31, 1997, the Registrant issued an aggregate of 244,170 shares of Common Stock upon the exercise of stock options and warrants for an aggregate consideration of $504,632 at exercise prices ranging from $1.50 to $9.00 per share.

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

ITEM 6.   SELECTED FINANCIAL DATA

         The following selected financial data as of December 31, 1997, and for each of the five years in the period ended December 31, 1997, are from the financial statements of EntreMed, Inc., which have been audited by Ernst & Young LLP, independent auditors. The data should be read in conjunction with the financial statements, related notes and other financial information included herein.

                                                             Year Ended December 31,
                                                            -----------------------
STATEMENTS OF OPERATIONS DATA:         1997           1996            1995           1994           1993
                                   ---------------------------------------------------------------------------
Revenues
   Collaborative research
         and development            $  4,342,369  $  4,425,000    $    347,501   $     -        $     -
   License fees                          200,000       200,000          16,667         -              -
   Grant Revenues                        215,119        -              347,001         90,185         -
Total revenues                         4,757,488     4,625,000         711,169         90,185         -

Expenses:
   Research and development            8,998,705     7,553,793       5,939,512      3,673,929       4,772,652
   General and administrative          4,915,724     3,435,501       2,458,976      1,549,705       1,552,143
   Interest expense                        1,418        27,267          65,754         -              -
   Interest income                    (2,621,630)   (1,621,729)        (44,854)       (18,993)        (85,939)

Net Loss                              (6,536,729)  $(4,769,832)    $(7,708,219)   $(5,114,456)    $(6,238,856)

Net Loss per share                      $  (0.54)     $  (0.50)       $  (1.41)      $  (1.09)       $  (1.57)

Weighted average number of
   shares outstanding                 12,158,372     9,532,671       5,485,763      4,712,776       3,980,899

Pro forma net loss per share(1)                        $ (0.46)         $(1.03)

Pro forma weighted average
      number of shares
      outstanding (1)                               10,422,781       7,485,763

BALANCE SHEET DATA:
   Cash and cash equivalents
      and short-term investments      45,245,071    52,720,829       6,885,099        218,619       2,188,665
   Working capital                    41,454,371    49,049,124       5,689,810       (332,427)      2,112,738
   Total assets                       47,838,663    54,146,339      10,146,383        843,742       3,258,995
   Deferred revenue, less
      current portion                  1,341,666     2,236,666       2,741,666         -              -
   Accumulated deficit               (31,793,532)  (25,256,803)    (20,486,971)   (12,778,752)     (7,280,210)
   Total stockholders' equity         41,953,094    47,694,191       3,601,260        292,696       2,798,982

----------
(1) Pro forma net loss per share and weighted average shares outstanding for the years ended December 31, 1995 and 1996 give effect to the automatic conversion of 3,000,000 outstanding shares of Preferred Stock into 2,000,000 shares of Common Stock on June 19, 1996, the effective date of the Company's initial public offering. See Notes 1 and 8 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. See"---Risk Factors".

OVERVIEW

         Since its inception in September 1991, the Company has devoted substantially all of its efforts and resources to sponsoring and conducting research and development on its own behalf and through collaborations with corporate partners and academic research and clinical institutions, and establishing its facilities and hiring personnel.

         With the exception of license fees and research and development funding from Bristol-Myers Squibb and certain research grants, the Company has not generated any revenue from operations. For the period from inception to December 31, 1997, the Company incurred a cumulative net loss of approximately $31,800,000. The Company has incurred additional losses since such date and expects to incur additional operating losses for the foreseeable future. In December 1995, the Company entered into the BMS Collaboration and, through December 31, 1997, had received approximately $13,405,000 in license and research and development fees and expense reimbursements and an $11,500,000 equity investment pursuant to this alliance. The Company expects that its revenue sources for at least the next several years will be limited to research grants and future collaboration payments from Bristol-Myers Squibb and from other collaborators under arrangements that may be entered into in the future. The timing and amounts of such revenues, if any, will likely fluctuate sharply and depend upon the achievement of specified milestones, and results of operations for any period may be unrelated to the results of operations for any other period. See "Business - Collaborations and License Agreements".

RESULTS OF OPERATIONS

         Years Ended December 31, 1997, 1996, and 1995.

         Revenues under collaborative research and development agreements were approximately $4,342,000, $4,425,000, and $348,000 and license fees were approximately $200,000, $200,000, and $17,000 in the years ended December 31, 1997, 1996, and 1995, respectively. The collaborative research and development fees relate to the amortization over five years of a one-time payment of $2,500,000 ($500,000, $500,000 and $42,000 recognized in 1997, 1996 and 1995, respectively); the amortization of the semi-annual payment of $1,835,000 as called for under the BMS Collaboration ($3,670,000, $3,670,000 and $306,000 recognized in 1997, 1996 and 1995, respectively); and $172,000 and $255,000 recognized in 1997 and 1996, respectively, as reimbursement for clinical studies. The license fees represent the amortization over five years of a one-time $1,000,000 license fee under the BMS Collaboration, a portion of which was paid to Children's Hospital. Approximately one month's amortization of these amounts is included in 1995 as the BMS Collaboration was entered into in December 1995 compared to twelve full months for 1997 and 1996. In addition, revenues during 1995 included grant revenues from the

World Health Organization and SBIR grants of $347,000. In 1997, there were grant revenues of approximately $215,000 from a Small Business Innovative Research program from the National Institutes of Health.

         Research and development expenses increased by 27.2% from approximately $5,940,000 in 1995 to $7,554,000 in 1996 and increased by 19.1% to approximately $8,999,000 in 1997, due primarily to increased efforts in the Company's internal and sponsored research and product development programs related to its antiangiogenesis and blood cell permeation technologies. Research and development expenditures included sponsored research payments of approximately $2,570,000, $3,461,000, and $3,700,000 and internal research and development expenses of approximately $3,370,000, $4,093,000, and $5,300,000 in 1995, 1996 and 1997, respectively.

         General and administrative expenses increased by 43.1% in 1997 to approximately $4,916,000 from $3,436,000 in 1996 and increased by 39.7% in 1996 from $2,459,000 in 1995. The 1997 and 1996 increases resulted primarily from increases in administrative costs associated with being a public company, investigating potential strategic relationships, obtaining professional services and adding administrative staff to support the research scientists and collaborative efforts the Company is conducting. Interest income increased from $45,000 to $1,622,000 in 1995 and 1996, respectively, and to $2,622,000 in
1997. The 1996 and 1997 increases are due to the Company investing in interest-bearing securities the net proceeds from the IPO and the BMS Collaboration. The Company had interest expense of approximately $66,000, $27,000, and $1,400 in 1995, 1996, and 1997, respectively, as a result of capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

         From inception through December 31, 1997, the Company financed its operations from (i) the net proceeds of private placements of equity securities which raised approximately $17,000,000, (ii) payments from Bristol-Myers Squibb, including $9,700,000 received in December 1995 (of which $6,500,000 was an equity investment), $11,535,000 received in 1996 (of which $5,000,000 was an equity investment), and $3,670,000 in 1997, (iii) various grants from the World Health Organization and Small Business Innovation Research ("SBIR") grants totaling approximately $652,000, (iv) its June 1996 Initial Public Offering ("IPO") which raised net proceeds of approximately $43,541,000 and (v) proceeds of approximately $654,000 under capital leases.

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

         At December 31, 1997, the Company had working capital of approximately $41,500,000. The Company's cash resources have been used to finance research and development, including sponsored research, capital expenditures, including leasehold improvements to the Company's laboratory facility, and general and administrative expenses. Over the next several years, the Company expects to incur substantial additional research and development costs, including costs related to early-stage research in areas not reimbursed by Bristol-Myers Squibb, preclinical and clinical trials, increased administrative expenses to support its research and development operations and increased capital expenditures for expanded research capacity, various equipment needs and facility improvements.

         At December 31, 1997, the Company was a party to sponsored research agreements requiring it to fund an aggregate of approximately $4,100,000 through 1999 (including $3,000,000 to Children's Hospital) and license agreements requiring milestone payments of up to $4,360,000 and additional payments upon attainment of regulatory milestones. In addition, the Company agreed to provide funding to Cytokine Sciences, Inc., its 85% owned subsidiary, in an aggregate amount of $1,600,000 during the first two years commencing July 2, 1996, with an additional $1,500,000 to be provided at the sole option of the Company during the third year. The Company is also a party to an office lease expiring in 2003 with total future minimum lease payments of approximately $1,227,000. See Note 11 of Notes to Financial Statements.

         At December 31, 1997, the Company had available net operating loss carryforwards of $30,224,000 to offset any future taxable income for federal tax purposes. The utilization of the loss carryforwards to reduce future income taxes will depend on the Company's ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards begin to expire in the year 2006. However, the Tax Reform Act of 1986 limits the maximum annual use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a corporation. For financial reporting purposes, a valuation allowance has been recognized to reduce the net deferred tax assets to zero due to uncertainties with respect to the Company's ability to generate taxable income in the future sufficient to realize the benefit of deferred income tax assets. See Note 7 of Notes to Financial Statements.

         The Company believes that its existing resources and committed funding from Bristol-Myers Squibb will be sufficient to meet the Company's planned expenditures during 1998, although there can be no assurance the Company will not require additional funds. The Company's working capital requirements will depend upon numerous factors, including the progress of the Company's research and development programs (which may vary as product candidates are added or abandoned), preclinical testing and clinical trials, achievement of regulatory milestones, the Company's corporate partners fulfilling their obligations to the Company, the timing and cost of seeking regulatory approvals, the level of resources that the Company devotes to the development of manufacturing, marketing and sales capabilities, if any, technological advances, the status of competitors, the ability of the Company to maintain existing and establish new collaborative arrangements with other companies to provide funding to the Company to support these activities and other factors. In any event, the Company will require substantial funds in addition to the present existing working capital to develop its product candidates and otherwise to meet its business objectives.

YEAR 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, those computer programs having time-sensitive software would recognize a date using "00" as the year 1900 rather than the year 2000.

         Based on a recent assessment, the Company determined that its accounting software will need to be updated or modified. This should be accomplished through updates from the software manufacturer. The Company does not expect any material costs associated with this modification or any disruptions to its primary operations. The Company anticipates no other year 2000 problems which are reasonably likely to have a material adverse effect on the Company's operations. There can be no assurance, however, that such problems will not arise.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. These new standards require that all items recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997. The adoption of Statement 130 will not impact the Company's consolidated financial statements.

         In June 1997, the FASB issued Statement 131, Disclosures About Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports. Statement 131 is effective for years beginning after December 15, 1997. The adoption of Statement 131 will not have a significant impact on the Company's consolidated financial statements.

INFLATION

         Management does not believe that inflation has a material impact on the Company's results of operations.

ITEM 7(a)   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         N/A.

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

(a) 1. FINANCIAL STATEMENTS - An index to Consolidated Financial Statements appears on page F-1.

    2.   Schedules

         All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

    3.   Exhibits

          3.1* Amended and Restated Certificate of Incorporation of the Registrant

          3.1(a)        Amendment to the Certificate of Incorporation

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

         10.20*         Lease between the Registrant and Red Gate III Limited
                        Partnership

         10.21*         Form of Indemnification Agreement

         10.22* Research and License Agreement, dated August 1993, between the Registrant and Innovative Therapeutics, Inc.

         10.23** Agreement between Cytokine Sciences, Inc. and Innovative Therapeutics, Inc.

         10.24*** License Agreement between Children's Hospital Medical Center Corporation and EntreMed, Inc. signed December 5, 1996 regarding Endostatin(TM) protein, An Inhibitor of Angiogenesis

         10.25*** License Agreement between Children's Hospital Medical Center Corporation and EntreMed, Inc. signed December 20, 1996 regarding Estrogenic Compounds as Anti-Mitotic Agents

         10.26 Agreement between Bristol-Myers Squibb and EntreMed, Inc. signed August 5, 1997 regarding Termination of Collaborative Research and License Agreement with Respect to Thalidomide Products

         10.27****      Amendment to the 1996 Stock Option Plan

         21             Subsidiaries of the Registrant

         23.1           Consent of Independent Auditors

         27.1           Financial Data Schedule

         27.2           Financial Data Schedule

----------------------------

* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-3536) declared effective by the Securities and Exchange Commission on June 11, 1996.

** Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1996 previously filed with the Securities and Exchange Commission.

*** Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1997 previously filed with the Securities and Exchange commission.

****     Compensatory Plan or Arrangement.

----------------------------

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three month period ended December 31, 1997.

                           ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(a)(1) and (2), (c) and (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1997

                                 ENTREMED, INC.

                              ROCKVILLE, MARYLAND

FORM 10-K - ITEM 14(a)(1) AND (2)

ENTREMED, INC. AND SUBSIDIARIES

List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements of EntreMed, Inc. and subsidiaries are included in Item 8:

Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-1
Consolidated Balance Sheets as of December 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-3
Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-5
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-6

The following consolidated financial statement schedules of EntreMed, Inc. and subsidiaries are included in Item 14(d):

None

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                       Consolidated Financial Statements

                                 EntreMed, Inc.

                  Years ended December 31, 1997, 1996 and 1995
                      with Report of Independent Auditors

                                 EntreMed, Inc.

                       Consolidated Financial Statements


                  Years ended December 31, 1997, 1996 and 1995




                                    CONTENTS

Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

                         Report of Independent Auditors

Board of Directors
EntreMed, Inc.

We have audited the accompanying consolidated balance sheets of EntreMed, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EntreMed, Inc. at December 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                            ERNST & YOUNG LLP


Atlanta, Georgia
February 5, 1998

                                 EntreMed, Inc.

                          Consolidated Balance Sheets

                                                                                    DECEMBER 31,
                                                                             1997                 1996
                                                                     --------------------------------------
 ASSETS
 Current assets:
   Cash and cash equivalents                                           $  18,232,491        $  33,051,206
   Short-term investments                                                 27,012,580           19,669,623
   Account receivable                                                         84,151                    -
   Interest receivable                                                       520,457              401,673
   Prepaid expenses and other                                                 86,095               97,962
                                                                     --------------------------------------
 Total current assets                                                     45,935,774           53,220,464

 Furniture and equipment, net                                              1,498,781              824,559

 Other assets                                                                404,108              101,316
                                                                     --------------------------------------
 Total assets                                                          $  47,838,663        $  54,146,339
                                                                     ======================================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                    $     683,201        $     600,303
   Accrued liabilities                                                     1,265,905              957,718
   Capital leases payable                                                          -              104,152
   Deferred revenue (Note 5)                                               2,532,297            2,509,167
                                                                     --------------------------------------
   Total current liabilities                                               4,481,403            4,171,340

 Deferred revenue, less current portion (Note 5)                           1,341,666            2,236,666

 Minority interest                                                            62,500               44,142

 Stockholders' equity:
   Convertible preferred stock, $1.00 par and  $1.50 liquidation value:
     5,000,000 shares authorized, none issued and outstanding at
       December 31, 1997 and 1996, respectively                                    -                    -
   Common stock, $.01 par value:
     20,000,000 shares authorized, 12,253,768 and 12,009,598
       shares issued and outstanding at December 31, 1997 and
       1996, respectively                                                    122,538              120,096
   Additional paid-in capital                                             73,624,088           72,830,898
   Accumulated deficit                                                   (31,793,532)         (25,256,803)
                                                                     --------------------------------------
 Total stockholders' equity                                               41,953,094           47,694,191
                                                                     --------------------------------------
 Total liabilities and stockholders' equity                            $  47,838,663        $  54,146,339
                                                                     ======================================



See accompanying notes.

                                 EntreMed, Inc.

                     Consolidated Statements of Operations


                                                                 YEAR ENDED DECEMBER 31,
                                                       1997               1996               1995
                                                 ------------------------------------------------------
Revenues:
  Collaborative research and development
    (Note 5)                                        $ 4,342,369        $ 4,425,000        $   347,501
  Licensing (Note 5)                                    200,000            200,000             16,667
  Grant revenues                                        215,119                  -            347,001
                                                 ------------------------------------------------------
                                                      4,757,488          4,625,000            711,169

Costs and expenses:
  Research and development                            8,998,705          7,553,793          5,939,512
  General and administrative                          4,915,724          3,435,501          2,458,976
                                                 ------------------------------------------------------
                                                     13,914,429         10,989,294          8,398,488
Interest expense                                         (1,418)           (27,267)           (65,754)
Investment income                                     2,621,630          1,621,729             44,854
                                                 ------------------------------------------------------

Net loss                                            $(6,536,729)       $(4,769,832)       $(7,708,219)
                                                 ======================================================

Net loss per share (basic and diluted)              $     (0.54)       $     (0.50)       $     (1.41)
                                                 ======================================================

Weighted average number of shares outstanding
  (basic and diluted)                                12,158,372          9,532,671          5,485,763
                                                 ======================================================

Pro forma net loss per share                                           $     (0.46)       $     (1.03)
                                                                    ===================================
Pro forma weighted average number of shares
  outstanding                                                           10,422,781          7,485,763
                                                                    ===================================




See accompanying notes.

                                 EntreMed, Inc.

                Consolidated Statements of Stockholders' Equity




                                                           COMMON STOCK                PREFERRED STOCK
                                                    ---------------------------  ------------------------------
                                                       SHARES        AMOUNT         SHARES         AMOUNT
                                                    ------------------------------------------------------------
Balance at January 1, 1995                            5,064,101    $ 50,641        3,000,000    $ 3,000,000
  Issuance of common stock for options exercised
    at $1.50 per share                                   42,663         427                -              -
  Issuance of common stock for compensation to
    directors at $6.38 per share                         12,150         121                -              -
  Sale of common stock at $6.38 per share, net of
    offering costs of approximately $180,000            710,862       7,109                -              -
  Sale of common stock in connection with research
    agreement at $12.00 per share                       541,666       5,417                               -
  Sale of common stock at $12.00 per share                5,146          51                -              -
  Net loss                                                    -           -                -              -
                                                    ------------------------------------------------------------
Balance at December 31, 1995                          6,376,588      63,766        3,000,000      3,000,000
  Issuance of common stock for options exercised
    at $1.50 to $6.38 per share                          99,677         997                -              -
  Initial public offering of 3,200,000 shares of
    common stock and private placement of 333,333
    shares at $15.00 per share, net of offering
    costs of approximately $4,459,000                 3,533,333      35,333                -              -
  Automatic conversion of preferred stock to
    common stock upon initial public offering         2,000,000      20,000       (3,000,000)    (3,000,000)
  Warrants issued for consulting services                     -           -                -              -
  Net loss                                                    -           -                -              -
                                                    ------------------------------------------------------------
Balance at December 31, 1996                         12,009,598     120,096                -              -
  Issuance of common stock for options exercised        244,170       2,442                -              -
  Warrants issued for consulting services                     -           -                -              -
  Net loss                                                    -           -                -              -
                                                    ------------------------------------------------------------
Balance at December 31, 1997                         12,253,768    $122,538                -    $         -
                                                    ============================================================



                                                    ADDITIONAL
                                                     PAID-IN        ACCUMULATED
                                                     CAPITAL          DEFICIT           TOTAL
                                                    ----------------------------------------------
Balance at January 1, 1995                          $10,020,807     $(12,778,752)    $   292,696
  Issuance of common stock for options exercised
    at $1.50 per share                                   63,573                -          64,000
  Issuance of common stock for compensation to
    directors at $6.38 per share                         77,379                -          77,500
  Sale of common stock at $6.38 per share, net of
    offering costs of approximately $180,000          4,306,382                -       4,313,491
  Sale of common stock in connection with research
    agreement at $12.00 per share                     6,494,583                -       6,500,000
  Sale of common stock at $12.00 per share               61,741                -          61,792
  Net loss                                                    -       (7,708,219)     (7,708,219)
                                                    ----------------------------------------------
Balance at December 31, 1995                         21,024,465      (20,486,971)      3,601,260
  Issuance of common stock for options exercised
    at $1.50 to $6.38 per share                         225,002                -         225,999
  Initial public offering of 3,200,000 shares of
    common stock and private placement of 333,333
    shares at $15.00 per share, net of offering
    costs of approximately $4,459,000                48,505,431                -      48,540,764
  Automatic conversion of preferred stock to
    common stock upon initial public offering         2,980,000                -               -
  Warrants issued for consulting services                96,000                -          96,000
  Net loss                                                    -       (4,769,832)     (4,769,832)
                                                    ----------------------------------------------
Balance at December 31, 1996                         72,830,898      (25,256,803)     47,694,191
  Issuance of common stock for options exercised        502,190                -         504,632
  Warrants issued for consulting services               291,000                -         291,000
  Net loss                                                    -       (6,536,729)     (6,536,729)
                                                    ----------------------------------------------
Balance at December 31, 1997                        $73,624,088     $(31,793,532)    $41,953,094
                                                    ==============================================



See accompanying notes.

                                 EntreMed, Inc.

                     Consolidated Statements of Cash Flows

                                                                       YEAR ENDED DECEMBER 31
                                                                1997            1996              1995
                                                           ----------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                   $(6,536,729)     $(4,769,832)    $(7,708,219)
 Adjustments to reconcile net loss to net cash used by
   operating activities:
     Depreciation and amortization                              336,668          190,960         201,593
     Stock and warrants issued for compensation and
       consulting expense                                       291,000           96,000          77,500
     Minority interest                                           18,358                -               -
     Changes in assets and liabilities:
       Account receivable                                       (84,151)       2,500,000      (2,500,000)
       Interest receivable                                     (118,784)        (397,657)         (4,016)
       Prepaid expenses and other                                 9,075          (98,360)              -
       Accounts payable                                          82,898          233,053        (183,796)
       Accrued liabilities                                      308,187          615,942         341,776
       Deferred revenue (Note 5)                               (871,870)        (589,999)      5,335,832
                                                           ----------------------------------------------
 Net cash used by operating activities                       (6,565,348)      (2,219,893)     (4,439,330)

 CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of short-term investments                        (32,014,130)     (34,563,369)             -
 Maturities of short-term investments                        24,671,173       14,893,746              -
 Other investments                                             (300,000)        (100,000)             -
 Purchases of furniture and equipment                        (1,010,890)        (215,027)       (210,829)
                                                           ----------------------------------------------
 Net cash used by investing activities                       (8,653,847)     (19,984,650)       (210,829)

 CASH FLOWS FROM FINANCING ACTIVITIES
 Sales of common stock                                          504,632       48,766,763      10,939,283
 Proceeds from sale lease-back                                        -                -         654,020
 Payment of lease obligation                                   (104,152)        (396,113)       (276,664)
 Repayment of note payable                                            -                -        (510,000)
 Proceeds from note payable                                           -                -         510,000
                                                           ----------------------------------------------
 Net cash provided by financing activities                      400,480       48,370,650      11,316,639

 Net increase (decrease) in cash and cash equivalents       (14,818,715)      26,166,107       6,666,480
 Cash and cash equivalents at beginning of year              33,051,206        6,885,099         218,619
                                                           ----------------------------------------------
 Cash and cash equivalents at end of year                   $18,232,491      $33,051,206    $  6,885,099
                                                           ==============================================

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND
   NONCASH INVESTMENT AND FINANCING ACTIVITIES
 Interest paid                                              $     1,418      $    27,267    $    65,754
                                                           ==============================================

 Purchase of furniture and equipment in exchange for
   minority interest                                        $         -      $    44,118    $         -
                                                           ==============================================
 Equipment purchased under capital lease                    $         -      $         -    $   122,909
                                                           ==============================================

See accompanying notes.

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1997, 1996 and 1995


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

The Company was organized in September 1991 as a Delaware Corporation and from inception through December 1995 was in the development stage. In December 1995, the Company and Bristol-Myers Squibb Company ("Bristol-Myers Squibb") entered into a collaboration to develop and commercialize certain antiangiogenesis therapeutics (see Note 5). The Company received 95%, 100% and 50% of its revenues from Bristol-Myers Squibb in 1997, 1996 and 1995, respectively, and expects this concentration to continue in future years.

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

July 1996 in exchange for 15% of the common stock of Cytokine valued at approximately $44,000. All intercompany balances and transactions have been eliminated in consolidation. Minority interest expense of $18,358 and $24 is included in general and administrative expenses for the years ended December 31, 1997 and 1996, respectively.

RESEARCH AND DEVELOPMENT

Research and development expenses consist of independent proprietary research and development costs, the costs associated with work performed under collaborative research agreements and the Company's sponsored funding of research programs performed by others. Research and development costs are expensed as incurred.

PATENT COSTS

Costs incurred in filing, prosecuting and maintaining patents are expensed as incurred. Such costs aggregated approximately $409,000, $565,000 and $454,000 in 1997, 1996 and 1995, respectively.

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

FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost and are depreciated over their expected useful lives. Depreciation is provided on a straight-line basis. Amortization associated with capitalized leases is included in depreciation expense. Furniture and equipment are summarized as follows:

                                                               DECEMBER 31
                                                          1997              1996
                                                      ------------------------------
 Furniture and equipment                                $2,211,263       $1,200,373
 Less:  accumulated depreciation                          (712,482)        (375,814)
                                                      ------------------------------
                                                        $1,498,781       $  824,559
                                                      ==============================


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

NET LOSS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements.

Pro forma net loss per common share is calculated using the weighted average number of common and common equivalent shares outstanding during 1996 and 1995 assuming the conversion of the convertible preferred stock at the beginning of each respective period. Net loss per share is based on the weighted average number of common shares outstanding.

STOCK BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS 123") sets forth accounting and reporting standards for stock based employee compensation plans (see Note 9). As permitted by SFAS 123, the Company continues to account for stock option grants in accordance with APB Opinion

                                 EntreMed, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK BASED COMPENSATION (CONTINUED)

No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, no compensation expense is recognized for stock or stock options issued to employees at fair market value. Accordingly, adoption of SFAS 123 has not affected the Company's results of operations or financial position.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. These new standards require that all items recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997. The adoption of Statement 130 will not impact the Company's consolidated financial statements.

In June 1997, the FASB issued Statement 131, Disclosures About Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports. Statement 131 is effective for periods beginning after December 15, 1997. The adoption of Statement 131 will not have a significant impact on the Company's consolidated financial statements.

                                 EntreMed, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RELATED PARTY TRANSACTIONS

During 1995, the Company borrowed approximately $510,000 from related parties, of which $162,916 was borrowed from a director of the Company, and issued to such lenders notes payable at 9% interest. Upon receipt of proceeds from a collaborative research and development agreement mentioned in Note 5, the Company paid the notes and accrued interest.

The Company receives legal services from a law firm in which a Company director is a partner. The cost of these services was negotiated on an arms length basis and amounted to $160,000 and $406,000 for the years ended December 31, 1997 and 1996, respectively.

As of December 31, 1997 and 1996, the Company maintained approximately 87% and 88%, respectively, of its cash, cash equivalents and short-term investments under the management of a registered investment advisory firm for which a Company director serves as chairman of the board. Such assets under management are maintained by a high quality, third party financial institution custodian.

The Company has an agreement with one of its directors under which the director provides consulting services. During 1997, the Company paid $180,000 under this agreement.

3. INVESTMENTS

All of the Company's investments are classified as available-for-sale and are summarized as follows:

                                                     AVAILABLE-FOR-SALE SECURITIES
                                  --------------------------------------------------------------
                                                       GROSS           GROSS         ESTIMATED
                                      AMORTIZED      UNREALIZED     UNREALIZED         FAIR
                                        COST           GAINS          LOSSES           VALUE
                                  --------------------------------------------------------------
 DECEMBER 31, 1997
 U.S. Treasury securities          $23,012,580      $     -       $      -        $23,012,580
 U.S. corporate securities           4,000,000                                      4,000,000
                                  --------------------------------------------------------------
 Total securities                  $27,012,580      $     -       $      -        $27,012,580
                                  ==============================================================

                                 EntreMed, Inc.

3. INVESTMENTS (CONTINUED)

                                                     AVAILABLE-FOR-SALE SECURITIES
                                 ----------------------------------------------------------------
                                                       GROSS           GROSS         ESTIMATED
                                      AMORTIZED      UNREALIZED     UNREALIZED         FAIR
                                        COST           GAINS          LOSSES           VALUE
                                 ----------------------------------------------------------------
 DECEMBER 31, 1996
 U.S. Treasury securities          $14,751,966      $     -       $      -        $14,751,966
 U.S. corporate securities           4,917,657            -              -          4,917,657
                                 ----------------------------------------------------------------
 Total securities                  $19,669,623      $     -       $      -        $19,669,623
                                 ================================================================

The Company had no realized gains or losses from the sale of short-term investments for the years ended December 31, 1997 and 1996. All U.S. Treasury and U.S. corporate securities have maturity dates of less than one year as of December 31, 1997 and 1996.

4. SPONSORED RESEARCH PROGRAM AGREEMENTS

The Company has entered into several agreements to sponsor external research programs. The Company's primary external research program agreement was entered into in September 1993 with the Children's Hospital in Boston, Massachusetts, an entity affiliated with Harvard Medical School ("Children's Hospital"). Under this sponsored research agreement, the Company agreed to pay Children's Hospital $11,000,000 to support research on the role of angiogenesis in pathological conditions. In accordance with the terms of this sponsored research agreement, $8,000,000 has been paid as of December 31, 1997, $1,000,000 is due on April 1, 1998 and the remainder is due in equal semi-annual payments until April 1, 1999. This sponsored research agreement gives the Company an exclusive option to negotiate an exclusive, worldwide, royalty-bearing license for any technology resulting from the research at Children's Hospital in areas covered by the agreement. Amounts due under the sponsored research agreement with Children's Hospital, which is cancelable by the Company upon six months' notice, are paid in advance every six months and are expensed as incurred as research and development costs. As of December 31, 1997, the Company's total commitments for external research programs are as follows:

 1998                                             $2,830,000
 1999                                              1,271,000
                                                 -----------
 Total commitments                                $4,101,000
                                                 ===========

                                 EntreMed, Inc.

5. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENT

In December 1995, the Company and Bristol-Myers Squibb entered into a collaboration to develop and commercialize certain antiangiogenesis therapeutics ("BMS Collaboration"). The BMS Collaboration provides for Bristol-Myers Squibb to fund the Company's research, provide milestone payments to the Company, and pay the Company royalties on net sales of any products developed under the BMS Collaboration. In return, the Company granted Bristol-Myers Squibb exclusive worldwide rights, held by the Company, to antiangiogenic applications of thalidomide, thalidomide analogs and the Angiostatin(TM) protein. In August 1997, the Company reacquired the commercial rights to thalidomide in exchange for renewing Bristol-Myers Squibb's warrant to purchase an additional $10,000,000 of the Company's common stock as described below. Bristol-Myers Squibb continues to hold the rights to thalidomide analogs.

Bristol-Myers Squibb is obligated under the BMS Collaboration to fund $18.35 million over five years for costs to be incurred by the Company related to specified research and development. The Company may receive an additional $32 million if the Company attains certain late-stage clinical development and regulatory filing milestones under the BMS Collaboration, a portion of which will be credited against royalties. In addition to this funding, Bristol-Myers Squibb has reimbursed the Company $730,000 for clinical studies and ophthalmological trials. Bristol-Myers Squibb may terminate the BMS Collaboration for any reason with six months notice, in which event Bristol-Myers Squibb would have no further funding obligation to the Company. In the event Bristol-Myers Squibb were to terminate the BMS Collaboration or otherwise fail to conduct its collaborative activities successfully and in a timely manner, the preclinical and clinical development or commercialization of the Company's licensed antiangiogenesis product candidates might be delayed or terminated.

The Company received a non-refundable, non-creditable licensing fee of $1 million in 1995 under the BMS Collaboration and an additional $2.5 million on March 31, 1996 in recognition of certain research and development efforts of the Company. These amounts were recorded as deferred revenue and are being recognized over five years, the initial term of the BMS Collaboration agreement.

                                 EntreMed, Inc.

5. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENT (CONTINUED)

Concurrent with the signing of the BMS Collaboration, the Company issued Bristol-Myers Squibb 541,666 shares of common stock for aggregate cash proceeds of $6,500,000. Bristol-Myers Squibb also purchased 333,333 shares of additional common stock of the Company at the initial public offering price of $15 per share, or a total of $5,000,000, at the time the Company completed its initial public offering in June 1996 and was granted the right to purchase an additional $10,000,000 of the Company's common stock at $22.50 per share, or 444,444 shares from the Company at any time up to June 19, 1997. This warrant was renewed and expired in November 1997.

During 1997, 1996 and 1995, the Company recognized approximately $4,542,000, $4,625,000 and $347,000 in revenue, respectively, and incurred costs of approximately $5,200,000, $4,000,000 and $500,000 related to the BMS Collaboration.

6. SALE-LEASEBACK AGREEMENT

During 1995, the Company entered into a sale-leaseback agreement which is accounted for as a capital lease. The lessor agreed to purchase the Company's equipment and also assumed and exercised the Company's purchase option on other leased equipment. The Company agreed to lease-back the equipment over an initial term of two years with annual renewal options in years three and four. The Company had the option to purchase the equipment at fair market value at the end of years two and three. In connection with this agreement, the Company granted the lessor warrants for 33,334 shares of common stock at an exercise price of $6.38 per share.

During 1997, the Company exercised its purchase option and paid approximately $263,000 for such equipment.

                                 EntreMed, Inc.

7. INCOME TAXES

The Company has net operating loss carryforwards of approximately $30,224,000 and $22,150,000 at December 31, 1997 and 1996, respectively, for income tax purposes that expire in years 2006 through 2012. The Company also has research and development tax credit carryforwards of approximately $1,719,000 and $1,330,000 as of December 31, 1997 and 1996, respectively, that expire in years 2007 through 2012. The utilization of the net operating loss and research and development carryforwards may be limited in future years due to changes in ownership of the Company pursuant to Internal Revenue Code Section 382. For financial reporting purposes, a valuation allowance has been recognized to reduce the net deferred tax assets to zero due to uncertainties with respect to the Company's ability to generate taxable income in the future sufficient to realize the benefit of deferred income tax assets.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

                                                                  1997                 1996
                                                            -------------------------------------
 Deferred income tax assets (liabilities):
   Research and development credit carryforward             $     1,719,000     $      1,330,000
   Net operating loss carryforwards                              11,485,000            8,146,000
   Deferred revenues                                                918,000            1,073,000
   Other                                                            529,000              371,000
   Depreciation                                                      (4,000)             (17,000)
   Valuation allowance for deferred income tax assets
                                                                (14,647,000)         (10,903,000)
                                                            -------------------------------------
 Net deferred income tax assets                             $             -     $              -
                                                            =====================================

                                 EntreMed, Inc.

7. INCOME TAXES (CONTINUED)

A reconciliation of the provision for income taxes to the federal statutory rate is as follows:

                                              1997                1996               1995
                                           -----------------------------------------------------
 Tax benefit at statutory rate              $(2,484,000)        $(1,813,000)       $(2,621,000)
 Tax credits                                   (389,000)            (90,000)          (120,000)
 Non-qualified stock options                   (883,000)                  -                  -
 Other                                           12,000              12,000             11,000
 Valuation allowance                          3,744,000           1,891,000          2,730,000
                                           -----------------------------------------------------
                                            $         -         $         -        $         -
                                           =====================================================

8. CONVERTIBLE PREFERRED STOCK

The preferred stock had certain preferential rights in the event of liquidation or dissolution of the Company but did not have any preferences in regard to voting rights or dividend distributions. The preferred stock was automatically converted into the Company's common stock upon the effective date of the Company's initial public offering of the Company's common stock.

9. STOCK OPTIONS AND WARRANTS

In 1992 and 1996, the Company adopted incentive and nonqualified stock option plans whereby 1,750,000 shares of the Company's common stock were reserved for grants to various executive, scientific and administrative personnel of the Company as well as outside directors and consultants, of which 155,859 shares remain available for grant as of December 31, 1997. These options vest over periods varying from vesting immediately through vesting over four years and generally expire 10 years from the date of grant.

                                 EntreMed, Inc.

9. STOCK OPTIONS AND WARRANTS (CONTINUED)

Pro forma information regarding net income and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method subsequent to December 31, 1994. Because FASB Statement No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 5.97%, 6.36% and 5.96%; no dividend yields; volatility factors of the expected market price of the Company's common stock of 0.80,
0.65 and 0.65; and a weighted-average expected life of an option of 7 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options and warrants granted to employees are amortized to expense over the vesting period. The weighted average fair value per option granted in 1997, 1996 and 1995 was $7.90, $9.73 and $4.62, respectively. The weighted average fair value per warrant granted to employees during 1997 and 1995 was $13.00 and $4.38, respectively. The Company's pro forma information follows:

                                         1997                   1996                       1995
                                ------------------------------------------------------------------
 Pro forma net loss              $(9,493,464)              $(6,965,172)              $(8,758,895)
 Pro forma loss per share        $     (0.78)              $     (0.71)              $     (1.20)

                                 EntreMed, Inc.

9. STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of the Company's stock options and warrants granted to employees, and related information for the years ended December 31 follows:

                                                      NUMBER OF      EXERCISE PRICE
                                                       OPTIONS         PER SHARE
                                                   ---------------------------------
 Outstanding at January 1, 1995                       1,170,689      $1.50 - $6.38
   Exercised                                            (42,663)         $1.50
   Granted                                              436,343      $6.00 - $12.00
                                                   -------------
 Outstanding at December 31, 1995                     1,564,369      $1.50 - $12.00
   Exercised                                            (99,677)     $1.50 - $6.38
   Granted                                           1,188,364       $9.00 - $16.25
   Cancelled                                           (73,112)          $6.38
                                                   -------------
 Outstanding at December 31, 1996                     2,579,944      $1.50 - $16.25
   Exercised                                           (235,836)     $1.50 - $9.00
   Granted                                             761,575       $ 9.38 - $15.00
   Cancelled                                            (5,734)          $14.00
                                                   -------------
 Outstanding at December 31, 1997                     3,099,949      $1.50 - $16.25
                                                   =============
 Exercisable at December 31, 1997                     2,182,061      $1.50 - $16.25
                                                   =============


The following summarizes information about stock options and warrants granted to employees outstanding at December 31, 1997:

                                      OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                     ------------------------------------------------      -------------------------------
                                          WEIGHTED
                                           AVERAGE           WEIGHTED                            WEIGHTED
                         NUMBER           REMAINING           AVERAGE             NUMBER          AVERAGE
     RANGE OF          OUTSTANDING       CONTRACTUAL         EXERCISE          EXERCISABLE       EXERCISE
  EXERCISE PRICES      AT 12/31/97      LIFE IN YEARS          PRICE           AT 12/31/97         PRICE
-------------------  --------------  ------------------  ----------------   -----------------  --------------
      $1.50               637,184           4.7               $ 1.50               630,505         $ 1.50
    $6 - $6.375         1,062,537           7.5               $ 6.31               899,419         $ 6.30
    $9 - $16.25         1,400,228           9.3               $12.05               652,137         $12.89
                     --------------                                         -----------------
                        3,099,949           7.8               $ 7.92             2,182,061         $ 6.88
                     ==============                                         =================

                                 EntreMed, Inc.

9. STOCK OPTIONS AND WARRANTS (CONTINUED)

The Company also granted 50,000 and 83,334 options to purchase common stock at $6.38 and $6.00 per share during 1995 and 1993, respectively, to Children's Hospital in connection with a sponsored research agreement (see Note 4). These options are not covered by the incentive and nonqualified stock option plan and are included in the table below.

The Company also has granted warrants to consultants and certain third parties. Warrants granted generally expire after 10 years from the date of grant. Stock warrant activity to non-employees is as follows:

                                                     NUMBER OF       EXERCISE PRICE PER
                                                      WARRANTS              SHARE
                                                   --------------------------------------
 Outstanding at January 1, 1995                         127,982      $6.00 - $7.65
   Granted                                              139,354          $6.38
                                                   --------------
 Outstanding at December 31, 1995                       267,336      $6.00 - $7.65
   Granted                                               10,000          $14.00
                                                   --------------
 Outstanding at December 31, 1996                       277,336      $6.00 - $14.00
   Granted                                              100,000          $13.00
   Exercised                                             (8,334)          $6.00
                                                   --------------
 Outstanding at December 31, 1997                       369,002      $1.50 - $14.00
                                                   ==============
 Exercisable at December 31, 1997                       332,335      $1.50 - $13.00
                                                   ==============


The Company also granted warrants to Bristol-Myers Squibb in connection with the BMS Collaboration described in Note 5 and which expired in November 1997.

10. FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and account receivable. As of December 31, 1997 and 1996, the Company maintained approximately 87% and 88%, respectively, of its cash, cash equivalents and short-term investments (short-duration, high quality debt securities) under the management of a registered investment advisory firm for which a Company director serves as chairman of the board. Such assets under management are maintained by a high credit quality, third party financial institution custodian.

                                 EntreMed, Inc.

10. FINANCIAL INSTRUMENTS (CONTINUED)

The carrying amounts reported in the balance sheet for cash and cash equivalents, short-term investments, account receivable and accounts payable approximate their fair values.

11. COMMITMENTS AND CONTINGENCIES

The Company is a defendant in a lawsuit initiated in August 1995 in the United States District Court for the Eastern District of Tennessee by Bolling, McCool & Twist ("BMT"), a consulting firm. In the suit, BMT asserts that the Company breached an agreement between BMT and the Company by failing to pay BMT certain fees it asserts are owed under the agreement. More specifically, BMT has asserted a claim for the payment of services rendered in the approximate amount of $50,000 and seeks a success fee in an unspecified amount in connection with the BMS Collaboration. The judge in the case bifurcated the proceeding into two phases: an adjudication of whether the Company breached its agreement with BMT and then a damage phase. After a trial on the merits the jury found in favor of BMT on the breach of contract claim. However the damage phase of the trial has not been completed. Despite the jury verdict on the breach of contract claim, the Company is unable to predict with certainty the eventual outcome of the lawsuit. The Company intends to continue to contest the action vigorously and believes that this proceeding will not have a material adverse effect on the Company or its financial statements, although there can be no assurance this will be the case.

In May 1994, the Company entered into two license agreements, whereby the Company acquired the exclusive, worldwide, royalty-bearing licenses to make, use, and sell AngiostatinTM, thalidomide (see Note 5) and thalidomide analogs, all inhibitors of angiogenesis developed by Children's Hospital. In consideration for receiving the rights, the Company must pay a royalty on any sublicensing fees, as defined in the agreements, to Children's Hospital. The Company is also required to pay certain amounts upon the attainment of certain milestones. The milestone payments aggregate $2,650,000, of which $290,000 has been paid to date, and are based upon license fees and achievement of regulatory approvals.

                                 EntreMed, Inc.

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

In addition, in 1996, the Company entered into two license agreements with Children's Hospital for the exclusive, worldwide, royalty-bearing licenses to make, use and sell Endostatin(TM) and 2-Methoxyestradiol, both inhibitors of angiogenesis. In consideration for receiving the rights, the Company must pay a royalty on any sublicensing fees, as defined in the agreements, to Children's Hospital. Each agreement obligates the Company to pay up to $1,000,000 "upon the attainment of certain milestones." As of December 31, 1997, no payments were due under these agreements.

These license agreements require the Company to pay Children's Hospital a specified percentage of the royalty income received on the first $100 million in net sales of the licensed products, and an increased percentage thereafter, with a minimum payment based on a percentage of net sales of the licensed products by any sublicensees.

The Company leases its primary facilities through March 31, 2003. The lease agreement provides for escalation of the lease payments over the term of the lease, however, rent expense is recognized under the straight-line method. Additionally, the Company leases office equipment under an operating lease. The future minimum payments under its facilities and equipment leases as of December 31, 1997 are as follows:

 1998                                          $     237,800
 1999                                                243,900
 2000                                                250,200
 2001                                                256,700
 Thereafter                                          238,200
                                               --------------
 Total minimum payments                        $   1,226,800
                                               ==============

Rental expense for the years ended December 31, 1997, 1996 and 1995 was $241,000, $226,000 and $210,000, respectively.

12. EMPLOYEE RETIREMENT PLAN

The Company sponsors the EntreMed, Inc. 401(k) Plan and Trust. The plan covers substantially all employees and enables participants to contribute a portion of salary and wages on a tax-deferred basis.

                                 EntreMed, Inc.

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for the years ended December 31, 1997 and 1996 is as follows:

                                                                   QUARTER ENDED
                                          MARCH 31          JUNE 30           SEPTEMBER 30          DECEMBER 31
                                      -----------------------------------------------------------------------------
1997
Revenues                                $  1,092,500     $  1,092,500          $   1,241,040       $    1,331,448
Research and development costs             2,418,835        1,743,560              2,825,840            2,010,470
General and administrative expenses          749,660        1,219,501                882,078            2,064,485
Net loss                                  (1,423,507)      (1,180,443)            (1,820,963)          (2,111,816)
Net loss per share                      $      (0.12)    $      (0.10)         $       (0.15)      $        (0.17)

1996
Revenues                                $  1,092,500     $  1,092,500          $   1,092,500       $    1,347,500
Research and development costs             2,063,270        1,246,045              2,429,696            1,814,782
General and administrative expenses          771,411          472,224                721,022            1,470,844
Net loss                                  (1,675,407)        (464,938)            (1,379,087)          (1,250,400)
Net loss per share                      $      (0.23)    $      (0.06)         $       (0.11)      $        (0.10)

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ENTREMED, INC.

                  By:     /s/ John W. Holday, Ph.D.
                          -----------------------------------------------
                          John W. Holaday, Ph.D., Chairman of the
                          Board, President and Chief Executive Officer


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

        SIGNATURE                                        TITLE                                  DATE
        ---------                                        -----                                  ----
/s/ John W. Holaday, Ph. D.                    Chairman of the Board and                      3/31/98
---------------------------                     Chief Executive Officer
John W. Holaday, Ph. D.                      (principal executive officer)


/s/ R. Nelson Campbell                          Chief Financial Officer                       3/31/98
----------------------                         (principal financial and
R. Nelson Campbell                                accounting officer)


/s/ John C. Thomas, Jr.                          Secretary/Treasurer                          3/31/98
-----------------------
John C. Thomas, Jr.


/s/ Donald S. Brooks                                  Director                                3/31/98
--------------------------
Donald S. Brooks

/s/Samuel R. Dunlap, Jr.                              Director                                3/31/98
------------------------
Samuel R. Dunlap, Jr.


/s/Mark C. M. Randall                                 Director                                3/31/98
---------------------
Mark C. M. Randall


/s/Lee F. Meier                                       Director                                3/31/98
---------------
Lee F. Meier


/s/Wendell M. Starke                                  Director                                3/31/98
--------------------
Wendell M. Starke