Form 10-K405/A
period 1997-12-31
ENTREMED INC
filed 1998-04-30
CIK 895051

                                   FORM 10-K/A

         [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997; or

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
         ______________.


                          Commission file number 0-20713

                                 ENTREMED, INC.
             (Exact name of Registrant as specified in its charter)

DELAWARE                                                             58-1959440
(State or other jurisdiction of                              (I. R. S. Employer
incorporation or organization)                              Identification No.)

      9610 Medical Center Drive; Rockville, Maryland 20850; (301) 217-9858
              (Address, including zip code, and telephone number,
        including area code, of Registrant's principal executive offices)

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
Title of each class                                      on which registered
-------------------                                      -------------------
Common                                                                NASDAQ

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title and Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. Yes [X] No [ ]

         The aggregate market value of voting stock held by non-affiliates of the Registrant, as of April 27, 1998, was approximately $130,561,500 (based upon the closing price for shares of the Registrant's Common Stock as reported by the NASDAQ Market for the last trading date prior to that date).

         The number of shares outstanding of the Registrant's Common Stock as of April 27, 1998 was 12,399,788.

                                 ENTREMED, INC.



PART III.

Item 10.          Directors and Executive Officers of the Registrant...........................................3

Item 11.          Executive Compensation.......................................................................6

Item 12.          Security Ownership of Certain Beneficial Owners and Management..............................10

Item 13.          Certain Relationships and Related Transactions..............................................12

Signatures        ............................................................................................13

Part III to Registrant's Form 10-K for the year ended December 31, 1997 is amended and restated as follows:

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names, ages and positions of the executive officers and directors of the Company:

NAME                                      AGE           POSITION
----                                      ---           --------
John W. Holaday, Ph.D. (1)                52            Chairman of the Board, President, Chief Executive Officer
                                                        and Director

Edward R. Gubish, Ph.D.                   49            Senior Vice President, Research and Development

R. Nelson Campbell                        33            Chief Financial Officer

John C. Thomas, Jr.                       44            Secretary/Treasurer

Donald S. Brooks (2)                      62            Director

Samuel R. Dunlap, Jr. (1)(2)              48            Executive Advisor and Director

Lee F. Meier (2)(3)                       50            Director

Mark C.M. Randall (3)                     35            Director

Wendell M. Starke (1)                     55            Director


-----------

(1) Member of Executive Committee; (2) Member of Compensation Committee;
(3) Member of Audit Committee


         John W. Holaday, Ph.D. is a co-founder of the Company and has served as its President and Chief Executive Officer and a director since August 1992 and its Chairman of the Board since November 1995. Prior thereto, from May 1989 to August 1992, he was a co-founder of Medicis Pharmaceutical Corp. where he served as Scientific Director, Senior Vice President for Research and Development and director. Dr. Holaday also serves as a director for CytImmune Sciences, Inc., a privately held research diagnostics company. From 1968 to 1989, he served at the Walter Reed Army Institute of Research, where he founded the Neuropharmacology Branch in 1980. He serves as an officer and fellow in several biomedical societies and has authored and edited numerous scientific articles in journals and books. His current academic positions include

Associate Professor of Anesthesiology and Critical Care Medicine and Senior Lecturer in Medicine at The Johns Hopkins University of Medicine, Baltimore, Maryland; Adjunct Professor of Pharmacology and Psychiatry at the Uniformed Services University School of Medicine, Bethesda, Maryland; and Clinical Assistant Professor of Surgery at the University of Connecticut Health Center, Farmington, Connecticut.

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

         R. Nelson Campbell has served as Chief Financial Officer since January 1997. From November 1991 to June 1996, Mr. Campbell was employed by OsteoArthritis Sciences, Inc., a venture capital financed drug discovery company where he was a co-founder and served as Vice President of Business Development and Treasurer. From 1986 to 1991, he was with the international investment banking firms of Merrill Lynch Capital Markets, Nomura Securities International and lastly Daiwa America Securities, Inc., where he was engaged in corporate finance and merger transactions.

         John C. Thomas, Jr. has served as Secretary/Treasurer since January 1997 and served part-time as Chief Financial Officer of the Company from its inception in September 1991 until January 1997. Mr. Thomas has also served as the Chief Financial Officer of several other companies, including MEDigital, Inc., a private medical technology company since August 1996, Credit Depot Corporation, a public company engaged in loan financing (from August 1990 to March 1993 and from January 1995 until April 1996), Tapistron International, Inc., a public company engaged in the development of technology for the textile industry (from August 1991 until July 1995), and Sealite Sciences, a private biotechnology company (from June 1991 to March 1993). Mr. Thomas is a certified public accountant.

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

         Lee F. Meier has been a director of the Company since July 1997. Mr. Meier has over twenty years of experience in the equipment financing industry. He has been affiliated with US Leasing Corporation, The Chemical Bank of New York and Steiner Financial Corporation, a privately held, tax motivated lessor. Since 1984 Mr. Meier has served as founder and managing director of Meier Mitchell & Company, an investment banking firm specializing in providing innovative debt and lease financing products. Meier Mitchell & Company targets clients in the biotechnology and electronics industries and has arranged or provided well over $1 billion in financing to both private and public companies in these sectors.

         Mark C.M. Randall has been a director of the Company since April 1996. Since 1985, Mr. Randall has been associated with Sarasin International Securities Limited, London, England, a wholly-owned subsidiary of Bank Sarasin & Cie, a private bank based in Switzerland, where he has been Director since 1994.

         Wendell M. Starke has been a director of the Company since April 1994. Mr. Starke is a Chartered Financial Analyst and a Chartered Investment Counselor. Mr. Starke was President of INVESCO Capital Management, Inc. from 1979 to 1991. In 1992, he became Chairman of INVESCO, Inc., the parent company of INVESCO Capital Management and other INVESCO money management subsidiaries in the United States. Mr. Starke also serves as a member of the Board and as Global Chief Investment Officer of AMVESCAP, PLC. the London-based parent company of the worldwide INVESCO organization.

         The Company's Board of Directors is divided into three classes, as nearly equal in number as reasonably possible. Messrs. Brooks and Meier serve in a class whose terms expire at the Company's 1998 Annual Meeting; Messrs. Dunlap and Randall serve in a class whose terms expire at the Company's 1999 Annual Meeting; and Messrs. Holaday and Starke serve in a class whose terms expire at the Company's 2000 Annual Meeting.

ITEM 11. EXECUTIVE COMPENSATION

         The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company to the Chief Executive Officer and to executive officers whose annual compensation exceeded $100,000 for fiscal 1997 (collectively, the "named executive officers") for services during the fiscal years ended December 31, 1997, 1996 and 1995.

                                                                                                 LONG TERM
                                                               ANNUAL COMPENSATION              COMPENSATION
                                                                                                   AWARDS
                                                                                                 SECURITIES
                                                                                                 UNDERLYING          ALL OTHER
                                                              SALARY           BONUS            OPTIONS/SARs       COMPENSATION
NAME AND PRINCIPAL POSITION                YEAR                ($)              ($)                (NO.)                ($)
John W. Holaday, Ph.D.                     1997               275,000               -              260,000           18,883(1)
     Chairman, President and               1996               250,000          80,000              105,000           18,221(1)
     Chief Executive Officer               1995               200,000         100,000              270,001           18,369(1)


Edward R. Gubish, Ph.D.                    1997               165,000          50,000              100,000           6,332(2)
     Vice President, Regulatory            1996               140,000          42,000               75,000           5,670(2)
     and Clinical Development              1995               126,600          10,750               70,000           5,818(2)

R. Nelson Campbell                         1997               133,718          25,000               50,000           1,301(2)
     Chief Financial Officer               1996                     -               -                    -               -
                                           1995                     -               -                    -               -

Leo Einck, Ph.D.                           1997               105,105               -                    -           6,332(2)
     Vice President,                       1996               100,100          21,500               20,000           5,670(2)
     Extramural Programs                   1995                91,000          10,750               10,000           5,818(2)

John C. Thomas, Jr.                        1997               120,000          25,000               50,000               -
     Secretary/Treasurer                   1996                96,880          21,500               38,000               -
                                           1995                48,220           3,170                6,667           5,818(2)


(1) $12,551 of such amount represents the premiums paid by the Company with respect to a split-dollar life insurance policy on the life of Dr. Holaday. Premiums paid by the Company on such policy are treated as non-interest bearing advances to the insured for the policy. The initial proceeds of any death benefit are required to be used to repay the indebtedness, and the balance of the insurance proceeds are payable as designated by the insured. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements". The remaining amount represents group health insurance premiums paid on behalf of such officer.

(2) Includes group health insurance premiums paid on behalf of such officer.

         The following table sets forth certain information with respect to individual grants of stock options and warrants made during the fiscal year ended December 31, 1997 to each of the named executive officers.

                     OPTION/SARS GRANTS IN LAST FISCAL YEAR

                                                                                                        POTENTIAL REALIZABLE
                                NUMBER OF                                                              VALUE AT ASSUMED ANNUAL
                               SECURITIES       % OF TOTAL                                               RATES OF STOCK PRICE
                               UNDERLYING      OPTIONS/SARs                                            APPRECIATION FOR OPTION
                                 OPTIONS/       GRANTED TO         EXERCISE OF                                 TERM(1)
                                   SARs        EMPLOYEES IN        BASE PRICE        EXPIRATION
NAME                            GRANTED        FISCAL YEAR           ($/sh)             DATE            5% ($)           10% ($)
John W. Holaday, Ph.D.             10,000          1.16%             12.00            07/01/07          195,467          311,249
                                  250,000         29.02%             10.00            11/20/07        4,072,238        6,484,355
Edward R. Gubish, Ph.D.           100,000         11.61%             10.00            11/20/07        1,628,895        2,593,742

R. Nelson Campbell                 50,000          5.80%             10.00            11/20/07          814,448        1,296,871

Leo Einck, Ph.D.                        -            -                   -                   -                -                -

John C. Thomas, Jr.                50,000          5.80%             10.00            11/20/07          814,448        1,296,871


(1) Calculated by multiplying the exercise price by the annual appreciation rate shown (as prescribed by S.E.C. rules and compounded for the term of the options), subtracting the exercise price per share and multiplying the gain per share by the number of shares covered by the options. These amounts are not intended to forecast possible future appreciation, if any, of the price of the Company's Shares. The actual value realized upon exercise of the options to purchase Company Shares will depend on the fair market value of the Company's Shares on the date of exercise.

         The following table sets forth information concerning all option holdings for the fiscal year ended December 31, 1997 for each of the named executive officers. None of the named executive officers exercised options during 1997.

              AGGREGATED OPTION/SARs EXERCISES IN LAST FISCAL YEAR
                             AND FY-END OPTION/VALUE

                                       NUMBER OF UNEXERCISED           VALUE OF UNEXERCISED
                                       SECURITIES UNDERLYING           IN-THE-MONEY OPTIONS
                                         OPTIONS AT FY-END                AT FY-END($)
NAME                                EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE
John W. Holaday, Ph.D.                    437,502/116,667               2,200,320/350,002
Edward R. Gubish, Ph.D.                   149,166/135,834                 510,622/244,379
R. Nelson Campbell                          50,000/75,000                   20,313/60,938
Leo Einck, Ph.D.                            70,000/33,334                 320,000/122,504
John C. Thomas, Jr.                        149,835/56,500                1,031,576/60,938


(1) Calculated by multiplying the number of unexercised options outstanding at December 31, 1997 by the difference between the fair market value of the Company's Shares at December 31, 1997 ($11.625) and the option exercise price.


             EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
                         CHANGE-IN-CONTROL ARRANGEMENTS

         In April 1996, effective as of January 1, 1996, the Company entered into a three-year employment agreement with John W. Holaday, Ph. D., Chairman and Chief Executive Officer of the Company. The agreement provides for an annual base salary of $250,000 per year. The Company may terminate the agreement without cause and, upon such termination, Dr. Holaday will be entitled to receive his base salary through the end of the initial term of the agreement (subject to an offset for salary received from subsequent employment). The agreement contains confidentiality and non-competition provisions.

         The Company maintains a $2,000,000 split-dollar life insurance policy on the life of Dr. Holaday at an annual cost of approximately $12,551. Premiums paid by the Company on such policy are treated as non-interest bearing advances to the insured for the policy. The initial proceeds of any death benefit are required to be used to repay the indebtedness, and the balance of the insurance proceeds are payable as designated by the insured.

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

         Based solely on the Company's review of such forms furnished to the Company and written representation from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors and greater than 10% beneficial owners were complied with.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 27, 1998 (except as otherwise footnoted below), certain information concerning stock ownership of all persons known by the Company to own beneficially more than 5% of the Shares, each director or director nominee, each executive officer named under "Executive Compensation" and all directors and executive officers of the Company as a group.


                                                              AMONG AND NATURE OF         PERCENTAGE OF
   NAME OF STOCKHOLDER(1)                                   BENEFICIAL OWNERSHIP(1)     OUTSTANDING CLASS
John W. Holaday, Ph.D.                                           1,144,734   (2)             9.01%
Carl R. Alving, M. D.                                              635,235   (3)             5.12%
Donald S. Brooks                                                    51,001   (4)               *
R. Nelson Campbell                                                  50,000   (5)               *
Bart Chernow, M. D.                                                689,917   (6)             5.56%
Samuel R. Dunlap, Jr.                                              410,235   (7)             3.30%
Edward R. Gubish, Ph. D.                                           150,166   (8)             1.20%
Lee F. Meier                                                        50,334   (9)               *
Mark C. M. Randall                                                  56,667  (10)               *
Wendell M. Starke                                                  292,336  (11)             2.36%
John C. Thomas, Jr.                                                151,667  (12)             1.22%
Bristol-Myers Squibb Company                                       874,999                   7.06%
    P. O. Box 4000
    Princeton, New Jersey 08543
D. H. Blair Investment Banking Corp.                             1,000,000  (13)             8.06%
    44 Wall Street
    New York, New York 10005
All executive officers and directors of the                      2,357,141  (14)            18.11%
    Company as a group (10 persons)


*Less than 1%

(1) Beneficial ownership is defined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally means the power to vote and/or to dispose of the securities regardless of any economic interest therein.

(2) Includes 437,502 shares issuable upon exercise of options and warrants which are exercisable within 60 days and 126,666 shares held by a limited partnership of which Dr. Holaday is the general partner. Does not include 304,167 shares issuable upon exercise of options not exercisable within 60 days.

(3) Includes 15,002 shares issuable upon exercise of options which are exercisable within 60 days.

(4) Includes 51,001 shares issuable upon exercise of options which are exercisable within 60 days.

(5) Consists of 50,000 shares issuable upon exercise of options which are exercisable within 60 days. Does not include 75,000 shares issuable upon exercise of options not exercisable within 60 days.

(6) Includes 21,002 shares issuable upon exercise of options which are exercisable within 60 days.

(7) Includes 409,334 shares issuable upon exercise of options and warrants which are exercisable within 60 days. Does not include 33,334 shares issuable upon exercise of options not exercisable within 60 days.

(8) Includes 149,166 shares issuable upon exercise of options which are exercisable within 60 days. Does not include 135,834 shares issuable upon exercise of options not exercisable within 60 days.

(9) Includes 17,000 shares issuable upon exercise of options which are exercisable within 60 days and 33,334 shares issuable upon exercise of warrants which are exercisable within 60 days held by an entity the general partner of which is an entity in which Mr. Meier serves as Managing Director.

(10) Includes 56,667 shares issuable upon exercise of options which are exercisable within 60 days. Does not include 13,334 shares issuable upon exercise of options not exercisable within 60 days.

(11) Includes 102,551 shares issuable upon exercise of options and warrants which are exercisable within 60 days. Does not include 40,761 shares owned by various family members of Mr. Starke, as to which Mr. Starke disclaims beneficial ownership.

(12) Includes 149,835 shares issuable upon exercise of options and warrants which are exercisable within 60 days. Does not include 56,500 shares issuable upon exercise of options not exercisable within 60 days.

(13) Based on a Form 13-G filed by Mr. J. Morton Davis and D. H. Blair Investment Banking Corp. ("Blair") filed on February 3, 1998. Excludes 21,600 shares held by Mrs. Rosalind Davidowitz, Mr. Davis' wife, which Mr. Davis disclaims beneficial ownership. Mr. Davis is deemed to beneficially own the 1,000,000 shares held by D. H. Blair Investment Banking Corporation. Also excludes an aggregate of 528,240 shares owned by Steve Gorlin and June Gorlin, Mr. Gorlin's former wife, which are pledged to Blair and J. Morton Davis to secure obligations owed by Mr. Gorlin to Blair. Such shares may be voted by Mr. Gorlin until such time as a default occurs under the Gorlin Pledge or the underlying obligation.

(14) Includes 1,452,824 shares issuable upon exercise of options and warrants which are exercisable within 60 days. Does not include 618,169 shares issuable upon exercise of options not exercisable within 60 days.


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

         Leon E. Rosenberg, M.D., a director of the Company until March 3, 1998, was the Senior Vice President, Scientific Affairs of Bristol-Myers Squibb Company. In December 1995, the Company and Bristol-Myers Squibb entered into a collaboration to develop and commercialize certain antiangiogenesis therapeutics. Pursuant to this collaboration, Bristol-Myers Squibb paid to the Company during fiscal 1997 an aggregate of approximately $3,670,000 in research funding and reimbursements for certain clinical trials and certain research and development and know-how.

         Donald S. Brooks, a director of the Company, is of counsel to the law firm Carella, Byrne, Bain, Gilfillan, Cecchi, Stewart & Olstein, which provides certain legal services to the Company. During fiscal 1997, the Company paid legal fees to Carella, Byrne, Bain, Gilfillan, Cecchi, Stewart & Olstein approximately $160,000, respectively.

         Wendell M. Starke, a director of the Company, is the Chairman of INVESCO, Inc. and serves as a member of the Board and Global Chief Investment Officer of AMVESCAP, the London-based parent company of the worldwide INVESCO organization. During fiscal 1997, the Company paid approximately $101,000 in 1997 for investment advisory services.

         In April 1995, the Company entered into a sale/leaseback transaction with respect to certain of its equipment with MMC/GATX Partnership No. 1 ("MMC/GATX"). The general partner of MMC/GATX is Meier Mitchell & Company, an entity in which Lee F. Meier, a director nominee, is the founder and Managing Director. During fiscal 1997, the Company paid lease payments to MMC/GATX in the amount of approximately $148,000 and in 1997 purchased the leased equipment for a total of $263,000.

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

          SIGNATURE                                         TITLE                                  DATE
          ---------                                         -----                                  ----
/s/ John W. Holaday                               Chairman of the Board and                   April 30, 1998
-----------------------------                      Chief Executive Officer
   John W. Holaday, Ph. D.                      (principal executive officer)

/s/ R. Nelson Campbell                             Chief Financial Officer                    April 30, 1998
-----------------------------                     (principal financial and
     R. Nelson Campbell                              accounting officer)

/s/ John C. Thomas, Jr.                              Secretary/Treasurer                      April 30, 1998
-----------------------------
  John C. Thomas, Jr.


/s/ Donald S. Brooks                                      Director                            April 30, 1998
-----------------------------
Donald S. Brooks


/s/ Samuel R. Dunlap, Jr.                                 Director                            April 30, 1998
-----------------------------
Samuel R. Dunlap, Jr.


/s/ Lee F. Meier                                          Director                            April 30, 1998
-----------------------------
Lee F. Meier


/s/ Mark C. M. Randall                                    Director                            April 30, 1998
-----------------------------
Mark C. M. Randall


/s/ Wendell M. Starke                                     Director                            April 30, 1998
-----------------------------
Wendell M. Starke