Form 10-Q
period 1998-03-31
ENTREMED INC
filed 1998-05-15
CIK 895051

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20459

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    -----------.

                         Commission file number 0-20713
                                                -------

                                 ENTREMED, INC.
                                 -------------
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

YES         NO   X
    ------     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

            Class                                          Outstanding at May 5, 1998
-----------------------------                              --------------------------
Common Stock $.01 Par Value                                         12,428,188

                                 ENTREMED, INC.


                               Table of Contents

PART I.   FINANCIAL INFORMATION                                            PAGE
                                                                           ----
Item 1 -- Financial Statements

Consolidated Balance Sheets
as of March 31, 1998 and December 31, 1997                                  3

Consolidated Statements of
Operations for the Three Months Ended
March 31, 1998 and 1997                                                     4

Consolidated Statements of Cash
Flows for the Three Months Ended March 31, 1998
and 1997                                                                    5

Notes to Consolidated Financial
Statements                                                                  6

Item 2 --  Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                                       8

Part II.  OTHER INFORMATION

Item 1 --  Legal Proceedings                                               10

Item 2 --  Changes in Securities                                           10

Item 3 --  Defaults upon Senior Securities                                 10

Item 4 --  Submission of Matters to Vote of
           Security Holders                                                10

Item 5 --  Other Information                                               10

Item 6 --  Exhibits and Reports on Form 8-K                                10

SIGNATURES                                                                 11

                                 ENTREMED, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                  March 31,                December 31,
                                                                    1998                      1997
                                                             ------------------       ------------------
                                                                (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                   $      26,508,916        $      18,232,491
  Short term investments                                             14,860,556               27,012,580
  Interest receivable                                                   406,011                  520,457
  Accounts receivable                                                   289,971                   84,151
  Prepaid expenses                                                       34,733                   86,095
                                                              -----------------        -----------------
Total current assets                                                 42,100,187               45,935,774

Furniture and equipment, net                                          1,458,539                1,498,781

Other assets                                                            404,127                  404,108
                                                              -----------------        -----------------
    Total assets                                              $      43,962,853        $      47,838,663
                                                              =================        =================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $       1,010,856        $         683,201
  Accrued liabilities                                                   918,923                1,265,905
  Deferred revenue                                                    1,673,131                2,532,297
                                                              -----------------        -----------------
Total current liabilities                                             3,602,910                4,481,403

Deferred revenue, less current portion                                1,108,333                1,341,666

Minority interest                                                        76,885                   62,500

Stockholders' equity:
  Convertible preferred stock, $1.00 par and $1.50
   Liquidation value:
    5,000,000 shares authorized, none issued and
    outstanding at March 31, 1998 (unaudited)
    and December 31, 1997                                                 -                         -
  Common stock, $.01 par value:
   20,000,000 shares authorized, 12,372,104 (unaudited)
   and 12,253,768 shares issued and outstanding at
   March 31, 1998 and December 31, 1997, respectively                   123,721                  122,538
  Additional paid-in capital                                         73,956,662               73,624,088
  Accumulated deficit                                               (34,905,658)             (31,793,532)
                                                              -----------------        -----------------
Total stockholders' equity                                           39,174,725               41,953,094
                                                              -----------------        -----------------
    Total liabilities and stockholders' equity                $      43,962,853        $      47,838,663
                                                              =================        =================



    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                Three Months Ended
                                                                                     March 31,
                                                                             1998                  1997
                                                                      ------------------------------------
Revenues:
   Collaborative research and development                               $     1,042,500    $     1,042,500
   Licensing                                                                     50,000             50,000
   Grant revenues                                                                62,471               -
                                                                      -----------------    ---------------

Total revenues                                                                1,154,971          1,092,500
                                                                      -----------------    ---------------


Expenses:
   Research & development                                                     3,499,431          2,418,835
   General & administrative                                                   1,305,890            746,706
                                                                      -----------------    ---------------
                                                                              4,805,321          3,165,541

Interest expense                                                                     -              (1,418)
Investment income                                                               538,224            650,952
                                                                      -----------------    ---------------

Net loss                                                              $      (3,112,126)   $    (1,423,507)
                                                                      =================    ===============

Net loss per share (basic and diluted)                                $          ( 0.25)   $         (0.12)
                                                                      =================    ===============

Weighted average number of shares
    outstanding (basic and diluted)                                          12,300,943         12,044,203
                                                                      =================    ===============

    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                                 1998               1997
                                                                        ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $    (3,112,126)   $    (1,423,507)
Adjustments to reconcile net loss to net cash
   used by operating activities:
   Depreciation                                                                 185,525             61,709
   Minority Interest                                                             14,385             (2,954)
   Changes in assets and liabilities:
     Accounts receivable                                                       (205,820)              -
     Interest receivable                                                        114,446             36,948
     Prepaid expenses and other                                                  51,343             56,726
     Accounts payable                                                           327,655           (103,335)
     Accrued liabilities                                                       (346,982)           182,067
     Deferred revenue                                                        (1,092,499)        (1,092,500)
                                                                        ----------------   ----------------
    Net cash used by operating activities                                    (4,064,073)        (2,284,846)
                                                                        ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of short-term investments                                         23,100,974              -
Purchases of short-term investments                                         (10,948,950)           (48,894)
Other investments                                                                   -             (300,000)
Purchases of furniture & equipment                                             (145,283)          (116,042)
                                                                        ---------------    ----------------
    Net cash provided (used) by investing activities                         12,006,741           (464,936)
                                                                        ---------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of lease obligation                                                         -             (104,152)
Sales of common stock                                                           333,757            177,650
                                                                        ---------------    ---------------
    Net cash provided by financing activities                                   333,757             73,498
                                                                        ---------------    ---------------

Net increase (decrease) in cash and cash equivalents                          8,276,425         (2,676,284)
Cash and cash equivalents at beginning of period                             18,232,491         33,051,206
                                                                        ---------------    ---------------
Cash and cash equivalents at end of period                              $    26,508,916    $    30,374,922
                                                                        ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  AND NONCASH INVESTMENT AND FINANCING ACTIVITIES
  Interest paid                                                         $            -     $         1,418
                                                                        ===============    ===============


    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1998 (UNAUDITED)

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the Company's audited financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

2.       NET LOSS PER SHARE

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128"). Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements

3.       COMPREHENSIVE INCOME

         In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("Statement 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted Statement 130 in 1998 and has not presented a statement of comprehensive income because the effect of the components of comprehensive income is not material to its consolidated financial statements.

4.       CONTINGENCIES

         The Company is a defendant in a lawsuit initiated in August 1995 in the United States District Court for the Eastern District of Tennessee by Bolling, McCool & Twist ("BMT"), a consulting firm. In the suit, BMT asserts that the Company breached an agreement between BMT and the Company by failing to pay BMT certain fees it asserts are owed under the agreement. More specifically, BMT has asserted a claim for the payment of services rendered in the approximate amount of $50,000 and seeks a success fee in an unspecified amount in connection with the
         BMS Collaboration.   The judge in the case bifurcated the proceeding
         into two phases: an adjudication of whether the Company breached its agreement with BMT and then a has been phase. After a trial on the merits the jury found in favor of BMT on the breach of contract claim. A trial to determine damages had been scheduled for April 14, 1998. However, on April 6, 1998, the court issued an Order pursuant to which damages were limited to those arising during the term of the Agreement, which terminated on November 1, 1995. Damages for this period amount to approximately $50,000 plus a possible charge for interest. BMT has filed a motion for reconsideration of the Order of the Court and the damage portion of the trial has been adjourned pending the Court's decision on the motion. Despite the jury verdict on the breach of contract claim and the court's limitation with respect to damages, the Company is unable to predict with certainty the eventual outcome of the lawsuit. The Company intends to continue to contest the action vigorously and believes that this proceeding will not have a material adverse effect on the Company or on its financial condition, although there can be no assurance that this will be the case.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

           Since its inception in September 1991, the Company has devoted substantially all of its efforts and resources to sponsoring and conducting research and development on its own behalf and through collaborations with corporate partners and academic research and clinical institutions, and establishing its facilities and hiring personnel. In December 1995, the Company entered into a collaboration agreement with Bristol-Myers Squibb Company ("BMS") in which BMS made an equity investment in the Company and agreed to pay certain research and development fees and expenses, license fees, milestone payments, and royalties on net sales, if any. Through March 31, 1998, with the exception of license fees and research and development funding from BMS as well as certain research grants, the Company had not generated any revenue from operations. The Company anticipates its revenue sources for the next several years will be limited to research grants and future collaboration payments from BMS and from other collaborators under arrangements that may be entered into in the future. The timing and amounts of such revenues, if any, will likely fluctuate and depend upon the achievement of specified milestones.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and March 31, 1997

           Revenues increased approximately 6% from $1,092,500 for the three months ended March 31, 1997 ("1997 Three Months") to $1,154,971 for the three months ended March 31, 1998 ("1998 Three Months"). This increase is due to grant revenue earned under a Small Business Innovative Research program from the National Institutes of Health which was awarded to the Company in May 1997. There were no grant revenues during the 1997 Three Months. The BMS collaborative research and development fees relate to the amortization over five years of a one-time payment of $2,500,000 received in December 1995 and the amortization of semi-annual payments of $1,835,000 under the BMS collaboration agreement. The license fee represents the amortization over five years of a one-time $1,000,000 license fee received in December 1995 under the BMS collaboration agreement.

           Research and development expenses increased by approximately 45% from $2,419,000 in the 1997 Three Months to approximately $3,500,000 in the 1998 Three Months. Research and development expenditures include sponsored research payments to academic collaborators, including a $1,000,000 payment to Children's Hospital in both 1998 and 1997 Three Months; and expenses related to the Company's internal research programs. The increase in research and development costs reflects increased efforts in the Company's internal and sponsored research and product development programs related to its antiangiogenesis and blood cell permeation technologies. Overall, research personnel increased from 23 as of March 31, 1997 to 40 as of March 31, 1998. Research and development expenses are expected to continue to increase as the Company continues to expand its research and development efforts.

           General and administrative expenses increased from approximately $747,000 in the 1997 Three Months to approximately $1,306,000 in the 1998 Three Months, a 75% increase. The 1998 Three Months increase resulted primarily from the increase in administrative costs associated with adding administrative staff to support the research scientists and collaborative efforts the Company is conducting, investigating potential strategic relationships, and obtaining professional services. Interest income decreased approximately 17% from approximately $651,000 in 1997 to approximately $538,000 in 1998. This decrease in interest income is due to the reduction of the Company's cash and short term investments as such working capital components are used to fund the Company's operations.

Liquidity and Capital Resources

           At March 31, 1998, the Company had cash and cash equivalents of approximately $26,509,000 and short-term investments of approximately $14,861,000 with working capital of approximately $38,497,000, primarily representing the net proceeds of the Company's initial public offering and concurrent private placement with BMS in June 1996 together with funds received under the BMS agreement entered into in December 1995.

           The Company's cash resources have been used to finance research and development, including sponsored research, capital expenditures, including leasehold improvements to the Company's laboratory facility, and general and administrative expenses. Over the next several years, the Company expects to incur substantial additional research and development costs, including costs related to early-stage research in areas not reimbursed by Bristol-Myers Squibb Company, preclinical and clinical trials, increased administrative expenses to support its research and development operations and increased capital expenditures for various equipment needs and facility improvements.

           The Company is a party to sponsored research agreements and clinical trials requiring the Company to fund an aggregate of approximately $3,400,000 through 1999 (including $2,000,000 to Children's Hospital) and license agreements requiring milestone payments of up to $4,360,000 and additional payments upon attainment of regulatory milestones.

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


-----------------------------

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

PART II.   OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

           This information as set forth in Note 4 of "Notes to Consolidated Financial Statements" appearing in Item 1 of Part I of this report is incorporated herein by reference.


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

Item 6.    EXHIBIT AND REPORTS ON FORM 8-K

           (a) The following exhibits are filed with this report:

           21        Subsidiaries of the Registrant
           27.1      Financial Data Schedule

           (b) No reports on Form 8-K were filed by Registrant during the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 ENTREMED, INC.
                                                  (Registrant)


Date:  May 15, 1998                            /s/ John W. Holaday
                                        ----------------------------------
                                              John W. Holaday, Ph.D.
                                        President and Chief Executive Officer




Date:  May 15, 1998                            /s/ R. Nelson Campbell
                                        ----------------------------------
                                                 R. Nelson Campbell
                                                Chief Financial Officer