Form 10-Q
period 1998-06-30
ENTREMED INC
filed 1998-08-12
CIK 895051

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20459

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

YES        NO    X
   -------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

       Class                                    Outstanding at August 5, 1998
---------------------------                     -----------------------------
Common Stock $.01 Par Value                              12,972,578

                                ENTREMED, INC.


                              Table of Contents

PART I.   FINANCIAL INFORMATION                               PAGE
                                                              ----
Item 1 -- Financial Statements

Consolidated Balance Sheets
as of June 30, 1998 and December 31, 1997                       3

Consolidated Statements of
Operations for the Three Months Ended
June 30, 1998 and 1997, and the Six Months
Ended June 30, 1998 and 1997                                    4

Consolidated Statements of Cash
Flows for the Six Months Ended June 30, 1998
and 1997                                                        5

Notes to Consolidated Financial
Statements                                                      6

Item 2 -- Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                            8

Part II.  OTHER INFORMATION

Item 1 -- Legal Proceedings                                    10

Item 2 -- Changes in Securities                                10

Item 3 -- Defaults upon Senior Securities                      10

Item 4 -- Submission of Matters to Vote of
          Security Holders                                     10

Item 5 -- Other Information                                    11

Item 6 -- Exhibits and Reports on Form 8-K                     11

SIGNATURES                                                     12

                                 ENTREMED, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       June 30,                        December 31,
                                                                         1998                              1997
                                                                ---------------------          --------------------
ASSETS                                                               (unaudited)
Current assets:
   Cash and cash equivalents                                    $          31,314,834          $         18,232,491
   Short term investments                                                  10,803,630                    27,012,580
   Interest receivable                                                        383,426                       520,457
   Accounts receivable                                                        340,037                        84,151
   Prepaid expenses                                                               246                        86,095
                                                                ---------------------          --------------------
Total current assets                                                       42,842,173                    45,935,774

Furniture and equipment, net                                                1,448,933                     1,498,781

Other assets                                                                  404,233                       404,108
                                                                ---------------------          --------------------
      Total assets                                              $          44,695,339          $         47,838,663
                                                                =====================          ====================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                             $             718,483          $            683,201
   Accrued liabilities                                                        828,746                     1,265,905
   Deferred revenue                                                         2,590,630                     2,532,297
                                                                ---------------------          --------------------
Total current liabilities                                                   4,137,859                     4,481,403

Deferred revenue, less current portion                                        933,333                     1,341,666

Minority interest                                                              84,484                        62,500

Stockholders' equity:
   Convertible preferred stock, $1.00 par and $1.50
    Liquidation value:
     5,000,000 shares authorized, none issued and
     outstanding at June 30, 1998 (unaudited)
     and December 31, 1997                                                -                              -
   Common stock, $.01 par value:
    20,000,000 shares authorized, 12,955,613 (unaudited)
    and 12,253,768 shares issued and outstanding at
    June 30, 1998 and December 31, 1997, respectively                         129,556                       122,538
   Additional paid-in capital                                              76,128,396                    73,624,088
   Accumulated deficit                                                    (36,718,289)                  (31,793,532)
                                                                ---------------------          --------------------
Total stockholders' equity                                                 39,539,663                    41,953,094
                                                                ---------------------          --------------------
      Total liabilities and stockholders' equity                $          44,695,339          $         47,838,663
                                                                =====================          ====================



    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      Three Months Ended                Six months ended
                                                           June 30,                         June 30,
                                                     1998            1997             1998             1997
                                                 ----------------------------     -----------------------------
Revenues:
    Collaborative research and development       $ 1,042,500      $ 1,042,500     $ 2,085,000      $  2,085,000
    Licensing                                         50,000           50,000         100,000           100,000
    Grant revenues                                    72,985           -              135,456           -
                                                 -----------      -----------     -----------      ------------

Total revenues                                     1,165,485        1,092,500       2,320,456         2,185,000
                                                 -----------      -----------     -----------      ------------


Expenses:
    Research & development                         2,345,299        1,743,560       5,844,730         4,162,395
    General & administrative                       1,221,010        1,215,310       2,526,900         1,962,016
                                                 -----------      -----------     -----------      ------------
                                                   3,566,309        2,958,870       8,371,630         6,124,411

Interest expense                                      -                -               -                 (1,418)
Interest income                                      588,193          685,877       1,126,417         1,336,829
                                                 -----------      -----------     -----------      ------------

Net loss                                         $(1,812,631)     $(1,180,493)    $(4,924,757)     $ (2,604,000)
                                                 ===========      ===========     ===========      ============

Net loss per share (basic and diluted)           $     (0.15)     $     (0.10)    $     (0.40)     $      (0.22)
                                                 ===========      ===========     ===========      ============
Weighted average number of shares
      outstanding                                 12,437,363       12,134,490      12,369,153        12,089,347
                                                 ===========      ===========     ===========      ============


    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Six Months Ended
                                                                          June 30,
                                                                 1998                  1997
                                                            -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $ (4,924,757)          $ (2,604,000)
Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation                                                 371,375                129,101
    Warrants issued for consulting services                        -                    291,000
    Minority Interest                                             21,984                (7,145)
    Changes in assets and liabilities:
       Accounts receivable                                      (255,886)                 -
       Interest receivable                                       137,031                (64,366)
       Prepaid expenses and other                                 85,724                (89,896)
       Accounts payable                                           35,282                156,247
       Accrued liabilities                                      (437,159)              (437,257)
       Deferred revenue                                         (350,000)              (349,999)
                                                            ------------           ------------
      Net cash used by operating activities                   (5,316,406)            (2,976,315)
                                                            ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of short-term investments                          31,954,030              9,874,723
Purchases of short-term investments                          (15,745,080)           (10,129,600)
Other investments                                                  -                   (300,000)
Purchases of furniture & equipment                              (321,527)              (413,741)
                                                            ------------           ------------
      Net cash provided (used) by investing activities        15,887,423               (968,618)
                                                            ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of lease obligation                                        -                   (104,152)
Proceeds from option and warrant exercise                      2,511,326                383,306
                                                            ------------           ------------
      Net cash provided by financing activities                2,511,326                279,154
                                                            ------------           ------------

Net increase (decrease) in cash and cash equivalents          13,082,343             (3,665,779)
Cash and cash equivalents at beginning of period              18,232,491             33,051,206
                                                            ------------           ------------
Cash and cash equivalents at end of period                  $ 31,314,834           $ 29,385,427
                                                            ============           ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   AND NONCASH INVESTMENT AND FINANCING ACTIVITIES
   Interest paid                                            $      -               $      1,418
                                                            ============           ============



    The accompanying notes are an integral part of the financial statements.

                                ENTREMED, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1998 (UNAUDITED)

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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the Company's audited financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

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

4.    CONTINGENCIES

      The Company is a defendant in a lawsuit initiated in August 1995 in the United States District Court for the Eastern District of Tennessee by Bolling, McCool & Twist ("BMT"), a consulting firm. In the suit, BMT asserts that the Company breached an agreement between BMT and the Company by failing to pay BMT certain fees it asserts are owed under the agreement. More specifically, BMT has asserted a claim for the payment of services rendered in the approximate amount of $50,000 and seeks a success fee in an unspecified amount in connection with the BMS Collaboration. The judge in the case bifurcated the proceeding into two phases: an adjudication of whether the Company breached its agreement with BMT and then a damage phase. After a trial on the merits the jury found in favor of BMT on the breach of contract claim. A trial to determine damages had been scheduled for April 14, 1998. However, on April 6, 1998, the court issued an Order pursuant to which damages were limited to those arising during the term of the Agreement, which terminated on November 1, 1995. Damages for this period amount to approximately $50,000 plus a possible charge for interest. A motion for reconsideration filed by BMT was denied and the damage portion of the trial has been rescheduled for September 2, 1998. Despite the jury verdict on the breach of contract claim and the court's limitation with respect to damages, the Company is unable to predict with certainty the eventual outcome of the lawsuit. The Company intends to continue to contest the action vigorously and believes that this proceeding will not have a material adverse effect on the Company or on its financial condition, although there can be no assurance that this will be the case.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

        Since its inception in September 1991, the Company has devoted substantially all of its efforts and resources to sponsoring and conducting research and development on its own behalf and through collaborations with corporate partners and academic research and clinical institutions, and establishing its facilities and hiring personnel. In December 1995, the Company entered into a collaboration agreement with Bristol-Myers Squibb Company ("BMS") in which BMS made an equity investment in the Company and agreed to pay certain research and development fees and expenses, license fees, milestone payments, and royalties on net sales, if any. Through June 30, 1998, with the exception of license fees and research and development funding from BMS as well as certain research grants, the Company had not generated any revenue from operations. The Company anticipates its revenue sources for the next several years will be limited to research grants and future collaboration payments from BMS and from other collaborators under arrangements that may be entered into in the future. The timing and amounts of such revenues, if any, will likely fluctuate and depend upon the achievement of specified milestones.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1998 and June 30, 1997

        Revenues increased approximately 7% from approximately $1,093,000 for the three months ended June 30, 1997 ("1997 Three Months") to approximately $1,165,000 for the three months ended June 30, 1998 ("1998 Three Months"). For the six months ended June 30, 1998 ("1998 Six Months"), revenues were approximately $2,320,000 as compared to $2,185,000 the six months ended June 30, 1997 ("1997 Six Months"), a 6% increase. These increases are due to grant revenue earned under a Small Business Innovative Research program from the National Institutes of Health which was awarded to the Company in May 1997. There were no grant revenues during the 1997 Three Months or the 1997 Six Months. The BMS collaborative research and development fees relate to the amortization over five years of a one-time payment of $2,500,000 received in December 1995 and the amortization of semi-annual payments of $1,835,000 under the BMS collaboration agreement. The license fee represents the amortization over five years of a one-time $1,000,000 license fee received in December 1995 under the BMS collaboration agreement.

        Research and development expenses increased by approximately 35% from approximately $1,744,000 in the 1997 Three Months to approximately $2,345,000 in the 1998 Three Months and by approximately 40% from approximately $4,162,000 in the 1997 Six Months to approximately $5,845,000 in the 1998 Six Months. Research and development expenditures include sponsored research payments to academic collaborators, including a $1,000,000 payment to Children's Hospital in both 1998 and 1997; and expenses related to the Company's internal research programs. The increase in research and development costs reflects increased efforts in the Company's internal and sponsored research and product development programs related to its antiangiogenesis and blood cell permeation technologies. Overall, research personnel increased from 32 as of June 30, 1997 to 42 as of June 30, 1998. Research and development expenses are expected to continue to increase as the Company continues to expand its research and development efforts.

        General and administrative expenses increased less than 1% from approximately $1,215,000 in the 1997 Three Months to approximately $1,221,000 in the 1998 Three Months. For the 1998 Six Months general and administration expenses were approximately $2,527,000 as compared to approximately $1,962,000 for the 1997 Six Months, a 29% increase. The overall increase in general and administrative expenses during the 1998 periods compared to comparable periods of 1997 resulted primarily from the increase in administrative costs associated with adding administrative staff to support the research scientists and collaborative efforts the Company is conducting, investigating potential strategic relationships, and obtaining professional services. Interest income decreased approximately 14% from approximately $686,000 in the 1997 Three Months to approximately $588,000 in the 1998 Three Months and decreased approximately 16% from approximately $1,337,000 in the 1997 Six Months to approximately $1,126,000 in the 1998 Six Months. This overall decrease in interest income during the 1998 periods compared to comparable periods of 1997 is due to the reduction of the Company's cash and short term investments as such working capital components are used to fund the Company's operations.

Liquidity and Capital Resources

        At June 30, 1998, the Company had cash and cash equivalents of approximately $31,315,000 and short-term investments of approximately $10,804,000 with working capital of approximately $38,704,000, primarily representing the net proceeds of the Company's initial public offering and concurrent private placement with BMS in June 1996 together with funds received under the BMS agreement entered into in December 1995.

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

        The Company is a party to sponsored research agreements and clinical trials requiring the Company to fund an aggregate of approximately $3,700,000 through 1999 (including $2,000,000 to Children's Hospital) and license agreements requiring milestone payments of up to $4,360,000 and additional payments upon attainment of regulatory milestones.

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

(a) The Company's annual meeting of stockholders was held on June 25, 1998 ("Annual Meeting").

(b)     Not applicable.

(c) At the Annual Meeting, the stockholders considered and approved the following proposals:

        (i) Election of Directors. The following sets forth the nominees who were elected directors of the Company for the term expiring in the year indicated as well as the number of votes cast for, against or withheld:

Term
(Year                                                   Votes
Expires)       Name                        For         Against    Withheld
--------       ----                        ---         -------    --------
2001           Donald S. Brooks         9,209,624       89,299         -

2001           Lee F. Meier             9,265,708       33,215         -

1999           Jerry Finkelstein        9,265,608       33,315         -

        (ii) Amendment to Certificate of Incorporation. At the Annual Meeting, the stockholders approved a proposal to increase the number of shares of the Company's Common Stock, par value $.01 per share, authorized for issuance by the Company from 20 million to 35 million. This proposal received 9,117,006 votes in favor, 152,186 votes against and 29,731 abstentions.

        (iii) Amendments to Stock Option Plan. At the Annual Meeting the stockholders approved and ratified an amendment to the 1996 Stock Option Plan ("Plan") to increase the number of shares of Common Stock available for option grants from 1,266,667 to 1,750,000. This proposal received 8,692,664 votes in favor, 382,520 votes against and 41,711 abstentions. In addition, 182,028 shares were not voted.

        (iv) Ratification of Appointment of Ernst & Young LLP. At the Annual Meeting, stockholders ratified the selection of Ernst & Young LLP as the independent auditors. The proposal received 9,253,287 votes in favor, 33,328 votes against, and 12,308 abstentions.

Item 5. OTHER INFORMATION

        If the Registrant does not receive notice at its principal executive offices on or before April 7, 1999 of a stockholder proposal for consideration at the annual meeting of stockholders to be held in 1999, the proxies named by the Registrant's Board of Directors with respect to the meeting shall have discretionary voting authority with respect to such proposal.

Item 6. EXHIBIT AND REPORTS ON FORM 8-K

        (a) The following exhibits are filed with this report:

        27.1   Financial Data Schedule

        (b) No reports on Form 8-K were filed by Registrant during the quarter ended June 30, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ENTREMED, INC.
                                             (Registrant)


Date:  August 12, 1998                      /s/ John W. Holaday
                                     -------------------------------------
                                            John W. Holaday, Ph.D.
                                     President and Chief Executive Officer




Date:  August 12, 1998                     /s/ R. Nelson Campbell
                                     -------------------------------------
                                             R. Nelson Campbell
                                           Chief Financial Officer