Form 10-Q
period 1998-09-30
ENTREMED INC
filed 1998-10-30
CIK 895051

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20459

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

YES         NO   X
   -----       -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

             Class                               Outstanding at October 26, 1998
----------------------------                     -------------------------------
Common Stock $.01 Par Value                                12,970,589

                                 ENTREMED, INC.


                                Table of Contents

PART I. FINANCIAL INFORMATION                                               PAGE
                                                                            ----
Item 1 -- Financial Statements

Consolidated Balance Sheets
as of September 30, 1998 and December 31, 1997                               3

Consolidated Statements of
Operations for the Three Months Ended
September 30, 1998 and 1997, and the Nine Months
Ended September 30, 1998 and 1997                                            4

Consolidated Statements of Cash
Flows for the Nine Months Ended September 30, 1998
and 1997                                                                     5

Notes to Consolidated Financial
Statements                                                                   6

Item 2 --  Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                                        8

Part II.  OTHER INFORMATION

Item 1 --  Legal Proceedings                                                11

Item 2 --  Changes in Securities                                            11

Item 3 --  Defaults upon Senior Securities                                  11

Item 4 --  Submission of Matters to Vote of
           Security Holders                                                 11

Item 5 --  Other Information                                                11

Item 6 --  Exhibits and Reports on Form 8-K                                 11

SIGNATURES                                                                  12

                                 ENTREMED, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                   September 30,              December 31,
                                                                        1998                     1997
                                                               -------------------       -------------------
ASSETS                                                            (unaudited)
Current assets:
  Cash and cash equivalents                                     $       34,351,922        $       18,232,491
  Short term investments                                                 3,834,646                27,012,580
  Interest receivable                                                      291,657                   520,457
  Accounts receivable                                                       66,974                    84,151
  Prepaid expenses and other                                               195,920                    86,095
                                                                ------------------        ------------------
Total current assets                                                    38,741,119                45,935,774

Furniture and equipment, net                                             1,606,224                 1,498,781

Other assets                                                               652,957                   404,108
                                                                ------------------        ------------------
     Total assets                                               $       41,000,300        $       47,838,663
                                                                ==================        ==================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $        1,092,294        $          683,201
  Accrued liabilities                                                      916,773                 1,265,905
  Deferred revenue                                                       1,748,131                 2,532,297
                                                                ------------------        ------------------
Total current liabilities                                                3,757,198                 4,481,403

Deferred revenue, less current portion                                     758,333                 1,341,666

Minority interest                                                           67,401                    62,500

Stockholders' equity:
  Convertible preferred stock, $1.00 par and $1.50
   Liquidation value:
   5,000,000 shares authorized, none issued and
   outstanding at September 30, 1998 (unaudited)
   and December 31, 1997                                                     -                         -
  Common stock, $.01 par value:
   35,000,000 shares authorized, 12,970,339 (unaudited)
   and 12,253,768 shares issued and outstanding at
   September 30, 1998 and December 31, 1997, respectively                  129,703                   122,538
  Additional paid-in capital                                            76,965,263                73,624,088
  Accumulated deficit                                                  (40,677,598)              (31,793,532)
                                                                ------------------        ------------------
Total stockholders' equity                                              36,417,368                41,953,094
                                                                ------------------        ------------------
     Total liabilities and stockholders' equity                 $       41,000,300        $       47,838,663
                                                                ==================        ==================


    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Three Months Ended                Nine Months Ended
                                                             September 30,                    September 30,
                                                       1998                 1997         1998               1997
                                                 -------------------------------     ---------------------------
Revenues:
  Collaborative research and development         $   1,042,500    $    1,042,500    $   3,127,500  $   3,127,500
  Licensing                                             50,000            50,000          150,000        150,000
  Grant revenues                                       241,262           148,540          376,718        148,540
  Other revenues                                         9,675               -              9,675            -
                                                 -------------    --------------    -------------  -------------

Total revenues                                       1,343,437         1,241,040        3,663,893      3,426,040
                                                 -------------    --------------    -------------  -------------


Expenses:
  Research & development                             4,481,485         2,825,840       10,326,215      6,988,235
  General & administrative                           1,380,387           900,129        3,907,287      2,862,145
                                                 -------------    --------------    -------------  -------------
                                                     5,861,872         3,725,969       14,233,502      9,850,380

Interest expense                                         -                  -                -            (1,418)
Interest income                                        559,126           663,966        1,685,543      2,000,795
                                                 -------------    --------------    -------------  -------------

Net loss                                         $  (3,959,309)   $   (1,820,963)   $  (8,884,066) $  (4,424,963)
                                                 ==============   ===============   ============== ==============

Net loss per share (basic and diluted)           $       (0.31)   $        (0.15)   $       (0.71) $       (0.36)
                                                 ==============   ===============   ============== ==============

Weighted average number of shares
  outstanding                                       12,934,183        12,219,288       12,557,496     12,132,660
                                                 ==============   ===============   ============== ==============






    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                 1998                1997
                                                                           ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                       $(8,884,066)    $    (4,424,963)
Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation                                                                   559,760             227,624
    Warrants issued for consulting services                                            -               291,000
    Minority Interest                                                                4,901              10,906
    Changes in assets and liabilities:
      Accounts receivable                                                           17,177             (28,586)
      Interest receivable                                                          228,800              70,781
      Prepaid expenses and other                                                  (108,674)            (40,998)
      Accounts payable                                                             409,093            (103,943)
      Accrued liabilities                                                         (349,132)           (540,540)
      Deferred revenue                                                          (1,367,499)         (1,442,500)
                                                                           ----------------    ----------------
    Net cash used by operating activities                                       (9,489,640)         (5,981,219)
                                                                           ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of short-term investments                                            42,757,660          14,874,723
Purchases of short-term investments                                            (19,579,726)        (15,216,950)
Other investments                                                                 (250,000)           (300,000)
Purchases of furniture & equipment                                                (667,203)           (845,747)
                                                                           ---------------     ----------------
    Net cash provided (used) by investing activities                            22,260,731          (1,487,974)
                                                                           ---------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of lease obligation                                                             -             (104,152)
Proceeds from option and warrant exercise                                        3,348,340             468,631
                                                                           ---------------     ---------------
    Net cash provided by financing activities                                    3,348,340             364,479
                                                                           ---------------     ---------------

Net increase (decrease) in cash and cash equivalents                            16,119,431          (7,104,714)
Cash and cash equivalents at beginning of period                                18,232,491          33,051,206
                                                                           ---------------     ---------------
Cash and cash equivalents at end of period                                 $    34,351,922     $    25,946,492
                                                                           ===============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                            $            -      $         1,418
                                                                           ===============     ===============


    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1998 (UNAUDITED)

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the Company's audited financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

2.       NET LOSS PER SHARE

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128"). Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

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

4.       CONTINGENCIES

         The Company is a defendant in a lawsuit initiated in August 1995 in the United States District Court for the Eastern District of Tennessee by Bolling, McCool & Twist ("BMT"), a consulting firm. In the suit, BMT asserts that the Company breached an agreement between BMT and the Company by failing to pay BMT certain fees it asserts are owed under the agreement. More specifically, BMT has asserted a claim for the payment of services rendered in the approximate amount of $50,000 and seeks a success fee in an unspecified amount in connection with the BMS Collaboration. The judge in the case bifurcated the proceeding into two phases: an adjudication of whether the Company breached its agreement with BMT and then a damage phase. After a trial on the merits the jury found in favor of BMT on the breach of contract claim. A trial to determine damages had been scheduled for April 14, 1998. However, on April 6, 1998, the court issued an Order pursuant to which damages were limited to those arising during the term of the Agreement, which terminated on November 1, 1995. Damages for this period amount to approximately $50,000 plus a possible charge for interest. The damage portion of the trial has been postponed while the parties present arguments with respect to certain offers of proof requested by the court. Despite the jury verdict on the breach of contract claim and the court's limitation with respect to damages, the Company is unable to predict with certainty the eventual outcome of the lawsuit. The Company intends to continue to contest the action vigorously and believes that this proceeding will not have a material adverse effect on the Company or on its financial condition, although there can be no assurance that this will be the case.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

      Since its inception in September 1991, the Company has devoted substantially all of its efforts and resources to sponsoring and conducting research and development on its own behalf and through collaborations with corporate partners and academic research and clinical institutions, and establishing its facilities and hiring personnel. In December 1995, the Company entered into a collaboration agreement with Bristol-Myers Squibb Company ("BMS") in which BMS made an equity investment in the Company and agreed to pay certain research and development fees and expenses, license fees, milestone payments, and royalties on net sales, if any. Through September 30, 1998, with the exception of license fees and research and development funding from BMS as well as certain research grants, the Company had not generated any revenue from operations. The Company anticipates its revenue sources for the next several years will be limited to research grants and future collaboration payments from BMS and from other collaborators under arrangements that may be entered into in the future. The timing and amounts of such revenues, if any, will likely fluctuate and depend upon the achievement of specified milestones.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 1998 and September 30, 1997

      Revenues increased approximately 8% from approximately $1,241,000 for the three months ended September 30, 1997 ("1997 Three Months") to approximately $1,343,000 for the three months ended September 30, 1998 ("1998 Three Months"). For the nine months ended September 30, 1998 ("1998 Nine Months"), revenues were approximately $3,664,000 as compared to $3,426,000 the nine months ended September 30, 1997 ("1997 Nine Months"), a 7% increase. These increases are due to grant revenue earned under a Small Business Innovative Research (SBIR) program from the National Institutes of Health (NIH) as well as a training grant from the State of Maryland earned in July 1998. Grant revenues during the 1997 Three Months and the 1997 Nine Months were also from the SBIR program from the NIH. The BMS collaborative research and development fees relate to the amortization over five years of a one-time payment of $2,500,000 received in December 1995 and the amortization of semi-annual payments of $1,835,000 under the BMS collaboration agreement. The license fee represents the amortization over five years of a one-time $1,000,000 license fee received in December 1995 under the BMS collaboration agreement.

      Research and development expenses increased by approximately 59% from approximately $2,826,000 in the 1997 Three Months to approximately $4,481,000 in the 1998 Three Months and by approximately 48% from approximately $6,988,000 in the 1997 Nine Months to approximately $10,326,000 in the 1998 Nine Months. Research and development expenditures include sponsored research payments to academic collaborators, including a $2,000,000 payment to Children's Hospital in both 1998 and 1997; and expenses related to the Company's internal research programs. The increase in research and development costs reflects increased efforts in the Company's internal and sponsored research and product development programs related to its antiangiogenesis and blood cell permeation technologies. Overall, research personnel increased from 34 as of September 30, 1997 to 42 as of September 30, 1998. Research and development expenses are expected to continue to increase as the Company continues to expand its research and development efforts.

      General and administrative expenses increased 56% from approximately $882,000 in the 1997 Three Months, to approximately $1,380,000 in the 1998 Three Months. For the 1998 Nine Months general and administration expenses were approximately $3,907,000 as compared to approximately $2,851,000 for the 1997 Nine Months, a 37% increase. The overall increase in general and administrative expenses during the 1998 periods compared to comparable periods of 1997 resulted primarily from the increase in administrative costs associated with adding administrative staff to support the research scientists and collaborative efforts the Company is conducting, investigating potential strategic relationships, and obtaining professional services. Interest income decreased approximately 16% from approximately $664,000 in the 1997 Three Months to approximately $559,000 in the 1998 Three Months and decreased approximately 16% from approximately $2,001,000 in the 1997 Nine Months to approximately $1,686,000 in the 1998 Nine Months. This overall decrease in interest income during the 1998 periods compared to comparable periods of 1997 is due to the reduction of the Company's cash and short term investments as such working capital components are used to fund the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1998, the Company had cash and cash equivalents of approximately $34,352,000 and short-term investments of approximately $3,835,000 with working capital of approximately $34,984,000, primarily representing the remaining net proceeds of the Company's initial public offering and concurrent private placement with BMS in June 1996 together with funds received under the BMS agreement entered into in December 1995.

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

      The Company is a party to sponsored research agreements and clinical trials requiring the Company to fund an aggregate of approximately $2,187,000 through 1999 (including $1,000,000 to Children's Hospital) and license agreements requiring milestone payments of up to $4,260,000 and additional payments upon attainment of regulatory milestones.

     BMS is obligated to make additional semi-annual payments to the Company of $1,835,000 in each of June and December through June 2000 as well as additional payments in the event certain mostly late-stage regulatory milestones are achieved. BMS may terminate the collaboration agreement and return the licensed technology to the Company at any time upon six months notice, in which event it would have no further funding obligation to the Company. BMS has recently returned to the Company the rights to thalidomide analogs. BMS has retained its rights to Angiostatin under the collaboration agreement.

YEAR 2000 COMPLIANCE

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

     The Company has queried its significant supplier that does not share information systems with the Company (external agent). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete the Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

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


Item 6.    EXHIBIT AND REPORTS ON FORM 8-K

           (a) The following exhibits are filed with this report:

           3.1(b) Certificate of Amendment to Amended and Restated Certificate of Incorporation of EntreMed, Inc. filed with the Delaware Secretary of State on September 4, 1998 (corrected by Certificates of Correction filed to correct certain errors in the Certificates of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on April 22, 1996 and September 4, 1998, respectively)

           27.1       Financial Data Schedule

           (b) No reports on Form 8-K were filed by Registrant during the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                                      ENTREMED, INC.
                                                                       (Registrant)

Date:  October 30, 1998                                            /s/ John W. Holaday
                                                          ----------------------------------------
                                                                   John W. Holaday, Ph.D.
                                                           President and Chief Executive Officer




Date:  October 30, 1998                                            /s/ R. Nelson Campbell
                                                          ----------------------------------------
                                                                   R. Nelson Campbell
                                                                  Chief Financial Officer