Form 10-K405
period 1998-12-31
ENTREMED INC
filed 1999-03-31
CIK 895051

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

                         Commission file number 0-20713

                                 ENTREMED, INC.
                                ---------------
             (Exact name of registrant as specified in its charter)

           Delaware                                                 58-1959440
-----------------------------------                     ----------------------------------
     (State of Incorporation)                          (I.R.S. Employer Identification No.)

Suite 200, 9610 Medical Center Drive, Rockville, MD                  20850
---------------------------------------------------                --------
   (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:   (301) 217-9858
---------------------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

        Title of Each Class                             Name of Exchange on Which Registered
        -------------------                             ------------------------------------
Common Stock, Par Value $.01 Per Share                         Nasdaq National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K [X]

As of March 25, 1999, 13,138,328 shares of common stock were outstanding and the aggregate market value of the shares of common stock held by non-affiliates was approximately $278,027,000.


                       DOCUMENTS INCORPORATED BY REFERENCE

See Part III hereof with respect to incorporation by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and the Exhibit Index hereto.

================================================================================

                         ENTREMED, INC. AND SUBSIDIARIES
                 FORM 10-K - FISCAL YEAR ENDED DECEMBER 31, 1998

Contents and Cross Reference Sheet


    Form 10-K      Form 10-K                                                                                              Form 10-K
    Part No.       Item No.                                Description                                                     Page No.
    ---------      ---------                               -----------                                                     ---------
       I               1             Business
                                        The Company............................................................................3
                                        Corporate Strategy.....................................................................5
                                        Angiogenesis...........................................................................5
                                        Antiangiogenesis Program...............................................................6
                                        Cell Permeation Technology.............................................................9
                                        Collaborations and License Agreements.................................................11
                                        Academic Collaborations...............................................................13
                                        Competition...........................................................................15
                                        Manufacturing and Marketing...........................................................16
                                        Patents and Proprietary Rights........................................................17
                                        Government Regulation.................................................................19
                                        Employees.............................................................................23
                                        Risk Factors..........................................................................23

                       2          Properties..................................................................................34

                       3          Legal Proceedings...........................................................................34

                       4          Submission of Matters to a Vote of Security Holders.........................................35

      II               5          Market for Registrant's Common Equity and
                                  Related Stockholder Matters.................................................................35

                       6          Selected Financial Data.....................................................................37

                       7          Management's Discussion and Analysis of
                                  Financial Conditions and Results of Operations
                                        Overview..............................................................................38
                                        Results of Operations.................................................................38
                                        Liquidity and Capital Resources.......................................................39
                                        Year 2000.............................................................................40
                                        Inflation.............................................................................41

                      7(a)        Quantitative and Qualitative Disclosures about Market Risk..................................41

                       8          Financial Statements and Supplementary Data.................................................41

                       9          Changes in and Disagreements with Accountants
                                  on Accounting and Financial Disclosure......................................................41

      III           10 - 13       Incorporated by reference from the Company's Proxy Statement................................41

      IV              14          Exhibits, Financial Statement Schedules and Reports
                                  on Form 8-K.................................................................................42

-------------------------

Financial Statements.........................................................................................................F-1

Signatures..................................................................................................................II - 1

       This document includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements in this Form 10-K that are not descriptions of historical facts are forward-looking statements, based on management's estimates, assumptions and projections, that are subject to risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable as of the date hereof, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to the early stage of products under development; uncertainties relating to clinical trials; dependence on third parties; future capital needs; and risks relating to the commercialization, if any, of the Company's proposed products (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks). Additional important factors that could cause actual results to differ materially from the Company's current expectations are included in the section below entitled Risk Factors. The Company assumes no obligation to update its forward-looking statements.

                                     PART I

ITEM 1  BUSINESS

THE COMPANY

       EntreMed, Inc. ("EntreMed" or the "Company") was organized in September 1991 and is engaged primarily in the research and development of biopharmaceutical products that address the role of angiogenesis, the formation of new blood vessels, in the prevention and treatment of a broad range of diseases.

       The Company is an innovative biopharmaceutical company with a research and product focus on the role of angiogenesis in disease. Angiogenesis is the biological process by which new blood vessels are formed and is a normal process during the first three months of embryonic development, the reproductive cycle of women, and in wound healing. At other times, angiogenesis is harmful when associated with pathology, particularly that of cancer and macular degeneration, a leading cause of blindness. The Company believes that antiangiogenic products, which inhibit the abnormal growth of blood vessels, may have fewer adverse side effects than traditional therapies for these diseases. EntreMed's portfolio of potential therapeutics include the antiangiogenic compounds, Angiostatin(R) protein, Endostatin(TM) protein, 2-Methoxyestradiol (2ME) and thalidomide which are used to block the growth of blood vessels supplying primary and metastatic tumors.

       The Company's product candidates have been developed primarily through sponsored research collaborations and licensing agreements. The Company's sponsored research programs are augmented by its internal capabilities in the angiogenesis field.

To date, the Company has:

       - Licensed from Children's Hospital four antiangiogenic molecules - Angiostatin(R) protein, thalidomide and thalidomide analogs, Endostatin(TM) protein and 2ME.

       - Licensed to Bristol-Myers Squibb Company commercial rights to Angiostatin(R) protein, thalidomide and thalidomide analogs.

       - Isolated, identified, sequenced, cloned, and recombinantly expressed Angiostatin(R) and Endostatin(TM) proteins in quantities sufficient for preclinical studies. In preclinical studies, Angiostatin(R) and Endostatin(TM) proteins appeared to inhibit vascularization and growth of primary and metastatic tumors.

       - Initiated scale-up manufacturing of Angiostatin(R) and Endostatin(TM) proteins for clinical studies.

       - Completed Phase II clinical trials evaluating the antiangiogenic effects of thalidomide in inhibiting the progression of brain cancer, prostate cancer, and Kaposi's sarcoma.

       - Reacquired commercial rights to thalidomide, thalidomide analogs and Angiostatin(R) protein from Bristol-Myers Squibb Company. Assumed responsibility for preclinical, pharmaceutical development and clinical studies of Angiostatin(R) protein from Bristol-Myers Squibb Company.

       - Signed a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute ("NCI") to undertake pharmacology and toxicology studies and also to develop commercial production methods for Endostatin(TM) protein.

       - Signed a sponsored research agreement with a Harvard Medical School collaborator who has determined the crystal structure of Endostatin(TM) protein.

       - Announced product launch of Endostatin(TM) protein ACCUCYTE(TM) Immunoassay Kit developed collaboratively with CytImmune Sciences Inc. The kit is the first commercially available immunoassay kit for the detection of human Endostatin(TM) protein in biological fluids such as blood.

       - Signed a contract with Covance Biotechnology Services, Inc. for Good Manufacturing Practices ("GMP") production of Endostatin(TM) protein for further preclinical and early clinical studies.

       - Signed an agreement to sublicense commercial rights to thalidomide to Celgene Corporation. Celgene and NCI have expanded clinical trials to additional oncology applications.

       - Developed internally a portfolio of antiangiogenic molecules that are in preclinical development.

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

       Angiogenesis and Cancer

       The term cancer includes many different types of uncontrolled cellular growth. Clusters of cancer cells, referred to as tumors, may destroy surrounding organs, impair physiological function and often lead to death. In order to survive, cancer cells require oxygen and nutrients, which they receive from the body's blood supply. In order to access this blood supply, cancer cells initiate a biochemical mechanism that stimulates angiogenesis to provide the blood supply that nourishes the tumor. As cancer cells grow and metastasize (spread from primary sites to other parts of the body) they require continuous angiogenesis. Antiangiogenic drug candidates are intended to inhibit the growth of tumor-feeding blood vessels and may prove to be effective in treating certain cancers, with fewer adverse side effects than current therapies. Cancer is the second leading cause of death in the United States and it is estimated that approximately 1,200,000 new cases of cancer are expected to be diagnosed in 1998. (Source: American Cancer Society).

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

       Angiogenesis and Other Disease Indications

       A variety of other disease indications are related to angiogenesis, including rheumatoid arthritis, atherosclerosis, psoriasis and Crohn's disease. The Company believes that its antiangiogenic technologies may be applicable to such diseases. To date, the Company has not researched antiangiogenic therapy in diseases outside of cancer or macular degeneration. There can be no assurance that the Company will pursue research outside these two indications, that product candidates will result from any research undertaken, or that any products for these diseases will ever be commercialized.

ANTIANGIOGENESIS PROGRAM

       The Company believes that certain small molecules or proteins that exhibit antiangiogenic effects may be useful as therapeutics for diseases involving angiogenesis. The Company currently focuses on angiogenesis inhibition as a treatment for oncologic and ophthalmologic indications. Product candidates under development include: (i) recombinant human Angiostatin(R) and Endostatin(TM) proteins, each an angiogenesis inhibitor naturally produced by the body; (ii) 2ME, an orally-active small molecule angiogenesis inhibitor, and its chemical analogs; and (iii) chemical analogs of thalidomide which inhibit angiogenesis. The Company is also developing vaccines against angiogenesis, and conducting research on other endogenous proteins that exhibit potent antiangiogenic effects in preclinical studies. The Company believes that, if successfully developed, these products could be used alone or in combination with each other to treat certain angiogenic-related diseases.

       Product Candidates

       Recombinant Human Angiostatin(R) Protein and Endostatin(TM) Protein. The Company is currently developing two endogenous proteins, Angiostatin(R) protein and Endostatin(TM) protein, in a recombinant human form as potential long term cancer therapeutics to prevent metastatic disease and as therapies for primary tumors. These two proteins are different in molecular structure.

       Metastatic tumor growth is attributed to the implantation and growth of tumor cells at secondary sites. These tumor cells are released by a primary tumor, or are released into circulation during surgical removal of the primary tumor. Although surgeons generally remove significant amounts of healthy tissue surrounding the tumor, in many cases "seed cancer cells" have already escaped the primary tumor, circulated through the body, and become embedded elsewhere. It has been observed that in certain cases, these seed cells, or metastases, do not vascularize nor grow while the primary tumor is in place. However, after the primary tumor is removed, metastatic tumors often grow rapidly.

       In Company-sponsored research at Children's Hospital, a substance associated with primary tumors was identified which appears to prevent vascularization and growth of metastatic tumors. Based upon such research, the Company believes that primary tumors secrete an enzyme that cleaves plasminogen, a known protein associated with blood clotting, into a smaller, previously undiscovered protein. The Children's Hospital team isolated and identified the protein in 1995, which the Company named Angiostatin(R) protein. The Company has cloned and expressed the gene that codes for Angiostatin(R) protein, and is now pursuing recombinant production of Angiostatin(R) protein in anticipation of clinical trials.

       In 1996, the Children's Hospital team also isolated and identified a second endogenous protein, named Endostatin(TM) protein. The gene for Endostatin(TM) protein has been cloned and expressed by the Company. Preclinical studies, including the murine Lewis Lung Carcinoma ("LLC") metastatic model, demonstrated that both Angiostatin(R) and Endostatin(TM) proteins inhibited the growth of metastatic tumors. In addition, the Angiostatin(R) protein was shown to reduce the size of primary murine carcinomas and sarcomas as well as human prostate, breast and colon cancers grown in immunodeficient mice.
Endostatin(TM) protein was also shown to reduce the size of primary rodent carcinomas, including murine Lewis lung, melanoma and rat glioma, as well as human prostate cancer grown in immonodeficient mice.

       The Company is addressing additional required preclinical studies for Angiostatin(R)protein and Endostatin(TM) protein. The Company is currently working to produce both proteins in quantities sufficient for clinical studies. In addition, the Company is collaborating with the NCI to pursue the preclinical and clinical development of Endostatin(TM) protein.

       The Company currently anticipates that either or both the Angiostatin(R) protein or Endostatin(TM) protein, as endogenous angiogenesis inhibitors, could be administered as an adjunct therapy after cancer diagnosis and sustained thereafter. The Company believes that there may be utility in using these proteins in combination and that these proteins may also be effective in inhibiting other angiogenic diseases such as diabetic retinopathy and macular degeneration, although the Company has not conducted any research to date in these areas. The Company has obtained exclusive licenses from Children's Hospital for patent applications filed on the Angiostatin(R) and Endostatin(TM) proteins and related technology.

       2-Methoxyestradiol (2ME) and 2ME Analogs. In January 1997, the Company licensed the worldwide rights to 2ME, an orally-active, small molecular weight antiangiogenic and antiproliferative agent. In preclinical studies, this natural estrogen metabolite discovered by Dr. Robert D'Amato and his colleagues, inhibited the growth of human breast tumor cells in vivo and also yielded a marked decrease in microvessel density associated with tumors.

       The January 1, 1997 issue of Cancer Research reported the results of collaborative preclinical trials of 2ME. Dr. D'Amato's report in this distinguished medical journal indicated that 2ME acts by inhibiting the cellular machinery involved in replicating cancer cells. However, 2ME further acts as an antiangiogenic agent. The compound exhibits minimal toxicity in preliminary animal studies and is administered orally. As a result of these initial promising results, the NCI is collaborating with the Company in the clinical development of 2ME and exploration of methods for commercial production of the molecule.

In keeping with its business strategy, the Company may continue developing 2ME with the NCI, or may collaborate with a strategic partner for ultimate commercialization.

       Thalidomide and Thalidomide Analogs. The Company, together with its collaborator Celgene, is evaluating the antiangiogenic properties of the drug thalidomide. Thalidomide, which was widely prescribed as a sedative in Europe in the late 1950s and early 1960s, caused severe birth defects when taken by pregnant women. The Company believes that thalidomide may have affected fetal development and caused birth defects by blocking new blood vessel growth, a characteristic that may make thalidomide useful in the prevention and treatment of angiogenic disorders. Thalidomide has been shown to block angiogenesis in preclinical animal studies conducted at Children's Hospital.

       In order to expand the Company's small molecule antiangiogenic portfolio and obtain composition of matter patents, the Company has commenced research on chemical analogs of thalidomide which have similar mechanisms of action and focus on the antiangiogenic therapeutic potential of this drug. The Company proposes to develop a thalidomide analog as an oral therapeutic to inhibit the progression of certain angiogenic diseases, including cancer and certain causes of blindness.

       The Company and the NCI initiated Phase II clinical trials in 1996 to evaluate the antiangiogenic effects of thalidomide in inhibiting the progression of breast cancer, prostate cancer and Kaposi's sarcoma. The Company also initiated and expanded a Phase II clinical trial for brain cancer in 1996. In May 1997, the Company announced successful interim results in brain cancer and Kaposi's sarcoma patients treated with thalidomide. In June 1997, the Company and the NCI announced an increase in the number of prostate cancer patients in NCI-sponsored Phase II clinical trials of thalidomide. In August 1997, the Company reacquired the commercial rights to thalidomide in exchange for renewing Bristol-Myers Squibb's warrant to purchase an additional $10,000,000 of the Company's common stock. In December 1998, the Company sublicensed commercial rights to thalidomide to Celgene in return for royalty payments on thalidomide sales. Celgene will be responsible for further clinical study and marketing of thalidomide. See "-- Collaborations and License Agreements", "--Competition", and "--Patents and Proprietary Rights". The Company continues to study the antiangiogenic effects of thalidomide analogs.

       Thalidomide was additionally shown to inhibit the abnormal formation of blood vessels in the eye in animal studies performed at Children's Hospital. The Company is concluding Phase II clinical trials at the Scheie Eye Institute at the University of Pennsylvania School of Medicine and with the Retina Associates of Cleveland to evaluate the antiangiogenic effects of thalidomide in blindness due to age-related macular degeneration. The Company has recently transferred this IND application to Celgene.

       Thalidomide has been approved for sale in the United States as a treatment for patients with leprosy. Celgene Corporation received approval from the U.S. Food and Drug Administration ("FDA") for the use of thalidomide in erythema nodosum leprosum, an inflammatory skin condition of some leprosy patients.

       Other Antiangiogenesis Research

       The Company maintains an internal discovery and development program and also continues to sponsor and support research at Children's Hospital on angiogenesis technologies with the aim of discovering additional antiangiogenic products. The Company's research in these areas is currently early stage, although the Company has identified other proteins and compounds with angiogenic or antiangiogenic properties that may be candidates for further development.

CELL PERMEATION TECHNOLOGY

       Overview

       The Company is applying its expertise in the role of blood function to the development of a cell permeation technology that may facilitate the delivery into blood cells of drugs, genes or other therapeutic agents that otherwise would not readily permeate through the cell membrane. To date, the Company has focused its cell permeation research primarily on a method of enhancing the oxygen delivery capabilities of blood.

       Human blood is comprised of four components: red blood cells, white blood cells, plasma and platelets. The principal functions of human blood are to transport oxygen and nutrients to tissues, carry waste products away from tissues and defend the body against infection. Hemoglobin, a protein-iron molecule contained within red blood cells, is responsible for carrying oxygen from the lungs to tissues throughout the body. Tissues and organs in the body require oxygen to function properly, and oxygen deficiency may lead to tissue damage or death. In human blood, each hemoglobin molecule normally carries four molecules of oxygen, but releases only one. It has been proposed that inositol hexaphosphate ("IHP"), a naturally occurring plant chemical, may enhance the oxygen releasing capabilities of hemoglobin by allowing the release of up to three oxygen molecules. The theory that IHP could enhance the oxygen releasing capacity of hemoglobin has been proposed for several years. Scientists have observed that a molecule similar to IHP found in the hemoglobin of birds is more efficient at facilitating the release of oxygen than a corresponding molecule (2,3 diphosphoglycerate, or 2,3 DPG) found in human hemoglobin. However, IHP does not readily diffuse through the cell membrane of human red blood cells and previous techniques used to introduce IHP into red blood cells showed significant problems and resulted in substantial cell damage. The Company's research is focused on overcoming these problems.

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

       Device for Oxygen Enhanced Blood Delivery

       The Company has constructed a prototype device designed to introduce IHP molecules into red blood cells, which may enhance the delivery of oxygen to tissues and organs, and is sponsoring contract research and development on IHP-treated blood. Several research prototype flow electroporation devices have been constructed and the accompanying reagents have been developed, although design activities are ongoing and there can be no assurance that a clinically acceptable device will be completed. The Company intends to conduct preclinical toxicology studies required to demonstrate the safety and efficacy of IHP-treated red blood cells in enhancing the delivery of oxygen to tissues in relevant disease states.

       The Company's flow electroporation technology is based on Company sponsored research previously conducted at the Center for Blood Research Laboratories at Harvard Medical School ("CBRL"). In November 1992, the Company obtained an exclusive worldwide license to this technology from the CBRL in exchange for cash payments and royalties based on sales, and a United States patent was received from the U.S. Patent and Trademark office in March 1998 covering the electroporation chamber, a core component of the Company's cell permeation technology. Device and disposable component engineering and development have and continue to be conducted by a contract developer/manufacturer.

Other Cell Permeation Applications

       In addition to IHP-treated red blood cells and platelets, the Company is also exploring another application of its cell permeation technology. This application involves platelets, which function to participate in the formation of blood clots and to help maintain hemostatis. Through the use of the cell permeation technology and associated reagents, platelets may be preserved for several months, as opposed to the standard used today which is only five days.

       The Company is in discussions with medical device companies and is seeking to enter into collaborative arrangements with such companies to develop and commercialize the Company's cell permeation technology. However, there can be no assurance that any such agreements will be entered into with any of these companies or that the terms of any agreement will be favorable to the Company.

COLLABORATIONS AND LICENSE AGREEMENTS

       General. The Company intends to continue to develop in-licensed products and to enter into collaborations and licensing agreements with corporate partners for product development, manufacturing and marketing. The Company believes that it will be necessary to enter into collaborative arrangements with other companies in the future to develop, commercialize, manufacture and market its cell permeation technology, as well as other products or technologies it may acquire or develop.

       Bristol-Myers Squibb Company Collaboration. In December 1995, the Company entered into the BMS Collaboration to further the development of certain antiangiogenic products. The BMS Collaboration provided for a five year research program, the grant to Bristol-Myers Squibb of an exclusive license to the Company's thalidomide, thalidomide analogs and Angiostatin(R) protein technologies and an equity investment in the Company by Bristol-Myers Squibb.

       The Company granted Bristol-Myers Squibb an exclusive worldwide royalty-bearing sublicense to make, use and sell products that were based upon the Company's thalidomide, thalidomide analogs and Angiostatin(R) protein. Bristol-Myers Squibb's rights were subject to the terms of the Company's licenses from Children's Hospital. The Company received an up-front license fee of $1,000,000, a portion of which was paid to Children's Hospital pursuant to the Company's license agreement with Children's Hospital. In the event that Bristol-Myers Squibb brought any antiangiogenic product to market, Bristol-Myers Squibb would pay royalties to the Company. If the Company received any royalties from Bristol-Myers Squibb, the Company would pay a portion of such royalties to Children's Hospital pursuant to its license agreement. The Company retained certain co-promotion rights in the United States if Bristol-Myers Squibb elected to seek a promotion partner with respect to any products covered by the BMS Collaboration.

       Pursuant to the research collaboration, Bristol-Myers Squibb provided certain funding to the Company, and the Company performed certain research in support of Bristol-Myers Squibb's efforts to develop antiangiogenic therapeutics protein. Bristol-Myers Squibb paid the Company an initial sum of $2,500,000 in consideration of know-how and research and development previously performed by the Company. In addition, Bristol-Myers Squibb paid $730,000 to reimburse the Company for thalidomide clinical studies. For research performed by the Company under the research collaboration, Bristol-Myers Squibb agreed to provide funding of $18,350,000, payable in ten semi-annual payments of $1,835,000, of which $12,845,000 has been paid to date.

       Pursuant to the BMS Collaboration, Bristol-Myers Squibb purchased 541,666 shares of the Company's Common Stock for $12.00 per share in a private placement in December 1995 and purchased an additional 333,333 shares of Common Stock concurrent with the Company's June 1996 initial public offering at the initial public offering price per share of $15.00 per share. The Company has granted to Bristol-Myers Squibb certain registration rights with respect to all of these shares.

       Though as originally executed, the BMS Collaboration granted Bristol-Myers Squibb licenses to thalidomide and thalidomide analogs, Bristol-Myers Squibb has since relinquished its rights to these compounds. In August 1997, the Company reacquired the commercial rights to thalidomide and in October 1998, the Company reacquired the commercial rights to thalidomide analogs.

       In February 1999, the BMS Collaboration was modified and the Company assumed the responsibility to conduct preclinical and clinical work on the Angiostatin(R) protein. As a result, Bristol-Myers Squibb's rights of first offer with respect to products or technology arising out of the Company's agreement with Children's Hospital terminated, including those with respect to Endostatin(TM) protein. Upon completion of Phase II clinical trial(s), Bristol-Myers Squibb may elect to pay the Company a $1 million option exercise fee to reacquire further development and marketing rights to Angiostatin(R) protein. If the Company agrees to accept the Bristol-Myers Squibb payment, the financial terms applicable to commercialization will remain as in the original research collaboration, except that the Company's worldwide royalty rate will be substantially increased. The Company also has an opportunity, prior to the completion of Phase II clinical studies or the exercise of Bristol-Myers Squibb's option, to license commercial rights to Angiostatin(R) protein to a third party or to proceed with the development and/or commercialization of Angiostatin(R) protein without a corporate partner. Bristol-Myers Squibb is licensed, on a royalty free basis, to conduct further internal research with regard to the Angiostatin(R) protein and will exchange with the Company any data it obtains on the Angiostatin(R) protein. This license will continue for a minimum of one year, and thereafter until the termination of Bristol-Myers Squibb's option as described above. In addition, if Bristol-Myers Squibb exercises its option pursuant to the February 1999 modification, the Company may be entitled to receive additional payments based upon the achievement of defined and primarily late-stage clinical development and regulatory filing milestones.

       The Bristol-Myers Squibb eighth semi-annual research support payment due to the Company pursuant to the BMS Collaboration will be prorated in 1999 and will be the final research payment under the research collaboration. All patent and related costs incurred by the Company during the period covered by the final research payment will be reimbursed to the Company by Bristol-Myers Squibb.

       Under the February 1999 modification, Bristol-Myers Squibb will retain its equity interest in the Company and is restricted from selling its full interest in the Company without the Company's consent until at least December 1, 2001.

       Celgene Corporation Sublicense Agreement. In December of 1998 the Company sublicensed on a worldwide basis its intellectual property covering thalidomide, but not thalidomide analogs, to Celgene Corporation. According to the agreement, Celgene will be responsible for the sales of thalidomide worldwide and for obtaining regulatory approval for indications covered by the Company's and Celgene's intellectual property. The Company will receive annual royalty payments from Celgene based on all of Celgene's net sales of thalidomide regardless of indication. Celgene has received approval from the FDA to sell thalidomide in the U.S. for erythema nodosum leprosum, an inflammatory complication of leprosy.

       Covance Biotechnology Services, Inc. Contract. The Company has entered into a contract with Covance under which Covance is responsible for scaling up the production of Endostatin(TM) protein and for developing procedures that will provide maximum yield of Endostatin(TM) protein. Under the contract, Covance will produce clinically relevant quantities of Endostatin(TM) protein under GMP conditions for the Company. The Company anticipates that completion of production under the agreement will take place during 1999. In February 1999, the Company entered into a letter of intent with Covance for the production of Angiostatin(R) protein under GMP conditions.

       ACADEMIC COLLABORATIONS

       General. In addition to its in-house research program, the Company collaborates with several academic institutions to sponsor research in areas of the Company's product development interests. Usually, research sponsored at outside academic institutions is performed in conjunction with additional in-house research. Often, the faculty members responsible for supervision of the research performed at the academic institution will participate further as consultants to the Company's in-house effort.

       Typically under these collaborations, the Company agrees to sponsor the research with a specified budget over a specified time period, usually one to three years. In return, the Company usually obtains an exclusive license, with the right to grant sublicenses, and the right to further develop and market products that arise out of the technology being sponsored. Under several of these collaborations, the Company is required to meet specified milestones or diligence requirements in order to retain its license of such technologies. There can be no assurance that the Company will satisfy these milestones and diligence requirements and be able to retain such licenses. In addition to providing research support, the Company usually is required to pay royalties to the academic institution on sales of any licensed products resulting from such research. The Company, in most instances, files and prosecutes patent applications on behalf of the institutions.

       Children's Hospital. The Company's primary academic collaboration is with Children's Hospital. In September 1993, the Company entered into a sponsored research agreement with Children's Hospital to sponsor research conducted under the direction of Dr. M. Judah Folkman on the role of angiogenesis in pathological conditions for a period of three years. This agreement was amended in 1995 to, among other things, extend its term through October 1999. Under the agreement, as amended in August 1995, the Company agreed to pay to Children's Hospital $11,000,000, of which $10,000,000 was paid through December 31, 1998 and the remaining

$1,000,000 is due on March 29, 1999. The Company also granted Children's Hospital options to acquire 83,334 shares of Common Stock at an exercise price of $6.00 per share and 50,000 shares of Common Stock at an exercise price of $6.38 per share. In return for the funding commitments, the Company received certain options to fund additional research projects and to obtain licenses to any intellectual property developed by Children's Hospital in any projects sponsored by the Company.

       The Company has an exclusive option to negotiate with Children's Hospital to fund any new projects arising from Dr. Folkman's core laboratory activities. If during this option period, no funding agreement is reached, Children's Hospital may seek third party funding. However, for a period of one year, Children's Hospital may not grant better terms to any third party without first offering the funding opportunity to the Company on similarly favorable terms.

       Any new technology discovered by Children's Hospital out of research sponsored by the Company shall become the property of Children's Hospital. Likewise, any new technology discovered by the Company in support of research performed at Children's Hospital shall be the property of the Company. Joint discoveries shall become the property of both the Company and Children's Hospital. The Company has an exclusive nine month option to negotiate an exclusive, worldwide, royalty-bearing license to any technology discovered by Children's Hospital in any project sponsored by the Company. This period may be extended by the Company for an additional six months if the Company pays for the filing of a non-provisional patent application for such technology. If no license agreement is reached during these periods, Children's Hospital may license the technology to a third party. However, for a period of one year, Children's Hospital may not offer a license to any third party on better terms than those last offered by the Company without first offering the Company a license on similar terms.

       The Company exercised its option in May 1994 to obtain exclusive worldwide licenses to certain oral antiangiogenic technology (thalidomide and its analogs), cancer diagnostic and prognostic technology, endogenous antiangiogenic technology and Angiostatin(R) protein. In December 1996, the Company exercised its option to obtain the exclusive worldwide licenses to EndostatinTM protein and 2ME, an orally available angiogenesis inhibitor. These license agreements provide for certain milestone payments by the Company to Children's Hospital as well as royalties based on sales of any products developed from the licensed technologies. The milestone payments aggregate $4,650,000, of which $915,000 has been paid through December 31, 1998, and are based upon license fees and the achievement of regulatory approvals.

       If the Company fails to make a required royalty payment, is not diligent in working to fulfill a milestone, or fails to achieve any milestone by the applicable deadline, Children's Hospital may have the right to terminate a license upon 90 days notice. The Company has a one year period in which to cure the lack of diligence under a milestone if the failure to meet a milestone is due to circumstances outside of the Company's control as judged at the sole discretion of Children's Hospital.

       The Company may sublicense any technologies licensed from Children's Hospital. The Company, however, must pay to Children's Hospital a portion of all sublicensing payments, which do not include payments to support research and development by the Company or equity investments in the Company. The Company must also pay to Children's Hospital a portion of the royalty income it receives under any sublicense.

       Other Collaborators. The Company also has collaborative relationships with Columbia University (Cell Permeation Technology), Harvard Medical School (Dr. Bjorn Olsen -- Endostatin(TM) protein), the University of Cincinnati (Cell Permeation Technology), and Notre Dame University (Dr. Frances Castellino -- Angiostatin(R) protein/plasminogen). The Company is open to developing additional relationships as appropriate to further its research interests.

       The Company intends to continue to sponsor research at other companies, or academic or other institutions in selected areas in exchange for rights to technologies and products derived from such sponsored research. The Company expects to focus on sponsored research in areas in which it has existing expertise or where a strong market opportunity is perceived. The Company may establish subsidiaries to develop and commercialize promising technologies or products generated from this research, which may create opportunities for separately financing and managing new development programs.

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

       The Company's competition will be determined in part by the potential indications for which the Company's compounds may be developed and ultimately approved by regulatory authorities. The Company may rely on third parties to commercialize its products, and accordingly, the success of these products will depend in significant part on these third parties' efforts and ability to compete in these markets. The success of any collaboration will depend in part upon the Company's collaborative partners' own competitive, marketing and strategic considerations, including the relative advantages of alternative products being developed and marketed by the Company's collaborative partners and its competitors.

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

       The Company is aware of other companies developing thalidomide and certain of its chemical analogs for various disease indications, including its collaborative partner, Celgene Corporation, for the treatment of erythema nodosum leprosum ("ENL"), AIDS-related cachexia (or wasting) and mouth ulcers, and Andrulis Pharmaceuticals, for diabetes. Celgene has received approval from the FDA for the use of thalidomide in ENL. In 1997, two patents licensed to the Company were issued to Children's Hospital by the U.S. Patent and Trademark Office covering the use of thalidomide to treat angiogenic-mediated diseases including cancer, macular degeneration and rheumatoid arthritis. These patents have, in turn, been sublicensed by the Company to Celgene. Although the Company believes that these patent rights would preclude any company other than Celgene from marketing thalidomide for antiangiogenic indications, there can be no assurance that any patent will issue or afford meaningful protection. If a competitor of Celgene and the Company receives approval to market thalidomide for a particular disease indication, "off-label" use of thalidomide could adversely affect the Company's business and operations. Although the FDA does not permit a manufacturer or distributor to market or promote an approved drug for an unapproved off-label use or dosage level, under its "practice of medicine" policy, the FDA generally does not prohibit a physician from prescribing an approved drug product for an unapproved use or dosage. In addition, the FDA has from time to time proposed to liberalize its restrictions on the dissemination of off-label information.

       Although the Company's focus is on blood cell permeation, a number of companies utilize or are developing cell permeation or drug delivery technologies and competition for the development of drug delivery products is intense. The Company also anticipates that IHP-treated blood (which is not technically a blood replacement), will compete for use in blood transfusions with readily available products, including whole human blood or packed red blood cells, and products under development, such as blood substitutes.

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

MANUFACTURING AND MARKETING

       The Company's strategy is to enter into collaborative arrangements with pharmaceutical and other companies for the development, manufacturing and marketing of products requiring broad marketing capabilities and for overseas marketing. These collaborators are generally expected to be responsible for funding or reimbursing all or a portion of the development costs, including the costs of clinical testing necessary to obtain regulatory clearances and for commercial scale manufacturing, in exchange for exclusive or semi-exclusive rights to market specific products in particular geographic territories. The Company had elected to partner with Bristol-Myers Squibb for the development of Angiostatin(R) protein, thalidomide, and thalidomide analogs. This partnership agreement has been significantly modified. See "-- Collaborations and License Agreements". The Company has formed a partnership with Celgene Corporation for the development and commercialization of thalidomide. In addition, the Company has entered into a contract with Covance under which Covance is responsible for scale-up production and yield development procedures for Endostatin(TM) protein manufacture. Under certain circumstances, the Company may elect to develop and/or sell products alone. See "-- Collaborations and License Agreements".

        The Company presently has all rights to Endostatin(TM) protein, Angiostatin(R) protein, 2ME, and thalidomide analogs. Additionally, the Company has entered into an agreement with the NCI for the preclinical and clinical development of Endostatin(TM) protein. This agreement provides useful support for these programs while preserving the Company's opportunities for commercialization either alone or with a corporate partner. The Company may, in the future, consider manufacturing or marketing certain products directly and co-promoting certain products if it believes it is appropriate under the circumstances.

       The Company has no experience in manufacturing or marketing products on a commercial scale and does not have the resources to manufacture or market by itself on a commercial scale any of its product candidates. In the event the Company decides to establish a manufacturing facility, the Company will require substantial additional funds, and will be required to hire and train significant additional personnel and comply with the extensive Good Manufacturing Practice regulations applicable to such a facility.

PATENTS AND PROPRIETARY RIGHTS

       The Company's success will depend in part on its ability to obtain patent protection for its products, both in the United States and abroad. The patent position of biotechnology and pharmaceutical companies, in general, is highly uncertain and involves complex legal and factual questions.

       The intellectual property that the Company has licensed exclusively from Children's Hospital includes three pending U.S. patent applications and seven issued patents covering Angiostatin(R) protein, nucleic acid coding for the Angiostatin(R) protein, the use of Angiostatin(R) protein as a therapeutic agent and the use of Angiostatin(R) protein as a diagnostic agent. The Company has two U.S. patent applications directed to peptides and proteins that bind specifically to Angiostatin(R) protein.

       The Company also has an exclusive, worldwide license from Children's Hospital which includes nine pending U.S patent applications and three issued patents covering the thalidomide molecule and thalidomide analogs as antiangiogenic agents for the treatment of a wide variety of diseases that are caused by uncontrolled angiogenesis. These patent applications also include composition of matter coverage for certain thalidomide analogs. Composition of matter patent protection is not available for the molecule "thalidomide". The Company is aware of several other issued patents covering certain non-antiangiogenic uses of thalidomide. Although the Company believes that the claims in such patents will not interfere with the Company's proposed use of thalidomide, there can be no assurance that the holders of such patents will not be able to exclude the Company from using thalidomide for other non-antiangiogenic uses of thalidomide. The Company has entered into a license agreement with Celgene Corporation under which the Company has licensed to Celgene the use of thalidomide for treatment of antiangiogenic-mediated diseases.

       In addition, the Company has licensed technology from Children's Hospital which covers molecules related to estrogenic compounds, such as 2ME, that are anti-mitotic agents and antiangiogenic compounds. There are five pending U.S. patent applications and two issued U.S. patents covering this technology. One of the patent applications covers estrogenic-related compounds with anti-fungal activity.

       The Company has also exclusively licensed from Children's Hospital nine pending U.S. patent applications and one issued patent covering the Endostatin(TM) protein, nucleic acid coding for the Endostatin(TM) protein, the use of Endostatin(TM) protein as a therapeutic agent and the use of Endostatin(TM) protein as a diagnostic agent. The patent applications also cover the combination of Endostatin(TM) protein and other chemotherapeutic agents, such as Angiostatin(R) protein, as a therapeutic composition.

       The Company has two U.S. patent applications pending and two issued patents covering the device and method for introducing substances into cells by flow electroporation. One of these patents has been licensed from the Center for Blood Research Laboratories at Harvard University. These patent applications and patents cover the electroporation chamber in the device, the overall electroporation device and the treatment of a wide variety of diseases using cells that have been treated in the electroporation device. One of the issued patents has been exclusively licensed from the CBRL.

       Patent applications corresponding to the above described U.S. patent applications have been filed in Europe, Japan, Canada and other selected countries.

       The Company has registered the mark ENTREMED and the mark ANGIOSTATIN in the U.S. Patent and Trademark Office and has filed trademark applications in the U.S. Patent and Trademark Office for the marks "ENDOSTATIN" "VASCULOSTATIN", "THERAMED", "ENTREVEST", "WE'RE NOT MAKING BETTER BLOOD, WE'RE MAKING BLOOD BETTER" "THE ANGIOGENESIS COMPANY", "METASTATIN" and "DOING WELL BY DOING GOOD".

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

       Furthermore, the enactment of the legislation implementing the General Agreement on Tariffs and Trade ("GATT") has resulted in certain changes to United States patent laws that became effective on June 8, 1995. Most notably, the term of patent protection for patent applications filed on or after June 8, 1995 is no longer a period of seventeen years from the date of grant. The new term of a United States patent will commence on the date of issuance and terminate twenty years from the earliest effective filing date of the application. Because the time from filing to issuance of biotechnology patent application is often more than three years; a twenty-year term from the effective date of filing may result in a substantially shortened term of patent protection, which may adversely impact the Company's patent position if this change results in a shorter period of patent coverage. The Company's business could be adversely affected to the extent that the duration and level of the royalties it is entitled to receive from a collaborative partner is based on the existence of a valid patent.

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

       Thalidomide is regulated by the FDA's Center for Drug Evaluation and Research. Although only recently approved for sale in the U.S. for limited indications, thalidomide has been used as an investigational agent to treat thousands of patients for leprosy and other diseases. The Company has filed an IND application and started Phase II trials in macular degeneration, a leading cause of blindness, and expects that the analysis of these results, together with availability of necessary funding, could determine whether Phase III trials may be attempted. The NCI, in collaboration with Celgene and the Company, has begun Phase II trials in breast cancer, prostate cancer, brain cancer and Kaposi's sarcoma. The Company has also filed an IND and initiated clinical studies at the Dana Farber Institute in Boston to study the effects of thalidomide in combination with BCNU in brain cancer patients. An additional brain cancer study under NCI's IND in collaboration with the Radiation Oncology Treatment Group has been initiated. Thalidomide must meet the standard regulatory requirements of any new drug, and successful Phase III clinical trials will be necessary to form the basis of an NDA. All future clinical trials with thalidomide will be the responsibility of Celgene. See "--Collaborations and License Agreements", Celgene Corporation.

       Analogs of thalidomide and 2ME may be regulated as new chemical entities by the FDA's Center for Drug Evaluation and Research. Although analogs of thalidomide are in the discovery phase of research, it is expected that as new chemical entities are discovered complete preclinical toxicology studies will be required prior to studies in humans. 2ME is in late preclinical research, with an IND filing for Phase I trials anticipated in 1999. The remainder of the developmental and regulatory requirements will be similar to that of any new drug.

       Angiostatin(R) and Endostatin(TM) proteins, each a naturally occurring substance, are considered biologics and will be regulated by the FDA's Center for Biologics Evaluation and Research. As genetically engineered and endogenous proteins, Angiostatin(R) protein and Endostatin(TM) protein will face unique and specific regulation hurdles, such as those related to the manufacture of the products and the behavior of the products in the body. The regulatory requirements for recombinant proteins have been developed for other endogenous molecules (e.g., Epogen(TM), Neupogen(TM) and interferons) and Angiostatin(R) protein and Endostatin(TM) protein are expected to follow these established guidelines. Successful preclinical studies and Phase I, II and III trials will be necessary to form the basis for a BLA. The Company has assumed responsibility for conducting these clinical studies with Angiostatin(R) protein. See "--Collaborations and License Agreements", Bristol-Myers Squibb Company.

       The cell permeation technology, and specifically IHP-treated red blood cells, will be regulated by the FDA's Center for Biologics Evaluation and Research. In 1997, the FDA responded to a letter from the Company requesting a product jurisdiction determination, designating the Center for Biologics Evaluation and Research as the agency component with primary jurisdiction for the premarket review and regulation of the product. The product will be reviewed as a medical device under the premarket application ("PMA") provisions of the Federal Food, Drug and Cosmetic Act (described below). Historically, the FDA's Office of Blood Research and Review has had the most expertise and experience in regulating blood, apheresis equipment and disposables associated with the processing of human blood. Further development for IHP-treated blood is expected to follow a similar path to that of any therapeutic biologic, with successful completion of Phase I, Phase II and Phase III trials required to precede the filing of a PMA. As the cell permeation technology requires the use of red blood cells produced from humans, the Company will be required to comply with, or to contract with suppliers that comply with, stringent regulation of blood component collection. That regulation is designed to protect both donors and recipients of blood products and involves significant record-keeping and other burdens.

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

EMPLOYEES

       As of March 26, 1999, the Company had 66 full-time employees, of which 45 were in research and development and 21 were in management and administration. The Company intends to hire additional personnel. The Company also utilizes part-time or temporary consultants on an as-needed basis. None of the Company's employees is represented by a labor union and the Company believes its relations with its employees are satisfactory.

RISK FACTORS

       History of Losses; Accumulated Deficit and Anticipated Future Losses. To date, the Company has been engaged primarily in research and development activities and, with the exception of license fees and research and development funding under the BMS Collaboration and research grants, has not derived any revenues from operations. At December 31, 1998, the Company had an accumulated deficit of approximately $45,300,000 and significant losses have continued and are expected to continue for the foreseeable future. The Company will be required to conduct substantial research and development and clinical testing activities for all of its proposed products, which activities are expected to result in operating losses for the foreseeable future, particularly due to the extended time period before the Company expects to commercialize any products, if ever. In addition, to the extent the Company relies upon others for development and commercialization activities, the Company's ability to achieve profitability will be dependent upon the success of such third parties. There can be no assurance that the Company will be able to generate revenues from operations or achieve profitability on a sustained basis, if at all.

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

       Angiostatin(R) protein, Endostatin(TM) protein, 2ME and thalidomide analogs, are at the preclinical stages of development. These product candidates have only been tested on animals and not on humans. Although these product candidates have demonstrated some success in preclinical studies in combating tumors in mice, there is no assurance that the agents will be similarly effective in combating tumors in humans. Although the scientific community considers the study of mice useful, it is uncertain that agents successful in treating tumors in mice will be either beneficial or non-toxic to humans. In the cancer context, testing on mice occurs under different conditions than testing in people including the manner in which tumors are introduced into mice (injection as opposed to natural development), the genetic make-up of laboratory mice populations (homogeneity as opposed to diversity), tumor location (near the skin as opposed to deep-seated), or other unidentified factors. There are many regulatory steps that must be taken before any of these product candidates will be eligible for FDA approval and subsequent sale, including the completion of preclinical (animal) and clinical (human) trials. With the exception of thalidomide, the Company does not expect any of its product candidates to be commercially available for several years, if ever.

       Thalidomide is currently in Phase II of human clinical trials for cancer indications. Thalidomide has received orphan drug designation from the FDA as a treatment for Kaposi's sarcoma, a form of skin cancer most frequently associated with AIDS, and for primary brain malignancies. Celgene, to whom the Company has licensed the rights to commercialize thalidomide, has received approval from the FDA to market thalidomide for the treatment of erythema nodosum leprosum, an inflammatory skin condition of some leprosy patients. The Food and Drug Administration, however, has not yet approved the marketing and sale of thalidomide for cancer. The Company and Celgene still must pass significant regulatory hurdles before thalidomide will be promoted for the treatment of cancer, if ever.

       Uncertainties Related to Clinical Trials. Before obtaining regulatory approvals for the commercial sale of its products, the Company or its collaborative partners will be required to demonstrate through preclinical studies and clinical trials that the proposed products are safe and effective for use in each target indication. The majority of the Company's product candidates, including Endostatin(TM) protein, Angiostatin(R) protein, 2ME and thalidomide analogs, have only been subjected to preclinical studies and have not yet been taken to clinical trials. The results from preclinical studies and early clinical trials may not be predictive of results that will be obtained in large-scale testing, and there can be no assurance that the clinical trials conducted by the Company or its partners will demonstrate sufficient safety and efficacy to obtain the required regulatory approvals or will result in marketable products.

       In the future, the Company or its collaborative partners will be required to conduct clinical trials for Endostatin(TM) protein, Angiostatin(R) protein, 2ME and thalidomide analogs. The Company has limited experience in conducting clinical trials and intends to rely primarily on pharmaceutical companies, the NCI, and contract research organizations with which it may collaborate in the future for clinical development and regulatory approval of its product candidates. The Company cannot guarantee that the clinical trials conducted by it or its partners will demonstrate sufficient safety and efficacy to obtain the required regulatory approvals or will result in marketable products.

       Clinical trials are often conducted with patients having the most advanced stages of disease. During the course of treatment, these patients can die or suffer other adverse medical effects for reasons that may not be related to the pharmaceutical agent being tested, but which can nevertheless affect clinical trial results. Various companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after attaining promising results in earlier trials. Clinical trials for the product candidates being developed by the Company and its collaborators may be delayed by many factors, including that potential candidates for testing are limited in number. Any delays in, or termination of, the clinical trials of any of the Company's product candidates, or the failure of any clinical trials to meet applicable regulatory standards, could have a material adverse effect on the Company's business, financial condition and results of operations.

       Marketing Risks Related to the History of Thalidomide. One of the Company's potential products, thalidomide, is believed to have caused severe birth defects in children during the late 1950s and early 1960s. Although the Company believes that the characteristics of thalidomide that may have affected fetal development and caused birth defects by blocking new blood vessel growth may make thalidomide useful in the prevention and treatment of angiogenic disorders, there can be no assurance that clinical trials with the drug will demonstrate its safety and efficacy or that the drug will not be associated with other characteristics that prevent or limit its commercial use.

       If thalidomide is demonstrated to be safe and effective for use in treating angiogenic disorders, the Company may face difficulties in gaining public acceptance of the drug based on its history of causing birth defects. This may adversely affect the marketing efforts of its collaborator, Celgene Corporation. In addition, the Company may be subject to liability arising out of any adverse effects of thalidomide. Pursuant to its agreement with Celgene Corporation, Celgene has agreed to indemnify the Company from any liability that may arise from its sales of thalidomide. However, there can be no assurance that the Company will be protected from such liability and the possible related losses.

       Dependence on Collaborative Partners and Licensees. The Company's strategy is to grant the right to conduct development, manufacturing, commercialization and marketing activities relating to certain of the Company's antiangiogenesis technologies to collaborative partners. Accordingly, the Company is substantially dependent on these partners for the development, funding and commercial success of any of these product candidates. Payments from collaborative partners may constitute a substantial portion of the Company's revenues for the next several years. In the event a selected collaborative partner were to fail to conduct its collaborative activities successfully and in a timely manner, the preclinical and clinical development or commercialization of the licensed antiangiogenesis product candidates would be delayed or terminated. Any such delay or termination could have a material adverse effect on the Company's business, financial condition and results of operations. The success of any collaboration will depend in part upon a collaborative partner's own competitive, marketing and strategic considerations, including the relative advantages of alternative products being developed and marketed by the collaborative partner and its competitors. In addition, if a partner is unsuccessful in commercializing any product candidates, the Company's business, financial condition and results of operations would be materially adversely affected.

       The Company has sublicensed to Celgene Corporation all of the rights to commercialize and sell thalidomide worldwide. The Company will receive royalties on all sales of thalidomide by Celgene. The success of the Celgene relationship and the marketing of thalidomide will depend, in part, on Celgene's own competitive, marketing, and strategic considerations, including the relative advantages of alternative products being developed and marketed by its competitors. In addition, if Celgene is not successful in marketing thalidomide, the Company would be materially adversely affected.

       The Company has relationships with collaborators at academic and other institutions who conduct research either on the Company's behalf or whose research the Company has the right to license and use. The Company's primary research collaboration is with Children's Hospital. To date, the Company has received licenses from Children's Hospital for Endostatin(TM) protein, Angiostatin(R) protein, 2ME, thalidomide, and thalidomide analogs. The Company's agreement with Children's Hospital is scheduled to expire in October 1999. The Company may choose to or be unable to renew the agreement. The expiration of this collaboration may adversely impact the Company's ability to acquire future product candidates and adversely impact on the Company's business.

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

       Uncertainty as to the Commercial Feasibility of Manufacturing Endostatin(TM) Protein. The Company has entered into an agreement with Covance Biotechnology Services, Inc. under which Covance is responsible for producing sufficient amounts of Endostatin(TM) protein for preclinical toxicology studies and for scaling-up the production of Endostatin(TM) protein in commercial quantities under GMP conditions for clinical trials. The Company is reliant on Covance for the production of sufficient quantities of Endostatin(TM) protein to complete clinical studies. If the Company is required to change to a new manufacturer, if any suitable manufacturer can be found, significant additional time and funds would be required for technology transfer and testing. Delays in Covance's scale-up to commercial quantities could result in delays of the Company's clinical trials, regulatory submissions, and commercialization. There is no assurance that it will be possible to manufacture commercial quantities of Endostatin(TM) protein in a cost-effective manner.

       Future Capital Needs and Commitments; Uncertainty of Additional Funding. The Company has incurred negative cash flows since inception and has expended, and expects to continue to expend, substantial funds to continue its research and development programs. The Company anticipates that its existing resources will be sufficient to meet the Company's planned expenditures during 1999, although there can be no assurance that the Company will not require additional funds. There can be no assurance that the results of research and development activities, progress of preclinical studies or clinical trials, changes in or terminations of relationships with strategic partners, changes in the focus, direction or costs of the Company's research and development programs, competitive and technological advances, the regulatory approval process or other factors will not result in the expenditure of the Company's resources before such time. The Company will require substantial funds in addition to existing working capital to develop its product candidates and otherwise to meet its business objective.

       The Company is a party to external research programs and materials production costs requiring it to fund $6,000,000 through 2000 (including $1,000,000 to Children's Hospital). Pursuant to the terms of certain license agreements, the Company is also obligated to exercise diligence in bringing potential products to market and to make certain milestone payments that, in some instances, are substantial. The Company's failure to make any required sponsored research or milestone payment could result in the termination of the relevant sponsored research or license agreement, which could have a material adverse effect on the Company.

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

       Uncertainty of Government Regulatory Requirements; Lengthy Approval Process. The Company's research, development, preclinical and clinical trials, manufacturing and marketing of most of its product candidates are subject to an extensive regulatory approval process by the the FDA and other regulatory agencies in the United States and abroad. The process of obtaining FDA and other required regulatory approvals for drug and biologic products, including required preclinical and clinical testing, is lengthy, expensive and uncertain. There can be no assurance that, even after such time and expenditures, the Company will be able to obtain necessary regulatory approvals for clinical testing or for the manufacturing or marketing of any products. The Company or its collaborators may encounter significant delays or excessive costs in their efforts to secure necessary approvals or licenses. Even if regulatory clearance is obtained, a marketed product is subject to continual review, and later discovery of previously unknown defects or failure to comply with the applicable regulatory requirements may result in restrictions on a product's marketing or withdrawal of the product from the market as well as possible civil or criminal sanctions.

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

       If companies, other than Celgene, were to get FDA approval to market thalidomide for other disease indications, "off-label" use of thalidomide could adversely affect the Company's business and operations. The Company is aware of other companies engaged in the development of thalidomide for various disease indications. Although the FDA does not permit a manufacturer or distributor to market or promote an approved drug for an unapproved "off label" use or dosage level, under its "practice of medicine" policy, the FDA generally does not prohibit a physician from prescribing an approved drug product for an unapproved use or dosage. In addition, the FDA has from time to time proposed to liberalize its restrictions on the dissemination of off-label information.

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

Version 5                              29

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

       Composition of matter patent protection is not available for thalidomide and 2ME. The Company has secured use patents for the use of thalidomide for the treatment of angiogenic diseases and the use of 2ME for the treatment of angiogenic diseases. The Company is aware of several issued patents covering certain non-antiangiogenic uses of thalidomide. Although the Company believes that the claims in such patents will not interfere with the Company's proposed use of thalidomide, there can be no assurance that the holders of such patents will not be able to exclude the Company from using thalidomide for other non-antiangiogenic uses of thalidomide.

       The enactment of the legislation implementing the General Agreement on Tariffs and Trade has resulted in certain changes to United States patent laws that became effective on June 8, 1995. Most notably, the term of patent protection for patent applications filed on or after June 8, 1995 is no longer a period of seventeen years from the date of grant. The new term of a United States patent will commence on the date of issuance and terminate twenty years from the earliest effective filing date of the application. As the time from filing to issuance of biotechnology patents is often more than three years, a twenty-year term from the effective date of filing may result in a substantially shortened term of patent protection, which may adversely impact the Company's patent position. If this change results in a shorter period of patent coverage, the Company's business could be adversely affected to the extent that the duration and level of the royalties it is entitled to receive from a collaborative partner is based on the existence of a valid patent.

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

       Dependence Upon Key Personnel and Consultants. The Company is dependent on certain of its executive officers and scientific personnel, including John W. Holaday, Ph.D., the Company's Chairman, President and Chief Executive Officer. The Company has entered into a three-year employment agreement with Dr. Holaday effective January 1, 1999. Competition for qualified employees among pharmaceutical and biotechnology companies is intense, and the loss of certain of such persons, or an inability to attract, retain and motivate additional highly skilled scientific, technical and management personnel, could materially adversely affect the Company's business and prospects. There can be no assurance that the Company will be able to retain its existing personnel or attract and retain additional qualified employees.

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

       Uncertainty Related to Health Care Reimbursement and Reform Measures. The Company's success may depend, in part, on the extent to which reimbursement for the costs of therapeutic products and related treatments will be available from third-party payors such as government health administration authorities, private health insurers, managed care programs and other organizations. Over the past decade, the cost of health care has risen significantly, and there have been numerous proposals by legislators, regulators and third-party health care payors to curb these costs. Some of these proposals have involved limitations on the amount of reimbursement for certain products. There can be no assurance that similar federal or state health care legislation will not be adopted in the future or that any products sought to be commercialized by the Company or its collaborators will be considered cost-effective or that adequate third-party insurance coverage will be available for the Company to establish and maintain price levels sufficient for realization of an appropriate return on its investment in product development. Moreover, the existence or threat of cost control measures could have an adverse effect on the willingness or ability of potential collaborators to pursue research and development programs related to the Company's product candidates.

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

       The manufacture of pharmaceutical products can be an expensive, time consuming, and complex process. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, and shortages of personnel. Delays in formulation and scale-up to commercial quantities could result in additional expense, delays in the Company's clinical trials, regulatory submissions, and commercialization. The manufacturing processes for several of the small molecules and proteins the Company is developing as product candidates have not yet been tested at commercial levels, and there can be no assurance that it will be possible to manufacture these materials in a cost-effective manner.

       Any manufacturer of the Company's product candidates will be subject to applicable GMP prescribed by the FDA or other rules and regulations prescribed by foreign regulatory authorities. The Company cannot guarantee that it or any of its collaborators will be able to enter into or maintain relationships either domestically or abroad with manufacturers whose facilities and procedures comply or will continue to comply with GMP and who are able to produce the Company's small molecules and proteins. Should manufacturing agreements be entered into, the Company and its collaborators will be dependent on such manufacturers for continued compliance with GMP. Failure by a manufacturer of the Company's products to comply with GMP could result in significant time delays or the Company's inability to commercialize or continue to market a product. Changes in the Company's manufacturers could require new product testing and facility compliance inspections. In the United States, failure to comply with GMP or other applicable legal requirements can lead to federal seizure of violative products, injunctive actions brought by the federal government, and potential criminal and civil liability on the part of a company and its officers and employees.

       The Exercise of Outstanding Options and Warrants Will Dilute the Value of Common Stock Shares. The Company has outstanding options and warrants to purchase an aggregate of 2,650,689 shares of Common Stock at a weighted average exercise price of $9.85 per share. Holders of such options and warrants are likely to exercise them when, in all likelihood, the Company could obtain additional capital on terms more favorable than those provided by the options and warrants. In addition, the exercise of such options and warrants will result in dilution to the interests of the Company's stockholders to the extent that the exercise price is less than the fair market value of the Common Stock. See
Part II Item 5 "Market for Registrant's Common Equity and Related Stockholder Matters".

       Risks Related to Potential Year 2000 Problems. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, those computer programs having time-sensitive software would recognize a date using "00" as the year 1900 rather than the year 2000.

       Based on a recent assessment, the Company determined that its accounting software will need to be updated or modified. This should be accomplished through updates from the software manufacturer. However, if such updates are not made, or are not completed on a timely basis, the Year 2000 issue could have a material impact on the Company.

       The Company has queried its most significant supplier that does not also share information systems with the Company. To date, the Company is not aware that this, or any other supplier, has a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that suppliers will be Year 2000 ready. The inability of suppliers to complete the Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by suppliers is not determinable.

       The Company anticipates no other Year 2000 problems which are reasonably likely to have a material adverse effect on the Company's operations. There can be no assurance, however, that such problems will not arise.

       The Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, and other factors. Estimates on the status of completion and the expected completion dates are based on costs incurred to date compared to total expected costs. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

ITEM 2.      PROPERTIES

       The Company has leased a new and larger facility with an aggregate of approximately 46,000 square feet of office space (approximately 32,000 square feet of which is laboratory space) in Rockville, Maryland pursuant to a lease. The lease expires in October 2008. The lease provides for total annual rent payments of approximately $658,000 during 1999, subject to specified annual increases. In addition, the Company expects to pay approximately $89,000 in 1999 under prior lease agreements during the transition to the new company facility.

ITEM 3.      LEGAL PROCEEDINGS

       The Company is a defendant in a lawsuit initiated in August 1995 in the United States District Court for the Eastern District of Tennessee by Bolling, McCool & Twist ("BMT"), a consulting firm. In the suit, BMT asserts that the Company breached an agreement between BMT and the Company by failing to pay BMT certain fees it asserts are owed under the agreement. More specifically, BMT has asserted a claim for the payment of services rendered in the approximate amount of $50,000 and seeks a success fee in an unspecified amount in connection with the BMS Collaboration. The judge in the case bifurcated the proceeding into two phases: an adjudication of whether the Company breached its agreement with BMT and then a damage phase. After a trial on the merits the jury found in favor of BMT on the breach of contract claim. A trial to determine damages had been scheduled for April 14, 1998. However, on April 6, 1998, the court issued an Order pursuant to which damages were limited to those arising during the term of the Agreement, which terminated on November 1, 1995. Damages for this period amount to approximately $50,000 plus a possible charge for interest. The damage portion of the trial has been postponed while the court reviews certain submissions requested by the court. A hearing on certain of these submissions will be held on April 19, 1999. Despite the jury verdict on the breach of contract claim and the court's limitation with respect to damages, the Company is unable to predict with certainty the eventual outcome of the lawsuit. The Company intends to continue to contest the action vigorously and believes that this proceeding will not have a material adverse effect on the Company or on its financial condition, although there can be no assurance that this will be the case.

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

                                                                      COMMON STOCK
                                                                       PRICE RANGE
                                                                       -----------
  1997                                                           HIGH                LOW
  ----                                                           ----                ---
  First Quarter (January 1, 1997 - March 31, 1997)              $18.50              $12.25
  Second Quarter (April 1, 1997 - June 30, 1997)                 14.75                8.50
  Third Quarter (July 1, 1997 - September 30, 1997)              12.75                8.875
  Fourth Quarter (October 1, 1997 - December 31, 1997)           15.50                6.50

  1998
  ----
  First Quarter (January 1, 1998 - March 31, 1998)              $15.75               $9.75
  Second Quarter (April 1, 1998 - June 30, 1998)                 85.00               11.375
  Third Quarter (July 1, 1998 - September 30, 1998)              36.125              15.375
  Fourth Quarter (October 1, 1998 - December 31, 1998)           35.75               20.50

  1999
  ----
  First Quarter (January 1, 1999 - March 19, 1999)              $35.3125            $12.00



       At March 19, 1999, there were approximately 794 shareholders of record, and as of that date, the Company estimates there were approximately 20,922 beneficial owners holding stock in nominee or "street" name.

       The Company has not paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future.

       In June 1996, the Registrant issued to Bristol-Myers Squibb Company 333,333 shares of Common Stock at a purchase price of $15.00 per share.

       In January through March 1996, the Registrant issued an aggregate of 83,991 shares of Common Stock to Samuel R. Dunlap, Jr., and a director of the Registrant, upon the exercise of stock options exercisable at $1.50 per share.

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

       During the year ended December 31, 1998, the Registrant issued an aggregate of 869,263 shares of Common Stock upon the exercise of stock options and warrants for an aggregate consideration of $4,748,740 at exercise prices ranging from $1.50 to $15.00 per share.

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

ITEM 6.      SELECTED FINANCIAL DATA

            Information required by this item is as follows:

                                                                          Year Ended December 31
                                                                          -----------------------
STATEMENTS OF OPERATIONS DATA:              1998              1997                  1996                 1995                 1994
                                       ---------------------------------------------------------------------------------------------
Revenues
     Collaborative research
          and development                 $  4,473,131       $  4,342,369      $  4,425,000      $    347,501        $          -
     License fees                              200,000            200,000           200,000            16,667                   -
     Grant revenues                            472,677            215,119                 -           347,001              90,185
      Other                                     15,675                  -                 -                 -                   -
Total revenues                               5,161,483          4,757,488         4,625,000           711,169              90,185

Expenses:
     Research and development               15,084,993          8,998,705         7,553,793         5,939,512           3,673,929
     General and administrative              5,760,215          4,915,724         3,435,501         2,458,976           1,549,705
     Interest expense                                -              1,418            27,267            65,754                   -
     Interest income                        (2,169,955)        (2,621,630)       (1,621,729)          (44,854)            (18,993)

Net loss (basic and diluted)              $(13,513,770)        (6,536,729)     $ (4,769,832)     $ (7,708,219)       $ (5,114,456)

Net loss per share (basic and diluted)    $      (1.07)      $      (0.54)     $      (0.50)     $      (1.41)       $      (1.09)

Weighted average number of
     shares outstanding                     12,681,824         12,158,372         9,532,671         5,485,763           4,712,776

Pro forma net loss per share(1)                                                $      (0.46)     $      (1.03)

Pro forma weighted average
         number of shares
         outstanding (1)                                                         10,422,781         7,485,763

BALANCE SHEET DATA:
Cash and cash equivalents
    and short-term investments            $ 35,171,060       $ 45,245,071      $ 52,720,829      $  6,885,099        $    218,619
Working capital                             29,269,715         41,454,371        49,049,124         5,689,810            (332,427)
Total assets                                39,574,003         47,838,663        54,146,339        10,146,383             843,742
Deferred revenue, less
    current portion                                  -          1,341,666         2,236,666         2,741,666                   -
Accumulated deficit                        (45,307,302)       (31,793,532)      (25,256,803)      (20,486,971)        (12,778,752)
Total stockholders' equity                  33,188,064         41,953,094        47,694,191         3,601,260             292,696

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. See"-- Risk Factors".

OVERVIEW

       Since its inception in September 1991, the Company has devoted substantially all of its efforts and resources to sponsoring and conducting research and development on its own behalf and through collaborations with corporate partners and academic research and clinical institutions, and establishing its facilities and hiring personnel.

       With the exception of license fees and research and development funding from Bristol-Myers Squibb and certain research grants, the Company has not generated any revenue from operations. For the period from inception to December 31, 1998, the Company incurred a cumulative net loss of approximately $45,300,000. The Company has incurred additional losses since such date and expects to incur additional operating losses for the foreseeable future. In December 1995, the Company entered into the BMS Collaboration and, through December 31, 1998, had received approximately $17,075,000 in license and research and development fees and expense reimbursements and $11,500,000 in equity investments pursuant to this alliance. The Company expects that its revenue sources for at least the next several years will include royalty payments from Celgene's sales of thalidomide, and research grants and future collaboration payments from collaborators under arrangements that may be entered into in the future. The timing and amounts of such revenues, if any, will likely fluctuate sharply and depend upon the achievement of specified milestones, and results of operations for any period may be unrelated to the results of operations for any other period. See "Business -- Collaborations and License Agreements".

RESULTS OF OPERATIONS

       Years Ended December 31, 1998, 1997, and 1996.

        Revenues under collaborative research and development agreements were approximately $4,473,000, $4,342,000, and $4,425,000 and license fees were $200,000, in each of the years ended December 31, 1998, 1997, and 1996. The collaborative research and development fees relate to the amortization over five years of a one-time payment of $2,500,000 ($500,000, was recognized in each of 1998, 1997 and 1996); the amortization of the semi-annual payments of $1,835,000 as called for under the BMS Collaboration ($3,670,000, was recognized in each of 1998, 1997 and 1996); and $303,000, $172,000 and
$255,000 recognized in 1998, 1997 and 1996, respectively, as reimbursement for clinical studies. The license fees represent the amortization over five years of a one-time $1,000,000 license fee under the BMS Collaboration, a portion of which was paid to Children's Hospital. In 1998, there were grant revenues of approximately

$455,000 from a Small Business Innovative Research program from the National Institutes of Health and $215,000 in 1997.

       Research and development expenses increased by 19.1% from approximately $7,554,000 in 1996 to $8,999,000 in 1997 and in 1998 increased by 67.6% over
1997 to approximately $15,085,000, due primarily to increased efforts in the Company's internal and sponsored research and product development programs related to its antiangiogenesis and blood cell permeation technologies. Research and development expenditures included sponsored research payments of approximately $5,677,000, $3,700,000, and $3,461,000 and internal research and development expenses of approximately $9,408,000, $5,300,000, and $4,093,000 in 1998, 1997 and 1996, respectively.

       General and administrative expenses increased by 17.2% in 1998 to approximately $5,760,000 from $4,916,000 in 1997 and increased by 43.1% in 1997 from $3,436,000 in 1996. The increases resulted primarily from increases in administrative costs associated with adding administrative staff to support the research and collaborative efforts the Company is conducting, investigating potential strategic relationships, obtaining professional services, and costs associated with becoming a public company. Interest income increased from $1,622,000 to $2,622,000 in 1996 and 1997, respectively, and fell to $2,170,000 in 1998. The 1997 increase was due to the Company investing the net proceeds from the IPO and the BMS Collaboration in interest-bearing securities. The 1998 decrease was due to decreases in cash balances. The Company had interest expense of approximately $1,400, and $27,000 in 1997 and 1996, respectively, as a result of capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

       From inception through December 31, 1998, the Company financed its operations from (i) the net proceeds of private placements of equity securities which raised approximately $17,000,000, (ii) payments from Bristol-Myers Squibb, including $9,700,000 received in December 1995 (of which $6,500,000 was an equity investment), $11,535,000 received in 1996 (of which $5,000,000 was an equity investment), $3,670,000 in 1997, and $3,670,000 in 1998, (iii)
various grants from the World Health Organization and Small Business Innovation Research ("SBIR") grants totaling approximately $1,107,000, (iv) its June 1996 Initial Public Offering ("IPO") which raised net proceeds of approximately $43,541,000 and (v) proceeds of approximately $654,000 under capital leases.

       Bristol-Myers Squibb is obligated to make a final payment to the Company of $611,667 in June 1999.

       At December 31, 1998, the Company had working capital of approximately $29,300,000. The Company's cash resources have been used to finance research and development, including sponsored research, capital expenditures, including leasehold improvements to the Company's new facility, and general and administrative expenses. Over the next several years, the Company expects to incur substantial additional research and development costs, including costs related to early-stage research, preclinical and clinical trials, increased administrative expenses to support its research and development operations and increased capital expenditures for expanded research capacity, various equipment needs and facility improvements.

       At December 31, 1998, the Company was a party to sponsored research agreements requiring it to fund an aggregate of approximately $2,628,000 through 2000 (including $1,000,000 to Children's Hospital) and license agreements requiring milestone payments of up to $4,650,000, of which $915,000 has been paid as of December 31, 1998, and additional payments upon attainment of regulatory milestones. One of the milestones requires the Company to file an IND application with the FDA regarding Angiostatin(R) protein during the fourth quarter of 1999. The failure of the Company to file this IND application could result in a loss of the Company's rights with regard to Angiostatin(R) protein. The Company believes that it will be able to make this filing within the required time period, but no assurance can be given that it will do so.

       The Company is also a party to an office lease expiring in 2008 with total future minimum lease payments of approximately $9,000,000. See Note 11 of Notes to Financial Statements.

       At December 31, 1998, the Company had available net operating loss carryforwards of $53,149,000 to offset any future taxable income for federal tax purposes. The utilization of the loss carryforwards to reduce future income taxes will depend on the Company's ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards begin to expire in the year 2006. However, the Tax Reform Act of 1986 limits the maximum annual use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a corporation. For financial reporting purposes, a valuation allowance has been recognized to reduce the net deferred tax assets to zero due to uncertainties with respect to the Company's ability to generate taxable income in the future sufficient to realize the benefit of deferred income tax assets. See Note 7 of Notes to Financial Statements.

       The Company believes that its existing resources will be sufficient to meet the Company's planned expenditures during 1999, although there can be no assurance the Company will not require additional funds. The Company's working capital requirements will depend upon numerous factors, including the progress of the Company's research and development programs (which may vary as product candidates are added or abandoned), preclinical testing and clinical trials, achievement of regulatory milestones, the Company's corporate partners fulfilling their obligations to the Company, the timing and cost of seeking regulatory approvals, the level of resources that the Company devotes to the development of manufacturing, marketing and sales capabilities, if any, technological advances, the status of competitors, the ability of the Company to maintain existing and establish new collaborative arrangements with other companies to provide funding to the Company to support these activities and other factors. The Company will require substantial funds in addition to the present existing working capital to develop its product candidates and otherwise to meet its business objectives.

YEAR 2000

       The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, those computer programs having time-sensitive software would recognize a date using "00" as the year 1900 rather than the year 2000.

       Based on a recent assessment, the Company determined that its accounting software will need to be updated or modified. This should be accomplished through updates from the software manufacturer. However, if such updates are not made, or are not completed on a timely basis, the Year 2000 issue could have a material impact on the Company.

       The Company has queried its most significant supplier that does not also share information systems with the Company. To date, the Company is not aware that this, or any other supplier, has a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that suppliers will be Year 2000 ready. The inability of suppliers to complete the Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by suppliers is not determinable.

       The Company anticipates no other Year 2000 problems which are reasonably likely to have a material adverse effect on the Company's operations. There can be no assurance, however, that such problems will not arise.

       The Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, and other factors. Estimates on the status of completion and the expected completion dates are based on costs incurred to date compared to total expected costs. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

INFLATION

       Management does not believe that inflation has a material impact on the Company's results of operations.

ITEM 7(a)   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company's interest income is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on the Company's cash equivalents and short-term investments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The response to this item is submitted in a separate section of this report. See Index to Consolidated Financial Statements.

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

  (a) 1.    FINANCIAL STATEMENTS - See index to Consolidated Financial
            Statements.

      2.    Schedules

       All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

      3.    Exhibits

            3.1* Amended and Restated Certificate of Incorporation of the Registrant

            3.1(a)***       Amendment to the Certificate of Incorporation

            3.1(b)****      Certificate of Amendment to Amended and Restated
                            Certificate of Incorporation of EntreMed, Inc.

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

              10.26***      Agreement between Bristol-Myers Squibb and
                            EntreMed, Inc. signed August 5, 1997 regarding
                            Termination of Collaborative Research and License
                            Agreement with Respect to Thalidomide Products

              10.27*****    Amendment to the 1996 Stock Option Plan

              10.28+        License Agreement between Celgene Corporation and
                            EntreMed, Inc. signed December 9, 1998 regarding thalidomide intellectual property

              10.29+        Contract Manufacturing Agreement between Covance
                            Biotechnology Services, Inc. and EntreMed, Inc.
                            signed October 16, 1998 regarding Endostatin(TM) protein

              10.30*****    Employment Agreement dated as of January 1, 1999,
                            between the Registrant and John W. Holaday, Ph.D.

              10.31         Lease Agreement between EntreMed, Inc. and Red Gate
                            III Limited Partnership, dated June 10, 1998

              21            Subsidiaries of the Registrant

              23.1          Consent of Independent Auditors

              27.1          Financial Data Schedule

-------------------------------

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

**** Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1998 previously filed with the Securities and Exchange Commission.

*****         Compensatory Plan or Arrangement.

+ Portions of this Exhibit have been omitted pursuant to a Confidential Treatment Request, which the Company has filed separately with the Securities and Exchange Commission.

-------------------

(b) No reports on Form 8-K were filed during the last quarter of 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ENTREMED, INC.

                        By:         /s/ John W. Holaday, Ph.D.
                                    ---------------------------------------
                                    John W. Holaday, Ph.D., Chairman of the
                                    Board, President and Chief Executive Officer
                                    March 31, 1998

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


              SIGNATURE                                TITLE                                         DATE
              ---------                                ------                                        ----
/s/ John W. Holaday, Ph. D.                   Chairman of the Board and                             3/31/98
----------------------------                   Chief Executive Officer
John W. Holaday, Ph. D.                      (principal executive officer)


/s/ R. Nelson Campbell                          Chief Financial Officer                             3/31/98
----------------------------                   (principal financial and
R. Nelson Campbell                                accounting officer)

/s/ John C. Thomas, Jr.                            Secretary/Treasurer                              3/31/98
----------------------------
John C. Thomas, Jr.

/s/ Donald S. Brooks                                   Director                                     3/31/98
----------------------------
Donald S. Brooks


/s/Samuel R. Dunlap, Jr.
-----------------------
Samuel R. Dunlap, Jr.                                  Director                                     3/31/98

/s/Mark C. M. Randall
-----------------------
Mark C. M. Randall                                     Director                                     3/31/98

/s/Lee F. Meier                                        Director                                     3/31/98
-----------------------
Lee F. Meier

/s/Wendell M. Starke                                   Director                                     3/31/98
-----------------------
Wendell M. Starke


                           ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(a)(1) and (2), (c) and (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1998

                                 ENTREMED, INC.

                              ROCKVILLE, MARYLAND

FORM 10-K - ITEM 14(a)(1) AND (2)

ENTREMED, INC. AND SUBSIDIARIES

List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements of EntreMed, Inc. and subsidiaries are included in Item 8:


Report of Independent Auditors.........................................................................................F-1
Consolidated Balance Sheets as of December 31, 1998 and 1997...........................................................F-2
Consolidated Statements of Operations for the years ended December 31, 1998,
 1997 and 1996.........................................................................................................F-3
Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1998, 1997 and 1996......................................................................................F-4
Consolidated Statements of Cash Flows for the years ended December 31, 1998,
 1997 and 1996.........................................................................................................F-5
Notes to Consolidated Financial Statements.............................................................................F-6

The following consolidated financial statement schedules of EntreMed, Inc. and subsidiaries are included in Item 14(d):

None

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         Report of Independent Auditors

Board of Directors
EntreMed, Inc.

We have audited the accompanying consolidated balance sheets of EntreMed, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EntreMed, Inc. at December 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


Atlanta, Georgia                                      /s/ Ernst & Young LLP
February 10, 1999

                                 EntreMed, Inc.

                           Consolidated Balance Sheets


                                                                                                      DECEMBER 31,
                                                                                             1998                      1997
                                                                                    -----------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                           $    30,818,689          $    18,232,491
   Short-term investments                                                                    4,352,371               27,012,580
   Accounts receivable                                                                         112,383                   84,151
   Interest receivable                                                                         186,927                  520,457
   Prepaid expenses and other                                                                  170,877                   86,095
                                                                                    -----------------------------------------------
Total current assets                                                                        35,641,247               45,935,774

Furniture and equipment, net                                                                 2,979,237                1,498,781

Other assets                                                                                   953,519                  404,108
                                                                                    -----------------------------------------------
Total assets                                                                           $    39,574,003          $    47,838,663
                                                                                    ===============================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                    $     2,093,017          $       683,201
   Accrued liabilities                                                                       1,332,682                1,265,905
   Deferred revenue (Note 5)                                                                 2,945,833                2,532,297
                                                                                    -----------------------------------------------
   Total current liabilities                                                                 6,371,532                4,481,403

Deferred revenue, less current portion (Note 5)                                                      -                1,341,666

Minority interest                                                                               14,407                   62,500

Stockholders' equity:
   Convertible preferred stock, $1.00 par and  $1.50 liquidation value:
      5,000,000 shares authorized, none issued and outstanding at December 31,
        1998 and 1997, respectively                                                                  -                        -
   Common stock, $.01 par value:
      35,000,000 shares authorized, 13,123,031 and 12,253,768 shares issued and
        outstanding at December 31, 1998 and 1997, respectively                                131,230                  122,538
   Additional paid-in capital                                                               78,364,136               73,624,088
   Accumulated deficit                                                                     (45,307,302)             (31,793,532)
                                                                                    -----------------------------------------------
Total stockholders' equity                                                                  33,188,064               41,953,094
                                                                                    -----------------------------------------------
Total liabilities and stockholders' equity                                             $    39,574,003          $    47,838,663
                                                                                    ===============================================

See accompanying notes.

                                 EntreMed, Inc.

                      Consolidated Statements of Operations


                                                                                    YEAR ENDED DECEMBER 31,
                                                                         1998                1997                  1996
                                                              -----------------------------------------------------------------

Revenues:
   Collaborative research and development (Note 5)                  $  4,473,131           $ 4,342,369           $ 4,425,000
   Licensing (Note 5)                                                    200,000               200,000               200,000
   Grant revenues                                                        472,677               215,119                     -
   Other                                                                  15,675                     -                     -
                                                              -----------------------------------------------------------------
                                                                       5,161,483             4,757,488             4,625,000

Costs and expenses:
   Research and development                                           15,084,993             8,998,705             7,553,793
   General and administrative                                          5,760,215             4,915,724             3,435,501
                                                              -----------------------------------------------------------------
                                                                      20,845,208            13,914,429            10,989,294
Interest expense                                                               -                (1,418)              (27,267)
Investment income                                                      2,169,955             2,621,630             1,621,729
                                                              -----------------------------------------------------------------
Net loss                                                            $(13,513,770)          $(6,536,729)          $(4,769,832)
                                                              =================================================================
Net loss per share (basic and diluted)                              $      (1.07)          $     (0.54)          $     (0.50)
                                                              =================================================================
Weighted average number of shares outstanding (basic and
   diluted)                                                           12,681,824            12,158,372             9,532,671
                                                              =================================================================


Pro forma net loss per share                                                                                     $     (0.46)
                                                                                                          =====================
Pro forma weighted average number of
 shares outstanding                                                                                               10,422,781
                                                                                                          =====================




See accompanying notes.

                                 EntreMed, Inc.

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1998, 1997 and 1996

                                                                                        COMMON STOCK           PREFERRED STOCK
                                                                                ------------------------- ------------------------
                                                                                    SHARES        AMOUNT     SHARES        AMOUNT
                                                                                --------------------------------------------------

Balance at January 1, 1996                                                        6,376,588      63,766   3,000,000      3,000,000
   Issuance of common stock for options exercised                                    99,677         997           -              -
   Initial public offering of 3,200,000 shares of common stock and private placement of 333,333 shares at $15.00 per share, net of offering costs of
      approximately $4,459,000                                                    3,533,333      35,333           -              -
   Automatic conversion of preferred stock to common stock
      upon initial public offering                                                2,000,000      20,000  (3,000,000)    (3,000,000)
   Warrants issued for consulting services                                                -           -           -              -
   Net loss                                                                               -           -           -              -
                                                                                --------------------------------------------------
Balance at December 31, 1996                                                     12,009,598     120,096           -              -
   Issuance of common stock for options and
       warrants exercised                                                           244,170       2,442           -              -
   Warrants issued for consulting services                                                -           -           -              -
   Net loss                                                                               -           -           -              -
                                                                                --------------------------------------------------
Balance at December 31, 1997                                                     12,253,768    $122,538           -  $           -
   Issuance of common stock for options and
      warrants exercised                                                            869,263       8,692           -              -
   Net loss                                                                               -           -           -              -
                                                                                --------------------------------------------------
Balance at December 31, 1998                                                     13,123,031    $131,230           -  $           -
                                                                                ==================================================


                                                                                       ADDITIONAL
                                                                                        PAID-IN     ACCUMULATED
                                                                                        CAPITAL       DEFICIT         TOTAL
                                                                                  -----------------------------------------------
Balance at January 1, 1996                                                             21,024,465     (20,486,971)     3,601,260
   Issuance of common stock for options exercised                                         225,002               -        225,999
   Initial public offering of 3,200,000 shares of common stock and private placement of 333,333 shares at $15.00 per share, net of offering costs of
      approximately $4,459,000                                                         48,505,431               -     48,540,764
   Automatic conversion of preferred stock to common stock
      upon initial public offering                                                      2,980,000               -              -
   Warrants issued for consulting services                                                 96,000               -         96,000
   Net loss                                                                                     -      (4,769,832)    (4,769,832)
                                                                                  -----------------------------------------------
Balance at December 31, 1996                                                           72,830,898     (25,256,803)    47,694,191
   Issuance of common stock for options and
       warrants exercised                                                                 502,190               -        504,632
   Warrants issued for consulting services                                                291,000               -        291,000
   Net loss                                                                                     -      (6,536,729)    (6,536,729)
                                                                                  -----------------------------------------------
Balance at December 31, 1997                                                          $73,624,088    $(31,793,532)   $41,953,094
   Issuance of common stock for options and
      warrants exercised                                                                4,740,048               -      4,748,740
   Net loss                                                                                     -     (13,513,770)   (13,513,770)
                                                                                  -----------------------------------------------
Balance at December 31, 1998                                                          $78,364,136    $(45,307,302)   $33,188,064
                                                                                  ===============================================

See accompanying notes.

                                 EntreMed, Inc.

                      Consolidated Statements of Cash Flows


                                                                                      YEAR ENDED DECEMBER 31
                                                                             1998               1997              1996
                                                                       ------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                   $(13,513,770)       $(6,536,729)      %(4,769,832)
Adjustments to reconcile net loss to net cash used by operating activities:
      Depreciation and amortization                                             740,847            336,668           190,960
      Stock and warrants issued for compensation and consulting
        expense                                                                       -            291,000            96,000
      Minority interest                                                         (48,093)            18,358                 -
      Changes in assets and liabilities:
        Accounts receivable                                                     (28,232)           (84,151)        2,500,000
        Interest receivable                                                     333,530           (118,784)         (397,657)
        Prepaid expenses and other                                             (134,193)             9,075           (98,360)
        Accounts payable                                                        998,059             82,898           233,053
        Accrued liabilities                                                      66,777            308,187           615,942
        Deferred revenue (Note 5)                                              (928,130)          (871,870)         (589,999)
                                                                       ------------------------------------------------------
Net cash used by operating activities                                       (12,513,205)        (6,565,348)       (2,219,893)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                                         (12,257,054)       (32,014,130)      (34,563,369)
Maturities of short-term investments                                         34,917,263         24,671,173        14,893,746
Other investments                                                              (500,000)          (300,000)         (100,000)
Purchases of furniture and equipment                                         (1,809,546)        (1,010,890)         (215,027)
                                                                       ------------------------------------------------------
Net cash used by investing activities                                        20,350,663         (8,653,847)      (19,984,650)

CASH FLOWS FROM FINANCING ACTIVITIES
Sales of common stock                                                         4,748,740            504,632        48,766,763
Payment of lease obligation                                                           -           (104,152)         (396,113)
                                                                       ------------------------------------------------------
Net cash provided by financing activities                                     4,748,740            400,480        48,370,650
                                                                       ------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                         12,586,198        (14,818,715)       26,166,107
Cash and cash equivalents at beginning of year                               18,232,491         33,051,206         6,885,099
                                                                       ------------------------------------------------------
Cash and cash equivalents at end of year                                   $ 30,818,689       $ 18,232,491     $  33,051,206
                                                                       ======================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NONCASH
   INVESTMENT AND FINANCING ACTIVITIES
Interest paid                                                              $          -       $      1,418     $      27,267
                                                                       ======================================================


Purchase of furniture and equipment in exchange for minority interest      $          -       $          -     $      44,118
                                                                       ======================================================

See accompanying notes.

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1998, 1997 and 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

EntreMed, Inc. (the "Company") operates in a single segment and is engaged primarily in the research and development of biopharmaceutical products that address the role of blood and blood vessels in the prevention and treatment of a broad range of diseases. The Company's core technologies include (i) an antiangiogenesis program focused on the development of proprietary products intended to inhibit the abnormal growth of new blood vessels associated with cancer and certain causes of blindness and (ii) a blood cell permeation device designed to enhance the ability of red blood cells to deliver oxygen to organs and tissues and which may also be used to deliver drugs, genes or other therapeutic agents that otherwise would not readily diffuse through blood cell membranes.

The Company's strategy is to accelerate development of its antiangiogenesis and cell permeation technologies as well as other promising technologies which the Company perceives to have clinical and commercial potential. The principal elements of the Company's strategy are (i) to focus its resources on current core technologies, (ii) to deepen its product and technology portfolio through sponsored research collaborations with academic institutions, government organizations and private enterprises, (iii) to augment product development with its in-house research and development capabilities and (iv) to leverage its resources through corporate partnerships in order to minimize the cost to the Company of late-stage clinical trials and to accelerate effective product commercialization. All of the Company's product candidates are in the development stage and require further research, development, testing and regulatory clearances.

                                 EntreMed, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

The Company was organized in September 1991 as a Delaware Corporation and from inception through December 1995 was in the development stage. In December 1995, the Company and Bristol-Myers Squibb Company ("Bristol-Myers Squibb") entered into a collaboration to develop and commercialize certain antiangiogenic therapeutics (see Note 5). The Company received 92%, 95% and 100% of its revenues from Bristol-Myers Squibb in 1998, 1997 and 1996, respectively.

The accompanying consolidated financial statements include the accounts of the Company's 85% owned subsidiary, Cytokine Sciences, Inc. Cytokine was formed in June 1996 for the purpose of acquiring the assets of Innovative Therapeutics, Inc. in July 1996 in exchange for 15% of the common stock of Cytokine valued at approximately $44,000. All intercompany balances and transactions have been eliminated in consolidation. Minority interest expense of $48,093, $18,358 and $24 is included in general and administrative expenses for the years ended December 31, 1998, 1997 and 1996, respectively.

RESEARCH AND DEVELOPMENT

Research and development expenses consist of independent proprietary research and development costs, the costs associated with work performed under collaborative research agreements and the Company's sponsored funding of research programs performed by others. Research and development costs are expensed as incurred.

PATENT COSTS

Costs incurred in filing, defending and maintaining patents are expensed as incurred. Such costs aggregated approximately $778,000, $409,000 and $565,000 in 1998, 1997 and 1996, respectively.

                                 EntreMed, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Management determines the appropriate classification of investments as held-to-maturity or available-for-sale at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company has classified all investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in stockholders' equity. The amortized cost of debt securities in this category is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization is included as investment income. Realized gains and losses and declines in value judged to be other-than-temporary on the available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost and are depreciated over their expected useful lives. Depreciation is provided on a straight-line basis. Amortization associated with capitalized leases is included in depreciation expense. Furniture and equipment are summarized as follows:


                                                                  DECEMBER 31
                                                          1998                 1997
                                                   -------------------- -------------------
        Furniture and equipment                           $4,432,566           $2,211,263
        Less:  accumulated depreciation                   (1,453,329)            (712,482)
                                                   -------------------- -------------------
                                                          $2,979,237           $1,498,781
                                                   ==================== ===================

                                 EntreMed, Inc.

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

NET LOSS PER SHARE

Net loss per share (basic and diluted) was computed by dividing net loss by the weighted average number of shares of common stock outstanding. Common stock equivalents were anti-dilutive and therefore were not included in the computation of weighted average shares used in computing diluted loss per share.

Pro forma net loss per common share is calculated using the weighted average number of common and common equivalent shares outstanding during 1996 assuming the conversion of the convertible preferred stock at the beginning of the year.

                                 EntreMed, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes new standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. These new standards require that all items recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS 130 in 1998 and has not presented a statement of comprehensive income as there are no additional components of comprehensive income to be presented.

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

                                 EntreMed, Inc.

2. RELATED PARTY TRANSACTIONS

The Company receives legal services from a law firm in which a Company director is a partner. The cost of these services was negotiated on an arms length basis and amounted to $360,000, $160,000 and $406,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

As of December 31, 1998 and 1997, the Company maintained approximately 51% and 87%, respectively, of its cash, cash equivalents and short-term investments under the management of a registered investment advisory firm for which the Company's Vice Chairman and director serves as chairman of the board. Such assets under management are maintained by a high quality, third party financial institution custodian.

The Company has an agreement with one of its directors under which the director provides consulting services. During 1997, the Company paid $180,000 under this agreement.

3. INVESTMENTS

All of the Company's investments are classified as available-for-sale and are summarized as follows:


                                                                  AVAILABLE-FOR-SALE SECURITIES
                                          -------------------------------------------------------------------------------
                                                                     GROSS              GROSS              ESTIMATED
                                                 AMORTIZED        UNREALIZED          UNREALIZED             FAIR
                                                   COST              GAINS              LOSSES               VALUE
                                          -------------------------------------------------------------------------------
DECEMBER 31, 1998
U.S. Treasury securities                          $2,847,036          $ -               $ -                  $2,847,036
U.S. corporate securities                          1,505,335                                                  1,505,335
                                          -------------------------------------------------------------------------------
Total securities                                  $4,352,371          $ -               $ -                  $4,352,371
                                          ===============================================================================

                                 EntreMed, Inc.

3. INVESTMENTS (CONTINUED)


                                                                  AVAILABLE-FOR-SALE SECURITIES
                                          -------------------------------------------------------------------------------
                                                                     GROSS        GROSS UNREALIZED     ESTIMATED FAIR
                                             AMORTIZED COST     UNREALIZED GAINS       LOSSES               VALUE
                                          -------------------------------------------------------------------------------

DECEMBER 31, 1997
U.S. Treasury securities                         $23,012,580          $ -               $ -                 $23,012,580
U.S. corporate securities                          4,000,000                                                  4,000,000
                                          -------------------------------------------------------------------------------
Total securities                                 $27,012,580          $ -               $ -                 $27,012,580
                                          ===============================================================================

The Company had no realized gains or losses from the sale of short-term investments for the years ended December 31, 1998, 1997 and 1996. All U.S. Treasury and U.S. corporate securities have maturity dates of less than one year as of December 31, 1998 and 1997.

4. SPONSORED RESEARCH PROGRAM AGREEMENTS

The Company has entered into several agreements to sponsor external research programs. The Company's primary external research program agreement was entered into in September 1993 with the Children's Hospital in Boston, Massachusetts, an entity affiliated with Harvard Medical School ("Children's Hospital"). Under this sponsored research agreement, the Company agreed to pay Children's Hospital $11,000,000 over a six year period to support research on the role of angiogenesis in pathological conditions. In accordance with the terms of this sponsored research agreement, $10,000,000 has been paid as of December 31, 1998 and the remaining $1,000,000 is due on March 29, 1999. This sponsored research agreement gives the Company an option to negotiate a worldwide, royalty-bearing license for technology resulting from the research at Children's Hospital in areas covered by the agreement. Amounts due under the sponsored research agreement with Children's Hospital, which is cancelable by the Company upon six months notice, are paid in advance every six months and are expensed as incurred as research and development costs. See also Note 11.

The Company has also entered into an agreement with a bioprocessing services firm for the production of materials to be used in the Company's research activities.

As of December 31, 1998, the Company's total commitments for all external research programs and materials production costs are as follows:

                                 EntreMed, Inc.

4. SPONSORED RESEARCH PROGRAM AGREEMENTS (CONTINUED)

            1999                                       $5,730,400
            2000                                          225,400
                                             -------------------------
            Total commitments                          $5,955,800
                                             =========================



5. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENT AND SUBSEQUENT EVENT

In December 1995, the Company and Bristol-Myers Squibb entered into a collaboration to develop and commercialize certain antiangiogenic therapeutics ("Original BMS Collaboration"). The Original BMS Collaboration provided for Bristol-Myers Squibb to fund the Company's research, provided for milestone payments to the Company, and provided for the payment to the Company of royalties on net sales of any products developed under the Original BMS Collaboration. In return, the Company granted Bristol-Myers Squibb exclusive worldwide rights, held by the Company, to antiangiogenic applications of thalidomide, thalidomide analogs and the Angiostatin(R) protein and a five-year right of first refusal to negotiate for commercial rights with respect to the development of any technology licensed, or to be licensed, by the Company from Children's Hospital, in the field of antiangiogenic therapeutics. In August 1997, the Company reacquired the commercial rights to thalidomide in exchange for renewing Bristol-Myers Squibb's warrant to purchase an additional $10,000,000 of the Company's common stock as described below. In October 1998, Bristol-Myers Squibb relinquished the rights to thalidomide analogs. In February 1999, the Company assumed all responsibility for preclinical and clinical work on the Angiostatin(R) protein.

Bristol-Myers Squibb was obligated under the Original BMS Collaboration to fund $18.35 million over five years for costs to be incurred by the Company related to specified research and development. The Company was eligible to receive an additional $32 million if the Company attained certain late-stage clinical development and regulatory filing milestones under the Original BMS Collaboration, a portion of which could be credited against royalties. In addition to this funding, Bristol-Myers Squibb reimbursed the Company $730,000 for clinical studies and ophthalmological trials. Bristol-Myers Squibb could terminate the Original BMS Collaboration for any reason with six months notice and on February 9, 1999, the Original BMS Collaboration was

                                 EntreMed, Inc.

5. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENT AND SUBSEQUENT EVENT (CONTINUED)

modified such that the final payment under the agreement is due on June 5, 1999 (see below). As amended, Bristol-Myers Squibb has no further funding obligation to the Company after August 9, 1999.

The Company also received a non-refundable, non-creditable licensing fee of $1 million in 1995 under the Original BMS Collaboration and an additional $2.5 million on March 31, 1996 in recognition of certain research and development efforts of the Company. These amounts were recorded as deferred revenue and were being recognized over five years, the initial term of the Original BMS Collaboration agreement. On June 9, 1999, the due date of the final payment under the Original BMS Collaboration, the remaining unamortized balance of such deferred revenue will be recognized as revenue.

Concurrent with the signing of the Original BMS Collaboration, the Company issued Bristol-Myers Squibb 541,666 shares of common stock for aggregate cash proceeds of $6,500,000. Bristol-Myers Squibb also purchased 333,333 shares of additional common stock of the Company at the initial public offering price of $15 per share, or a total of $5,000,000, at the time the Company completed its initial public offering in June 1996 and was granted the right to purchase an additional $10,000,000 of the Company's common stock at $22.50 per share, or 444,444 shares from the Company at any time up to June 19, 1997. This warrant was renewed and expired in November 1997.

During 1998, 1997 and 1996, the Company recognized approximately $4,748,000, $4,542,000 and $4,625,000 in revenue, respectively, and incurred costs of approximately $5,800,000, $5,200,000 and $4,000,000 related to the Original BMS Collaboration.

On February 9, 1999 as noted above, the Company and Bristol-Myers Squibb agreed to modify the Original BMS Collaboration as follows:

- The Company will assume all responsibility for preclinical, pharmaceutical development and clinical work on the Angiostatin(R) protein. Bristol-Myers Squibb has agreed to provide the Company with advice on structuring its clinical program but otherwise will have no direct involvement with the development of the Angiostatin(R) protein.

                                 EntreMed, Inc.

5. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENT AND SUBSEQUENT EVENT (CONTINUED)

- Upon completion of Phase II clinical trials of Angiostatin(R), except as described below, Bristol-Myers Squibb will have the option to review all of the Company's data and exercise an option to reacquire further development and marketing rights to the product. If Bristol-Myers Squibb elects to do so, it will pay the Company a $1 million option exercise fee and the financial terms applicable to commercialization will remain the same as those in the existing research agreement, except that the Company's worldwide royalty will be substantially increased and will not be subject to any offsetting credits.

- If a third party wishes to license Angiostatin(R) protein and fund and conduct development of Angiostatin(R) protein and commercialize it upon FDA approval on terms satisfactory to the Company, or the Company decides to proceed with the development and commercialization of Angiostatin(R) protein without a corporate partner (in either case prior to the completion of Phase II clinical trials and Bristol-Myers Squibb's exercise of its option), Bristol-Myers Squibb's option will be terminated effective with the signing of the Company's collaboration with such a third party or its giving of written notice to Bristol-Myers Squibb that it intends to proceed without a corporate partner.

- Bristol-Myers Squibb's current rights of first offer/refusal with respect to products or technology arising out of the Company's agreement with Children's Hospital have terminated, including those rights with respect to Endostatin(TM) protein.

- Bristol-Myers Squibb is licensed, on a royalty free basis, to conduct further internal research with regard to the Angiostatin(R) protein and will exchange with the Company any data it obtains on Angiostatin(R) protein per se. This license will continue for a minimum of one year and thereafter until the termination of Bristol-Myers Squibb's option as described above.

- Bristol-Myers Squibb will retain its equity interest in the Company but has agreed to certain restrictions on its ability to sell its interest. These restrictions will prevent Bristol-Myers Squibb from selling its full interest in the Company until at least December 1, 2001, without the Company's consent.

                                 EntreMed, Inc.

5. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENT AND SUBSEQUENT EVENT (CONTINUED)

- The semi-annual research support payment due June 5, 1999 to the Company from Bristol-Myers Squibb will be prorated to cover the period from June 5 to August 9, 1999 and will be the final research payment under the agreement. All patent and related costs incurred by the Company prior to August 9, 1999 will be reimbursed to the Company by Bristol-Myers Squibb.

6. LICENSE AGREEMENT

On December 9, 1998, the Company entered into a license agreement with Celgene Corporation ("Celgene") whereby the Company granted Celgene an exclusive license to certain of the Company's thalidomide patents. In exchange for this license, Celgene agreed to pay royalties to the Company on sales of any product which contains thalidomide. The royalties vary based on the volume of Celgene's sales. Celgene also assumed certain milestone payment obligations to Children's Hospital related to the license of thalidomide.

7. INCOME TAXES

The Company has net operating loss carryforwards for income tax purposes of approximately $53,149,000 at December 31, 1998, that expire in years 2006 through 2013. The Company also has research and development tax credit carryforwards of approximately $2,379,000 as of December 31, 1998, that expire in years 2007 through 2013. These carryforwards include approximately $12,300,000 related to exercises of stock options in 1998 and 1997 for which the income tax benefit, if realized, would increase additional paid-in capital. The utilization of the net operating loss and research and development carryforwards may be limited in future years due to changes in ownership of the Company pursuant to Internal Revenue Code Section 382. For financial reporting purposes, a valuation allowance has been recognized to reduce the net deferred tax assets to zero due to uncertainties with respect to the Company's ability to generate taxable income in the future sufficient to realize the benefit of deferred income tax assets.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts

                                 EntreMed, Inc.

7. INCOME TAXES (CONTINUED)

used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of December 31, 1998 and 1997 are as follows:


                                                                                 1998                     1997
                                                                        ------------------------------------------------

Deferred income tax assets (liabilities):
   Net operating loss carryforwards                                             $ 20,196,000             $ 11,485,000
   Research and development credit carryforward                                    2,379,000                1,719,000
   Deferred revenues                                                               1,119,000                  918,000
   Other                                                                             411,000                  529,000
   Depreciation                                                                       96,000                   (4,000)
   Valuation allowance for deferred income tax assets                            (24,201,000)             (14,647,000)
                                                                        ------------------------------------------------
Net deferred income tax assets                                                  $          -             $          -
                                                                        ================================================

A reconciliation of the provision for income taxes to the federal statutory rate is as follows:


                                                          1998                    1997                   1996
                                               ---------------------------------------------------------------------
Tax benefit at statutory rate                    $(5,135,000)             $(2,484,000)            $(1,813,000)
Tax credits                                         (660,000)                (389,000)                (90,000)
Other                                                 18,000                   12,000                  12,000
Valuation allowance                                5,777,000                2,861,000               1,891,000
                                               ---------------------------------------------------------------------
                                                 $        -               $        -              $        -
                                               =====================================================================



8. CONVERTIBLE PREFERRED STOCK

The preferred stock had certain preferential rights in the event of liquidation or dissolution of the Company but did not have any preferences in regard to voting rights or dividend distributions. The preferred stock was automatically converted into the

                                 EntreMed, Inc.

8. CONVERTIBLE PREFERRED STOCK (CONTINUED)

Company's common stock upon the effective date of the Company's initial public offering of the Company's common stock.

9. STOCK OPTIONS AND WARRANTS

In 1992 and 1996, the Company adopted incentive and nonqualified stock option plans whereby 2,983,333 shares of the Company's common stock were reserved for grants to various executive, scientific and administrative personnel of the Company as well as outside directors and consultants, of which 435,624 shares remain available for grant as of December 31, 1998. These options vest over periods varying from vesting immediately through vesting over four years and generally expire 10 years from the date of grant.

Pro forma information regarding net income and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method subsequent to December 31, 1994. Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 5.38%, 5.97% and 6.36%; no dividend yields; volatility factors of the expected market price of the Company's common stock of 1.04, 0.80 and 0.65; and a weighted-average expected life of an option of 6 years, 7 years and 7 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options and warrants granted to employees are amortized to expense over the vesting period. The weighted average fair value per option granted in 1998, 1997 and 1996 was $14.47, $7.90
                                                                       F-18

                                 EntreMed, Inc.

9. STOCK OPTIONS AND WARRANTS (CONTINUED)

and $9.73, respectively. The weighted average fair value per warrant granted to employees during 1997 was $13.00. The Company's pro forma information follows:





                                                 1998                      1997                       1996
                                        -----------------------------------------------------------------------------

Pro forma net loss                      $(19,986,293)            $(9,493,464)                       $(6,965,172)
Pro forma loss per share                $      (1.58)            $     (0.78)                       $     (0.71)


A summary of the Company's stock options and warrants granted to employees, and related information for the years ended December 31 follows:


                                                                   NUMBER OF              EXERCISE PRICE
                                                                    OPTIONS                  PER SHARE
                                                           ----------------------------------------------------

Outstanding at January 1, 1996                                      1,564,369             $1.50 - $12.00
   Exercised                                                          (99,677)            $1.50 - $6.38
   Granted                                                          1,188,364             $9.00 - $16.25
   Canceled                                                           (73,112)                $6.38
                                                           ------------------------
Outstanding at December 31, 1996                                    2,579,944             $1.50 - $16.25
   Exercised                                                         (235,836)            $1.50 - $ 9.00
   Granted                                                            761,575            $ 9.38 - $15.00
   Canceled                                                            (5,734)                $14.00
                                                           ------------------------
Outstanding at December 31, 1997                                    3,099,949             $1.50 - $16.25
   Exercised                                                         (697,828)            $1.50 - $15.00
   Granted                                                            325,250            $10.50 - $31.94
   Canceled                                                           (76,682)            $6.38 - $14.00
                                                           ------------------------
Outstanding at December 31, 1998                                    2,650,689             $1.50 - $31.94
                                                           ========================
Exercisable at December 31, 1998                                    2,172,632             $1.50 - $31.94
                                                           ========================

                                 EntreMed, Inc.

The following summarizes information about stock options and warrants granted to employees outstanding at December 31, 1998:


                                                  OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                           ------------------------------------------------------------- ---------------------------------------
                                                      WEIGHTED
                                                       AVERAGE               WEIGHTED                                 WEIGHTED
                                  NUMBER              REMAINING              AVERAGE               NUMBER             AVERAGE
        RANGE OF               OUTSTANDING           CONTRACTUAL             EXERCISE           EXERCISABLE           EXERCISE
     EXERCISE PRICES           AT 12/31/98          LIFE IN YEARS             PRICE             AT 12/31/98            PRICE
------------------------   ------------------------------------------------------------- ---------------------------------------

          $1.50                      367,200               3.6                   $1.50                367,200              $1.50
      $6.00 - $9.50                  684,981               6.6                   $6.41                682,465              $6.39
     $10.00 - $14.00               1,288,226               8.6                  $11.62                840,966             $11.91
     $15.00 - 18.38                  162,782               7.5                  $15.32                158,126             $15.32
     $23.94 - $31.94                 147,500               9.5                  $25.16                123,875             $26.29
                           ---------------------                                            ---------------------
                                   2,650,689               7.4                   $9.85              2,172,632              $9.49
                           =====================                                            =====================

The Company also granted 50,000 and 83,334 options to purchase common stock at $6.38 and $6.00 per share during 1995 and 1993, respectively, to Children's Hospital in connection with a sponsored research agreement (see Note 4). These options are not covered by the incentive and nonqualified stock option plan and are included in the table below.

                                 EntreMed, Inc.

9. STOCK OPTIONS AND WARRANTS (CONTINUED)

In addition, the Company has granted warrants to consultants and certain third parties. Warrants granted generally expire after 10 years from the date of grant. Stock warrant activity to non-employees is as follows:


                                                                  NUMBER OF           EXERCISE PRICE PER
                                                                  WARRANTS                  SHARE
                                                           ------------------------------------------------
Outstanding at January 1, 1996                                        267,336           $6.00 - $7.65
   Granted                                                             10,000               $14.00
                                                           ------------------------
Outstanding at December 31, 1996                                      277,336           $6.00 - $14.00
   Granted                                                            100,000               $13.00
   Exercised                                                           (8,334)              $6.00
                                                           ------------------------
Outstanding at December 31, 1997                                      369,002           $1.50 - $14.00
   Exercised                                                         (171,435)          $1.50 - $14.00
                                                           ------------------------
Outstanding at December 31, 1998                                      197,567           $6.38 - $13.00
                                                           ========================
Exercisable at December 31, 1998                                      177,566           $6.38 - $13.00
                                                           ========================


The Company also granted warrants to Bristol-Myers Squibb in connection with the Original BMS Collaboration described in Note 5 which expired in November 1997.

10. FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and account receivable. As of December 31, 1998 and 1997, the Company maintained approximately 51% and 87%, respectively, of its cash, cash equivalents and short-term investments (short-duration, high quality debt securities) under the management of a registered investment advisory firm for which the Company's Vice Chairman and

                                 EntreMed, Inc.

10. FINANCIAL INSTRUMENTS (CONTINUED)

director serves as chairman of the board. Such assets under management are maintained by a high credit quality, third party financial institution custodian.

The carrying amounts reported in the balance sheet for cash and cash equivalents, short-term investments, account receivable and accounts payable approximate their fair values.

11. COMMITMENTS AND CONTINGENCIES

The Company is a defendant in a lawsuit initiated in August 1995 in the United States District Court for the Eastern District of Tennessee by Bolling, McCool & Twist ("BMT"), a consulting firm. In the suit, BMT asserts that the Company breached an agreement between BMT and the Company by failing to pay BMT certain fees it asserts are owed under the agreement. More specifically, BMT has asserted a claim for the payment of services rendered in the approximate amount of $50,000 and seeks a success fee in an unspecified amount in connection with the original BMS Collaboration. The judge in the case bifurcated the proceeding into two phases: an adjudication of whether the Company breached its agreement with BMT and then a damage phase. After a trial on the merits, the jury found in favor of BMT on the breach of contract claim. A trial to determine damages had been scheduled for April 14, 1998. However, on April 6, 1998, the court issued an Order pursuant to which damages were limited to those arising during the term of the Agreement, which terminated on November 1, 1995. Damages for this period amount to approximately $50,000 plus a possible charge for interest. The damage portion of the trial has been postponed while the court reviews certain submissions requested by the court. A hearing on certain of these submissions will be held on April 19, 1999. Despite the jury verdict on the breach of contract claim and the court's limitation with respect to damages, the Company is unable to predict with certainty the eventual outcome of the lawsuit. The Company intends to contest the action vigorously and believes that this proceeding will not have a material adverse effect on the Company or on its financial condition, although there can be no assurance that this will be the case.

In May 1994, the Company entered into two license agreements, whereby the Company acquired the exclusive, worldwide, royalty-bearing licenses to make, use, and sell the Angiostatin(R) protein, thalidomide (see Note 5) and thalidomide analogs, all inhibitors of angiogenesis developed by Children's Hospital. In consideration for receiving the rights, the Company must pay a royalty on any sublicensing fees, as defined in the agreements,

                                 EntreMed, Inc.

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

to Children's Hospital. The Company is also required to pay certain amounts upon the attainment of certain milestones. The milestone payments aggregate $2,650,000, of which $915,000 has been paid to date, and are based upon license fees and achievement of regulatory approvals.

In addition, in 1996, the Company entered into two license agreements with Children's Hospital for the exclusive, worldwide, royalty-bearing licenses to make, use and sell Endostatin(TM) protein and 2-Methoxyestradiol, both inhibitors of angiogenesis. In consideration for receiving these rights, the Company must pay a royalty on any sublicensing fees, as defined in the agreements, to Children's Hospital. Each agreement obligates the Company to pay up to $1,000,000 "upon the attainment of certain milestones." As of December 31, 1998, no payments were due under these agreements.

These license agreements require the Company to pay Children's Hospital a specified percentage of the royalty income received on the first $100 million in net sales of the licensed products, and an increased percentage thereafter, with a minimum payment based on a percentage of net sales of the licensed products by any sublicensees.

The Company leases its primary facilities through 2008. The lease agreement provides for escalation of the lease payments over the term of the lease, however, rent expense is recognized under the straight line method. Additionally, the Company leases office equipment under an operating lease. The future minimum payments under its facilities and equipment leases as of December 31, 1998 are as follows:

            1999                                       $        797,300
            2000                                                820,900
            2001                                                845,200
            2002                                                859,500
            2003                                                885,300
            Thereafter                                        4,840,900
                                                   -------------------------
            Total minimum payments                           $9,049,100
                                                   =========================

Rental expense for the years ended December 31, 1998, 1997 and 1996 was $253,000, $241,000 and $226,000, respectively.

                                 EntreMed, Inc.

12. EMPLOYEE RETIREMENT PLAN

The Company sponsors the EntreMed, Inc. 401(k) Plan and Trust. The plan covers substantially all employees and enables participants to contribute a portion of salary and wages on a tax-deferred basis. Contributions to the plan by the Company are discretionary. No employer contributions were made in 1998, 1997 or 1996.

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for the years ended December 31, 1998 and 1997 is as follows:

                                                                               QUARTER ENDED
                                                    MARCH 31              JUNE 30          SEPTEMBER 30        DECEMBER 31
                                             ----------------------------------------------------------------------------------

1998
Revenues                                         $     1,154,971      $     1,165,485    $      1,343,437     $      1,497,590
Research and development costs                         3,499,431            2,345,299           4,481,485            4,758,778
General and administrative expenses                    1,305,890            1,221,010           1,380,387            1,852,928
Net loss                                              (3,112,126)          (1,812,631)         (3,959,309)          (4,629,704)
Net loss per share                               $         (0.25)     $         (0.15)   $          (0.31)    $          (0.35)

1997
Revenues                                         $     1,092,500      $     1,092,500    $      1,241,040     $      1,331,448
Research and development costs                         2,418,835            1,743,560           2,825,840            2,010,470
General and administrative expenses                      749,660            1,219,501             882,078            2,064,485
Net loss                                              (1,423,507)          (1,180,443)         (1,820,963)          (2,111,816)
Net loss per share                               $         (0.12)     $         (0.10)   $          (0.15)    $          (0.17)