Form 10-K405/A
period 1998-12-31
ENTREMED INC
filed 1999-04-14
CIK 895051

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                         Commission file number 0-20713

                                 EntreMed, Inc.
             ------------------------------------------------------
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

Registrant's telephone number, including area code: (301)217-9858

Securities registered pursuant to Section 12(g) of the Act:

        Title of Each Class                 Name of Exchange on Which Registered
--------------------------------------      ------------------------------------
Common Stock, Par Value $.01 Per Share               Nasdaq National Market


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K [X]

As of March 25, 1999, 13,138,328 shares of common stock were outstanding and the aggregate market value of the shares of common stock held by non-affiliates was approximately $278,027,000.

================================================================================

                                EXPLANATORY NOTE:
                                -----------------

       Submitted solely to correct conformed copy of the manually signed signature pages.

                                   SIGNATURES

       Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ENTREMED, INC.


                                           By: /s/ John W. Holaday, Ph.D.
                                               ---------------------------------
                                               John W. Holaday, Ph.D., Chairman
                                               of the Board, President and Chief
                                               Executive Officer

                                               March 31, 1999



                                POWER OF ATTORNEY

       The Registrant and each person whose signature appears below hereby appoint John W. Holaday, Ph.D. as attorney-in-fact with full power of substitution, severally, to execute in the name and on behalf of the Registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

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


          Signature                                         Title                                  Date
          ---------                                         -----                                  ----

/s/ John W. Holaday, Ph.D.                        Chairman of the Board and                      3/31/99
--------------------------                         Chief Executive Officer
John W. Holaday, Ph.D.                          (principal executive officer)

/s/ R. Nelson Campbell                              Chief Financial Officer                      3/31/99
---------------------                              (principal financial and
R. Nelson Campbell                                    accounting officer)

/s/ John C. Thomas, Jr.                              Secretary/Treasurer                         3/31/99
-----------------------
John C. Thomas, Jr.







/s/ Donald S. Brooks                                      Director                               3/31/99
--------------------
Donald S. Brooks


/s/ Samuel R. Dunlap, Jr.                                 Director                               3/31/99
------------------------
Samuel R. Dunlap, Jr.


/s/ Jerry Finkelstein                                     Director                               3/31/99
--------------------
Jerry Finkelstein


/s/ Lee F. Meier                                          Director                               3/31/99
---------------
Lee F. Meier


/s/ Mark C. M. Randall                                    Director                               3/31/99
---------------------
Mark C. M. Randall


/s/ Wendell M. Starke                                     Director                               3/31/99
--------------------
Wendell M. Starke
