Form 10-K405/A
period 1998-12-31
ENTREMED INC
filed 1999-04-30
CIK 895051

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
                                (Amendment No. 2)

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

================================================================================

                                EXPLANATORY NOTE:
                                -----------------

         This Amendment No. 1 to the Form 10-K for the fiscal year ended December 31, 1998 is filed solely to add Part III of Form 10-K, which was omitted in reliance on General Instruction G.3 thereto.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names, ages and positions of the executive officers and directors of the Company:

NAME                             AGE             POSITION
----                             ---             --------

John W. Holaday, Ph.D. (1)        53    Chairman of the Board, President, Chief
                                        Executive Officer and Director

Edward R. Gubish, Ph.D.           50    Senior Vice President, Research and
                                        Development

R. Nelson Campbell                34    Chief Financial Officer

John C. Thomas, Jr.               45    Secretary/Treasurer

Donald S. Brooks (2)              63    Director

Samuel R. Dunlap, Jr. (1)(2)      49    Executive Advisor and Director

Lee F. Meier (2)(3)               51    Director

Mark C.M. Randall (3)             36    Director

Wendell M. Starke (1)             56    Vice Chairman and Director

Jerry Finkelstein (3)             83    Director


----------
(1) Member of Executive Committee; (2) Member of Compensation Committee;
(3) Member of Audit Committee

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

         Samuel R. Dunlap, Jr. has served as an Executive Advisor and a director to the Company since August 1992. Mr. Dunlap also has (i) served as Chairman of Dunlap & Partners, Ltd., a financial consulting firm in Atlanta, Georgia, since October 1988, (ii) served as a director of Credit Depot Corporation, of which he was a founder, since December 1986, (iii) served as Vice President of MEDigital, Inc. since August 1996, (iv) from 1992 through 1996 served as a director to First Pacific Networks, Inc., a publicly-held telecommunications company, (v) served as a director and a consultant of Golf Training Systems, Inc., a public company, from August 1994 until December 1995 and (vi) served as a director from July 1991 until February 1994 and an Executive Advisor from July 1991 until November 1994 of Tapistron International, Inc. From April 1986 until December 1988, Mr. Dunlap served as Executive Vice President and director of CytRx Corporation, a publicly-held pharmaceutical company of which he was a founder. Mr. Dunlap also served as Executive Vice President of Elan Pharmaceutical Research Corp., a publicly-held company, from August 1982 to December 1983 and President and a director of such entity from January 1984 to January 1985. Mr. Dunlap will not seek reelection after the expiration of his present term as a director.

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

         Wendell M. Starke has been Vice Chairman of the Board since June 1998 and a director of the Company since April 1994. Mr. Starke is a Chartered Financial Analyst and a Chartered Investment Counselor. Mr. Starke was President of INVESCO Capital Management, Inc. and Chief Investment Officer from 1979 to 1991. In 1992, he became Chairman of INVESCO, Inc., the parent company of INVESCO Capital Management and other INVESCO money management subsidiaries in the United States. Mr. Starke also serves as a member of the Board and as Global Chief Investment Officer of AMVESCAP, PLC. the London-based parent company of the worldwide INVESCO organization.

         Jerry Finkelstein has been a director of the Company since April 1998. Mr. Finkelstein has been a senior advisor to Apollo Advisors, L. P., a fund manager, since March 1994, and the Chairman of the Board of News Communications, Inc., a consortium of 23 publications, since August 1993. Mr. Finkelstein has been the former publisher of the New York Law Journal, a daily newspaper. He has been a member of the Boards of Rockefeller Center, Chicago Milwaukee Corporation, Chicago Milwaukee Railroad Corporation, Bank of North America,

Struthers Wells Corporation, The Hill, and PATH Railroad. Mr. Finkelstein has also held the following positions: member of Task Force Committee on the sale of the World Trade Center; Chairman of the New York City Planning Commission, and Commissioner of the Port Authority of New York and New Jersey, as well as numerous civic, social and political appointments.

Item 11. EXECUTIVE COMPENSATION

         Compensation of Directors

         Directors of the Company received a fee of $2,000 per in-person meeting attended and were reimbursed for expenses actually incurred in connection with attending such meetings. Directors were also awarded initial grants of non-qualified stock options to purchase 15,000 shares of Common Stock upon joining the Board of Directors and annual grants of non-qualified stock options to purchase 5,000 shares of Common Stock. In addition, each member of the Audit Committee and the Compensation Committee received annual grants of non-qualified stock options to purchase 1,000 shares of Common Stock. All such automatic grants were awarded on July 1, 1998.

         The Company granted non-qualified stock options to purchase 100,000 shares of Common Stock to Wendell M. Starke in April 1998 upon Mr. Starke's election as Vice Chairman of the Board. The options have an exercise price of $12.00 per share, the fair market value of a share of Common Stock on the date of grant, and were immediately exercisable. This grant is in addition to the automatic grant of stock options Mr. Starke received as a member of the Board of Directors.

         The Company entered into a three year consulting agreement with Samuel
R. Dunlap, Jr. commencing January 1, 1996 that provides for annual payments of $90,000.

         Compensation of Executive Officers

         The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company to the Chief Executive Officer and to executive officers whose annual compensation exceeded $100,000 for fiscal 1998 (collectively, the "named executive officers") for services during the fiscal years ended December 31, 1998, 1997 and 1996.

                           Summary Compensation Table

                                                                                     Long Term
                                                                                    Compensation
                                                                                       Awards
                                                                                     Securities
                                                            Annual                   Underlying        All Other
                                                            Salary        Bonus     Options/SARs     Compensation
Name and Principal Position               Year                ($)          ($)         (No.)             ($)

John W. Holaday, Ph.D.                    1998              250,000      125,000        5,000          19,467(1)
     Chairman, President and Chief        1997              275,000         -         260,000          18,883
     Executive Officer                    1996              250,000       80,000      105,000          18,221



Edward R. Gubish, Ph.D.                   1998              180,000       75,000         -              6,916(2)
     Vice President, Regulatory           1997              165,000       50,000      100,000           6,332
     and Clinical Development             1996              140,000       42,000       75,000           5,670

R. Nelson Campbell                        1998              147,000       20,000         -              1,849(2)
     Chief Financial Officer              1997              133,718       25,000       50,000           1,301
                                          1996                 -            -            -                -

John C. Thomas, Jr.                       1998              126,000       10,000         -              6,916(2)
     Secretary/Treasurer                  1997              120,000       25,000       50,000             -
                                          1996               96,880       21,500       38,000             -

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

(2) Consists of group health insurance premiums paid on behalf of such officer.

         The following table sets forth certain information with respect to individual grants of stock options and warrants made during the fiscal year ended December 31, 1998 to each of the named executive officers.

                      Option/SAR Grants in Last Fiscal Year

                                Number of
                                Securities       % of Total                                     Potential Realizable
                                Underlying      Options/SARs                                      Value at Assumed
                                 Options/        Granted to      Exercise or                    Annual Rates of Stock
                                   SARs         Employees in      Base Price     Expiration     Price Appreciation for
            Name                 Granted         Fiscal Year       ($/sh)          Date              Option Term(1)
                                                                                                  5% ($)       10% ($)

John W. Holaday, Ph.D.            5,000             1.47%          31.9375       6/26/2008       260,114       414,188


(1) Calculated by multiplying the exercise price by the annual appreciation rate shown (as prescribed by SEC rules and compounded for the term of the options), subtracting the exercise price per share and multiplying the gain per share by the number of shares covered by the options. These amounts are not intended to forecast possible future appreciation, if any, of the price of the Company's Shares. The actual value realized upon exercise of the options to purchase Company Shares will depend on the fair market value of the Company's Shares on the date of exercise.

         The following table sets forth information concerning all option holdings for the fiscal year ended December 31, 1997 for each of the named executive officers.

           Aggregated Option and Warrant/Exercises in Last Fiscal Year
                             and FY-End Option/Value

                                                                   Number of Securities            Value of Unexercised
                                                                    Underlying Options             In-the Money Options
                                                                   at Fiscal Year-End($)          at Fiscal Year-End($)(2)
                        Shares Acquired          Value          ---------------------------    ----------------------------
Name                    on Exercise (#)     Realized($)(1)      Exercisable   Unexercisable    Exercisable    Unexercisable
----                    ---------------     --------------      -----------   -------------    -----------    -------------
John W. Holaday, Ph.D.         -                  -               529,169        25,000         7,305,031        175,000
Edward R. Gubish, Ph.D.      40,000          1,045,000            176,250        68,750         1,967,500        681,250
R. Nelson Campbell            5,000             65,438             76,250        43,750           633,750        406,250
John C. Thomas, Jr.            -                  -               125,769        34,500         1,856,626        341,500


(1) The Value Realized represents the amount equal to the excess of the fair market value of the shares at the time of exercise over the exercise price.
(2) Calculated by multiplying the number of unexercised options outstanding at December 31, 1998 by the difference between the fair market value of the Company's Shares at December 31, 1998 ($21.00) and the option exercise price.

             Employment Contracts and Termination of Employment and
                         Change-In-Control Arrangements

         In April 1996, effective as of January 1, 1996, the Company entered into a three-year employment agreement with John W. Holaday, Ph. D., Chairman and Chief Executive Officer of the Company. The agreement provided for an annual base salary of $250,000 per year. Effective January 1999, the Company entered into a new three year employment agreement with Dr. Holaday as the Chairman and Chief Executive Officer of the Company with an annual base salary of $325,000 per year and a minimum annual increase of 10% per year. The Company may terminate the agreement without cause and, upon such termination, Dr. Holaday will be entitled to receive his base salary through the end of the initial term of the agreement (subject to an offset for salary received from subsequent employment). The agreement contains confidentiality and non-competition provisions.

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

         In the event of certain transactions, including those which may result a change in control, as defined under the Company's Incentive Stock Option Plans, unvested installments of options to purchase Shares of the Company may become immediately exercisable.

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

Compensation Committee Interlocks and Insider Participation


         During fiscal 1998, the members of the Compensation Committee were: Lee
F. Meier, Mark C. M. Randall, and Wendell M. Starke.

         Wendell M. Starke is the Chairman of INVESCO, Inc. and previously served as a member of the Board and Global Chief Investment Officer of AMVESCAP, the London-based parent company of the worldwide INVESCO organization, which provides certain investment advisory services to the Company.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 20, 1999 (except as otherwise footnoted below), certain information concerning stock ownership of all persons known by the Company to own beneficially more than 5% of the Shares, each director or director nominee, each executive officer named under "Executive Compensation and Other Matters" and all directors and executive officers of the Company as a group.

                                      Amount and Nature of        Percentage of
        Name of Stockholder (1)     Beneficial Ownership (1)   Outstanding Class
John W. Holaday, Ph.D.                    1,316,400  (2)             9.86%
Donald S. Brooks                            137,251  (3)             1.04%
R. Nelson Campbell                           78,749  (4)              *
Samuel R. Dunlap, Jr.                       408,612  (5)             3.11%
Jerry Finkelstein                           107,500  (6)              *
Edward R. Gubish, Ph. D.                    193,500  (7)             1.46%
Lee F. Meier                                 49,000  (8)              *
Mark C. M. Randall                           71,334  (9)              *
Wendell M. Starke                           398,366 (10)             3.03%

John C. Thomas, Jr.                         127,350 (11)              *
Bristol-Myers Squibb Company                874,999 (12)             6.65%
    P. O. Box 4000
    Princeton, New Jersey 08543
Mills Value Advisor, Inc.                   670,543 (13)             5.10%
    c/o Todd J. Peters
    Mills Value Advisor, Inc.
    707 East Main Street
    Richmond, Virginia 23219
All executive officers and directors     2,888,062  (14)            21.35%
    of the Company as a group
    (10 persons)

----------
*Less than 1%

(1) Beneficial ownership is defined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally means the power to vote and/or to dispose of the securities regardless of any economic interest therein.
(2) Includes 609,168 shares issuable upon exercise of options and warrants which are exercisable within 60 days and 126,666 shares held by a limited partnership of which Dr. Holaday is the general partner. Does not include 187,501 shares issuable upon exercise of options not exercisable within 60 days.
(3) Includes 137,251 shares issuable upon exercise of options which are exercisable within 60 days.
(4) Includes 51,251 shares issuable upon exercise of options which are exercisable within 60 days.
(5) Includes 350,282 shares issuable upon exercise of options which are exercisable within 60 days.
(6) Includes 71,000 shares issuable upon exercise of options and warrants which are exercisable within 60 days. Does not include shares held by various family members of Mr. Finkelstein, as to which Mr. Finkelstein disclaims beneficial ownership.
(7) Includes 182,500 shares issuable upon exercise of options which are exercisable within 60 days. Does not include 87,500 shares issuable upon exercise of options not exercisable within 60 days.
(8) Includes 24,000 shares issuable upon exercise of options which are exercisable within 60 days and 25,000 shares issuable upon exercise of warrants which are exercisable within 60 days held by an entity the general partner of which is an entity in which Mr. Meier serves as Managing Director.
(9) Includes 71,334 shares issuable upon exercise of options which are exercisable within 60 days. Does not include 6,667 shares issuable upon exercise of options not exercisable within 60 days.

(10) Includes 189,815 shares issuable upon exercise of options and warrants which are exercisable within 60 days. Does not include 40,761 shares owned by various family members of Mr. Starke, as to which Mr. Starke disclaims beneficial ownership.
(11) Includes 127,018 shares issuable upon exercise of options and warrants which are exercisable within 60 days. Does not include 38,251 shares issuable upon exercise of options not exercisable within 60 days.
(12) Based on Schedule 13G filed by Bristol-Myers Squibb Company on December 21, 1998.
(13) Based on Amendment No. 4 to the Schedule 13D filed by Mills Value Advisor, Inc. on April 13, 1999. Includes 40,000 shares beneficially owned by Mills Value Advisor, Inc. together with shares held by Mills Value Advisor, Inc in an investment advisory service capacity whereby Mills Value Advisor, Inc. has the sole discretion to dispose of such shares.
(14) Includes 1,856,286 shares issuable upon exercise of options and warrants which are exercisable within 60 days. Does not include 371,170 shares issuable upon exercise of options not exercisable within 60 days.

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

         Donald S. Brooks, a director of the Company, was of counsel to the law firm Carella, Byrne, Bain, Gilfillan, Cecchi , Stewart & Olstein, which provides certain legal services to the Company, prior to becoming the Vice President - Legal Affairs at the Company in 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ENTREMED, INC.


                                By: /s/ John W. Holaday
                                    --------------------------------------------
                                    John W. Holaday, Ph.D., Chairman of the
                                    Board, President and Chief Executive Officer

                                    April 29, 1999

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

        Signature                         Title                  Date
        ---------                         -----                  ----

/s/ John W. Holaday             Chairman of the Board and       4/29/99
--------------------------       Chief Executive Officer
John W. Holaday, Ph. D.       (principal executive officer)

/s/ R. Nelson Campbell           Chief Financial Officer        4/29/99
--------------------------      (principal financial and
R. Nelson Campbell                 accounting officer)

/s/ John C. Thomas, Jr.            Secretary/Treasurer          4/29/99
--------------------------
John C. Thomas, Jr.


                                        Director
--------------------------
Donald S. Brooks


/s/ Samuel R. Dunlap, Jr.               Director                4/29/99
--------------------------
Samuel R. Dunlap, Jr.


/s/ Jerry Finkelstein                   Director                4/29/99
--------------------------
Jerry Finkelstein


/s/ Lee F. Meier                        Director                4/29/99
--------------------------
Lee F. Meier


/s/ Mark C. M. Randall                  Director                4/29/99
--------------------------
Mark C. M. Randall


/s/ Wendell M. Starke                   Director                4/29/99
--------------------------
Wendell M. Starke