Form 10-K405/A
period 1998-12-31
ENTREMED INC
filed 1999-05-14
CIK 895051

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
                                (Amendment No. 3)

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                         Commission file number 0-20713

                                 EntreMed, Inc.
                                 --------------
             (Exact name of registrant as specified in its charter)

        Delaware                                      58-1959440
---------------------------                ------------------------------------
  (State of Incorporation)                 (I.R.S. Employer Identification No.)

Suite 200, 9610 Medical Center Drive, Rockville, MD                   20850
---------------------------------------------------                ----------
     (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (301) 217-9858
--------------------------------------------------

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

                                EXPLANATORY NOTE:

         This Amendment No. 3 to the Form 10-K for the fiscal year ended December 31, 1998 is filed to revise certain information in the Option/SAR Grants in Last Fiscal Year table included in Part III, Item 11 of this Form 10-K and to include a newly redacted Exhibit 10.28.

                                    PART III

Item 11 is amended and restated as follows:

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

         The Company granted non-qualified stock options to purchase 100,000 shares of Common Stock to Wendell M. Starke in June 1998 upon Mr. Starke's election as Vice Chairman of the Board. The options have an exercise price of $12.00 per share, the fair market value of a share of Common Stock on the date of grant, and were immediately exercisable. This grant is in addition to the automatic grant of stock options Mr. Starke received as a member of the Board of Directors

         The Company entered into a three year consulting agreement with Samuel
R. Dunlap, Jr. commencing January 1, 1996 that provides for annual payments of $90,000.

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

                      Option/SAR Grants in Last Fiscal Year

                                Number of
                                Securities       % of Total                                     Potential Realizable
                                Underlying      Options/SARs                                   Value at Assumed Annual
                              Options/ SARs      Granted to      Exercise or                    Rates of Stock Price
                                 Granted        Employees in      Base Price     Expiration    Appreciation for Option
            Name                                Fiscal Year         ($/sh)          Date               Term(1)
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

         The following table sets forth information concerning all option and warrant exercises, as well as fiscal year-end values, for each of the named executive officers.

           Aggregated Option and Warrant/Exercises in Last Fiscal Year
                         and FY-End Option/Warrant Value

                                                                        Number of Securities            Value of Unexercised
                                                                         Underlying Options             In-the-Money Options
                             Shares Acquired           Value            at Fiscal Year-End($)         at Fiscal Year-End($)(2)
           Name               on Exercise (#)     Realized($)(1)     Exercisable   Unexercisable    Exercisable    Unexercisable
           ----               ---------------     --------------     -----------   -------------    -----------    -------------
John W. Holaday, Ph.D.               -                   -             529,169         25,000        7,305,031        175,000
Edward R. Gubish, Ph.D.            40,000            1,000,000         176,250         68,750        1,967,500        681,250
R. Nelson Campbell                  5,000               58,125          76,250         43,750          633,750        406,250
John C. Thomas, Jr                 42,156            1,031,091         125,769         34,500        1,856,626        341,500

(1) The Value Realized represents the amount equal to the excess of the fair market value of the shares at the time of exercise over the exercise price of the option or warrant.
(2) Calculated by multiplying the number of unexercised options outstanding at December 31, 1998 by the difference between the fair market value of the Company's Shares at December 31, 1998 ($21.00) and the option exercise price.

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

                                     PART IV

Item 14 is amended and restated as follows:

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

10.28+ License Agreement between Celgene Corporation and EntreMed, Inc. signed December 9, 1998 regarding thalidomide intellectual property

--------------
+ Portions of this Exhibit have been omitted pursuant to an amended and restated Confidential Treatment Request, which the Company has filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ENTREMED, INC.


                                        By: /s/ John W. Holaday
                                            ------------------------------------
                                            John W. Holaday, Ph.D.
                                            Chairman of the Board, President and
                                              Chief Executive Officer

                                            May 11, 1999

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

          Signature                         Title                         Date
          ---------                         -----                         ----

/s/ John W. Holaday                 Chairman of the Board and            5/11/99
------------------------             Chief Executive Officer
John W. Holaday, Ph. D.           (principal executive officer)

/s/ R. Nelson Campbell               Chief Financial Officer             5/11/99
------------------------            (principal financial and
R. Nelson Campbell                     accounting officer)

/s/ John C. Thomas, Jr.                Secretary/Treasurer               5/11/99
------------------------
John C. Thomas, Jr.

           *                                 Director                    5/11/99
------------------------
Donald S. Brooks

           *                                 Director                    5/11/99
------------------------
Samuel R. Dunlap, Jr.

           *                                 Director                    5/11/99
------------------------
Jerry Finkelstein

           *                                 Director                    5/11/99
------------------------
Lee F. Meier

           *                                 Director                    5/11/99
------------------------
Mark C. M. Randall

           *                                 Director                    5/11/99
------------------------
Wendell M. Starke

By: /s/ John W. Holaday
    --------------------
    Attorney-in-Fact