Form 10-Q
period 1999-03-31
ENTREMED INC
filed 1999-05-17
CIK 895051

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20459

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

YES      NO   X
    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

          Class                             Outstanding at May 12, 1999
----------------------------                ---------------------------
Common Stock $.01 Par Value                         13,173,205

                                 ENTREMED, INC.


                                Table of Contents

PART I.   FINANCIAL INFORMATION                              PAGE
                                                             ----
Item 1 -- Financial Statements

Consolidated Balance Sheets
as of March 31, 1999 and December 31, 1998                     3

Consolidated Statements of
Operations for the Three Months Ended
March 31, 1999 and 1998                                        4

Consolidated Statements of Cash
Flows for the Three Months Ended March 31, 1999
and 1998                                                       5

Notes to Consolidated Financial
Statements                                                     6

Item 2 --  Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                          8

Part II.  OTHER INFORMATION

Item 1 --  Legal Proceedings                                  11

Item 2 --  Changes in Securities                              11

Item 3 --  Defaults upon Senior Securities                    11

Item 4 --  Submission of Matters to Vote of
           Security Holders                                   11

Item 5 --  Other Information                                  11

Item 6 --  Exhibits and Reports on Form 8-K                   11

SIGNATURES                                                    12

                                 ENTREMED, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       March 31,               December 31,
                                                                         1999                     1998
                                                                 -------------------      --------------------
                                                                     (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                     $        26,090,813      $        30,818,689
   Short term investments                                                  1,506,815                4,352,371
   Interest receivable                                                        70,069                  186,927
   Accounts receivable                                                       302,779                  112,383
   Prepaid expenses and other                                                 67,362                  170,877
                                                                 --------------------     --------------------
Total current assets                                                      28,037,838               35,641,247

Furniture and equipment, net                                               3,586,995                2,979,237

Other assets                                                                 954,907                  953,519
                                                                 --------------------     --------------------
      Total assets                                               $        32,579,740      $        39,574,003
                                                                 ====================     ====================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $         3,325,071      $         2,093,017
   Accrued liabilities                                                     1,130,890                1,332,682
   Deferred revenue                                                        1,853,332                2,945,833
                                                                 --------------------     --------------------
Total current liabilities                                                  6,309,293                6,371,532

Minority interest                                                             23,872                   14,407

Stockholders' equity:
   Convertible preferred stock, $1.00 par and $1.50
     Liquidation value:
     5,000,000 shares authorized, none issued and
     outstanding at March 31, 1999 (unaudited)
     and December 31, 1998                                                    -                         -
   Common stock, $.01 par value:
     35,000,000 shares authorized, 13,147,422 (unaudited)
     and 13,123,031 shares issued and outstanding at
     March 31, 1999 and December 31, 1998, respectively                      131,474                  131,230
   Additional paid-in capital                                             78,571,243               78,364,136
   Accumulated deficit                                                  (52,456,142)             (45,307,302)
                                                                 --------------------     --------------------
Total stockholders' equity                                                26,246,575               33,188,064
                                                                 --------------------     --------------------
      Total liabilities and stockholders' equity                 $        32,579,740      $        39,574,003
                                                                 ====================     ====================



    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                          Three Months Ended
                                                                               March 31,
                                                                 1999                         1998
                                                              ----------------------------------------
Revenues:
     Collaborative research and development                   $        1,042,500    $        1,042,500
     Licensing                                                            50,000                50,000
     Grant revenues                                                      158,819                62,471
     Royalty revenues                                                    191,680                   -
     Other revenues                                                        1,040                   -
                                                              ------------------    ------------------

Total revenues                                                         1,444,039             1,154,971
                                                              ------------------    ------------------


Expenses:
     Research & development                                            7,107,455             3,499,431
     General & administrative                                          1,895,838             1,305,890
                                                              ------------------    ------------------
                                                                       9,003,293             4,805,321

Investment income                                                        410,414               538,224
                                                              ------------------    ------------------

Net loss                                                      $      (7,148,840)    $      (3,112,126)
                                                              ==================    ==================

Net loss per share (basic and diluted)                        $           (0.55)    $          ( 0.25)
                                                              ==================    ==================

Weighted average number of shares
      outstanding (basic and diluted)                                 13,057,561            12,300,943
                                                              ==================    ==================

    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                               1999                        1998
                                                                         ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $      (7,148,840)           $(3,112,126)
Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation                                                                   259,628                185,525
     Loss on disposal of furniture & equipment                                       65,674                    -
     Minority interest                                                                9,465                 14,385
     Changes in assets and liabilities:
        Accounts receivable                                                       (190,396)              (205,820)
        Interest receivable                                                         116,858                114,446
        Prepaid expenses and other                                                  102,127                 51,343
        Accounts payable                                                          1,232,054                327,655
        Accrued liabilities                                                       (201,792)              (346,982)
        Deferred revenue                                                        (1,092,501)            (1,092,499)
                                                                         ------------------      -----------------
      Net cash used by operating activities                                     (6,847,723)            (4,064,073)
                                                                         ------------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of short-term investments                                              2,845,556             23,100,974
Purchases of short-term investments                                                  -                (10,948,950)
Purchases of furniture & equipment                                                (933,060)              (145,283)
                                                                         ------------------      -----------------
      Net cash provided by investing activities                                   1,912,496             12,006,741
                                                                         ------------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from option and warrant exercise                                           207,351                333,757
                                                                         ------------------      -----------------
      Net cash provided by financing activities                                     207,351                333,757
                                                                         ------------------      -----------------

Net increase (decrease) in cash and cash equivalents                            (4,727,876)              8,276,425
Cash and cash equivalents at beginning of period                                 30,818,689             18,232,491
                                                                         ------------------      -----------------
Cash and cash equivalents at end of period                               $       26,090,813      $      26,508,916
                                                                         ==================      =================

    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999(UNAUDITED)



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

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the Company's audited financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998.


2.     COMPREHENSIVE INCOME

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

3.     CONTINGENCIES

       The Company is a defendant in a lawsuit initiated in August 1995 in the United States District Court for the Eastern District of Tennessee by Bolling, McCool & Twist ("BMT"), a consulting firm. In the suit, BMT asserts that the Company breached an agreement between BMT and the Company by failing to pay BMT certain fees it asserts are owed under the agreement. More specifically, BMT has asserted a claim for the payment of services rendered in the approximate amount of $50,000 and seeks a success fee in an unspecified amount in connection with the BMS Collaboration. The judge in the case bifurcated the proceeding into two phases: an adjudication of whether the Company breached its agreement with BMT and then a damage phase. After a trial on the merits the jury found in favor of BMT on the breach of contract claim. A trial to determine damages had been scheduled for April 14, 1998. However, on April 6, 1998, the court issued an Order pursuant to which damages were limited to those arising during the term of the Agreement, which terminated on November 1, 1995. On May 6, 1999, the court confirmed its decision by granting the Company's motion for summary judgement and limiting the Company's damages to approximately $50,000 plus interest. Thus, this litigation at the trial level has been concluded. The parties have 30 days to file an appeal. In the event this matter is appealed, the Company can not predict the outcome of such appeal. However, the Company intends to continue to contest any further action vigorously and believes that this proceeding will not have a material adverse effect on the Company or on its financial condition, although there can be no assurance that this will be the case.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

       Since its inception in September 1991, the Company has devoted substantially all of its efforts and resources to sponsoring and conducting research and development on its own behalf and through collaborations with corporate partners and academic research and clinical institutions, and establishing its facilities and hiring personnel. In December 1995, the Company entered into a collaboration agreement with Bristol-Myers Squibb Company ("BMS") in which BMS made an equity investment in the Company and agreed to pay certain research and development fees and expenses, license fees, milestone payments, and royalties on net sales, if any. In August 1997, the Company reacquired the commercial rights to thalidomide from BMS. In December 1998, the Company sublicensed, on a worldwide basis, its intellectual property covering thalidomide to Celgene Corporation. On February 9, 1999, the Company and BMS agreed to modify the research agreement whereby the Company assumed all responsibility for preclinical and clinical work on the Angiostatin(R) protein. Through March 31, 1999, with the exception of license fees and research and development funding from BMS and royalty payments from Celgene's sales of thalidomide as well as certain research grants, the Company has not generated any revenue from operations. The Company anticipates its revenue sources for the next several years to include royalty payments from Celgene's sales of thalidomide, research grants and future collaboration payments from collaborators under arrangements that may be entered into in the future. The timing and amounts of such revenues, if any, will likely fluctuate and depend upon the achievement of specified milestones, and results of operations for any period may be unrelated to the results of operations for any other period.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 and March 31, 1998

       Revenues increased approximately 25% from approximately $1,155,000 for the three months ended March 31, 1998 ("1998 Three Months") to approximately $1,444,000 for the three months ended March 31, 1999 ("1999 Three Months"). This increase is due to an increase in grant revenue earned under a Small Business Innovative Research program from the National Institutes of Health awarded to the Company in May 1997 and royalty income from Celgene Corporation on the sale of thalidomide. The collaborative research and development fees relate to the amortization over five years of a one-time payment from BMS, of $2,500,000 received in December 1995 and the amortization of semi-annual payments of $1,835,000 under the BMS collaboration agreement. The license fee represents the amortization over five years of a one-time $1,000,000 license fee received in December 1995 under the BMS collaboration agreement.

       Research and development expenses increased by approximately 103% from approximately $3,500,000 in the 1998 Three Months to approximately $7,107,000 in the 1999 Three Months. Research and development expenditures include sponsored research payments to academic collaborators, including a $1,000,000 payment to Children's Hospital in both 1999 and 1998 Three Months and expenses related to the Company's internal research programs. The increase in research and development costs reflects increased efforts in the Company's internal and sponsored research and product development programs related to its antiangiogenesis technologies. Overall, research personnel increased from 40 as of March 31, 1998 to 45 as of March 31, 1999. Research and development expenses are expected to continue to increase as the Company continues to expand its research and development efforts.

       General and administrative expenses increased from approximately $1,306,000 in the 1998 Three Months to approximately $1,896,000 in the 1999 Three Months, a 45% increase. The 1999 Three Months increase resulted primarily from the increase in administrative costs associated with adding administrative staff to support the research scientists and collaborative efforts the Company is conducting, investigating potential strategic relationships, and obtaining professional services. Investment income decreased approximately 24% from approximately $538,000 in the 1998 Three Months to approximately $410,000 in the 1999 Three Months. This decrease in investment income is due to the reduction of the Company's cash and short term investments as such working capital components are used to fund the Company's operations.

Liquidity and Capital Resources

       At March 31, 1999, the Company had cash and cash equivalents of approximately $26,091,000 and short-term investments of approximately $1,507,000 with working capital of approximately $21,729,000, primarily representing the net proceeds of the Company's private placements of equity securities and its initial public offering, payments from BMS, including equity investments and various grants.

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

       The Company is a party to sponsored research agreements and clinical trials requiring the Company to fund an aggregate of approximately $851,000 through 2000 and license agreements requiring future milestone payments of up to $3,735,000 and additional payments upon attainment of regulatory milestones.

       On February 9, 1999, the original Bristol-Myers Squibb Collaboration was modified such that the final payment of $611,667 under the agreement is due on June 5, 1999. As amended, Bristol-Myers Squibb has no further funding obligation to the Company after August 9, 1999.


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

       To date, the Company has not incurred significant costs in connection with the implementation of its Year 2000 Plan. The Company does not expect future costs to be significant.

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

Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          Not applicable

Item 5.   OTHER INFORMATION

          Not applicable.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   The following exhibits are filed with this report:

          27.1           Financial Data Schedule

          (b)   A report on Form 8-K was filed on February 9, 1999 under
                Item 5 thereto reporting that the Company and Bristol-Myers Squibb Company agreed to modify the research agreement between the two companies whereby the Company assumed all responsibility for preclinical and clinical work on Angiostatin(R) protein.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      ENTREMED, INC.
                                                      (Registrant)


Date:  May 17, 1999                                  /s/ John W. Holaday
                                           -------------------------------------
                                                   John W. Holaday, Ph.D.
                                           President and Chief Executive Officer




Date:  May 17, 1999                                 /s/ R. Nelson Campbell
                                           ------------------------------------
                                                     R. Nelson Campbell
                                                   Chief Financial Officer