Form 10-Q/A
period 1999-03-31
ENTREMED INC
filed 1999-05-20
CIK 895051

================================================================================

                                   FORM 10-Q/A

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-20713

                                 EntreMed, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                  58-1959440
  -------------------------------           ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

                                    Suite 200
                            9640 Medical Center Drive
                               Rockville, Maryland
                    ----------------------------------------
                    (Address of principal executive offices)

                                      20850
                                   ----------
                                   (Zip Code)

                                 (301) 217-9858
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes |X|    No | |

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Title of Each Class               Shares Outstanding as of May 12, 1999
--------------------------------------    -------------------------------------
Common Stock, Par Value $.01 Per Share                13,173,205

================================================================================

                                EXPLANATORY NOTE:

       The sole purpose of this amendment is to indicate on the cover page that the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ENTREMED, INC.
                                            (Registrant)

Date:   May 20, 1999                       /s/ John W. Holaday, Ph.D.
                                           -------------------------------------
                                           John W. Holaday, Ph.D.
                                           Chairman of the Board, President and
                                           Chief Executive Officer


Date:   May 20, 1999                       /s/ R. Nelson Campbell
                                           -------------------------------------
                                           R. Nelson Campbell
                                           Chief Financial Officer