Form 10-Q
period 1999-06-30
ENTREMED INC
filed 1999-08-16
CIK 895051

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20459

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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


                            9640 Medical Center Drive
                               Rockville, Maryland
                               -------------------
                    (Address of principal executive offices)

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

YES X    NO
   ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

          Class                                   Outstanding at August 11, 1999
---------------------------                       ------------------------------
Common Stock $.01 Par Value                                14,669,983

                                 ENTREMED, INC.


                                Table of Contents


PART I.   FINANCIAL INFORMATION                                       PAGE
                                                                      ----

Item 1 -- Financial Statements

Consolidated Balance Sheets
as of June 30, 1999 and December 31, 1998                               3

Consolidated Statements of
Operations for the Three Months Ended
June 30, 1999 and 1998, and the Six Months
Ended June 30, 1999 and 1998                                            4

Consolidated Statements of Cash
Flows for the Six Months Ended June 30, 1999
and 1998                                                                5

Notes to Consolidated Financial
Statements                                                              6

Item 2 -- Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                                    8

Part II.  OTHER INFORMATION

Item 1 -- Legal Proceedings                                            11

Item 2 -- Changes in Securities                                        11

Item 3 -- Defaults upon Senior Securities                              11

Item 4 -- Submission of Matters to Vote of

          Security Holders                                             11

Item 5 -- Other Information                                            12

Item 6 -- Exhibits and Reports on Form 8-K                             12

SIGNATURES                                                             13

                                 ENTREMED, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                    June 30,                   December 31,
                                                                      1999                         1998
                                                              -------------------            -----------------
ASSETS                                                            (unaudited)
Current assets:
   Cash and cash equivalents                                    $      17,514,233            $      30,818,689
   Short term investments                                               1,501,845                    4,352,371
   Interest receivable                                                     73,363                      186,927
   Accounts receivable                                                    358,860                      112,383
   Prepaid expenses and other                                               7,784                      170,877
                                                                -----------------            -----------------
Total current assets                                                   19,456,085                   35,641,247

Furniture and equipment, net                                            4,082,070                    2,979,237

Other assets                                                              955,534                      953,519
                                                                -----------------            -----------------
      Total assets                                              $      24,493,689            $      39,574,003
                                                                =================            =================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                             $       3,471,039            $       2,093,017
   Accrued liabilities                                                  1,199,515                    1,332,682
   Deferred revenue                                                     1,372,500                    2,945,833
                                                                -----------------            -----------------
Total current liabilities                                               6,043,054                    6,371,532

Minority interest                                                          23,210                       14,407

Stockholders' equity:
   Convertible preferred stock, $1.00 par and $1.50
     Liquidation value:
     5,000,000 shares authorized, none issued and
     outstanding at June 30, 1999 (unaudited)
     and December 31, 1998                                                  -                          -
   Common stock, $.01 par value:
     35,000,000 shares authorized, 13,177,192 (unaudited)
     and 13,123,031 shares issued and outstanding at
     June 30, 1999 and December 31, 1998, respectively                    131,772                      131,230
   Additional paid-in capital                                          78,760,100                   78,364,136
   Accumulated deficit                                               (60,464,447)                  (45,307,302)
                                                                -----------------            -----------------
Total stockholders' equity                                             18,427,425                   33,188,064
                                                                -----------------            -----------------
      Total liabilities and stockholders' equity                $      24,493,689            $      39,574,003
                                                                =================            =================


    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended                     Six months ended
                                                               June 30,                              June 30,
                                                         1999             1998                1999                1998
                                                   --------------------------------    -----------------------------------

Revenues:
     Collaborative research and development        $    1,042,500     $  1,042,500     $     2,085,000      $    2,085,000
     Licensing                                             50,000           50,000             100,000             100,000
     Grant revenues                                          -              72,985             158,819             135,456
     Royalty revenues                                     236,531             -                428,211                -
     Other revenues                                          -                -                  1,040                -
                                                   --------------     ------------     ---------------      --------------

Total revenues                                          1,329,031        1,165,485           2,773,070           2,320,456
                                                   --------------     ------------     ---------------      --------------


Expenses:
     Research & development                             7,619,140        2,345,299          14,726,595           5,844,730
     General & administrative                           2,003,069        1,221,010           3,898,907           2,526,900
                                                   --------------     ------------     ---------------      --------------
                                                        9,622,209        3,566,309          18,625,502           8,371,630

Investment income                                         284,873          588,193             695,287           1,126,417
                                                   --------------     ------------     ---------------      --------------

Net loss                                           $   (8,008,305)    $ (1,812,631)    $   (15,157,145)     $   (4,924,757)
                                                   ==============     ============     ===============      ==============

Net loss per share (basic and diluted)             $        (0.61)    $      (0.15)    $         (1.15)     $        (0.40)
                                                   ==============     ============     ===============      ==============
Weighted average number of shares
      outstanding (basic and diluted)                  13,165,522       12,437,363          13,144,832          12,369,153
                                                    =============     ============     ===============      ==============


    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Six Months Ended
                                                                              June 30,
                                                                       1999              1998
                                                                 ----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $  (15,157,145)     $  (4,924,757)
Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation                                                       457,489            371,375
     Loss on disposal of furniture & equipment                           65,674               -
     Minority interest                                                    8,803             21,984
     Changes in assets and liabilities:
        Accounts receivable                                            (246,477)          (255,886)
        Interest receivable                                             113,564            137,031
        Prepaid expenses and other                                      161,078             85,724
        Accounts payable                                              1,378,022             35,282
        Accrued liabilities                                            (133,167)          (437,159)
        Deferred revenue                                             (1,573,333)          (350,000)
                                                                 --------------      -------------
      Net cash used by operating activities                         (14,925,492)        (5,316,406)
                                                                 --------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of short-term investments                                  2,850,526         31,954,030
Purchases of short-term investments                                       -            (15,745,080)
Purchases of furniture & equipment                                   (1,625,996)          (321,527)
                                                                 --------------      -------------
      Net cash provided by investing activities                       1,224,530         15,887,423
                                                                 --------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from option and warrant exercises                              396,506          2,511,326
                                                                 --------------      -------------
      Net cash provided by financing activities                         396,506          2,511,326
                                                                 --------------      -------------

Net increase (decrease) in cash and cash equivalents                (13,304,456)        13,082,343
Cash and cash equivalents at beginning of period                     30,818,689         18,232,491
                                                                 --------------      -------------
Cash and cash equivalents at end of period                       $   17,514,233      $  31,314,834
                                                                 ==============      =============


    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1999 (UNAUDITED)

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

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements d o not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the Company's audited financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

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

3.     CONTINGENCIES

       The Company is a defendant in a lawsuit initiated in August 1995 in the United States District Court for the Eastern District of Tennessee by Bolling, McCool & Twist ("BMT"), a consulting firm. In the suit, BMT asserts that the Company breached an agreement between BMT and the Company by failing to pay BMT certain fees it asserts are owed under the agreement. More specifically, BMT has asserted a claim for the payment of services rendered in the approximate amount of $50,000 and seeks a success fee in an unspecified amount in connection with the BMS Collaboration. The judge in the case bifurcated the proceeding into two phases: an adjudication of whether the Company breached its agreement with BMT and then a damage phase. After a trial on the merits the jury found in favor of BMT on the breach of contract claim. A trial to determine damages had been scheduled for April 14, 1998. However, on April 6, 1998, the court issued an Order pursuant to which damages were limited to those arising during the term of the Agreement, which terminated on November 1, 1995. On May 6, 1999, the court confirmed its decision by granting the Company's motion for summary judgment and limiting the Company's damages to approximately $50,000 plus interest. Thus, this litigation at the trial level has been concluded. BMT has filed an appeal and the Company has cross-appealed. The Company cannot predict the outcome of such appeal. However, the Company intends to continue to contest any further action vigorously and believes that this proceeding will not have a material adverse effect on the Company or on its financial condition, although there can be no assurance that this will be the case.

4.     SUBSEQUENT EVENT

       On July 27, 1999, the Company completed an offering of 1,478,118 shares of its common stock, par value $.01 per share, Series 1 Warrants to purchase a total of 739,059 shares of Common Stock at an exercise price of $33.02 and Series 2 Warrants to purchase a total of 739,059 shares of Common Stock at an exercise price of $25.45. The offering resulted in gross proceeds to the Company, prior to the deduction of fees and commissions, of approximately $30.1 million. The net proceeds from the offering will be used by the Company for continued clinical development of the Company's products, working capital and general corporate purposes, at the discretion of the Company's management.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

       Since its inception in September 1991, the Company has devoted substantially all of its efforts and resources to sponsoring and conducting research and development on its own behalf and through collaborations with corporate partners and academic research and clinical institutions, and establishing its facilities and hiring personnel. In December 1995, the Company entered into a collaboration agreement with Bristol-Myers Squibb Company ("BMS") in which BMS made an equity investment in the Company and agreed to pay certain research and development fees and expenses, license fees, milestone payments, and royalties on net sales, if any. In August 1997, the Company reacquired the commercial rights to thalidomide from BMS. In December 1998, the Company sublicensed, on a worldwide basis, its intellectual property covering thalidomide to Celgene Corporation ("Celgene"). On February 9, 1999, the Company and BMS agreed to modify the research agreement whereby the Company assumed all responsibility for preclinical and clinical work on the Angiostatin(R) protein. On July 1, 1999, the Company and Calbiochem-Novabiochem Corp. ("Calbiochem") entered into a non-exclusive, worldwide licensing agreement under which Calbiochem will have the right to sell research grade Endostatin(TM) protein and Angiostatin(R) protein for non-commercial research purposes. Through June 30, 1999, with the exception of license fees and research and development funding from BMS and royalty payments from Celgene's sales of thalidomide as well as certain research grants, the Company has not generated any revenue from operations. The Company anticipates its revenue sources for the next several years to include royalty payments from Celgene's sales of thalidomide and Calbiochem's sales of research grade Endostatin(TM) protein and Angiostatin(R) protein, research grants and future collaboration payments from collaborators under arrangements entered into in the future. The timing and amounts of such revenues, if any, will likely fluctuate and depend upon the achievement of specified milestones, and results of operations for any period may be unrelated to the results of operations for any other period.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1999 and June 30, 1998

       Revenues increased approximately 14% from approximately $1,165,000 for the three months ended June 30, 1998 ("1998 Three Months") to approximately $1,329,000 for the three months ended June 30, 1999 ("1999 Three Months"). This increase is due to royalty income from Celgene Corporation on the sale of thalidomide. For the six months ended June 30, 1999 ("1999 Six Months"), revenues were approximately $2,773,000 as compared to $2,320,000 the six months ended June 30, 1998 ("1998 Six Months"), a 20% increase. This increase is due to an increase in grant revenue earned under a Small Business Innovative Research program from the National Institutes of Health awarded to the Company in May 1997 and royalty income from Celgene Corporation on the sale of thalidomide. The collaborative research and development fees relate to the amortization over five years of a one-time payment from BMS, of $2,500,000 received in December 1995 and the amortization of semi-annual payments of $1,835,000 under the BMS collaboration agreement. The license fee represents the amortization over five years of a one-time $1,000,000 license fee received in December 1995 under the BMS collaboration agreement.

       Research and development expenses increased by approximately 225% from approximately $2,345,000 in the 1998 Three Months to approximately $7,619,000 in the 1999 Three Months and by approximately 152% from approximately $5,845,000 in the 1998 Six Months to approximately $14,727,000 in the 1999 Six Months. Research and development expenditures include sponsored research payments to academic collaborators, including a $1,000,000 payment to Children's Hospital in March 1999 and March 1998 and expenses related to the Company's internal research programs. The increase in research and development costs reflects increased efforts in the Company's internal and sponsored research and product development programs related to its antiangiogenesis technologies. Overall, research personnel increased from 42 as of June 30, 1998 to 54 as of June 30, 1999. Research and development expenses are expected to continue to increase as the Company continues to expand its research and development efforts.

       General and administrative expenses increased approximately 64% from approximately $1,221,000 in the 1998 Three Months to approximately $2,003,000 in the 1999 Three Months. For the 1999 Six Months, general and administration expenses were approximately $3,899,000 as compared to approximately $2,527,000 for the 1998 Six Months, a 54% increase. The overall increase in general and administrative expenses during the 1999 periods compared to comparable periods of 1998 resulted primarily from the increase in administrative costs associated with adding administrative staff to support the Company's research efforts and external collaborations the Company is conducting, investigating potential strategic relationships, and obtaining professional services. Investment income decreased approximately 52% from approximately $588,000 in the 1998 Three Months to approximately $285,000 in the 1999 Three Months and decreased approximately 38% from approximately $1,126,000 in the 1998 Six Months to approximately $695,000 in the 1999 Six Months. This overall decrease in investment income during the 1999 periods compared to comparable periods of 1998 is due to the reduction of the Company's cash and short term investments as such working capital components are used to fund the Company's operations.

Liquidity and Capital Resources

       At June 30, 1999, the Company had cash and cash equivalents of approximately $17,514,000 and short-term investments of approximately $1,502,000 with working capital of approximately $13,413,000, primarily representing the net proceeds of the Company's private placements of equity securities and its initial public offering, payments from BMS, including equity investments and various grants.

       On July 27, 1999, the Company completed an offering of 1,478,118 shares of its common stock, par value $.01 per share, Series 1 Warrants to purchase a total of 739,059 shares of Common Stock at an exercise price of $33.02 and Series 2 Warrants to purchase a total of 739,059 shares of Common Stock at an exercise price of $25.45. The offering resulted in gross proceeds to the Company, prior to the deduction of fees and commissions, of approximately $30.1 million. The net proceeds from the offering will be used by the Company for continued clinical development of the Company's products, working capital and general corporate purposes, at the discretion of the Company's management.

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

       The Company is a party to sponsored research agreements and clinical trials requiring the Company to fund an aggregate of approximately $2,185,000 through 2000 (including $1,400,000 to Children's Hospital) and license agreements requiring future milestone payments of up to $3,735,000 and additional payments upon attainment of regulatory milestones.

       On February 9, 1999, the original Bristol-Myers Squibb Collaboration was modified such that the final payment of $611,667 under the agreement was paid on June 5, 1999. As amended, Bristol-Myers Squibb has no further funding obligation to the Company after August 9, 1999.

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

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

           This information as set forth in Note 3 of "Notes to Consolidated Financial Statements" appearing in Item 1 of Part I of this report is incorporated herein by reference.

Item 2.    CHANGES IN SECURITIES

           Not applicable.

Item 3.    DEFAULT UPON SENIOR SECURITIES

           Not applicable.

Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a) The Company's annual meeting of stockholders was held on June 24, 1999 ("Annual Meeting").

(b)        Not applicable.

(c) At the Annual Meeting, the stockholders considered and approved the following proposals:

           (i) Election of Directors. The following sets forth the nominees who were elected directors of the Company for the term expiring in the year indicated as well as the number of votes cast for, against or withheld:

Term
(Year                                                      Votes
Expires)   Name                           For              Against        Withheld
--------   ----                           ---              -------        --------
2002       Jerry Finkelstein           10,918,705           55,533           -
2002       Mark C.M. Randall           10,919,050           55,188           -

           (ii) Approval of 1999 Long-Term Incentive Plan. At the Annual Meeting the stockholders approved and ratified the Company's 1999 Long-Term Incentive Plan (the "1999 Plan") reserving 750,000 shares of Common Stock for issuance under the 1999 Plan. This proposal received 4,830,183 votes in favor, 372,458 votes against and 49,450 abstentions. In addition, 5,722,147 shares were not voted.

           (iii) Ratification of Appointment of Ernst & Young LLP. At the Annual Meeting, stockholders ratified the selection of Ernst & Young LLP as the independent auditors. The proposal received 10,944,976 votes in favor, 13,491 votes against, and 15,771 abstentions.

Item 5.    OTHER INFORMATION

           Not applicable.

Item 6.    EXHIBIT AND REPORTS ON FORM 8-K

           (a) The following exhibits are filed with this report:

           10.32    1999 Long-Term Incentive Plan

           10.33 Amendment to Research Agreement, dated June 24, 1999, between the Registrant and Children's Hospital

           27.1     Financial Data Schedule

           (b) No reports on Form 8-K were filed by Registrant during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             ENTREMED, INC.
                                             (Registrant)

Date:  August 16, 1999                        /s/ John W. Holaday
                                     ------------------------------------
                                            John W. Holaday, Ph.D.
                                     President and Chief Executive Officer



Date:  August 16, 1999                        /s/ R. Nelson Campbell
                                     ------------------------------------
                                               R. Nelson Campbell
                                              Chief Financial Officer