Form 10-Q
period 1999-09-30
ENTREMED INC
filed 1999-11-12
CIK 895051

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

YES     X       NO
    --------        --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                Outstanding at November 10, 1999
----------------------------                --------------------------------
Common Stock $.01 Par Value                          14,706,133

                                 ENTREMED, INC.


                                Table of Contents

PART I.   FINANCIAL INFORMATION                                                                       PAGE
                                                                                                      ----

Item 1 -- Financial Statements

Consolidated Balance Sheets
as of September 30, 1999 and December 31, 1998                                                        3

Consolidated Statements of
Operations for the Three Months Ended
September 30, 1999 and 1998, and the Nine Months
Ended September 30, 1999 and 1998                                                                     4

Consolidated Statements of Cash
Flows for the Nine Months Ended September 30, 1999
and 1998                                                                                              5

Notes to Consolidated Financial
Statements                                                                                            6

Item 2 --      Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                                                             7

Part II.  OTHER INFORMATION

Item 1 --      Legal Proceedings                                                                     10

Item 2 --      Changes in Securities                                                                 10

Item 3 --      Defaults upon Senior Securities                                                       10

Item 4 --      Submission of Matters to Vote of
               Security Holders                                                                      10

Item 5 --      Other Information                                                                     10

Item 6 --      Exhibits and Reports on Form 8-K                                                      11

SIGNATURES                                                                                           12

                                 ENTREMED, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                      September 30,           December 31,
                                                                                           1999                   1998
                                                                                      -------------          -------------
ASSETS                                                                                 (unaudited)
Current assets:
   Cash and cash equivalents                                                          $  39,898,939          $  30,818,689
   Short-term investments                                                                         -              4,352,371
   Interest receivable                                                                      141,698                186,927
   Accounts receivable                                                                      549,042                112,383
   Prepaid expenses and other                                                               170,379                170,877
                                                                                      -------------          -------------
Total current assets                                                                     40,760,058             35,641,247

Furniture and equipment, net                                                              3,971,723              2,979,237

Other assets                                                                                905,733                953,519
                                                                                      -------------          -------------
      Total assets                                                                    $  45,637,514          $  39,574,003
                                                                                      =============          =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                   $   3,823,161          $   2,093,017
   Accrued liabilities                                                                    1,385,100              1,332,682
   Deferred revenue                                                                          75,000              2,945,833
                                                                                      -------------          -------------
Total current liabilities                                                                 5,283,261              6,371,532

Minority interest                                                                            20,090                 14,407

Stockholders' equity:
   Convertible preferred stock, $1.00 par and $1.50
     Liquidation value:
     5,000,000 shares authorized, none issued and
     outstanding at September 30, 1999 (unaudited)
     and December 31, 1998                                                                        -                      -
   Common stock, $.01 par value:
     35,000,000 shares authorized, 14,705,883 (unaudited) and 13,123,031 shares issued and outstanding at September 30, 1999 and
     December 31, 1998, respectively                                                        147,059                131,230
   Additional paid-in capital                                                           107,547,268             78,364,136
   Accumulated deficit                                                                  (67,360,164)           (45,307,302)
                                                                                      -------------          -------------
Total stockholders' equity                                                               40,334,163             33,188,064
                                                                                      -------------          -------------
      Total liabilities and stockholders' equity                                      $  45,637,514          $  39,574,003
                                                                                      =============          =============



    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Three Months Ended                      Nine months ended
                                                           September 30,                           September 30,
                                                      1999                 1998               1999                1998
                                                  --------------------------------        --------------------------------

Revenues:
     Collaborative research and development       $  1,014,166        $  1,042,500        $  3,099,166        $  3,127,500
     Licensing                                         303,333              50,000             403,333             150,000
     Grant revenues                                    128,897             241,262             287,716             376,718
     Royalty revenues                                  288,108                   -             716,319                   -
     Other revenues                                     51,813               9,675              52,853               9,675
                                                  ------------        ------------        ------------        ------------

Total revenues                                       1,786,317           1,343,437           4,559,387           3,663,893


Expenses:
     Research & development                          6,959,576           4,481,485          21,686,171          10,326,215
     General & administrative                        2,223,748           1,380,387           6,122,655           3,907,287
                                                  ------------        ------------        ------------        ------------
                                                     9,183,324           5,861,872          27,808,826          14,233,502

Investment income                                      501,290             559,126           1,196,577           1,685,543
                                                  ------------        ------------        ------------        ------------

Net loss                                          $ (6,895,717)       $ (3,959,309)       $(22,052,862)       $ (8,884,066)
                                                  ============        ============        ============        ============

Net loss per share (basic and diluted)            $      (0.48)       $      (0.31)       $      (1.63)       $      (0.71)
                                                  ============        ============        ============        ============
Weighted average number of shares
      outstanding (basic and diluted)               14,247,373          12,934,183          13,506,269          12,557,496
                                                  ============        ============        ============        ============







    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                   1999                   1998
                                                               -----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $(22,052,862)       $ (8,884,066)
Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation                                                    675,331             559,760
     Loss on disposal of furniture & equipment                        65,674                   -
     Minority interest                                                 5,683               4,901
     Changes in assets and liabilities:
        Accounts receivable                                         (436,659)             17,177
        Interest receivable                                           45,229             228,800
        Prepaid expenses and other                                    48,284            (108,674)
        Accounts payable                                           1,730,144             409,093
        Accrued liabilities                                           52,418            (349,132)
        Deferred revenue                                          (2,870,833)         (1,367,499)
                                                                ------------        ------------
      Net cash used by operating activities                      (22,737,591)         (9,489,640)

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of short-term investments                               4,352,371          42,757,660
Purchases of short-term investments                                        -         (19,579,726)
Other investments                                                          -            (250,000)
Purchases of furniture & equipment                                (1,733,491)           (667,203)
                                                                ------------        ------------
      Net cash provided by investing activities                    2,618,880          22,260,731

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from option, warrant exercises and sale of stock         29,198,961           3,348,340
                                                                ------------        ------------
      Net cash provided by financing activities                   29,198,961           3,348,340

Net increase in cash and cash equivalents                          9,080,250          16,119,431
Cash and cash equivalents at beginning of period                  30,818,689          18,232,491
                                                                ------------        ------------
Cash and cash equivalents at end of period                      $ 39,898,939        $ 34,351,922
                                                                ============        ============





    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 (UNAUDITED)



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

            The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the Company's audited financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998.


2.          CONTINGENCIES

            The Company is a defendant in a lawsuit initiated in August 1995 in the United States District Court for the Eastern District of Tennessee by Bolling, McCool & Twist ("BMT"), a consulting firm. In the suit, BMT asserts that the Company breached an agreement between BMT and the Company by failing to pay BMT certain fees it asserts are owed under the agreement. More specifically, BMT has asserted a claim for the payment of services rendered in the approximate amount of $50,000 and seeks a success fee in an unspecified amount in connection with the Bristol-Myers Squibb Company Collaboration ("BMS Collaboration"). The judge in the case bifurcated the proceeding into two phases: an adjudication of whether the Company breached its agreement with BMT and then a damage phase. After a trial on the merits the jury found in favor of BMT on the breach of contract claim. A trial to determine damages had been scheduled for April 14, 1998. However, on April 6, 1998, the court issued an Order pursuant to which damages were limited to those arising during the term of the Agreement, which terminated on November 1, 1995. On May 6, 1999, the court confirmed its decision by granting the Company's motion for summary judgment and limiting the Company's damages to approximately $50,000 plus interest. Thus, this litigation at the trial level has been concluded. BMT has filed an appeal and the Company has cross-appealed. The Company cannot predict the outcome of such appeal. However, the Company intends to continue to contest any further action vigorously and believes that this proceeding will not have a material adverse effect on the Company or on its financial condition, although there can be no assurance that this will be the case.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

               Since its inception in September 1991, the Company has devoted substantially all of its efforts and resources to sponsoring and conducting research and development on its own behalf and through collaborations with corporate partners and academic research and clinical institutions, and establishing its facilities and hiring personnel. Through September 30, 1999, with the exception of license fees, research and development funding, royalty payments, and certain research grants, the Company has not generated any revenue from operations. The Company anticipates its primary revenue sources for the next several years to include royalty payments, research grants and collaboration payments from collaborators under arrangements entered into in the future. The timing and amounts of such revenues, if any, will likely fluctuate and depend upon the achievement of specified milestones, and results of operations for any period may be unrelated to the results of operations for any other period.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 1999 and September 30, 1998

               Revenues increased approximately 33% from approximately $1,343,000 for the three months ended September 30, 1998 ("1998 Three Months") to approximately $1,786,000 for the three months ended September 30, 1999 ("1999 Three Months"). For the nine months ended September 30, 1999 ("1999 Nine Months"), revenues were approximately $4,559,000 as compared to $3,664,000 for the nine months ended September 30, 1998 ("1998 Nine Months"), a 24% increase. These increases are primarily due to royalty income received from Celgene on the sale of thalidomide. In addition, in August 1999 EntreMed recognized the balance of BMS collaborative research and development fees, license fees and related deferred revenue due to the modification of the research agreement whereby the Company assumed all responsibility for preclinical and clinical work on the Angiostatin(R) protein. Deferred revenue from the collaborative research and development fees related to the amortization over five years of a one-time payment of $2,500,000 from Bristol-Myers Squibb Company ("BMS") received in December 1995 and the amortization of semi-annual payments of $1,835,000 under the BMS Collaboration agreement, both fully amortized in August 1999. The license fee represented the amortization over five years of a one-time $1,000,000 license fee received in December 1995 under the BMS Collaboration agreement also fully amortized in August 1999.

               Research and development expenses increased by approximately 55% from approximately $4,481,000 in the 1998 Three Months to approximately $6,960,000 in the 1999 Three Months and by approximately 110% from approximately $10,326,000 in the 1998 Nine Months to approximately $21,686,000 in the 1999 Nine Months. Research and development expenditures include sponsored research payments to academic collaborators, including payments to Children's Hospital of $1,700,000 in 1999 and $2,000,000 in 1998 and expenses related to the Company's internal research programs. The increase in research and development costs reflects increased efforts in the Company's internal and sponsored research and product development programs related to its antiangiogenesis technologies. Overall, research personnel increased from 42 as of September 30, 1998 to 52 as of September 30, 1999. Research and development expenses are expected to continue to increase as the Company continues to expand its research and development efforts.

               General and administrative expenses increased approximately 61% from approximately $1,380,000 in the 1998 Three Months to approximately $2,224,000 in the 1999 Three Months. For the 1999 Nine Months, general and administration expenses were approximately $6,123,000 as compared to approximately $3,907,000 for the 1998 Nine Months, a 57% increase. The overall increase in general and administrative expenses during the 1999 periods compared to comparable periods of 1998 resulted primarily from the increase in administrative costs associated with adding administrative staff to support the Company's research efforts and external collaborations the Company is conducting, investigating potential strategic relationships, and obtaining professional services. Investment income decreased approximately 10% from approximately $559,000 in the 1998 Three Months to approximately $501,000 in the 1999 Three Months and decreased approximately 29% from approximately $1,686,000 in the 1998 Nine Months to approximately $1,197,000 in the 1999 Nine Months. This overall decrease in investment income during the 1999 periods compared to comparable periods of 1998 is due to the reduction of the Company's cash and short-term investments as such working capital components are used to fund the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

               At September 30, 1999, the Company had cash and cash equivalents of approximately $39,899,000 with working capital of approximately $35,477,000, primarily representing the net proceeds of the Company's private placements of equity securities and its initial public offering, payments from BMS which include equity investments, royalties received from Celgene and various grants.

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

               The Company is a party to sponsored research agreements requiring the Company to fund an aggregate of approximately $3,832,000 through 2001 (including $2,900,000 to Children's Hospital), materials production costs of up to $9,000,000 for clinical trials, and license agreements requiring future milestone payments of up to $3,635,000 and additional payments upon attainment of regulatory milestones.

            On February 9, 1999, the original BMS Collaboration was modified such that the final payment of $611,667 under the agreement was paid on June 5, 1999. As amended, BMS has no further funding obligation to the Company after August 9, 1999.


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

               The Company anticipates no other Year 2000 problems that are reasonably likely to have a material adverse effect on the Company's operations. There can be no assurance, however, that such problems will not arise.

               To date, the Company has not incurred significant costs in connection with the implementation of its Year 2000 Plan and does not expect future costs to be significant.

----------------------------------

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

PART II.       OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

               This information as set forth in Note 2 of "Notes to Consolidated Financial Statements" appearing in Item 1 of Part I of this report is incorporated herein by reference.

Item 2.        CHANGES IN SECURITIES

               On July 27, 1999, the Company completed a private placement of 1,478,118 shares of its Common Stock, par value $.01 per share, Series 1 Warrants to purchase a total of 739,059 shares of Common Stock at an exercise price of $33.02 and Series 2 Warrants to purchase a total of 739,059 shares of Common Stock at an exercise price of $25.45, with purchasers qualifying as "accredited investors" under Rule 501(a) of Regulation D. The private placement resulted in gross proceeds to the Company, prior to the deduction of fees and commissions, of approximately $30.1 million. The net proceeds from the placement will be used by the Company for continued clinical development of the Company's products, working capital and general corporate purposes, at the discretion of the Company's management. The offering was exempt from registration under the Securities Act of 1933, as amended, pursuant to the exemption set forth in Section 4(2) and Regulation D promulgated thereunder, as the securities were issued in private placements with accredited investors and did not involve any public offering.


Item 3.        DEFAULT UPON SENIOR SECURITIES

               Not applicable.

Item 4.        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

               Not applicable.

Item 5.        OTHER INFORMATION

               Not applicable.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)     The following exhibits are filed with this report:

               4.1*           Form of Series 1 Warrant

               4.2*           Form of Series 2 Warrant

               10.34+ Bioprocessing Services Agreement between Covance Biotechnology Services, Inc. and EntreMed, Inc, signed July 7, 1999 regarding
                              Angiostatin(R) protein

               10.35+ Letter of Intent between Covance Biotechnology Services, Inc. and EntreMed, Inc, dated August 30, 1999 regarding Endostatin(TM) protein

               10.36* Form of Securities Purchase Agreement, dated as of July 22, 1999, by and among EntreMed, Inc. and the purchasers in the offering

               10.37* Form of Registration Rights Agreement, dated as of July 27, 1999, by and among EntreMed, Inc. and the purchasers in the offering

               27.1           Financial Data Schedule

-----------------

* Incorporated by reference to the Company's current report on Form 8-K dated July 27, 1999 previously filed with the Securities and Exchange Commission.

+ Portions of this Exhibit have been omitted pursuant to a Confidential Treatment Request, which the Company has filed separately with the Securities and Exchange Commission.

-----------------


               (b) A current report on Form 8-K dated July 27, 1999 was filed on August 10, 1999 under Item 5 thereto reporting that the Company completed an offering of 1,478,118 shares of its common stock, par value $.01 per share, Series 1 Warrants to purchase a total of 739,059 shares of common stock and Series 2 Warrants to purchase 739,059 shares of common stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       ENTREMED, INC.
                                                        (Registrant)


Date:  November 12, 1999                      /s/ John W. Holaday, Ph.D.
                                           -------------------------------
                                                  John W. Holaday, Ph.D.
                                          President and Chief Executive Officer




Date:  November 12, 1999                      /s/ R. Nelson Campbell
                                           -------------------------------
                                                R. Nelson Campbell
                                               Chief Financial Officer