Form 10-K405
period 1999-12-31
ENTREMED INC
filed 2000-03-30
CIK 895051

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934 For the
                       fiscal year ended December 31, 1999

                         Commission file number 0-20713

                                 ENTREMED, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

      Delaware                                            58-1959440
-----------------------------               -----------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

9640 Medical Center Drive, Rockville, MD                     20850
-----------------------------------------                    ------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:   (301) 217-9858
---------------------------------------------------
Securities registered pursuant to Section 12 (g) of the Act:

     Title of Each Class                  Name of Exchange on Which Registered
     -------------------                  ------------------------------------
Common Stock, Par Value $.01 Per Share          Nasdaq National Market


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K [X]

As of March 24, 2000, 15,379,772 shares of common stock were outstanding and the aggregate market value of the shares of common stock held by non-affiliates was approximately $856,410,996.

                       DOCUMENTS INCORPORATED BY REFERENCE

See Part III hereof with respect to incorporation by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and the Exhibit Index hereto.


===============================================================================

                         ENTREMED, INC. AND SUBSIDIARIES
                 FORM 10-K - FISCAL YEAR ENDED DECEMBER 31, 1999

Contents and Cross Reference Sheet

     Form 10-K       Form 10-K                                                                       Form 10-K
     Part No.         Item No.         Description                                                    Page No.
     --------        ---------         -----------                                                   ---------
         I               1             BUSINESS         .......................................................3

                         2             PROPERTIES       ......................................................35

                         3             LEGAL PROCEEDINGS......................................................36

                         4             SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                                       HOLDERS          ......................................................36

         II              5             MARKET FOR REGISTRANT'S COMMON EQUITY
                                       AND RELATED STOCKHOLDER MATTERS........................................37

                         6             SELECTED FINANCIAL DATA................................................38

                         7             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................39

                         7(A)          QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                       ABOUT MARKET RISK......................................................42

                         8             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................42

                         9             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                                       ON ACCOUNTING AND FINANCIAL DISCLOSURE.................................43

        III              10-13                          ......................................................43

        IV               14            EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                                       AND REPORTS ON FORM 8-K................................................43

SIGNATURES                                              ....................................................II-1

FINANCIAL STATEMENTS                                    .....................................................F-1





         This document includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements in this Form 10-K that are not descriptions of historical facts are forward-looking statements, based on management's estimates, assumptions and projections, that are subject to risks and uncertainties. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date hereof, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to the early stage of products under development; uncertainties relating to clinical trials; dependence on third parties; future capital needs; and risks relating to the commercialization, if any, of our proposed products (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks). Additional important factors that could cause actual results to differ materially from our current expectations are included in the section below entitled "Risk Factors." We assume no obligation to update its forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         We are an innovative biopharmaceutical company engaged in the development of products that address the role of blood and blood vessels in health and disease. Angiogenesis is the biological process by which new blood vessels are formed. As The Angiogenesis Company(TM), our primary efforts are focused on developing antiangiogenic drugs designed to inhibit the abnormal new blood vessel growth associated with a broad range of diseases, such as cancer, certain types of blindness and atherosclerosis. Our current portfolio of antiangiogenic products includes Endostatin, Angiostatin and 2ME2. We began Phase I clinical testing of Endostatin in September 1999. Patient recruitment is underway for Phase I clinical trials of Angiostatin and 2ME2, and we plan to commence drug administration in April 2000.

         Our core technologies represent one of the new paradigms in medicine. Traditional cancer treatment involves surgery or radiation therapy to treat the primary tumor, and follow-up radiation therapy to eliminate any remaining cancer and discourage the initiation or spread of metastatic disease. We are pioneering a different approach, by which we attempt to starve the tumor rather than directly attack the tumor itself. To support their rapid growth, tumors are dependent upon newly formed blood vessels to provide nutrients and to transport cancerous cells to distant sites. In this respect, the blood vessel network feeding a tumor functions much like the roots of a plant--when taken away, or weakened significantly, the plant starves and dies. To date, preclinical studies have shown our antiangiogenic drug candidates to be effective in starving cancerous tumors in mice.

ANGIOGENESIS

         Within the human body, a network of arteries, capillaries and veins, known as the vasculature, functions to transport blood throughout the tissues. The basic network of the vasculature is developed through angiogenesis, a fundamental process by which new blood vessels are formed.

         Mounting evidence indicates that the abnormal growth of new blood vessels plays a key role in many diseases such as cancer, arthritis, blindness caused by diabetes or macular degeneration, and more recently, atherosclerotic disease. Over the last year, the critical role of angiogenesis in these diseases has been significantly reinforced by an increasing number of scientific publications reporting a direct link between the abnormal growth of blood vessels and disease progression. Typically, angiogenesis involves the growth of tiny blood vessels, called capillaries, which extend from an existing blood vessel into the body's tissues to provide nutrients and to remove waste products. In humans, angiogenesis is essential during the first three months of embryonic development, where cytokines and growth factors, which are normally suppressed in adults, are activated to stimulate the growth of new blood vessels required to form organs and limbs in the developing fetus. In addition, during adulthood, angiogenesis occurs as a normal physiological process in menstrual cycling, fetal development and wound healing.

         Angiogenesis also occurs during disease states, as is the case with cancer (where the growth of new blood vessels is necessary to sustain tumor growth), certain types of blindness (where the newly formed blood vessels block vision) and atherosclerosis (where plaque formation appears to involve angiogenesis). As described below, we believe that antiangiogenic products, which inhibit this abnormal growth of blood vessels in these diseases, may have significant advantages over traditional therapies for these indications.

         Angiogenesis in Cancer

         Cancer is the second leading cause of death in the United States. Recently, the American Cancer Society estimated that approximately 1,200,000 new cases of cancer would be diagnosed annually. Existing cancer treatments include surgery, radiation therapy and chemotherapy. Surgery is an invasive method of removing tumors, and some tumors currently are inoperable due to their location, extent of organ infiltration, or size. Radiation therapy produces ionized molecules within the body that attack cancer cells but may also damage surrounding healthy cells. Chemotherapy involves the administration of toxic substances (cytotoxins) designed to kill cancer cells, and usually produces severe side effects. Due to its lack of specificity, chemotherapeutics do not differentiate between rapidly growing healthy cells and cancer cells. In addition, resistance to chemotherapy occurs over time. We believe that our antiangiogenic therapeutics, which are intended to inhibit the growth of tumor-feeding blood vessels, may prove effective in treating certain cancers, and may also prove to have significant advantages over traditional cancer therapies. These advantages may include a reduced likelihood of resistance, fewer side effects and the potential to be administered in combination with other antiangiogenic and/or traditional therapies.

         Cancer includes many different types of uncontrolled cellular growth. Clusters of cancer cells, referred to as tumors, may destroy surrounding organs, impair physiological function, and often lead to patient death. In order to survive, cancer cells require blood vessels to supply the nutrients and oxygen carried by the body's blood supply. To initiate the growth of these blood vessels and thus feed the rapidly proliferating cancer cells, the cancerous tumor stimulates angiogenesis by recruiting the production of a variety of angiogenic factors including basic Fibroblast Growth Factor (bFGF) and Vascular Endothelial Growth Factor (VEGF). This series of events results in an increased supply of blood from the sprouting of hundreds of newly formed blood vessels and provides the tumor with the constant supply of nutrients and growth factors that it needs to grow.

         Angiogenesis is also involved in the spread, or metastasis, of tumor cells. Metastasis is the process by which tumor cells escape from the tumor and enter the body's circulation where they reach a new site and begin to grow, thereby affecting other organs in the body. These tumor cells may either be released by a growing primary tumor or be released into circulation during surgical removal of the primary tumor.

         Although surgeons generally remove significant amounts of healthy tissue surrounding a tumor, in many cases "seed cancer cells" have already escaped the primary tumor, circulated through the body and become embedded elsewhere. As cancer cells metastasize, they require continuous angiogenesis if these secondary tumors are to grow. It has been observed that in certain cases, these seed cells, or metastases, do not vascularize or grow while the primary tumor is in place. However, after the primary tumor is removed, metastatic tumors often grow rapidly. This observation prompted Drs. Judah Folkman and Michael O'Reilly of Children's Hospital, Boston, to investigate whether the primary tumor produces proteins that inhibit angiogenesis. As a result of these efforts, Angiostatin and Endostatin were discovered at Children's Hospital.

         Angiogenesis in Blindness

         Angiogenesis within the eye, which is often a condition associated with diabetes and age-related macular degeneration, is a major cause of blindness. Both macular degeneration and diabetic retinopathy (a secondary effect of diabetes) involve the formation of new blood vessels that grow behind, or in front of, the retina, respectively. These newly formed blood vessels often hemorrhage or cause the detachment of the retina, which, in both cases, eventually leads to blindness. It is further estimated that approximately eight million people in the United States have diabetic retinopathy, and that twenty-five thousand of these cases result in blindness each year. Prevent Blindness America(R) estimates that approximately thirteen million people in the United States suffer from macular degeneration, and that nearly two million of these people will develop vision impairment, of which one hundred thousand will develop blindness each year. Current treatments for diabetic retinopathy and, to a more limited extent, macular degeneration involve laser-based photocoagulation therapy, which often causes additional damage to the retina and surrounding cells.

         Angiogenesis and Other Disease Indications

         Angiogenesis also appears to play a role in a variety of other diseases, including rheumatoid arthritis, atherosclerosis and psoriasis. We believe that our antiangiogenic technologies may be applicable to these diseases. To date, however, we have not conducted clinical research using antiangiogenic therapy in diseases outside of cancer or macular degeneration. We may not pursue research outside these two indications or commercialize any products for other indications.

STRATEGY

         We were founded in 1991 to create a link between scientists and institutions developing promising technologies and large companies that could provide the resources necessary to carry these technologies through clinical trials to the marketplace. Our business objective and strategy is to accelerate the development of our antiangiogenic agents and future technologies with clinical and commercial potential by:

  - focusing our resources on the clinical development of our current core technologies;
  - broadening our product and technology portfolio through internal discovery and sponsored research collaborations with academic institutions, federal agencies and private enterprises;
  -       developing marketing and sales capabilities; and
  - leveraging our resources through strategic partnerships to minimize clinical trial and manufacturing costs and accelerate effective product commercialization.

OUR ANTIANGIOGENESIS PROGRAM

         We believe that certain drugs, genes or proteins that exhibit antiangiogenic effects may be used as treatments for diseases involving angiogenesis. In the case of cancer, we believe that our antiangiogenic drugs may have significant advantages over traditional cancer therapies, including a reduced likelihood of resistance, fewer side effects and the ability to be administered in conjunction with other therapies. Currently, we are primarily focused on angiogenesis inhibition as a treatment for cancer through the research, development and preclinical and clinical testing of the following drugs. In addition, we have preclinical development programs relating to blindness and cardiovascular disease.

                                                                                           Commercialization
Product Candidate                                    Development Status                          Rights
------------------                                   ------------------                          ------
Endostatin                                           Phase I. Phase II trials                    EntreMed
                                                     planned for 4Q 2000.
Angiostatin                                          Phase I trials planned for                  EntreMed
                                                     April 2000.  Patient
                                                     recruitment underway.
2-Methoxyestradiol (2ME2)                            Phase I trials planned for                  EntreMed
                                                     April 2000.  Patient
                                                     recruitment underway.
Growth Factor Vaccines (bFGF, VEGF)                  Preclinical                                 EntreMed
Thalidomide analogs                                  Preclinical                                 EntreMed
Metastatin                                           Discovery                                   EntreMed
Prostate Specific Antigen (PSA)                      Discovery                                   EntreMed
Tissue Factor Pathway Inhibitor (TFPI)               Discovery                                   EntreMed
2ME2 analogs                                         Discovery                                   EntreMed



Thalidomide                                          Phase II/III.  FDA approval                 Celgene
                                                     for Erythema Nodosum
                                                     Leprosum (ENL).

         Endostatin

         In 1996, researchers at Children's Hospital, Boston, isolated and identified Endostatin. We have since cloned and expressed the gene for Endostatin. In preclinical studies, Endostatin has been shown to reduce the size of primary rodent carcinomas, including murine Lewis lung, melanoma and rat glioma, as well as human prostate, breast and colon cancer grown in immunodeficient mice. Additional preclinical studies demonstrated that mouse and human sequences of Endostatin inhibited the growth of metastatic tumors. We emphasize, however, that mouse versions of Endostatin are not the same as human versions of this protein.

         Our scientists have recently discovered that the mechanism of action of Endostatin may be to inhibit angiogenesis by binding and interfering with an endothelial cell motility protein called tropomyosin. We believe that this discovery is a significant step in understanding Endostatin's mechanism of action and its effects on the angiogenesis process.

         In November 1997, Children's Hospital researchers published results showing that treatment with mouse Endostatin did not lead to acquired resistance in preclinical models of lung cancer, fibrosarcoma and melanoma. These studies also showed that after six, four or two treatment cycles of mouse Endostatin, respectively, no tumors recurred even though therapy was stopped. We believe that this distinction may make human Endostatin unique among conventional cancer drugs, which normally become less effective as drug resistance occurs with each treatment.

         Our scientists initiated the production of recombinant human Endostatin using the Pichia pastoris yeast expression system, and developed a purification process. Covance Biotechnology Services Inc. is our contract manufacturer of the GMP recombinant human Endostatin being used in our clinical studies. Covance's large-scale GMP production with the Pichia pastoris yeast expression system has produced enough human recombinant Endostatin to last through our early clinical trials.

         In April 1999, we presented data at the American Association for Cancer Research, or AACR, in which human Endostatin was seen to inhibit the metastases of early stage melanoma in mice by 90% and late stage melanoma by 70-90%. In July 1999, the FDA allowed our IND application for the human testing of recombinant human Endostatin, and shortly thereafter we began Phase I clinical trials--taking Endostatin from first publication to clinical trials in less than three years.

         Three separate Phase I trials of Endostatin are presently underway. In September 1999, the first patients received Endostatin at Dana-Farber/Partners CancerCare, the joint venture between Dana-Farber Cancer Institute, Brigham and Women's Hospital, and Massachusetts General Hospital and Beth Israel Deaconess Medical Center. The two other Phase I studies are being performed in collaboration with the National Cancer Institute (NCI) and are underway at the University of Texas M.D. Anderson Medical Center and the University of Wisconsin Comprehensive Cancer Center. These Phase I studies, designed to test the drug's safety, are conducted by administering increasing doses of Endostatin to cohorts of patients who have failed conventional therapy and have advanced, progressive cancer. Testing at the lowest doses have been completed, and tests of higher doses are underway or will follow shortly. Each dose range is given for twenty-eight days before the next cohort begins receiving the next higher dosage, and patients are allowed to stay on protocol to receive their starting dose at their physician's discretion. As of yet, no serious adverse effects have been reported. We plan to begin Phase II clinical trials of Endostatin in the fourth quarter of 2000.

         In order to meet the increasing requirements for clinical testing and trials of Endostatin, we are in the process of completing final negotiations with Chiron Corporation for scale-up manufacturing of recombinant human Endostatin under GMP. We have completed technology transfer, as shown by Chiron's fermentation of biologically active Endostatin, and Chiron has begun scale-up production. Once completed, large-scale fermentation runs for the production of recombinant human Endostatin are expected to begin shortly thereafter. Chiron's manufacturing efforts will augment those currently undertaken by Covance and help to ensure that a sufficient quantity of Endostatin is available to us for our expanded clinical trials.

         Angiostatin

         In research we sponsored at Children's Hospital, Boston, Drs. Michael O'Reilly and Judah Folkman first identified a substance associated with primary tumors which appeared to prevent vascularization and the growth of metastatic tumors. Based upon this research and subsequent studies, we believe that primary tumors secrete an enzyme that cleaves the parent molecule, plasminogen, a known protein associated with blood clotting, into a smaller, previously undiscovered protein that keeps other metastatic tumors from developing elsewhere in the body. The Children's Hospital team isolated and identified this protein in 1995, which they named Angiostatin. We since have cloned and expressed the gene that codes Angiostatin, and are now pursuing large-scale recombinant production of Angiostatin in anticipation of beginning clinical trials. By the end of 1999, over 175 publications had highlighted the antiangiogenic effects of Angiostatin in various preclinical experiments, a majority of which were conducted by researchers independent of us.

         In preclinical studies, mouse Angiostatin inhibited the growth of human breast cancer by 95%, colon cancer by 97%, and prostate cancer by almost 100% in immunodeficient mice. We believe that Angiostatin regressed cancerous tumors in mice to a dormant state through the inhibition of angiogenesis. In other preclinical studies, mice with melanoma were treated with recombinant Angiostatin produced from the yeast, Pichia pastoris, for a total of eleven days and then examined for metastases in the lungs. In these experiments, the number of lung metastases decreased by 60-80% in mice treated with recombinant human Angiostatin. In addition, we conducted subacute (twenty-eight day) safety studies in monkeys using doses of recombinant human Angiostatin that were multiples of anticipated human doses, with no adverse effects observed. We also have contracted with Covance for the large-scale GMP production of recombinant human Angiostatin using the Pichia pastoris yeast expression system and purification process that we developed. Covance has completed scale-up production of Angiostatin under GMP, and we have vialed a sufficient quantity in preparation for our upcoming Phase I clinical studies.

         In December 1999, we submitted an IND application for Phase I clinical trials with Angiostatin, and on January 31, 2000, the FDA allowed clinical studies in cancer patients. As our first Phase I clinical trial sites for Angiostatin, we have selected the Thomas Jefferson University Hospital in Philadelphia, Pennsylvania. As with the Phase I clinical trial of Endostatin, the Phase I trial of Angiostatin will use a dose escalation method to determine its safety in cancer patients. Patient recruitment is underway, and we expect trials to begin in April 2000.

         Further Phase I and Phase II studies will be based upon pharmacology and biologic data obtained in the initial Phase I studies. They will include dose scheduling, routes of administration and combination studies with currently used chemotherapeutic agents and radiotherapy.

         Combination studies using Endostatin and Angiostatin in mice. In addition to the stand alone preclinical results of Endostatin and Angiostatin, researchers from Children's Hospital and elsewhere have presented data from other studies that show potentially synergistic effects when mouse Endostatin and mouse Angiostatin are combined to treat tumors. The results of these studies demonstrated the complete eradication of lung tumors in mice, and the tumors did not recur several months after treatment stopped. We believe that there may be benefits in using these two proteins in combination with each other or in combination with conventional chemotherapy and radiation.

         Gene expression of Endostatin and Angiostatin. Several investigators have reported that the genes that code Endostatin and Angiostatin, when introduced into mice, effectively produce sufficient quantities of these antiangiogenic proteins to decrease tumor growth. We have entered into a research collaboration with Cell Genesys, Inc. to evaluate gene transfer viral vectors and are continuing to evaluate the best strategies for a gene therapy using our antiangiogenic proteins.

         2-Methoxyestradiol (2ME2)

         2ME2 is an orally active, naturally occurring antiangiogenic and antiproliferative agent discovered by Dr. Robert D'Amato while working in Dr. Judah Folkman's laboratory at Children's Hospital, Boston. We licensed this natural estrogen metabolite from Children's Hospital in January 1997 as part of our sponsored research agreement with them.

         In preclinical studies of 2ME2, researchers at Children's Hospital have demonstrated its dual mechanism of action-- antiangiogenic by inhibiting endothelial cells and antiproliferative by directly killing cancer cells. The antiangiogenic activity of 2ME2 appears to prevent the growth of new blood vessels by inhibiting angiogenic factors such as bFGF and VEGF. The antiproliferative activity of the drug has been extensively studied by our scientists and involves the induction of apoptosis, or programmed cell death.

         Other preclinical studies have demonstrated that breast cancer cells are extremely sensitive to 2ME2, even those cells that already have developed resistance to established drugs like Tamoxifen and Taxol. Moreover, 2ME2 has been shown to inhibit the growth of human breast tumor cells in vivo and to produce a sharp decrease in the microvessel density associated with tumors while exhibiting minimal toxicity.

         We signed a collaborative agreement with the NCI for the preclinical and clinical development of 2ME2 in August 1997. We expanded this relationship in April 1999 when we signed a four-year Cooperative Research and Development Agreement with the NCI for collaborative studies in preclinical pharmacology and toxicology in anticipation of our clinical trials. Our scientists have invented a synthetic process to yield an ultrapure form of 2ME2. A clinical grade GMP form of that product, manufactured under contract by Tetrionics, Inc. has completed preclinical safety studies without remarkable side effects. Preparations for clinical trials of 2ME2 are already completed or well under way, including encapsulation of the drug and the selection of study sites. We have selected Indiana University Cancer Center to conduct the first Phase I clinical trials of 2ME2 in cancer patients. On February 14, 2000, we received FDA allowance to test 2ME2 in cancer patients. Patient recruitment is underway, and we expect to begin Phase I clinical trials in April 2000.

         Thalidomide

         Thalidomide originally was introduced in the 1950s as a sedative and, because of its then perceived safety, became the third largest prescription drug in Europe. Although the drug never was approved for use in the United States, it was widely used in other countries until it was found to cause birth defects in children born to expectant mothers who took thalidomide for morning sickness. This discovery resulted in the withdrawal of thalidomide as a drug in the early 1960s. Drs. Robert D'Amato and Judah Folkman at Children's Hospital later reasoned that thalidomide caused these birth defects by blocking the growth of new blood vessels in human embryos. The two researchers further hypothesized that thalidomide could be safely used to block angiogenesis in adults and potentially improve the treatment of cancer and blindness.

         In April 1996, in collaboration with the NCI, we initiated Phase II clinical trials of thalidomide in patients with brain tumors, breast cancer, prostate cancer, and Kaposi's sarcoma, and shortly thereafter, initiated Phase II trials of thalidomide in patients with blindness due to macular degeneration.

         Patients with recurring brain cancer that fails to respond to chemotherapy or radiation usually live about three to six months after receiving such failed treatment methods. However, in thalidomide trials conducted with Dr. Howard Fine at the Dana-Farber Cancer Institute, a fifty percent response rate was observed by either failure of their cancer to progress or tumor shrinkage during the two month clinical trial, and eleven of the thirty-one patients were still alive and receiving the drug after approximately one year. We received orphan drug designation from the FDA for the use of thalidomide in brain cancer in March 1998.

         In addition, patients with late stage prostate cancer also have shown a positive response to thalidomide. In Phase II trials conducted by us along with Dr. William D. Figg at the NCI, over half the patients showed significant declines in the Prostate Specific Antigen, or PSA, marker and in many the disease had stabilized. In other Phase II clinical trials conducted by Dr. Robert Yarchuan at the NCI, patients with Kaposi's sarcoma demonstrated a sixty percent response rate to thalidomide, and results from a separate trial conducted in the United Kingdom showed a forty-five percent therapeutic effect. We received orphan drug designation from the FDA for the use of thalidomide in Kaposi's sarcoma in August 1998.

         In July 1998, Celgene Corporation received approval from the FDA for the use of thalidomide in erythema nodosum leprosum, an inflammatory skin condition of patients with leprosy. Later that year, we signed a collaborative sublicensing agreement for thalidomide with Celgene. Under the terms of that agreement, Celgene acquired exclusive worldwide rights to our patents and technology for thalidomide, as well as to the orphan drug designations we already received for its use in brain cancer and Kaposi's sarcoma. In exchange for those rights, Celgene is required to pay us a royalty on all sales of thalidomide (THALOMID(R)), regardless of indication, and also has assumed responsibility for all clinical trials of thalidomide. Ongoing clinical trials of thalidomide are further investigating its effect on a variety of cancers (brain cancer, multiple myeloma, prostate cancer, breast cancer, non-small cell lung cancer, head and neck cancer) and chronic inflammatory diseases.

         In the fourth quarter of 1999, clinical trial results for THALOMID(R) were featured at major medical meetings and in prestigious peer-review journals. These results validated the potential use of THALOMID(R) in the treatment of multiple myeloma and its potential use in the treatment of a broad range of cancer and immunological diseases.

         Preclinical and Discovery Program

         We continue to develop a leading role in the field of angiogenesis research. Our scientists are exploring the complex events associated with angiogenesis at both the cellular and molecular levels. This research, as well as research performed through our collaborations with investigators at prestigious institutions, has resulted in the identification of a number of new molecules that are currently under evaluation as potential product candidates. These include small molecular weight inhibitors of angiogenesis such as analogs of thalidomide and 2ME2. In addition, other proteins such as Metastatin and PSA have demonstrated potent antiangiogenic activity. Our scientists also are working with Tissue Factor Pathway Inhibitor, or TFPI, a natural inhibitor of clotting that also has antitumor activity. We have identified a mechanism underlying these effects and will seek additional compounds with similar activity. Research efforts with vaccines directed against peptides of angiogenic growth factors bFGF and VEGF also have shown inhibition of metastatic disease in animal models.

COLLABORATIVE RELATIONSHIPS

         A key strength of our business strategy is the ongoing relationships we have developed with, among others, the following institutions, agencies, and corporations:

         Children's Hospital, Boston

         Through our sponsored research agreement with Children's Hospital, Boston, an affiliate of Harvard Medical School, we have sustained a strong, valuable scientific collaboration with Dr. Judah Folkman, a pioneer in the field of angiogenesis. We believe this relationship has reinforced our present leadership position in the antiangiogenesis field. Through our licensing agreement with Children's Hospital, we obtained exclusive worldwide rights to novel angiogenesis inhibitors discovered in Dr. Folkman's Surgical Research Laboratory, including Endostatin, Angiostatin, 2ME2 and thalidomide. In January 2000, we extended our relationship with Children's Hospital by entering into a two-year sponsored research collaboration with Dr. Karen Moulton, also of Dr. Folkman's Surgical Research Laboratory. Dr. Moulton will study the relationship between angiogenesis inhibitors, such as Endostatin, and the reduction of coronary artery plaques. Based on Dr. Moulton's early work in this area, it is hypothesized that coronary artery plaques may also be angiogenesis-dependent. When ruptured, these plaques can trigger heart attack, stroke or hemorrhage. We believe that our antiangiogenic product candidates may play an important role in the future treatment and prevention of heart disease, in addition to their effects in treating cancer.

         National Cancer Institute

         We also have a relationship with the National Cancer Institute of the National Institutes of Health, or NIH. In 1997, the NCI signed a collaborative research and development agreement with us to assist us with clinical trials of thalidomide. This agreement was transferred to Celgene Corporation along with four Phase II clinical trials. Subsequently, the NCI signed additional agreements with us for the collaborative preclinical and clinical development of Endostatin and 2ME2, and a letter of intent for the development of Angiostatin.

         Celgene Corporation

         We licensed our rights to thalidomide as an angiogenesis inhibitor to Celgene, along with four Phase II clinical trials underway at the NCI and two orphan drug designations (primary brain cancer and Kaposi's sarcoma). Effective as of the date of that transaction, December 10, 1998, we began receiving royalty payments from Celgene on all worldwide sales of thalidomide, regardless of indication. Thalidomide is currently marketed by Celgene under the trade name THALOMID(R) for the treatment of erythema nodosum leprosum (ENL) and is being studied in a broad range of cancers in both Phase II and III trials.

CONTRACT MANUFACTURING

         We currently outsource manufacturing for all of our products to United States suppliers. We expect to continue to outsource manufacturing in the near term. We believe our current suppliers will be able to manufacture our products efficiently in sufficient quantities and on a timely basis, while maintaining product quality. We seek to maintain quality control over manufacturing through ongoing inspections, rigorous review, control over documented operating procedures and thorough analytical testing by our own and outside laboratories. We believe that our current strategy of outsourcing manufacturing is cost-effective since we avoid the high fixed costs of plant, equipment and large manufacturing staffs and conserve our resources.

         Covance Biotechnology Services, Inc.

         In November 1998 and March 1999, we entered into manufacturing agreements with Covance under which Covance assumed responsibility for the scale-up production of recombinant human Endostatin and Angiostatin under GMP conditions and the maximization of product yields necessary to begin clinical trials and testing.

         Chiron Corporation

         We are in the process of completing final negotiations with Chiron Corporation for the scale-up contract manufacturing of GMP recombinant human Endostatin. We have completed technology transfer, as shown by Chiron's fermentation of biologically active Endostatin, and Chiron has begun scale-up for production. Once completed, large-scale fermentation runs for the production of recombinant human Endostatin are expected to begin shortly thereafter. Chiron's manufacturing efforts will augment those currently undertaken by Covance and help to ensure that a sufficient quantity of Endostatin is available to us for our expanded clinical trials.

         Tetrionics, Inc.

         We also have a production agreement with Tetrionics, Inc., Madison, Wisconsin, for the GMP production of 2ME2. This product was encapsulated for oral use at the University of Iowa.

MARKETING AND SALES

         We continue to explore opportunities for corporate alliances and partners to help us develop, commercialize and market our products, although we are prepared to develop and commercialize each product candidate independently, if necessary. Our strategy is to enter into collaborative arrangements with pharmaceutical and other companies for the development, manufacturing, marketing and sales of our products that will require broad marketing capabilities and overseas marketing. These collaborators are generally expected to be responsible for funding or reimbursing all or a portion of the development costs, including the costs of clinical testing necessary to obtain regulatory clearances and for commercial scale manufacturing, in exchange for exclusive or semi-exclusive rights to market specific products in particular geographic territories.

We licensed our rights for the development and commercialization of thalidomide to Celgene in December 1998.

         We presently have all rights to Endostatin, Angiostatin, 2ME2 and thalidomide analogs. Additionally, we have entered into an agreement with the NCI for the preclinical and clinical development of Endostatin and 2ME2, and a letter of intent for the development of Angiostatin. This agreement provides useful support for these programs while preserving our opportunities for commercialization, either alone or with a corporate partner. We may, in the future, consider manufacturing or marketing certain products directly and co-promoting certain products if we believe it is appropriate under the circumstances.

OTHER TECHNOLOGIES

         In addition to our core antiangiogenic technologies, we are developing blood cell permeation technology to add drugs and genes to blood cells. We also are conducting research into an antimalaria vaccine.

         Cell Permeation Technology

         We formed a subsidiary, TheraMed, Inc., to more aggressively pursue the research, development and commercialization of our blood cell permeation technology. This technology allows us to deliver drugs, genes or other therapeutic agents that otherwise would not readily permeate the cell membrane into blood cells while retaining the blood cell's natural functions.

         Human blood is made up of cellular components and plasma. The cellular components are red blood cells, white blood cells and platelets. Red blood cells transport oxygen to the body's tissues and organs. White blood cells are a heterogeneous group and include cells that support the immune function by migrating to sites of infection and cancer and propagate into mature cell lines. The platelets, with specialized markers on their membranes, are attracted to sites of hemorrhage, infection, inflammation and metastasis, where they participate in complex biological functions.

         The oxygen transport function is principally carried out by hemoglobin in the red blood cells. Hemoglobin is a protein-iron based molecule that carries oxygen from the lungs to the tissues. The body's tissues require oxygen in order to function properly, and several diseases such as heart attacks, strokes, and peripheral vascular disease are a direct result of inadequate oxygen supply to the tissues. In human blood, each hemoglobin molecule carries four molecules of oxygen. However, when oxygenated blood reaches the tissues, hemoglobin typically releases only one of these four molecules of oxygen. Extensive evidence indicates that a naturally occurring plant chemical called inositol hexaphosphate, or IHP, enhances the oxygen releasing capabilities of human hemoglobin by allowing the release to oxygen-starved peripheral tissue of two to three oxygen molecules instead of only one. In this way, the efficiency of hemoglobin could be increased and diseased tissues that result from oxygen depletion could receive additional oxygen therapeutically.

         IHP cannot be administered as a drug since it cannot get into red blood cells and bind to hemoglobin by itself. Previous techniques to introduce IHP into red blood cells have resulted in damage to the cells. However, using TheraMed's blood cell permeation technology, the red blood cell membrane can be made permeable to IHP, allowing IHP to bind with hemoglobin and potentially enhance red blood cell's oxygen delivery to tissues.

         TheraMed has designed a series of prototype instruments capable of inserting drugs into blood cells without damaging the cells. The original concept was licensed from investigators at the Centers for Blood Research Laboratories, or CBRL, at Harvard University. The problem of the impermeable red blood cell membrane is overcome by passing an electric charge across the red blood cell membrane, rendering the membrane permeable to IHP using TheraMed's flow electroporation technology. IHP then passes through the membrane and combines with hemoglobin. The IHP-treated blood could then be infused into the patient or stored for later infusion. Published studies show that IHP-treated red blood cells have a biological life span equivalent to that shown by normal cells. No apparent toxicity has been demonstrated with IHP-treated red blood cells in animals.

         Perhaps an even more valuable use of TheraMed's cell permeation technology is the possible insertion of drugs into platelets, or genes into white blood cells, for targeted drug delivery. Platelets migrate to sites of internal bleeding, neoplasia and inflammation. TheraMed is seeking to use this natural function to deliver compounds such as a thrombolytic, antiproliferative, or pharmaceutical, at levels that are therapeutically beneficial while minimizing toxicity. The function of white blood cells as a group is to protect against systemic disease by recruiting and producing cytokines and therapeutic proteins. TheraMed is inserting genes into white blood cells to produce a protein or enzyme on a sustained basis. For example, TheraMed is pursuing gene based therapies in order to produce Endostatin and Angiostatin through sustained release from white blood cells or stem cells.

         Malaria Vaccine

         We have been developing a vaccine against the Erythrocyte Binding Antigen 175 (EBA175), a protein that is expressed by the malaria parasite to enable its invasion of the red blood cell. Dr. Kim Lee Sim, our Vice President for Preclinical Development, first discovered EBA175 and its role in malaria infection while working at the NIH. In 1998, we obtained an exclusive, worldwide license for this technology from the NIH. We receive financial support for development of this vaccine through the SBIR grant program, which provides substantially all of the funding for this program. At present, a naked DNA vaccine and a protein boost vaccine are being tested in monkeys in Peru and Panama in collaboration with the United States Navy.

PATENTS, LICENSES AND PROPRIETARY RIGHTS

         Our success will depend in part on our ability to obtain patent protection for our products, both in the United States and abroad. The patent position of biotechnology and pharmaceutical companies, in general, is highly uncertain and involves complex legal and factual questions.

         To date, we own or have licensed on an exclusive basis a total of sixty-two pending patent applications in the United States for our products and product candidates. We also have nineteen issued patents in the United States and thirteen issued patents in foreign countries. We have a total of one hundred fifty one patent applications pending in the United States and other countries.

         We have exclusively licensed from Children's Hospital, Boston, eighteen pending United States patent applications and one issued patent covering Endostatin, fragments of Endostatin, nucleic acid coding for Endostatin, the use of Endostatin as a therapeutic agent, and the use of Endostatin as a diagnostic agent. The patent applications also cover the combination of Endostatin and other chemotherapeutic agents, such as Angiostatin, as a therapeutic composition. We have a United States patent application directed to the production of Endostatin.

         We have licensed exclusively from Children's Hospital, Boston, seven pending United States patent applications and nine issued patents covering Angiostatin, nucleic acid coding for Angiostatin, the use of Angiostatin as a therapeutic agent and the use of Angiostatin as a diagnostic agent. We also have two United States patent applications directed to peptides and proteins that bind specifically to Angiostatin. We have a United States patent application directed to the production of Angiostatin.

         In addition, we have exclusively licensed technology from Children's Hospital, Boston, which covers the use of steroid-derived small molecular weight compounds such as 2ME2 that are antimitotic agents and antiangiogenic compounds. A patent application has been filed covering purified 2ME2 as a composition of matter. There are five pending United States patent applications and three issued United States patents covering this technology. Patent applications also cover estrogen-related compounds with anti-fungal activity and antiplaque activities in atherosclerosis.

         We also have an exclusive, worldwide license from Children's Hospital, Boston, which includes six pending United States patent applications and three issued patents covering the thalidomide molecule and thalidomide analogs as antiangiogenic agents for the treatment of a wide variety of diseases that are caused by abnormal angiogenesis. These patent applications also include composition of matter coverage for certain thalidomide analogs. Composition of matter patent protection is not available for the molecule thalidomide. We are aware of several other issued patents covering certain non-antiangiogenic uses of thalidomide. Although we believe that the claims in such patents will not interfere with our proposed uses of thalidomide, there can be no assurance that the holders of such patents will not be able to exclude us from using thalidomide for other non-antiangiogenic uses of thalidomide. We have entered into a license agreement with Celgene under which we licensed to Celgene the use of thalidomide for treatment of antiangiogenic-mediated diseases.

         We have five United States patent applications pending and two issued patents covering our cell permeation technology. One of these patents has been licensed from the CBRL. These patent applications and patents cover the overall electroporation device, the electroporation chamber in the device and the treatment of a wide variety of diseases using cells that have been treated in the electroporation device.

         Patent applications corresponding to the above described United States patent applications have been filed in Europe, Japan, Canada and other selected countries.

GOVERNMENT REGULATION

         Our development, manufacture, and potential sale of therapeutics are subject to extensive regulation by United States and foreign governmental authorities.

         Regulation of Pharmaceutical Products

         Our products currently being developed may be regulated by the FDA as drugs or biologics or, in some cases, as medical devices. New drugs and medical devices are subject to regulation under the Federal Food, Drug, and Cosmetic Act, and biological products, in addition to being subject to certain provisions of that Act, are regulated under the Public Health Service Act. We believe that drug products developed by us or our collaborators will be regulated either as biological products or as new drugs. Both statutes and the regulations promulgated thereunder govern, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and other promotional practices involving biologics or new drugs, as the case may be. FDA approval or other clearances must be obtained before clinical testing, and before manufacturing and marketing of biologics, drugs and devices.

         Obtaining FDA approval has historically been a costly and time-consuming process. Generally, in order to gain FDA premarket approval, a developer first must conduct preclinical studies in the laboratory and in animal model systems to gain preliminary information on an agent's effectiveness and to identify any safety problems. The results of these studies are submitted as a part of an investigational new drug, or IND, application, which the FDA must review before human clinical trials of an investigational drug can start. The IND application includes a detailed description of the clinical investigations to be undertaken.

         In order to commercialize any products, we or our collaborators must sponsor and file an IND and be responsible for initiating and overseeing the clinical studies to demonstrate the safety, effectiveness, and potency that are necessary to obtain FDA approval of any such products. For INDs sponsored by us or our collaborators, we or our collaborators will be required to select qualified investigators (usually physicians within medical institutions) to supervise the administration of the products, and ensure that the investigations are conducted and monitored in accordance with FDA regulations, including the general investigational plan and protocols contained in the IND. Clinical trials are normally done in three phases, although the phases may overlap. Phase I trials are concerned primarily with the safety and preliminary effectiveness of the drug, involve fewer than 100 subjects, and may take from six months to over one year to complete. Phase II trials normally involve a few hundred patients and are designed primarily to demonstrate effectiveness in treating or diagnosing the disease or condition for which the drug is intended, although short-term side effects and risks in people whose health is impaired may also be examined. Phase III trials are expanded clinical trials with larger numbers of patients which are intended to evaluate the overall benefit-risk relationship of the drug and to gather additional information for proper dosage and labeling of the drug. Clinical trials generally take two to five years to complete, but may take longer. The FDA receives reports on the progress of each phase of clinical testing, and it may require the modification, suspension, or termination of clinical trials if it concludes that an unwarranted risk is presented to patients, or, in Phase II and III, if it concludes that the study protocols are deficient in design to meet their stated objectives.

         If clinical trials of a new product are completed successfully, the sponsor of the product may seek FDA marketing approval. If the product is regulated as a biologic, the FDA will require the submission and approval of a Biologics License Application (BLA) before commercial marketing of the biologic. If the product is classified as a new drug, an applicant must file a New Drug Application (NDA) with the FDA and receive approval before commercial marketing of the drug. The NDA or BLA must include detailed information about the drug and its manufacture and the results of product development, preclinical studies and clinical trials. The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. NDAs and BLAs submitted to the FDA can take up to two to five years to receive approval. If questions arise during the FDA review process, approval can take more than five years. Notwithstanding the submission of relevant data, the FDA may ultimately decide that the NDA or BLA does not satisfy its regulatory criteria for approval and deny approval or require additional clinical studies. In addition, the FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and effectiveness. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.

         Thalidomide is regulated by the FDA's Center for Drug Evaluation and Research. Although only recently approved for sale in the United States for limited indications, thalidomide has been used as an investigational agent to treat thousands of patients for leprosy and other diseases. Pursuant to our agreement with Celgene discussed above, all future clinical trials with thalidomide will be the responsibility of Celgene.

         Analogs of thalidomide and 2ME2 may be regulated as new chemical entities by the FDA's Center for Drug Evaluation and Research. Generally, as new chemical entities are discovered, formal IND-directed toxicology studies will be required prior to human testing. The remainder of the developmental and regulatory requirements will be similar to that of any new drug.

         Angiostatin and Endostatin, each a naturally occurring substance, are considered biologics and will be regulated by the FDA's Center for Biologics Evaluation and Research. As genetically engineered and endogenous proteins, Angiostatin and Endostatin will face unique and specific regulation hurdles, such as those related to the manufacture of the products and the behavior of the products in the body. The regulatory requirements for recombinant proteins have been developed for other endogenous molecules and Angiostatin and Endostatin are expected to follow these established guidelines. Successful preclinical studies and Phase I, II and III clinical trials will be necessary to form the basis for a BLA. We have assumed primary responsibility, in collaboration with the NCI, for conducting these studies and trials.

         The cell permeation technology, and specifically IHP-treated red blood cells, will be regulated by the FDA's Center for Biologics Evaluation and Research. In 1997, the FDA responded to a letter from us requesting a product jurisdiction determination, designating the Center for Biologics Evaluation and Research as the agency with primary jurisdiction for the premarket review and regulation of the product. The product will be reviewed as a medical device under the Premarket Application (PMA) provisions of the Federal Food, Drug and Cosmetic Act. Historically, the FDA's Office of Blood Research and Review has had the most expertise and experience in regulating blood apheresis equipment and disposables associated with the processing of human blood. Further development for TheraMed's products is expected to follow a similar path to that of any therapeutic biologic, with successful completion of Phase I, Phase II and Phase III trials required to precede the filing of a PMA. As the cell permeation technology requires the use of red blood cells produced from humans, we will be required to comply with, or to contract with suppliers that comply with, stringent regulation of blood component collection. That regulation is designed to protect both donors and recipients of blood products and involves significant record-keeping and other burdens.

         Regulation of Devices

         Any additional device products which we may develop are likely to be regulated by the FDA as medical devices rather than drugs. In addition, the device used to insert drugs and genes in blood cells will be regulated as a medical device. The nature of the FDA requirements applicable to such products depends on their classification by the FDA. A device developed by us would be automatically classified as a Class III device, requiring premarket approval, unless the device was substantially equivalent to an existing device that has been classified in Class I or Class II or to a pre-1976 device that has not yet been classified or we could convince the FDA to reclassify the device as Class I or Class II. If we were unable to demonstrate such substantial equivalence and unable to obtain reclassification, we would be required to undertake the costly and time-consuming process, comparable to that for new drugs, of conducting preclinical studies, obtaining an investigational device exemption to conduct clinical tests, filing a premarket approval application, and obtaining FDA approval.

         If the device were a Class I product, the "general controls" of the Federal Food, Drug, and Cosmetic Act, chiefly adulteration, misbranding, and GMP requirements, would nevertheless apply. If substantial equivalence to a Class II device could be shown, the general controls plus "special controls" such as performance standards, guidelines for safety and effectiveness, and post-market surveillance would apply. While demonstrating substantial equivalence to a Class I or Class II product is not as costly or time-consuming as the premarket approval process for Class III devices, it can in some cases also involve conducting clinical tests to demonstrate that any differences between the new device and devices already on the market do not affect safety or effectiveness. If substantial equivalence to a pre-1976 device that has not yet been classified has been shown, it is possible that the FDA would subsequently classify the device as a Class III device and call for the filing of premarket approval applications at that time. If the FDA took that step, then filing an application acceptable to the FDA would be a prerequisite to remaining on the market.

         It is likely that the review process for additional devices that we may develop will occur in the Center for Biologics Evaluation and Research. It is possible, however, that the Center would consult with relevant officials in the FDA's Center for Devices and Radiological Health and Center for Drug Evaluation and Research. Such a consultation might further delay approval of the device and thus of this technology.

         Other

         In addition to the foregoing, our business is and will be subject to regulation under various state and federal environmental laws, including the Occupational Safety and Health Act, the Resource Conservation and Recovery Act and the Toxic Substance Control Act. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in and wastes generated by our operations. We cannot predict whether new regulatory restrictions on the marketing of biotechnology products will be imposed by state or federal regulators and agencies.

COMPETITION

         Competition in the pharmaceutical, biotechnology and biopharmaceutical industries is intense and based significantly on scientific and technological factors, the availability of patent and other protection for technology and products, the ability and length of time required to obtain governmental approval for testing, manufacturing and marketing and the ability to commercialize products in a timely fashion. Moreover, the biopharmaceutical industry is characterized by rapidly evolving technology that could result in the technological obsolescence of any products that we develop. We compete with many specialized biopharmaceutical firms, as well as a growing number of large pharmaceutical companies that are applying biotechnology to their operations. Many biopharmaceutical companies have focused their development efforts in the human therapeutics area, and many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants.

         Our competition will be determined in part by the potential indications for which our compounds may be developed and ultimately approved by regulatory authorities. We may rely on third parties to commercialize our products, and accordingly, the success of these products will depend in significant part on these third parties' efforts and ability to compete in these markets. The success of any collaboration will depend in part upon our collaborative partners' own competitive, marketing and strategic considerations, including the relative advantages of alternative products being developed and marketed by our collaborative partners and our competitors.

         Many other companies and research institutions are investigating the role of angiogenesis generally and specifically as it may be useful in developing therapeutics to treat various diseases associated with abnormal blood vessel growth. In studies available to date, these angiogenic inhibitors have shown varying effectiveness in inhibiting angiogenesis and differing degrees of bioavailability and toxicity. Significant further preclinical and clinical development of these products is needed prior to an assessment of the more significant competitive product candidates in the antiangiogenic disease indications targeted by us.

         We are aware of other companies developing thalidomide and certain of its chemical analogs for various disease indications, including our collaborative partner, Celgene, for the treatment of ENL, AIDS-related cachexia (or wasting) and mouth ulcers. Celgene has received approval from the FDA for the use of thalidomide in ENL. In 1997, two patents licensed to us were issued to Children's Hospital by the United States Patent and Trademark Office covering the use of thalidomide to treat angiogenic-mediated diseases including cancer, macular degeneration and rheumatoid arthritis. These patents have, in turn, been sublicensed by us to Celgene. Although we believe that these patent rights would preclude any company, other than Celgene, from marketing thalidomide for antiangiogenic indications, there can be no assurance that any patent will issue or afford meaningful protection. If a competitor of Celgene or us receives approval to market thalidomide for a particular disease indication, "off-label" use of thalidomide could adversely affect our business and operations. Although the FDA does not permit a manufacturer or distributor to market or promote an approved drug for an unapproved off-label use or dosage level, under its "practice of medicine" policy, the FDA generally does not prohibit a physician from prescribing an approved drug product for an unapproved use or dosage. In addition, pharmaceutical companies may provide certain information concerning off-label uses of their drug in compliance with statutory provisions or as permitted by court orders in a pending court challenge to the FDA's authority to regulate the dissemination of such information.

         Although one of our focuses is on blood cell permeation research, a number of companies utilize or are developing cell permeation or drug delivery technologies and competition for the development of gene and drug delivery products is intense. We also anticipate that IHP-treated blood will compete for use in blood transfusions with readily available products, including whole human blood or packed red blood cells, and products under development, such as blood substitutes or allosteric effectors of hemoglobin function.

         Many of our existing or potential competitors have substantially greater financial, technical and human resources than us and may be better equipped to develop, manufacture and market products. In addition, many of these competitors have extensive experience in preclinical testing and human clinical trials and in obtaining regulatory approvals. The existence of competitive products, including products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products which we may develop.

EMPLOYEES

         As of March 15, 2000, we had 88 full-time employees, of which 57 were employed in research and development positions, 25 were employed in general and administrative positions, and 6 were employed by our subsidiary, TheraMed. We intend to hire additional personnel in addition to utilizing part-time or temporary consultants on an as-needed basis. None of our employees is represented by a labor union and we believe our relations with our employees are satisfactory.

RISK FACTORS

The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES

         To date, we have been engaged primarily in research and development activities. Although we have received license fees and research and development funding from our former collaboration with Bristol-Myers Squibb Company, limited revenues from Celgene as royalties on the sale of THALOMID(R), and certain research grants, we have not derived significant revenues from operations.

         At December 31, 1999, we had an accumulated deficit of approximately $82,193,000. Significant losses have continued since December 31, 1999. We also will be required to conduct substantial research and development and clinical testing activities for all of our proposed products. We expect that these activities will result in operating losses for the foreseeable future, particularly due to the extended time period before we expect to commercialize any products, if ever. In addition, to the extent we rely upon others for development and commercialization of our products, our ability to achieve profitability will depend upon the success of these other parties. To support our research and development of certain product candidates, we also rely to a significant extent on grants and cooperative agreements from governmental and other organizations as a source of revenues and clinical support. If our grant revenue or cooperative agreements were to be reduced to any substantial extent, it may impair our ability to continue our research and development efforts. We cannot assure you that we will be able to generate revenues from operations or achieve profitability on a sustained basis, if at all.

DEVELOPMENT OF OUR PRODUCTS IS AT AN EARLY STAGE AND IS UNCERTAIN

         Our proposed products and research programs are in the early stage of development and require significant, time-consuming and costly research and development, testing and regulatory clearances. In developing our products, we are subject to risks of failure that are inherent in the development of products and therapeutic procedures based on innovative technologies. For example, it is possible that any or all of these proposed products or procedures will be ineffective or toxic, or otherwise will fail to receive necessary FDA clearances. There is a risk that the proposed products or procedures will be uneconomical to manufacture or market or will not achieve broad market acceptance. There also is a risk that third parties may hold proprietary rights that preclude us from marketing our proposed products or that others will market a superior or equivalent product. The failure of our research and development activities to result in any commercially viable products would materially adversely affect our business.

         Angiostatin and Endostatin, 2-Methoxyestradiol (2ME2) and thalidomide analogs are at the preclinical and early clinical stages of development. Until very recently, these product candidates had only been tested on animals and not on humans. Although these product candidates have demonstrated some success in preclinical studies in combating tumors in mice, there is absolutely no assurance that the agents will prove to be similarly effective in combating tumors in humans during clinical trials and testing. Mice are not people, and although the scientific community considers the study of mice useful, we cannot say whether agents that are successful in treating tumors in mice will be non-toxic to humans, let alone beneficial. In the cancer context, testing on mice may occur under different conditions than testing in people, including the manner in which tumors are introduced into mice, the genetic make-up of laboratory mice populations (homogeneity as opposed to diversity), tumor type or location or other unidentified factors. There are many regulatory steps that must be taken before any of these product candidates will be eligible for FDA approval and subsequent sale, including the completion of preclinical (animal) and clinical (human) trials. We do not expect that these product candidates will be commercially available for several years, if ever.

WE MUST SUBJECT POTENTIAL PRODUCTS TO CLINICAL TRIALS, THE RESULTS OF WHICH ARE UNCERTAIN

         Before obtaining regulatory approvals for the commercial sale of our products, we or our collaborative partners will be required to demonstrate through preclinical studies (animal testing) and clinical trials (human testing) that our proposed products are safe and effective for use in each target indication. The majority of our product candidates, including Angiostatin, 2ME2 and thalidomide analogs, have only been subjected to preclinical studies on mice and monkeys and have not yet been tested on humans. The results from these preclinical studies on animals may not be predictive of results that will be obtained in clinical trials and large-scale testing on humans.

         Our product candidate Endostatin recently entered Phase I clinical trials on humans, and patient recruitment is underway for Phase I clinical trials of Angiostatin and 2ME2, which are expected to begin in April 2000. Thalidomide, which we licensed to Celgene, is currently being tested in Phase II and III clinical trials on humans for a variety of types of cancer. In the future, we will be required to conduct clinical trials on humans for thalidomide analogs and other new molecules developed by our scientists. We have only limited experience in conducting clinical trials on humans and intend to rely on pharmaceutical companies, the National Cancer Institute, and contract research organizations with which we collaborate for clinical development and regulatory approval of our product candidates. We cannot guarantee that the clinical trials conducted by our partners or us will demonstrate sufficient safety and efficacy to obtain the required regulatory approvals or will result in marketable products.

         The results of initial preclinical studies and clinical trials of products under development are not necessarily indicative of results that will be obtained from subsequent or more extensive preclinical studies and clinical testing. In advanced clinical development, numerous factors may be involved that may lead to different results in larger, later-stage trials from those obtained in earlier-stage trials. Early stage trials usually involve a small number of patients and thus may not accurately predict the actual results regarding safety and efficacy that may be demonstrated with a large number of patients in a later-stage trial. Also, differences in the clinical trial design between an early-stage and late-stage trial may cause different results regarding the safety and efficacy of a product to be obtained. In addition, many early stage trials are unblinded and based on qualitative evaluations by clinicians involved in the performance of the trial whereas later-stage trials generally are required to be blinded in order to provide more objective data for assessing the safety and efficacy of the product. The failure to adequately demonstrate the safety and efficacy of a product under development could delay or prevent regulatory clearance of the potential product and would have a significant adverse effect on us.

         Clinical trials involving cancer patients are often conducted with terminally ill patients having the most advanced stages of a disease. During the course of treatment, these patients can die or suffer other adverse events due to the advanced stage of their disease despite the efficacy of the agents being tested. These deaths and/or adverse events, though unrelated to the agent being tested, can nevertheless adversely affect clinical trial results. Various companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after attaining promising results in earlier trials. Clinical trials for the product candidates being developed by us and our collaborators may be delayed by many factors, including that potential candidates for testing are limited in number. Any delays in, or termination of, the clinical trials of any of our product candidates, or the failure of any clinical trials to meet applicable regulatory standards, could have a material adverse effect on our business.

         In addition, we hope eventually to market our products outside of the United States. This will entail foreign regulatory approvals from governments in other countries that may have different requirements from the regulatory process in the United States, subjecting our products to additional clinical trials and approvals, as well as licensing, manufacturing and labeling standards, even though the products are fully approved for manufacture, marketing and distribution in the United States. In order to meet any additional requirements that might be imposed by foreign governments, we may incur additional costs that will inhibit our profitability. If the relevant approvals cannot be obtained or will be too expensive to obtain, foreign distribution may not be feasible, which could have a material adverse impact on our business.

WE ARE UNCERTAIN WHETHER ADDITIONAL FUNDING WILL BE AVAILABLE FOR OUR FUTURE CAPITAL NEEDS AND COMMITMENTS

         We will require substantial funds in addition to our existing working capital to develop our product candidates and otherwise to meet our business objectives. We have never generated enough cash during any period since our inception to cover our expenses and have spent, and expect to continue to spend, substantial funds to continue our research and development programs. Any one of the following factors, among others, could cause us to require additional funds or otherwise cause our cash requirements in the future to materially increase:

  -       results of research and development activities;
  -       progress of our preclinical studies or clinical trials;
  - changes in or terminations of our relationships with strategic partners;
  - changes in the focus, direction, or costs of our research and development programs;
  -       competitive and technological advances;
  -       establishment of marketing and sales capabilities;
  -       the regulatory approval process; or
  -       product launch.

         Also, we are a party to sponsored research agreements pursuant to which we have agreed to fund an aggregate of approximately $2,853,000 through 2001 (including $2,250,000 to Children's Hospital), and materials production costs of up to $6,000,000 for clinical trials. In addition, under the terms of certain license agreements, we must be diligent in bringing potential products to market and must make future milestone payments of up to $3,535,000 and additional payments upon attainment of regulatory milestones. If we fail to comply with the milestones or fail to make any required sponsored research or milestone payment, we could face the termination of the relevant sponsored research or license agreement, which could have a material adverse effect on our business.

         We may seek additional funding through collaborative arrangements and public or private financing, including equity financing. We cannot guarantee that collaborative arrangements or additional financing will be available on acceptable terms to us or at all. If we issue more common stock to raise funds in the future, your ownership in us may be diluted. If adequate funds are not available, we may be required to take one or more of the following actions:

  - delay, reduce the scope of, or eliminate one or more of our research and development programs;
  -       forfeit our rights to future technologies;
  - obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop or commercialize on our own; or
  - license the rights to such products on terms that are not favorable to us.

WE MAY NEED NEW COLLABORATIVE PARTNERS TO DEVELOP AND COMMERCIALIZE PRODUCTS

         We plan to develop and commercialize our product portfolio with or without corporate alliances and copartners. Nonetheless, we intend to explore opportunities for new corporate alliances and partners to help us develop, commercialize and market our products. We expect to grant to our partners certain rights to commercialize any products developed under these agreements, and we may rely on our partners to conduct research and development efforts and clinical trials on, obtain regulatory approvals for, and manufacture and market any products licensed to them. Each individual partner will seek to control the amount and timing of resources devoted to these activities generally. Our revenues will be obtained from strategic partners as research and development payments and upon achievement of certain milestones. Since we generally expect to obtain a royalty for sales or a percentage of profits of products licensed to third parties, our revenues may be less than if we retained all commercialization rights and marketed products directly. In addition, there is a risk that our corporate partners will pursue alternative technologies or develop competitive products as a means for developing treatments for the diseases targeted by our programs.

         We also may elect to collaborate with another partner to replace Bristol-Myers Squibb. Even if we find such a partner to assist us with the research, development and eventual commercialization of Angiostatin, our work on the product may not be successful. We will depend, in part, on our partner's own competitive, marketing and strategic considerations, including the relative advantages of other products being developed and marketed.

         We cannot guarantee that we will be successful in establishing any additional collaborative arrangements, that products will be successfully commercialized under any collaborative arrangement or that we will derive any revenues from our arrangements. Our strategy also involves entering into multiple, concurrent strategic alliances to pursue commercialization of our core technologies. There is a risk that we will not be able to manage simultaneous programs successfully. With respect to existing and potential future strategic alliances and collaborative arrangements, we will depend on the expertise and dedication of sufficient resources by these outside parties to develop, manufacture, or market products. If a strategic alliance or collaborative partner fails to develop or commercialize a product to which it has rights, our business could be materially and adversely affected.

WE HAVE NO CURRENT MARKETING CAPACITY

         To the extent that we undertake to market our products, or are unable to enter into co-promotion agreements or to arrange for third-party distribution of our products, additional expenditures and management resources will be required to develop an effective sales force. There can be no assurance that we will be able to establish a sales force or to enter into co-promotion or distribution agreements on favorable terms or on a timely basis. Other companies offering similar or substitute products may have well-established sales forces or agreements in place that will allow them to market their products more successfully. Failure to establish sufficient marketing capabilities may have a material adverse impact on our business.

WE HAVE NO CURRENT MANUFACTURING CAPACITY

         We do not expect to manufacture or market products in the near term, but we may try to do so in certain cases. We do not currently have the capacity to manufacture or market products or any experience in these activities. If we elect to perform these functions, we will be required to either develop these capacities, or contract with others to perform some or all of these tasks. We may be dependent to a significant extent on corporate partners, licensees, or other entities for manufacturing and marketing of products. If we engage directly in manufacturing or marketing, we will require substantial additional funds and personnel and will be required to comply with extensive regulations. We cannot guarantee that we will be able to develop or contract for these capacities when required in connection with our business.

         The manufacture of pharmaceutical products can be an expensive, time consuming, and complex process. Manufacturers often encounter difficulties in scaling-up production of new products, including problems involving production yields, quality control and assurance, and shortages of personnel. Delays in formulation and scale-up to commercial quantities could result in additional expense, delays in our clinical trials, regulatory submissions, and commercialization. The manufacturing processes for several of the small molecules and proteins we are developing as product candidates have not yet been tested at commercial levels, and we cannot guarantee that it will be possible to manufacture these materials in a cost-effective manner.

         In addition, we will depend on all such third-party manufacturers to perform their obligations effectively and on a timely basis. There can be no assurance that such parties will perform such obligations and any such non-performance may delay clinical development or submission of products for regulatory approval, or otherwise impair our competitive position, which would have a material adverse affect on our business. Any manufacturer of our product candidates will be subject to applicable Good Manufacturing Practices (GMP) prescribed by the FDA or other rules and regulations prescribed by foreign regulatory authorities. We cannot guarantee that we or any of our collaborators will be able to enter into or maintain relationships either domestically or abroad with manufacturers whose facilities and procedures comply or will continue to comply with GMP and who are able to produce our small molecules and proteins. Should manufacturing agreements be entered into, our collaborators and we will be dependent upon such manufacturers for continued compliance with GMP. Failure by a manufacturer of our products to comply with GMP could result in significant time delays or our inability to commercialize or continue to market a product. Changes in our manufacturers could require new product testing and facility compliance inspections. In the United States, failure to comply with GMP or other applicable legal requirements can lead to federal seizure of violative products, injunctive actions brought by the federal government, and potential criminal and civil liability on the part of a company and its officers and employees. Because of these and other factors, we may not be able to replace our manufacturing capacity quickly or efficiently, in the event that our current or future manufacturers are unable to manufacture our products at one of more of their facilities. For certain of our potential products, we will need to substantially increase the capacity of our production facilities (or those of our manufacturers) in order to conduct human clinical trials and to produce such products for commercial sale at an acceptable cost.

WE CANNOT GUARANTEE THAT IT WILL BE COMMERCIALLY FEASIBLE TO MANUFACTURE ENDOSTATIN AND ANGIOSTATIN

         We have entered into agreements with Covance Biotechnology Services Inc. under which Covance is responsible for producing sufficient amounts of the Endostatin and Angiostatin for preclinical toxicology studies and for scale-up production of these proteins under GMP conditions for clinical trials. We also have entered into a letter of understanding with Chiron Corporation for the large-scale production of GMP Endostatin. We have spent significant time and funds to transfer the technology underlying the production of the Endostatin and Angiostatin to Covance and Chiron. As such, we are reliant on Covance and Chiron for the production of sufficient quantities of the Endostatin and Angiostatin to complete our clinical studies, and if they fail to produce such quantities, then we would have to delay our clinical studies. If we are required to change to a new manufacturer, and if any suitable manufacturer can be found, significant additional time and funds would be required for technology transfer and testing. Indeed, the production of protein-based therapeutics using recombinant DNA techniques and fermentation is a difficult, expensive process. There is, therefore, no assurance that it will be possible to manufacture commercial quantities of Endostatin and Angiostatin in a cost-effective manner.

WE DEPEND ON CELGENE TO COMMERCIALIZE THALIDOMIDE

         We have sublicensed to Celgene Corporation all of our rights to commercialize and sell thalidomide worldwide. We have received and will continue to receive royalties on all sales of thalidomide (THALOMID(R)) by Celgene. The success of our relationship with Celgene and the marketing of thalidomide will depend, in part, on Celgene's own competitive, marketing, and strategic considerations, including the relative advantages of alternative products being developed and marketed by its competitors. In addition, if Celgene is not successful in marketing thalidomide, we would be materially adversely affected.

         Thalidomide is currently in Phase II/III human clinical trials for a variety of cancer indications. Based upon our efforts, thalidomide has received orphan drug designation from the FDA as a treatment for Kaposi's sarcoma, a form of skin cancer most frequently associated with AIDS, and for primary brain malignancies. Celgene, to whom we have licensed the rights to commercialize thalidomide, has received approval from the FDA to market thalidomide for the treatment of erythema nodosum leprosum, an inflammatory skin condition of some leprosy patients. The FDA, however, has not yet approved the marketing and sale of thalidomide for cancer. Celgene still must pass significant regulatory hurdles before thalidomide will be commercially available for approved use for treatment of cancer, if ever.

THERE ARE RISKS RELATED TO THE HISTORY OF THALIDOMIDE

         Thalidomide has caused serious birth defects in children whose mothers used it during pregnancy. Therefore, physicians prescribing the drug to women of childbearing age must take strict precautions, and there can be no assurance that such precautions will be observed in all cases or, if observed, will be effective. Use of thalidomide has also been associated, in a limited number of cases, with other side effects, including nerve damage. We believe that the characteristics of thalidomide that may have affected fetal development and caused birth defects by blocking new blood vessel growth are the same characteristics that may make thalidomide useful in the prevention and treatment of angiogenic disorders such as cancer. However, we cannot guarantee that clinical trials with the drug will demonstrate its safety and efficacy or that the drug will not be associated with other characteristics that prevent or limit its commercial use.

         Even if thalidomide is demonstrated to be safe and effective for use in treating angiogenic-mediated disease, we may face difficulties in gaining public acceptance of the drug based on its history of causing birth defects. This may adversely affect the marketing efforts of our collaborator Celgene Corporation. In addition, although Celgene has agreed to indemnify us from any liability that may arise from its sales of thalidomide, we cannot guarantee that we will be protected from such liability and the possible related losses.

WE CANNOT GUARANTEE THAT OUR PRODUCTS WILL ACHIEVE MARKET ACCEPTANCE

         Our success will be dependent on market acceptance of our products in the United States and, later, in international markets. Since we have not received the necessary approvals to sell our products in the United States or elsewhere, we cannot predict whether any of our products will achieve market acceptance, either in the United States or abroad. A number of factors may limit the market acceptance of our products, including the timing of regulatory approval and market entry relative to competitive products, the availability of alternative therapies or treatments, the price of our products relative to any alternatives, the availability of third-party reimbursement to pay for them, and the extent of the marketing efforts by competitors. Other risk factors identified in this section also may affect market acceptance.

WE DEPEND ON PATENTS AND OTHER PROPRIETARY RIGHTS, SOME OF WHICH ARE UNCERTAIN

         Our success will depend in part on our ability to obtain patents for our products, both in the United States and abroad. The patent position of biotechnology and pharmaceutical companies in general is highly uncertain and involves complex legal and factual questions. Risks related to patenting our products include the following:

  -       our failure to obtain additional patents;
  - challenge, invalidation, or circumvention of patents already issued to us;
  - failure of the rights granted under our patents to provide sufficient protection;
  -       independent development of similar products by third parties; or
  - ability our third parties to design around patents issued to us or our collaborators.

         For several of the products that we are developing, including thalidomide and 2ME2, composition of matter patents are not available because the compounds are in the public domain. In these cases, only patents covering the "use" of the product are available. In general, patents covering a new use for a known compound can be more difficult to enforce against infringers of the use claims in the patent. We have secured use patents covering the use of thalidomide for the treatment of angiogenic diseases. We are aware of at least two other issued patents covering certain non-antiangiogenic uses of thalidomide. Although we believe that the claims in such patents will not interfere with our proposed use of thalidomide, we cannot guarantee that the holders of such patents will not be able to exclude us from marketing thalidomide for other uses. We have also secured use patents covering 2ME2.

         The enactment of the legislation implementing the General Agreement on Tariffs and Trade caused certain changes to United States patent laws that became effective on June 8, 1995. Most notably, the term of patent protection for patent applications filed on or after June 8, 1995 is no longer a period of seventeen years from the date of grant. The new term of a United States patent will commence on the date of issuance and terminate twenty years from the earliest effective filing date of the application. Since the time from filing to issuance of biotechnology patents is often more than three years, a twenty-year term from the effective date of filing may result in a term of patent protection that is substantially shorter than seventeen years. This may adversely impact our patent position. Often, the duration and level of the royalties we are entitled to receive from a collaborative partner is based on the existence of a valid patent. Thus, the shorter period of patent protection may adversely affect our future operating results and financial condition.

         Our potential products may conflict with patents that have been or may be granted to competitors, universities or others. As the biotechnology industry expands and more patents are issued, the risk increases that our potential products may give rise to claims that they infringe the patents of others. Such other persons could bring legal actions against us claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the affected products. Any such litigation could result in substantial cost to us and diversion of effort by our management and technical personnel. If any these actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. We cannot guarantee that we would prevail in any action or that any license required under any needed patent would be made available on acceptable terms, if at all. Failure to obtain needed patents, licenses, or proprietary information held by others may have a material adverse effect on our business.

         We are a party to sponsored research agreements and license agreements that require us to make milestone payments upon attainment of certain regulatory milestones. Failure to meet such milestones could result in the loss of certain rights to compounds covered under such license agreements.

         We also rely on trade secret protection for our confidential and proprietary information. However, trade secrets are difficult to protect and we cannot guarantee that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology, or that we can meaningfully protect our rights to unpatented trade secrets. We require our employees, consultants, and advisors to execute a confidentiality agreement when beginning an employment or a consulting relationship with us. The agreements generally provide that all trade secrets and inventions conceived by the individual and all confidential information developed or made known to the individual during the term of the relationship automatically become our exclusive property. Employees and consultants must keep such information confidential and may not disclose such information to third parties except in specified circumstances. We cannot guarantee, however, that these agreements will provide meaningful protection for our proprietary information in the event of unauthorized use or disclosure of such information.

         To the extent that consultants, key employees, or other third parties apply technological information independently developed by them or by others to our proposed projects, disputes may arise as to the proprietary rights to such information which may not be resolved in our favor. Certain of our consultants are employed by or have consulting agreements with others and any inventions discovered by them generally will not become our property.

THE EXPIRATION OF OUR RELATIONSHIP WITH CHILDREN'S HOSPITAL, BOSTON, COULD ADVERSELY IMPACT OUR ABILITY TO ACQUIRE FUTURE PRODUCT CANDIDATES AND COULD SUBJECT US TO INCREASED COMPETITION

         We have relationships with collaborators at academic and other institutions who conduct research either on our behalf or whose research we have the right to license and use. Our primary research collaboration has been with Children's Hospital, Boston. Pursuant to our agreement with Children's Hospital, Boston, we agreed to provide funding for some of their antiangiogenesis research projects and granted them options to acquire an ownership interest in us. In return, they gave us the right to fund additional research projects and obtain licenses to any discoveries arising from that research. Children's Hospital, Boston, originally discovered Endostatin, Angiostatin, 2ME2, and the antiangiogenic properties of thalidomide and certain thalidomide analogs. To date, we have received licenses from Children's Hospital, Boston, for these products.

         Researchers at Children's Hospital, Boston, also may be working on other products that may be used to treat cancer in a variety of ways, including by antiangiogenesis. Although we believe that, pursuant to our agreement, we are entitled to license and use a wide variety of products related to antiangiogenesis, Children's Hospital, Boston, may take a different position. Children's Hospital, Boston, has licensed, and may in the future license, products to our existing and potential competitors.

         Early last year, we extended our agreement with Children's Hospital, Boston for another year. However, while this agreement has been renewed before, we do not know whether this agreement will be renewed again this year. Because Children's Hospital, Boston, has, in the past, been an important source of product candidates for us, the expiration of this collaboration may adversely impact our ability to acquire future product candidates. We cannot be sure that we will be able to negotiate research collaborations with new institutions or that any new collaboration will be successful. The expiration of the collaboration with Children's Hospital, Boston, may subject us to increased competition. It also is possible that, after the expiration of our agreement, Children's Hospital, Boston, may develop other products that have antiangiogenic qualities similar to those contained in the products that we currently license and could license those products to our competitors.

OUR POTENTIAL PRODUCTS ARE SUBJECT TO GOVERNMENT REGULATORY REQUIREMENTS AND A LENGTHY APPROVAL PROCESS

         Our research, development, preclinical and clinical trials, manufacturing, and marketing of most of our product candidates are subject to an extensive regulatory approval process by the FDA and other regulatory agencies in the United States and abroad. The process of obtaining FDA and other required regulatory approvals for drug and biologic products, including required preclinical and clinical testing, is lengthy, expensive and uncertain. Even after spending time and money, we may not receive regulatory approvals for clinical testing or for the manufacturing or marketing of any products. Our collaborators or we may encounter significant delays or excessive costs in the effort to secure necessary approvals or licenses. Even if we obtain regulatory clearance for a product, that product will be subject to continual review. Later discovery of previously unknown defects or failure to comply with the applicable regulatory requirements may result in restrictions on a product's marketing or withdrawal of the product from the market, as well as possible civil or criminal penalties.

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY

         The pharmaceutical and biotechnology industries are intensely competitive and we expect competition from other companies and other research and academic institutions to increase. In addition to competing with universities and other research institutions to develop products, technologies, and processes, we may compete with other companies to acquire the rights to products, technologies, and processes developed by universities and other research institutions. Many of these companies have substantially greater financial and research and development capabilities than we have and have substantially greater experience in undertaking preclinical and clinical testing of products, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. We are aware of a number of other companies and academic institutions that are pursuing angiogenesis research and are testing other angiogenesis inhibitors.

         These other companies and academic institutions may be larger than we are and may have significantly greater financial resources, or be supported by large entities with greater financial resources than are currently available to us. They may also have established marketing and distribution channels. The drug industry is characterized by intense price competition, and we anticipate that we will face this and other forms of competition. There can be no assurance that developments by others will not render our products or technologies obsolete or noncompetitive or that we will be able to keep pace with technological developments. Competitors may develop products that use an entirely different approach or means of accomplishing the desired therapeutic effect that our products seek to achieve and may be more effective or less costly, or both. In addition, other competitors may have significantly greater experience than we do in undertaking preclinical testing and human clinical trials and obtaining regulatory approvals of pharmaceutical products. Accordingly, our competitors may succeed in commercializing products more rapidly than we do. Were these competitors to develop their products more rapidly and complete the regulatory process sooner, it could have a material adverse effect on our business.

         If other companies were to get FDA approval to market thalidomide for other disease indications, "off-label" use of thalidomide could adversely affect our business and operations. We are aware of other companies engaged in the development of thalidomide for various disease indications. Although the FDA does not permit a manufacturer or distributor to market or promote an approved drug for an unapproved off-label use or dosage level, under its "practice of medicine" policy, the FDA generally does not prohibit a physician from prescribing an approved drug product for an unapproved use or dosage. In addition, the FDA has from time to time proposed to liberalize its restrictions on the dissemination of off-label information.

         The pharmaceutical and biotechnology industries are rapidly evolving. We may not be able to develop products that are more effective or achieve greater market acceptance than our competitors' products. Our competitors may succeed in developing products and technologies that are more effective than those being developed by us or that render our products and technologies less competitive or obsolete. One competitor in particular is working on the development for clinical trials of an antiangiogenic developed by the same researcher at Children's Hospital, Boston, who developed Angiostatin and Endostatin. While we do not know the potential effectiveness of this product in comparison to Angiostatin, Endostatin or our other products, it is possible that this product will be more effective than our products, will be easier to manufacture, will come to market before any of our products or will achieve market acceptance over our products.

LOSS OF KEY PERSONNEL AND CONSULTANTS COULD ADVERSELY AFFECT OUR BUSINESS

         We are dependent on certain of our executive officers and scientific personnel, including John W. Holaday, Ph.D., our co-founder, Chairman, President and Chief Executive Officer. We have a three-year employment agreement with Dr. Holaday through December 31, 2001. Competition for qualified employees among pharmaceutical and biotechnology companies is intense, and the loss of certain of our personnel, or an inability to attract, retain, and motivate additional highly skilled scientific, technical, and management personnel, could materially adversely affect our business and prospects. We cannot guarantee that we will be able to retain our existing personnel or attract and retain additional qualified employees.

         We may also be dependent, in part, upon the continued contributions of the lead investigators of our sponsored research programs. Our scientific consultants and collaborators may have commitments to or consulting or advisory agreements with other entities that may affect their ability to contribute to us or may be competitive with us. Inventions or processes discovered by them will not necessarily become our property, but may remain the property of these persons or of these persons' full-time employers.

POTENTIAL PRODUCTS MAY SUBJECT US TO PRODUCT LIABILITY FOR WHICH INSURANCE MAY NOT BE AVAILABLE

         The use of our potential products in clinical trials and the marketing of any pharmaceutical products may expose us to product liability claims. We have obtained a level of liability insurance coverage that we believe is appropriate for our current stage of development. However, there is a risk that our present insurance coverage is not adequate. Such existing coverage will not be adequate as we further develop products, and there is a risk that in the future adequate insurance coverage and indemnification by collaborative partners will not be available in sufficient amounts or at a reasonable cost. A successful product liability claim could have a material adverse effect on our business and financial condition.

THE MARKETABILITY OF OUR POTENTIAL PHARMACEUTICAL PRODUCTS MAY DEPEND ON REIMBURSEMENT AND REFORM MEASURES IN THE HEALTH CARE INDUSTRY

         Our success may depend, in part, on the extent to which reimbursement for the costs of therapeutic products and related treatments will be available from third-party payors such as government health administration authorities, private health insurers, managed care programs, and other organizations. Over the past decade, the cost of health care has risen significantly, and there have been numerous proposals by legislators, regulators, and third-party health care payors to curb these costs. Some of these proposals have involved limitations on the amount of reimbursement for certain products. We cannot guarantee that similar federal or state health care legislation will not be adopted in the future or that any products sought to be commercialized by us or our collaborators will be considered cost-effective or that adequate third-party insurance coverage will be available for us to establish and maintain price levels sufficient for realization of an appropriate return on our investment in product development. Moreover, the existence or threat of cost control measures could have an adverse effect on the willingness or ability of our corporate collaborators to pursue research and development programs related to our product candidates.

WE ARE SUBJECT TO RISK DUE TO OUR USE OF HAZARDOUS MATERIALS

         Our research and development involves the controlled use of hazardous biological, chemical, and radioactive materials. We are subject to federal, state, and local laws and regulations governing the use, manufacture, storage, handling, and disposal of such materials and certain waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could have a material adverse effect on us.

THE PRICE OF OUR STOCK IS HIGHLY VOLATILE

     The market price of our common stock, like that of the common stock of many other biopharmaceutical companies, has at times been, and again may be, highly volatile. Factors that may have a significant impact on the market price of our common stock include:

  - the results of preclinical studies and clinical trials by us or our competitors;
  -       FDA actions with respect to our product candidates;
  - other evidence of the safety or efficacy of our product candidates or those of our competitors;
  - announcements of technological innovations or new commercial products by us or our competitors;
  -       changes in reimbursement policies;
  -       health care legislation;
  - developments in patent or other proprietary rights;
  -       developments in our relationships with collaborative partners;
  -       public concern as to the safety and efficacy of drugs we develop;
  -       fluctuations in our operating results;
  -       actions by traders and short sellers;
  -       articles in the public press;
  -       general market conditions; and
  -       sales of substantial numbers of shares of common stock.

PROVISIONS OF OUR AMENDED AND RESTATED CERTIFICATE OF INCORPORATION AND BYLAWS AND DELAWARE LAW COULD DETER TAKEOVER ATTEMPTS

Any of the following provisions could discourage, hinder or preclude an unsolicited acquisition of us and could make it less likely that security holders receive a premium for their securities as a result of any such attempt:

  - Without shareholder approval, our Board of Directors may issue up to 5,000,000 shares of preferred stock with voting rights equal to the common stock and conversion, liquidation, or dissolution rights and preferences that may be superior to the common stock. The rights of the holders of any such preferred stock may adversely affect the rights of holders of common stock. The issuance of preferred stock or of rights to purchase preferred stock could be used to discourage an unsolicited acquisition proposal.

  - In addition, our Board of Directors is divided into three classes, the members of each of which will serve for a staggered three-year term. Because shareholders only may elect one-third of the Directors each year, it is more difficult for a third party to gain control of our Board of Directors.

Furthermore, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a "business combination" with an "interested stockholder," unless the business combination is approved in a prescribed manner.

RISKS RELATED TO POTENTIAL YEAR 2000 PROBLEMS MIGHT ADVERSELY AFFECT OUR
BUSINESS

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, those computer programs having time-sensitive software would recognize a date using "00" as the year 1900 rather than the year 2000.

         Even though the date is now past January 1, 2000 and we have not experienced any immediate adverse impact on our operations from the transition to the Year 2000, we cannot provide complete assurance that our operations have not been affected in a manner that is not yet apparent or that will arise in the future. In addition, certain computer programs may not have been programmed to process certain future dates, and thus any negative consequential effects remain unknown. As a result, we will continue to monitor our Year 2000 compliance and the Year 2000 compliance of our suppliers and customers. However, we anticipate no Year 2000 problems that are reasonably likely to have a material adverse effect on our operations.

ITEM 2.  PROPERTIES

                  We currently lease approximately 46,000 square feet of laboratory and office space (approximately 32,000 square feet of which is laboratory space) in Rockville, Maryland. The lease expires in October 2008. We believe that our existing facilities will be adequate to accommodate the implementation of our current business plan.

ITEM 3.  LEGAL PROCEEDINGS

         We are a defendant in a lawsuit initiated in August 1995 in the United States District Court for the Eastern District of Tennessee by Bolling, McCool & Twist (BMT), a consulting firm. In the suit, BMT asserts that we breached an agreement between BMT and us by failing to pay BMT certain fees it asserts are owed under the agreement. More specifically, BMT has asserted a claim for the payment of services rendered in the approximate amount of $50,000 and seeks a success fee in an unspecified amount in connection with the Bristol-Myers Squibb Company Collaboration (BMS Collaboration). The judge in the case bifurcated the proceeding into two phases: an adjudication of whether we breached our agreement with BMT and then a damage phase. After a trial on the merits, the jury found in favor of BMT on the breach of contract claim. A trial to determine damages had been scheduled for April 14, 1998. However, on April 6, 1998, the court issued an Order pursuant to which damages were limited to those arising during the term of the Agreement, which terminated on November 1, 1995. On May 6, 1999, the court confirmed its decision by granting our motion for summary judgment and limiting our damages to approximately $50,000 plus interest. Thus, this litigation at the trial level has been concluded. BMT has filed an appeal and we have cross-appealed. We cannot predict the outcome of such appeal. However, we intend to continue to contest any further action vigorously and believe that this proceeding will not have a material adverse effect on us or on our financial condition, although there can be no assurance that this will be the case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

         Our Common Stock trades on the Nasdaq National Market under the symbol "ENMD". The table below sets forth the high and low closing prices of our Common Stock as reported by the Nasdaq National Market for the periods indicated.


                                                                                 COMMON STOCK
                                                                                  PRICE RANGE
                                                                                ---------------
         1998                                                                   HIGH          LOW
         ----                                                                   ----          ---
         First Quarter (January 1, 1998 - March 31, 1998)                    $15.125        $9.875
         Second Quarter (April 1, 1998 - June 30, 1998)                       51.8125       11.75
         Third Quarter (July 1, 1998 - September 30, 1998)                    32.5625       16.9375
         Fourth Quarter (October 1, 1998 - December 31, 1998)                 34.75         21.00

         1999
         ----
         First Quarter (January 1, 1999 - March 31, 1999)                    $33.00        $12.875
         Second Quarter (April 1, 1999 - June 30, 1999)                       28.125        20.00
         Third Quarter (July 1, 1999 - September 30, 1999)                    25.25         20.25
         Fourth Quarter (October 1, 1999 - December 31, 1999)                 31.6875       22.00

         2000
         ----
         First Quarter (January 1, 2000 - March 22, 1999)                    $98.50        $27.00


         At March 22, 2000, there were approximately 797 shareholders of record, and as of that date, we estimate there were approximately 26,624 beneficial owners holding stock in nominee or "street" name.

         We have not paid any cash dividends and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

         Information required by this item is as follows:


                                                                  Year Ended December 31,
                                                                ----------------------------

STATEMENTS OF OPERATIONS DATA:             1999             1998             1997           1996            1995
                                  ----------------------------------------------------------------------------------
Revenues
    Collaborative research
         and development             $   3,099,166     $  4,473,131    $  4,342,369   $  4,425,000    $     347,501
    License fees                           403,333          200,000         200,000        200,000           16,667
    Grant revenues                         339,087          472,677         215,119        -                347,001
    Royalty revenues                     1,123,111         -               -               -               -
    Other                                   52,853           15,675        -               -               -
Total revenues                           5,017,550        5,161,483       4,757,488      4,625,000          711,169

Expenses:
    Research and development            35,529,435       15,084,993       8,998,705      7,553,793        5,939,512
    General and administrative           8,028,922        5,760,215       4,915,724      3,435,501        2,458,976
    Interest expense                        22,270          -                 1,418         27,267           65,754
    Interest income                     (1,677,361)      (2,169,955)     (2,621,630)    (1,621,729)         (44,854)

Net loss (basic and diluted)         $ (36,885,716)    $(13,513,770)   $ (6,536,729)  $ (4,769,832)   $  (7,708,219)


Net loss per share (basic and
    diluted)                         $       (2.67)    $      (1.07)   $      (0.54)  $      (0.50)   $       (1.41)

Weighted average number of
    shares outstanding                  13,801,220       12,681,824      12,158,372      9,532,671        5,485,763

Pro forma net loss per share(1)                                                       $      (0.46)    $      (1.03)

Pro forma weighted average
    number of shares
    outstanding (1)                                                                     10,422,781        7,485,763

BALANCE SHEET DATA:
Cash and cash equivalents
    and short-term investments       $  26,027,235     $ 35,171,060     $45,245,071    $52,720,829      $ 6,885,099
Working capital                         19,242,907       29,269,715      41,454,371     49,049,124        5,689,810
Total assets                            31,843,625       39,574,003      47,838,663     54,146,339       10,146,383
Deferred revenue, less
    current portion                      -                 -              1,341,666      2,236,666        2,741,666
Accumulated deficit                    (82,193,018)     (45,307,302)    (31,793,532)   (25,256,803)     (20,486,971)
Total stockholders' equity              21,984,801       33,188,064      41,953,094     47,694,191        3,601,260


----------------

(1) Pro forma net loss per share and weighted average shares outstanding for the years ended December 31, 1995 and 1996 give effect to the automatic conversion of 3,000,000 outstanding shares of Preferred stock into 2,000,000 shares of Common Stock on June 19, 1996, the effective date of our initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. See "Risk Factors".

OVERVIEW

                  Since our inception in September 1991, we have devoted substantially all of our efforts and resources to sponsoring and conducting research and development on our own behalf and through collaborations. Through December 31, 1999, with the exception of license fees, research and development funding, royalty payments, and certain research grants, we have not generated any revenue from operations. We anticipate our primary revenue sources for the next several years to include royalty payments, research grants and collaboration payments from collaborators under arrangements entered into in the future. The timing and amounts of such revenues, if any, will likely fluctuate and depend upon the achievement of specified research and development milestones, and results of operations for any period may be unrelated to the results of operations for any other period.

RESULTS OF OPERATIONS

         Years Ended December 31, 1999, 1998 and 1997

         Revenues under collaborative research and development agreements were approximately $3,099,000, $4,473,000 and $4,342,000 and license fees were approximately $403,000, $200,000, and $200,000 in the years ended December 31, 1999, 1998, and 1997, respectively. These revenues in 1999 consisted of recognizing the balance of the Bristol-Myers Squibb Company, or BMS, collaborative research and development fees, license fees and related deferred revenue, which declined in comparison to prior periods due to the modification of the research agreement in February 1999 whereby we assumed all responsibility for preclinical and clinical work on the Angiostatin protein effective August 1999. Deferred revenue from the collaborative research and development fees related to the amortization over an initial five year term of a one-time payment of $2,500,000 ($958,000, $500,000 and $500,000 recognized in 1999, 1998 and
1997, respectively) from BMS received in December 1995 and the amortization of semi-annual payments of $1,835,000 ($2,141,000, $3,670,000 and $3,670,000
recognized in 1999, 1998 and 1997, respectively) under the BMS collaboration agreement, both of which were fully amortized in August 1999. The license fee represented the amortization over five years of a one-time $1,000,000 license fee received in December 1995 under the BMS collaboration agreement, a portion of which was paid to Children's Hospital, Boston, which also was fully amortized in August 1999. In 1998 and 1997, we also recognized revenues of $303,000 and $172,000, respectively, as reimbursement for clinical studies called for under the original BMS collaboration agreement. Included in grant revenues are funds received from a Small Business Innovative

Research, or SBIR, program of the National Institutes of Health of approximately $264,000, $455,000 and $215,000 in 1999, 1998 and 1997, respectively. In accordance with our 1998 collaborative sublicensing agreement for thalidomide with Celgene, we recognized royalty revenues from Celgene's sales of thalidomide (THALOMID(R)) of approximately $1,123,000 for the year ended December 31, 1999.

         Research and development expenses increased approximately 135.5% in 1999 to approximately $35,529,000 from $15,085,000 in 1998, and increased by approximately 67.6% in 1998 from approximately $8,999,000 in 1997. These increases resulted primarily from the increased efforts in manufacturing of our three product candidates, Endostatin, Angiostatin and 2ME2, to support our clinical trial program, and our internal and sponsored research and product development programs related to our antiangiogenesis and blood cell permeation technologies. Research and development expenditures included sponsored research payments of approximately $4,138,000, $5,677,000, and $3,700,000 and internal research and development expenses of approximately $31,391,000, $9,408,000, and $5,300,000 in 1999, 1998 and 1997, respectively. Sponsored research payments to academic collaborators include payments to Children's Hospital, Boston of $2,650,000 in 1999, $2,525,000 in 1998 and $2,000,000 in 1997. Overall, research personnel increased from 45 as of December 31, 1998 to 55 as of December 31, 1999. Research and development expenses are expected to continue to increase as we continue to expand our research and development efforts.

         General and administrative expenses increased by 39.4% in 1999 to approximately $8,029,000 from $5,760,000 in 1998 and increased by 17.2% in 1998 from $4,916,000 in 1997. The increases resulted primarily from increases in administrative costs associated with adding administrative staff to support the research and collaborative efforts we are conducting, investigating potential strategic relationships and obtaining professional services. Investment income fell approximately 22.7% in 1999 to approximately $1,677,000 from approximately $2,170,000 in 1998 and fell by 17.2% in 1998 from approximately $2,622,000 in
1997. This decrease in investment income was due to the reduction of our cash, cash equivalents and short-term investments used to fund our operations.

LIQUIDITY AND CAPITAL RESOURCES

         We anticipate incurring substantial additional losses over at least the next several years due to, among other factors, the need to expend substantial amounts on our ongoing and planned clinical trials, additional research and development activities, and related business development and general corporate expenses. From inception through December 31, 1999, we have financed our operations from (i) the net proceeds of private placements of equity securities which raised approximately $17,000,000, (ii) payments from Bristol-Myers Squibb, including $9,700,000 received in December 1995 (of which $6,500,000 was an equity investment), $11,535,000 received in 1996 (of which $5,000,000 was an equity investment), $3,670,000 in each of the years 1997 and 1998, $611,667 in 1999, (iii) various grants from the World Health Organization and SBIR grants totaling approximately $1,371,000, (iv) our June 1996 Initial Public Offering ("IPO") which raised net proceeds of approximately $43,541,000, (v) proceeds of approximately $654,000 under capital leases, (vi) a private offering completed on July 27, 1999 of 1,478,118 shares of our common stock, Series 1 Warrants to purchase a total of 739,059 shares of common stock at an exercise price of $33.02 and Series 2 Warrants to purchase a total of 739,059 shares of common stock at an exercise price of $25.45, resulting in gross proceeds to us, prior to the deduction of fees and commissions, of approximately $30,100,000 (net proceeds of $28,400,000), to be used for continued clinical development of our products, working capital and general corporate purposes, at the discretion of our management, before redeemable warrants issued in connection with the private offering which have resulted in additional proceeds to us of approximately $12,000,000 through March 15, 2000, and (vii) proceeds of $3,000,000 from a borrowing in December 1999 secured by substantially all of our furniture and equipment.

         In connection with the private offering completed on July 27, 1999 described above, the Series 2 Warrants are terminable by us at any time after April 22, 2000 if our common stock trades at a per share price greater than $38.18 for ten consecutive trading days and such Warrants are not exercised within a specified period after our delivery of a written notice. The Series 1 Warrants are terminable by us at any time after January 27, 2002 if our common stock trades at a per share price greater than $61.91 for ten consecutive trading days and such Warrants are not exercised within a specified period after our delivery of a written notice. If the Series 2 Warrants were fully exercised, they would result in us receiving $18,800,000 in aggregate exercise proceeds. If the Series 1 Warrants were fully exercised, they would result in us receiving $24,400,000 in aggregate exercise proceeds.

         In December 1999, we exercised our option to repurchase 291,667 of our common shares from BMS for $13.143 a share or a total repurchase price of $3,833,379 which is reflected as treasury stock in our financial statements as of December 31, 1999. BMS's remaining 583,332 shares held in connection with the collaborative research and development agreement are subject to certain restrictions, including future repurchase rights which expire in December 2000 and 2001.

         At December 31, 1999, we had cash and cash equivalents of approximately $26,027,000 with working capital of approximately $19,243,000, primarily representing the net proceeds of our private placements of equity securities and our initial public offering, payments from BMS which include equity investments, royalties received from Celgene and various grants.

         Our cash resources have been used to finance research and development, including sponsored research, capital expenditures, including leasehold improvements to our new facility, and general and administrative expenses. Over the next several years, we expect to incur substantial additional research and development costs, including costs related to early-stage research, preclinical and clinical trials, product manufacturing, increased administrative expenses to support our research and development operations and increased capital expenditures for expanded research capacity, various equipment needs and facility improvements.

         We are a party to sponsored research agreements requiring us to fund an aggregate of approximately $2,853,000 through 2001 (including $2,250,000 to Children's Hospital, Boston); a materials production agreement of an estimated $6,000,000 for clinical trials; license agreements requiring future milestone payments of up to $3,535,000; and additional payments upon attainment of regulatory milestones.

         On February 9, 1999, the original BMS collaboration was modified such that the final payment of $611,667 under the agreement was paid on June 5, 1999. As amended, BMS has no further funding obligation to us after August 9, 1999.

         We believe that our existing resources will be sufficient to meet our planned expenditures over the next twelve months, although there can be no assurance we will not require additional funds. Our working capital requirements will depend upon numerous factors including:

  -       the progress of our research and development programs;
  -       preclinical testing and clinical trials;
  -       achievement of regulatory milestones;
  -       our potential corporate partners fulfilling their obligations to us;
  -       the timing and cost of seeking regulatory approvals;
  - the level of resources that we devote to the development of manufacturing, marketing and sales capabilities, if any;
  -       technological advances;
  -       the status of competing products; and
  - our ability to maintain existing and establish new collaborative arrangements with other companies to provide us with funding to support these activities.

         We will require substantial funds in addition to the present existing working capital to develop our product candidates and to meet our business objectives.

INFLATION

         Management does not believe that inflation has a material impact on our results of operations.

ITEM 7(a)    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. Our investment income is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short term nature of our cash and cash equivalent holdings, however, a 10% movement in market interest rates would not have a material impact on the total fair value of our portfolio as of December 31, 1999.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted in a separate section of this report. See Index to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

         The information called for by Item 10: Directors and Executive Officers of the Registrant; Item 11: Executive Compensation; Item 12: Security Ownership of Certain Beneficial Owners and Management; and Item 13: Certain Relationships and Related Transactions will be included in and is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the close of our fiscal year.

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

    3.  Exhibits

         3.1(1)            Amended and Restated Certificate of Incorporation of EntreMed, Inc.

         3.1(a) (3)        Amendment to the Certificate of Incorporation

         3.1(b) (4)        Certificate of Amendment to Amended and Restated Certificate of Incorporation of
                           EntreMed, Inc.

         3.2(1)            Form of Certificate of Amendment to the Amended and Restated Certificate of
                           Incorporation of EntreMed, Inc.

         3.3(1)            By-laws of EntreMed, Inc.

         4.1(8)            Form of Series 1 Warrant

         4.2(8)            Form of Series 2 Warrant

         10.1(1)           Research Collaboration and License Agreement, dated December 7, 1995, between EntreMed,
                           Inc. and Bristol-Myers Squibb Company ("BMS")



         10.2(1)           Restricted Stock Purchase Agreement, dated December 7, 1995, between EntreMed, Inc. and
                           BMS

         10.3(1)           Registration Rights Agreement, dated December 7, 1995, between EntreMed, Inc. and BMS

         10.4(1)           Research Agreement, dated September 29, 1993, between EntreMed, Inc. and Children's
                           Hospital

         10.5(1)           Amendment to Research Agreement, dated August 23, 1995, between EntreMed, Inc. and
                           Children's Hospital

         10.6(1)           License Agreement, dated May 26, 1994, between Children's Medical Center Corporation
                           ("CMCC") and EntreMed, Inc.

         10.7(1)           Amendment to License Agreement, dated August 23, 1995, between CMCC and EntreMed, Inc.

         10.8(1)           License Agreement, dated May 26, 1994, between CMCC and EntreMed, Inc.

         10.9(1)           Amendment to License Agreement, dated August 23, 1995, between CMCC and EntreMed, Inc.

         10.10(1)          Licensing Agreement, dated November 5, 1992, between EntreMed, Inc. and CBRL

         10.11(1)          1992 Stock Incentive Plan*

         10.12(1)          Amended and Restated 1996 Stock Option Plan*

         10.13(1)          Form of Stock Option Agreement*

         10.14(2)          License Agreement between Children's Hospital Medical Center Corporation and EntreMed,
                           Inc. signed December 5, 1996 regarding Endostatin protein, An Inhibitor of Angiogenesis

         10.15(2)          License Agreement between Children's Hospital Medical Center Corporation and EntreMed,
                           Inc. signed December 20, 1996 regarding Estrogenic Compounds as Anti-Mitotic Agents

         10.16(3)          Agreement between Bristol-Myers Squibb and EntreMed, Inc. signed August 5, 1997 regarding Termination of Collaborative Research and License Agreement with Respect to
                           Thalidomide Products

         10.17(3)          Amendment to the 1996 Stock Option Plan*




         10.18(5)          License Agreement between Celgene Corporation and EntreMed, Inc. signed December 9, 1998 regarding thalidomide intellectual property

         10.19(5)          Contract Manufacturing Agreement between Covance Biotechnology Services, Inc. and
                           EntreMed, Inc. signed October 16, 1998 regarding Endostatin protein

         10.20(5)          Employment Agreement dated as of January 1, 1999, between EntreMed, Inc. and John W.
                           Holaday, Ph.D. *

         10.21 (5)         Lease Agreement between EntreMed, Inc. and Red Gate III Limited Partnership, dated June
                           10, 1998*

         10.22(6)          1999 Long-Term Incentive Plan*

         10.23(6)          Amendment to Research Agreement, dated June 24, 1999, between EntreMed, Inc. and
                           Children's Hospital

         10.24(7)          Bioprocessing Services Agreement between Covance Biotechnology Services, Inc. and
                           EntreMed, Inc., signed July 7,1999 regarding Angiostatin protein

         10.25(7)          Letter of Intent between Covance Biotechnology Services, Inc. and EntreMed, Inc., dated
                           August 30, 1999 regarding Endostatin protein

         10.26(8)          Form of Securities Purchase Agreement, dated as of July 22, 1999, by and among EntreMed,
                           Inc. and the purchasers in the offering

         10.27(8)          Form of Registration Rights Agreement, dated as of July 27, 1999, by and among EntreMed,
                           Inc. and the purchasers in the offering

         10.28             Research Agreement, dated October 1, 1999, between EntreMed, Inc. and Children's Hospital

         23.1              Consent of Independent Auditors

         27.1              Financial Data Schedule

---------------------
*        Compensatory Plan, Contract or Arrangement.

(1) Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-3536) declared effective by the Securities and Exchange Commission on June 11, 1996.

(2) Incorporated by reference to our Form 10-K for the year ended December 31, 1996 previously filed with the Securities and Exchange Commission.

(3) Incorporated by reference to our Form 10-K for the year ended December 31, 1997 previously filed with the Securities and Exchange Commission.

(4) Incorporated by reference to our Form 10-Q for the quarter ended September 30, 1998 previously filed with the Securities and Exchange Commission.

(5) Incorporated by reference to our Form 10-K for the year ended December 31, 1998 previously filed with the Securities and Exchange Commission.

(6) Incorporated by reference to our Form 10-Q for the quarter ended June 30, 1999 previously filed with the Securities and Exchange Commission.

(7) Incorporated by reference our Form 10-Q for the quarter ended September 30, 1999 previously filed with the Securities and Exchange Commission.

(8) Incorporated by reference our Form 8-K dated July 27,1999 previously filed with the Securities and Exchange Commission.


(b)      No reports on Form 8-K were filed during the last quarter of 1999.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ENTREMED, INC.

                          By:      /s/ John W. Holaday, Ph.D.
                                   --------------------------------------------
                                   John W. Holaday, Ph.D., Chairman of the
                                   Board, President and Chief Executive Officer
                                   March 30, 2000

                                POWER OF ATTORNEY

       The registrant and each person whose signature appears below hereby appoint John W. Holaday, Ph.D. as attorney-in-fact with full power of substitution to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report, which amendments may make such changes in the report at the attorney-in-fact acting in the premises deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

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

          SIGNATURE                                         TITLE                                  DATE
          ---------                                         -----                                  ----
/s/ John W. Holaday, Ph.D.                       Chairman of the Board and                       3/30/00
---------------------------                        Chief Executive Officer
   John W. Holaday, Ph.D.                      (principal executive officer)


/s/ R. Nelson Campbell                              Chief Financial Officer                      3/30/00
----------------------                            (principal financial and
R. Nelson Campbell                                   accounting officer)


/s/ Donald S. Brooks                                      Director                               3/30/00
--------------------
Donald S. Brooks

                                                          Director                               3/30/00
---------------------
Jerry Finkelstein

/s/ Lee F. Meier                                          Director                               3/30/00
----------------
Lee F. Meier

/s/ Mark C. M. Randall                                    Director                               3/30/00
----------------------
Mark C. M. Randall

                                                          Director                               3/30/00
---------------------
Wendell M. Starke

                           ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(a)(1) and (2), (c) and (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1999

                                 ENTREMED, INC.

                               ROCKVILLE, MARYLAND

FORM 10-K - ITEM 14(a)(1) AND (2)

ENTREMED, INC. AND SUBSIDIARIES

List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements of EntreMed, Inc. and subsidiaries are included in Item 8:

Report of Independent Auditors........................................................................F-1
Consolidated Balance Sheets as of December 31, 1999 and 1998..........................................F-2
Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997............F-3
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997..F-4
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997............F-5
Notes to Consolidated Financial Statements............................................................F-6

The following consolidated financial statement schedules of EntreMed, Inc. and subsidiaries are included in Item 14(d):

None

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                        Consolidated Financial Statements

                                 EntreMed, Inc.

                  Years ended December 31, 1999, 1998 and 1997
                       with Report of Independent Auditors

                         Report of Independent Auditors

Board of Directors
EntreMed, Inc.

We have audited the accompanying consolidated balance sheets of EntreMed, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EntreMed, Inc. at December 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Atlanta, Georgia                                     ERNST & YOUNG LLP
February 11, 2000

                                 EntreMed, Inc.

                           Consolidated Balance Sheets

                                                                                      DECEMBER 31,
                                                                               1999                  1998
                                                                       --------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                              $  26,027,235         $  30,818,689
   Short-term investments                                                             -             4,352,371
   Accounts receivable                                                          618,598               112,383
   Interest receivable                                                          105,482               186,927
   Prepaid expenses and other                                                   336,443               170,877
                                                                       --------------------------------------------
Total current assets                                                         27,087,758            35,641,247

Furniture and equipment, net                                                  4,013,785             2,979,237

Other assets                                                                    742,082               953,519
                                                                       --------------------------------------------
Total assets                                                              $  31,843,625         $  39,574,003
                                                                       ============================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $   4,887,693         $   2,093,017
   Accrued liabilities                                                        1,756,538             1,332,682
   Deferred revenue (Note 5)                                                     75,000             2,945,833
   Notes payable                                                              1,125,620                     -
                                                                       --------------------------------------------
Total current liabilities                                                     7,844,851             6,371,532
Note payable, less current portion                                            1,995,327                     -
Minority interest                                                                18,646                14,407
Stockholders' equity:
   Convertible preferred stock, $1.00 par and  $1.50 liquidation value:
     5,000,000 shares authorized, none issued and outstanding at
       December 31, 1999 and 1998, respectively                                       -                     -
   Common stock, $.01 par value:
     35,000,000 shares authorized, 14,755,998 and 13,123,031
       shares issued and outstanding at December 31, 1999 and 1998,
       respectively                                                             147,560               131,230
   Treasury stock, at cost:  291,667 and 0 shares held at December
     31, 1999 and 1998, respectively                                         (3,833,379)                    -
   Additional paid-in capital                                               107,863,638            78,364,136
   Accumulated deficit                                                      (82,193,018)          (45,307,302)
                                                                       --------------------------------------------
Total stockholders' equity                                                   21,984,801            33,188,064
                                                                       --------------------------------------------
Total liabilities and stockholders' equity                                $  31,843,625         $  39,574,003
                                                                       ============================================

See accompanying notes.

                                 EntreMed, Inc.

                      Consolidated Statements of Operations

                                                                          YEAR ENDED DECEMBER 31,
                                                               1999              1998             1997
                                                     --------------------------------------------------------
Revenues:
   Collaborative research and development
     (Note 5)                                         $     3,099,166    $     4,473,131    $    4,342,369
   Licensing (Note 5)                                         403,333            200,000           200,000
   Grants                                                     339,087            472,677           215,119
   Royalties                                                1,123,111                  -                 -
   Other                                                       52,853             15,675                 -
                                                     --------------------------------------------------------
                                                            5,017,550          5,161,483         4,757,488

Costs and expenses:
   Research and development                                35,529,435         15,084,993         8,998,705
   General and administrative                               8,028,922          5,760,215         4,915,724
                                                     --------------------------------------------------------
                                                           43,558,357         20,845,208        13,914,429
Interest expense                                              (22,270)                 -            (1,418)
Investment income                                           1,677,361          2,169,955         2,621,630
                                                     --------------------------------------------------------

Net loss                                                 $(36,885,716)      $(13,513,770)   $   (6,536,729)
                                                     ========================================================


Net loss per share (basic and diluted)                   $      (2.67)      $      (1.07)   $        (0.54)
                                                     ========================================================
Weighted average number of shares outstanding
   (basic and diluted)                                     13,801,220         12,681,824        12,158,372
                                                     ========================================================

See accompanying notes.

                                 EntreMed, Inc.

                 Consolidated Statements of Stockholders' Equity

                  Years Ended December 31, 1999, 1998 and 1997



                                                                    COMMON STOCK
                                                     ---------------------------------------          TREASURY
                                                               SHARES               AMOUNT              STOCK
                                                     ------------------------------------------------------------

Balance at December 31, 1996                                 12,009,598            $120,096    $             -
Issuance of common stock for options and warrants
   exercised                                                    244,170               2,442                  -
Warrants issued for consulting services                               -                   -                  -
Net loss                                                              -                   -                  -
                                                     ------------------------------------------------------------
Balance at December 31, 1997                                 12,253,768             122,538                  -
   Issuance of common stock for options and warrants
     exercised                                                  869,263               8,692                  -
   Net loss                                                           -                   -                  -
                                                     ------------------------------------------------------------
Balance at December 31, 1998                                 13,123,031             131,230                  -
   Issuance of common stock for options exercised               154,849               1,549                  -
   Sale of common stock at $20.362 per share, net of
     offering costs of approximately $1,675,143               1,478,118              14,781                  -
   Purchase of treasury shares at $13.143 per share            (291,667)                  -         (3,833,379)
   Net loss                                                           -                   -                  -
                                                     ------------------------------------------------------------
Balance at December 31, 1999                                 14,464,331        $    147,560       $ (3,833,379)
                                                     ============================================================

                                                             ADDITIONAL
                                                              PAID-IN           ACCUMULATED
                                                              CAPITAL             DEFICIT               TOTAL
                                                     ------------------------------------------------------------
Balance at December 31, 1996                               $ 72,830,898        $(25,256,803)      $ 47,694,191
Issuance of common stock for options and warrants
   exercised                                                    502,190                  -             504,632
Warrants issued for consulting services                         291,000                  -             291,000
Net loss                                                              -         (6,536,729)         (6,536,729)
                                                     ------------------------------------------------------------
Balance at December 31, 1997                                 73,624,088        (31,793,532)         41,953,094
   Issuance of common stock for options and warrants
     exercised                                                4,740,048                  -           4,748,740
   Net loss                                                           -        (13,513,770)        (13,513,770)
                                                     ------------------------------------------------------------
Balance at December 31, 1998                                 78,364,136        (45,307,302)         33,188,064
   Issuance of common stock for options exercised             1,091,987                  -           1,093,536
   Sale of common stock at $20.362 per share, net of
     offering costs of approximately $1,675,143              28,407,515                  -          28,422,296
   Purchase of treasury shares at $13.143 per share                   -                  -          (3,833,379)
   Net loss                                                           -        (36,885,716)        (36,885,716)
                                                     ------------------------------------------------------------
Balance at December 31, 1999                               $107,863,638       $(82,193,018)      $  21,984,801
                                                     ============================================================


See accompanying notes.

                                 EntreMed, Inc.

                      Consolidated Statements of Cash Flows

                                                                           YEAR ENDED DECEMBER 31,
                                                                  1999             1998              1997
                                                            -----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $(36,863,446)   $(13,513,770) $  (6,536,729)
Adjustments to reconcile net loss to net cash used by
   operating activities:
     Depreciation and amortization                                 902,131          740,847        336,668
     Loss on equity investment                                     232,000         100,000              -
     Stock and warrants issued for compensation and
       consulting expense                                                -               -        291,000
     Minority interest                                               4,239         (48,093)        18,358
     Changes in assets and liabilities:
       Accounts receivable                                        (506,215)        (28,232)       (84,151)
       Interest receivable                                          81,445         333,530       (118,784)
       Prepaid expenses and other                                   29,653        (234,193)         9,075
       Accounts payable                                          2,794,676         998,059         82,898
       Accrued liabilities                                         401,586          66,777        308,187
       Deferred revenue (Note 5)                                (2,870,833)       (928,130)      (871,870)
                                                            -----------------------------------------------
Net cash used by operating activities                          (35,794,764)    (12,513,205)    (6,565,348)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                                      -     (12,257,054)   (32,014,130)
Maturities of short-term investments                             4,352,371      34,917,263     24,671,173
Other investments                                                        -        (500,000)      (300,000)
Purchases of furniture and equipment                            (1,936,679)     (1,809,546)    (1,010,890)
                                                            -----------------------------------------------
Net cash provided (used) by investing activities                 2,415,692      20,350,663     (8,653,847)

CASH FLOWS FROM FINANCING ACTIVITIES
Sales of common stock                                           29,515,832       4,748,740        504,632
Proceeds from note payable                                       3,000,000               -              -
Purchase of treasury stock                                      (3,833,379)              -              -
Payment on note payable                                            (94,835)
Payment of lease obligation                                              -               -       (104,152)
                                                            -----------------------------------------------
Net cash provided by financing activities                       28,587,618       4,748,740        400,480

                                                            -----------------------------------------------
Net increase (decrease) in cash and cash equivalents            (4,791,454)     12,586,198    (14,818,715)
Cash and cash equivalents at beginning of year                  30,818,689      18,232,491     33,051,206
                                                            -----------------------------------------------

Cash and cash equivalents at end of year                      $ 26,027,235    $ 30,818,689  $  18,232,491
                                                            ===============================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                 $          -     $         -  $       1,418
                                                            ===============================================


See accompanying notes.

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 1998 and 1997

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

The Company was organized in September 1991 as a Delaware Corporation and from inception through December 1995 was in the development stage. In December 1995, the Company and Bristol-Myers Squibb Company ("Bristol-Myers Squibb") entered into a collaboration to develop and commercialize certain antiangiogenesis therapeutics (see Note 5). The Company received 68%, 92% and 95% of its revenues from Bristol-Myers Squibb in 1999, 1998 and 1997, respectively.

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

The accompanying consolidated financial statements include the accounts of the Company's 85% owned subsidiary, Cytokine Sciences, Inc. Cytokine was formed in June 1996 for the purpose of acquiring the assets of Innovative Therapeutics, Inc. in July 1996 in exchange for 15% of the common stock of Cytokine valued at approximately $44,000. All intercompany balances and transactions have been eliminated in consolidation. Minority interest expense (income) of $4,239, $(48,093) and $18,358 is included in general and administrative expenses for the years ended December 31, 1999, 1998 and 1997, respectively.

RESEARCH AND DEVELOPMENT

Research and development expenses consist of independent proprietary research and development costs, the costs associated with work performed under collaborative research agreements and the Company's sponsored funding of research programs performed by others. Research and development costs are expensed as incurred.

PATENT COSTS

Costs incurred in filing, defending and maintaining patents are expensed as incurred. Such costs aggregated approximately $1,068,000, $778,000 and $409,000 in 1999, 1998 and 1997, respectively.

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

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS (CONTINUED)

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

FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost and are depreciated over their expected useful lives. Depreciation is provided on a straight-line basis. Amortization associated with capitalized leases is included in depreciation expense. Substantially all of the Company's furniture and equipment serves as collateral for a note (see Note 7). Furniture and equipment are summarized as follows:


                                                                    DECEMBER 31
                                                             1999                 1998
                                                     ------------------------------------------
Furniture and equipment                                $    6,335,897      $     4,432,566
Less:  accumulated depreciation                            (2,322,112)          (1,453,329)
                                                     ------------------------------------------
                                                       $    4,013,785      $     2,979,237
                                                     ==========================================

CASH EQUIVALENTS

Cash equivalents include cash and short-term investments with original maturities of less than 90 days.

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

REVENUE RECOGNITION

Revenue from the collaborative research and development agreement with Bristol-Myers Squibb is recorded when earned as defined under the terms of the agreement. Nonrefundable fees received upon contract signing are recorded as deferred revenue and recognized over the term of the agreement mentioned in Note
5. Revenues related to grants received for specific project proposals are recognized in revenue as earned in accordance with specified provisions, including performance requirements, in the contracts. Other periodic research funding payments received which are related to future performance are deferred and recognized as income when earned.

NET LOSS PER SHARE

Net loss per share (basic and diluted) was computed by dividing net loss by the weighted average number of shares of common stock outstanding. Common stock equivalents were anti-dilutive and therefore were not included in the computation of weighted average shares used in computing diluted loss per share.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements in order to conform to the 1999 presentation.

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes new standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. These new standards require that all items recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has not presented a statement of comprehensive income as there are no additional components of comprehensive income to be presented.

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") sets forth accounting and reporting standards for stock-based employee compensation plans (see Note 9). As permitted by SFAS 123, the Company continues to account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, no compensation expense is recognized for stock or stock options issued to employees at fair market value. Accordingly, adoption of SFAS 123 has not affected the Company's results of operations or financial position.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


2. RELATED PARTY TRANSACTIONS

The Company receives legal services from two law firms in which two of the Company's directors are partners. The cost of these services were negotiated on an arm's length basis and amounted to $338,000, $363,000 and $559,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

As of December 31, 1999 and 1998, the Company maintained approximately 84% and 51%, respectively, of its cash, cash equivalents and short-term investments under the management of a registered investment advisory firm for which a Company director served as chairman of the board. Such assets under management are maintained by a high quality, third party financial institution custodian.

The Company has an agreement with one of its directors under which the director provides consulting services. During 1997, the Company paid $180,000 under this agreement.

3. INVESTMENTS

As of December 31, 1999, the Company did not hold any short-term investments. All of the Company's investments as of December 31, 1998 are classified as available-for-sale and are summarized as follows:



                                                             AVAILABLE-FOR-SALE SECURITIES
                                     -------------------------------------------------------------------
                                                           GROSS           GROSS
                                                         UNREALIZED      UNREALIZED     ESTIMATED FAIR
                                      AMORTIZED COST       GAINS           LOSSES           VALUE
                                     -------------------------------------------------------------------
U.S. Treasury securities                  $2,847,036        $ -             $ -             $2,847,036
U.S. corporate securities                  1,505,335          -               -              1,505,335
                                     -------------------------------------------------------------------
Total securities                          $4,352,371        $ -             $ -             $4,352,371
                                     ===================================================================


The Company had no realized gains or losses from the sale of short-term investments for the years ended December 31, 1999, 1998 and 1997. All U.S. Treasury and U.S. corporate securities have maturity dates of less than one year as of December 31, 1998.

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


4. SPONSORED RESEARCH PROGRAM AGREEMENTS

The Company has entered into several agreements to sponsor external research programs. The Company's primary external research program agreement was entered into in September 1993 with the Children's Hospital, in Boston, Massachusetts, an entity affiliated with Harvard Medical School ("Children's Hospital, Boston"). Under this sponsored research agreement the Company agreed to pay Children's Hospital, Boston $11,000,000 over a six year period to support research on the role of angiogenesis in pathological conditions. In accordance with the terms of this sponsored research agreement, the total $11,000,000 was fully paid in March 1999.

In June 1999, the Company signed a new agreement with Children's Hospital, Boston. Under this sponsored research agreement, the Company agreed to pay Children's Hospital, Boston $1,400,000 to continue the research on the role of angiogenesis in pathological conditions. In accordance with the terms of this sponsored research agreement, $700,000 has been paid as of December 31, 1999, and the remaining $700,000 is due on March 29, 2000. This sponsored research agreement gives the Company an option to negotiate a worldwide, royalty-bearing license for technology resulting from the research at Children's Hospital, Boston in areas covered by the agreement. Amounts due under the sponsored research agreement with Children's Hospital, Boston, which is cancelable by the Company at any time or by Children's Hospital, Boston upon one year prior written notice, are paid in advance every six months and are expensed as incurred as research and development costs. See also Note 12.

As of December 31, 1999, the Company's total commitments for external research programs are as follows:

         2000                                   $2,428,772
         2001                                      682,624
                                             ---------------
         Total commitments                      $3,111,396
                                             ===============

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


5. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENT

In December 1995, the Company and Bristol-Myers Squibb entered into a collaboration to develop and commercialize certain antiangiogenic therapeutics ("Original BMS Collaboration"). The Original BMS Collaboration provided for Bristol-Myers Squibb to fund the Company's research, provided for milestone payments to the Company, and provided for the payments to the Company of royalties on net sales of any products developed under the Original BMS Collaboration. In return, the Company granted Bristol-Myers Squibb exclusive worldwide rights held by the Company, to antiangiogenic applications of thalidomide, thalidomide analogs and the Angiostatin protein and a five-year right of first refusal to negotiate for commercial rights with respect to the development of any technology licensed, or to be licensed, by the Company from Children's Hospital, Boston, in the field of antiangiogenic therapeutics. In August 1997, the Company reacquired the commercial rights to thalidomide in exchange for renewing Bristol-Myers Squibb's warrant to purchase an additional $10,000,000 of the Company's common stock as described below. In October 1998, Bristol-Myers Squibb relinquished the rights to thalidomide analogs. In February 1999, the Company assumed all responsibility for preclinical and clinical work on the Angiostatin protein.

Bristol-Myers Squibb was obligated under the Original BMS Collaboration to fund $18.35 million over five years for costs to be incurred by the Company related to specified research and development. The Company was eligible to receive an additional $32 million if the Company attained certain late-stage clinical development and regulatory filing milestones under the Original BMS Collaboration, a portion of which could be credited against royalties. In addition to this funding, Bristol-Myers Squibb reimbursed the Company $730,000 for clinical studies and ophthalmological trials. Bristol-Myers Squibb could terminate the Original BMS Collaboration for any reason with six months notice and on February 9, 1999, the Original BMS Collaboration was modified such that the final payment under the agreement was due on June 5, 1999 (see below). As amended, Bristol-Myers Squibb has no further funding obligation to the Company after August 9, 1999.

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


5. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENT (CONTINUED)

The Company also received a nonrefundable, non-creditable licensing fee of $1 million in 1995 under the Original BMS Collaboration and an additional $2.5 million on March 31, 1996 in recognition of certain research and development efforts of the Company. These amounts were recorded as deferred revenue and were being recognized over five years, the initial term of the Original BMS Collaboration agreement. On June 9, 1999, the due date of the final payment under the Original BMS Collaboration, the remaining unamortized balance of such deferred revenue was recognized as revenue.

Concurrent with the signing of the Original BMS Collaboration, the Company issued Bristol-Myers Squibb 541,666 shares of common stock for aggregate cash proceeds of $6,500,000. Bristol-Myers Squibb also purchased 333,333 shares of additional common stock of the Company at the initial public offering price of $15 per share, or a total of $5,000,000, at the time the Company completed its initial public offering in June 1996 and was granted the right to purchase an additional $10,000,000 of the Company's common stock at $22.50 per share, or 444,444 shares from the Company at any time up to June 19, 1997. This warrant was renewed and expired without exercise in November 1997.

During 1999, 1998 and 1997, the Company recognized approximately $3,482,000, $4,673,000, and $4,542,000 in revenue, respectively, and incurred costs of approximately $3,482,000, $5,800,000 and $5,200,000 related to the Original BMS Collaboration.

On February 9, 1999, as noted above, the Company and Bristol-Myers Squibb agreed to modify the Original BMS Collaboration as follows:

- The Company will assume all responsibility for preclinical, pharmaceutical development and clinical work on the Angiostatin protein. Bristol-Myers Squibb has agreed to provide the Company with advice on structuring its clinical program but otherwise will have no direct involvement with the development of the Angiostatin protein.

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


5. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENT (CONTINUED)

- Upon completion of Phase II clinical trials of Angiostatin, except as described below, Bristol-Myers Squibb will have the option to review all of the Company's data and exercise an option to reacquire further development and marketing rights to the product. If Bristol-Myers Squibb elects to do so, it will pay the Company a $1 million option exercise fee and the financial terms applicable to commercialization will remain the same as those in the existing research agreement, except that the Company's worldwide royalty will be substantially increased and will not be subject to any offsetting credits.

- If a third party wishes to license Angiostatin protein and fund and conduct development of Angiostatin protein and commercialize it upon FDA approval on terms satisfactory to the Company, or the Company decides to proceed with the development and commercialization of Angiostatin protein without a corporate partner (in either case prior to the completion of Phase II clinical trials and Bristol-Myers Squibb's exercise of its option), Bristol-Myers Squibb's option will be terminated effective with the signing of the Company's collaboration with such third party or its giving of written notice to Bristol-Myers Squibb that it intends to proceed without a corporate partner.

- Bristol-Myers Squibb's current rights of first offer/refusal with respect to products or technology arising out of the Company's agreement with Children's Hospital, Boston have terminated, including those rights with respect to Endostatin protein.

- Bristol-Myers Squibb is licensed, on a royalty free basis, to conduct further internal research with regard to the Angiostatin protein and will exchange with the Company any data it obtains on Angiostatin protein per se. This license will continue for a minimum of one year and thereafter until the termination of Bristol-Myers Squibb's option as described above.

- Bristol-Myers Squibb will retain its equity interest in the Company but has agreed to certain restrictions on its ability to sell its interest. These restrictions will prevent Bristol-Myers Squibb from selling its full interest in the Company until at least December 1, 2001, without the Company's consent. See also Note 9.

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


5. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENT (CONTINUED)

- The semi-annual research support payment made on June 5, 1999 to the Company from Bristol-Myers Squibb was prorated to cover the period from June 5 to August 9, 1999 and was the final research payment under the agreement. All patent and related costs incurred by the Company prior to August 9, 1999 were reimbursed to the Company by Bristol-Myers Squibb.

6. LICENSE AGREEMENTS

On December 9, 1998, the Company entered into a license agreement with Celgene Corporation ("Celgene") whereby the Company granted Celgene an exclusive license to certain of the Company's thalidomide patents. In exchange for this license, Celgene agreed to pay royalties to the Company on sales of any product which contains thalidomide. The royalties vary based on the volume of Celgene's sales. Celgene also assumed certain milestone payment obligations to Children's Hospital, Boston related to the license of thalidomide.

On July 1, 1999, the Company entered into two license agreements with Calbiochem-Novabiochem Corp ("Calbiochem") whereby the Company granted non-exclusive rights and licenses to sell Endostatin protein and Angiostatin protein for non-commercial research purposes for two years. In exchange for these licenses, Calbiochem agreed to pay a total of $20,000 in nonrefundable, non-creditable fees and royalties based on net sales of the licensed products.

7. NOTES PAYABLE

In July 1999, the Company entered into a note payable with a financing company for approximately $216,000 related to insurance premiums. The note bears interest at a rate of 6.26% per annum and is due in full in January 2000.

In December 1999, the Company entered into a $3,000,000 note payable with a financing company secured by substantially all of the Company's furniture and equipment. The term of the note is three years and bears interest at a rate of 5.06% per annum. Maturities under this note are as follows: $909,838 in 2000, $997,245 in 2001 and $998,082 in 2002.

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


8. INCOME TAXES

The Company has net operating loss carryforwards for income tax purposes of approximately $94,350,000 at December 31, 1999 ($53,149,000 as of December 31,
1998) that expire in years 2007 through 2019. The Company also has research and development tax credit carryforwards of approximately $4,002,000 as of December 31, 1999 that expire in years 2008 through 2014. These net operating loss carryforwards include approximately $14,007,000 and $12,300,000 as of December 31, 1999 and 1998, respectively, related to exercises of stock options for which the income tax benefit, if realized, would increase additional paid-in capital. The utilization of the net operating loss and research and development carryforwards may be limited in future years due to changes in ownership of the Company pursuant to Internal Revenue Code Section 382. For financial reporting purposes, a valuation allowance has been recognized to reduce the net deferred tax assets to zero due to uncertainties with respect to the Company's ability to generate taxable income in the future sufficient to realize the benefit of deferred income tax assets.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of December 31, 1999 and 1998 are as follows:


                                                                     1999                 1998
                                                             ------------------------------------------
Deferred income tax assets (liabilities):
   Net operating loss carryforwards                            $    35,853,000     $     20,196,000
   Research and development credit carryforward                      4,002,000            2,379,000
   Deferred revenues                                                    29,000            1,119,000
   Equity investment                                                   126,000               38,000
   Other                                                               396,000              373,000
   Depreciation                                                         73,000               96,000
   Valuation allowance for deferred income tax assets              (40,479,000)         (24,201,000)
                                                             ------------------------------------------
Net deferred income tax assets                                 $             -     $              -
                                                             ==========================================

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


8. INCOME TAXES (CONTINUED)

A reconciliation of the provision for income taxes to the federal statutory rate is as follows:


                                              1999                1998                1997
                                        ---------------------------------------------------------
Tax benefit at statutory rate            $(14,017,000)        $(5,135,000)        $(2,484,000)
Tax credits                                (1,623,000)           (660,000)           (389,000)
Other                                          23,000              18,000              12,000
Valuation allowance                        15,617,000           5,777,000           2,861,000
                                        ---------------------------------------------------------
                                         $          -         $         -         $         -
                                        =========================================================

9. STOCKHOLDERS' EQUITY

On July 27, 1999, the Company completed a private offering of 1,478,118 shares of its common stock, Series 1 Warrants to purchase a total of 739,059 shares of common stock at an exercise price of $33.02 and Series 2 Warrants to purchase a total of 739,059 shares of common stock at an exercise price of $25.45, resulting in gross proceeds, prior to the deduction of fees and commissions, of approximately $30.1 million (net proceeds of $28.4 million). All such warrants remained outstanding at December 31, 1999.

In December 1999, the Company exercised its option to repurchase 291,667 of its common shares from Bristol-Myers Squibb for $13.143 a share or at a total repurchase price of $3,833,379. As described in Note 5, Bristol-Myers Squibb's remaining shares held in connection with the collaborative research and development agreement are subject to certain restrictions, including future repurchase rights by the Company which terminate in December 2000 and 2001.

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


10. STOCK OPTIONS AND WARRANTS

In 1992, 1996 and 1999, the Company adopted incentive and nonqualified stock option plans whereby 3,733,333 shares of the Company's common stock were reserved for grants to various executive, scientific and administrative personnel of the Company as well as outside directors and consultants, of which 26,828 shares remain available for grant as of December 31, 1999. These options vest over periods varying from immediately to four years and generally expire 10 years from the date of grant.

Pro forma information regarding net income and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method subsequent to December 31, 1994. Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect is not fully reflected prior to 1999. The fair values for these options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 6.0%, 5.38% and 5.97%; no dividend yields; volatility factors of the expected market price of the Company's common stock of 1.04, 1.04 and 0.80; and a weighted-average expected life of an option of 6 years, 6 years and 7 years.

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

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


10. STOCK OPTIONS AND WARRANTS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair values of the options and warrants granted to employees, directors and consultants are amortized to expense over the vesting period. The weighted average fair value per option granted in 1999, 1998 and 1997 was $18.60, $14.47 and $7.90, respectively. The weighted average fair value per warrant granted to employees during 1997 was $13.00. The Company's pro forma information follows:


                                          1999                  1998                      1997
                                  --------------------- ---------------------- ----------------------------
Pro forma net loss                 $ (45,705,251)           $(19,986,293)                $(9,493,464)
                                   $       (3.31)           $      (1.58)                $     (0.78)
Pro forma loss per share

A summary of the Company's stock options and warrants granted to employees, directors and consultants and related information for the years ended December 31 follows:

                                                                            WEIGHTED AVERAGE
                                                   NUMBER OF OPTIONS         EXERCISE PRICE
                                                  ---------------------------------------------
Outstanding at January 1, 1997                           2,579,944            $   6.68
   Exercised                                              (235,836)           $   1.93
   Granted                                                 761,575            $  10.31
   Canceled                                                 (5,734)           $  14.00
                                                  ---------------------
Outstanding at December 31, 1997                         3,099,949            $   7.92
   Exercised                                              (697,828)           $   5.20
   Granted                                                 325,250            $  17.82
   Canceled                                                (76,682)           $   7.79
                                                  ---------------------
Outstanding at December 31, 1998                         2,650,689            $   9.85
   Exercised                                               (80,849)           $   9.56
   Granted                                               1,176,406            $  22.10
   Canceled                                                (46,240)           $  18.76
                                                  ---------------------
Outstanding at December 31, 1999                         3,700,006            $  13.64
                                                  =====================
Exercisable at December 31, 1999                         2,758,683            $  11.47
                                                  =====================

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


10. STOCK OPTIONS AND WARRANTS (CONTINUED)

The following summarizes information about stock options and warrants granted to employees outstanding at December 31, 1999:


                                        OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                      --------------------------------------------------------- ----------------------------------
                                            WEIGHTED
                                            AVERAGE             WEIGHTED                             WEIGHTED
                           NUMBER          REMAINING            AVERAGE              NUMBER           AVERAGE
      RANGE OF          OUTSTANDING       CONTRACTUAL           EXERCISE           EXERCISABLE       EXERCISE
EXERCISE PRICES         AT 12/31/99      LIFE IN YEARS           PRICE             AT 12/31/99         PRICE
--------------------- --------------------------------------------------------- ----------------------------------
       $1.50                 355,040             2.6               $1.50               355,040            $1.50
   $6.50 - $9.50             665,164             5.6               $6.38               663,289            $6.37
  $10.00 - $14.00          1,280,425             7.6              $11.67             1,077,546           $11.88
  $15.00 - $19.13            458,071             8.2              $17.48               233,703           $16.39
  $20.75 - $31.94            941,306             9.6              $24.16               429,105           $23.91
                      -----------------                                         ------------------
                           3,700,006             7.4              $13.64             2,758,683           $11.47
                      =================                                         ==================

The Company also granted 50,000 and 83,334 options to purchase common stock at $6.38 and $6.00 per share during 1995 and 1993, respectively, to Children's Hospital, Boston in connection with a sponsored research agreement (see Note 4). These options are not covered by the incentive and nonqualified stock option plan and are included in the table below.

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


10. STOCK OPTIONS AND WARRANTS (CONTINUED)

In addition, the Company has granted warrants to consultants and certain third parties. Warrants granted generally expire after 10 years from the date of grant. Stock warrant activity to non-employees is as follows:

                                                                          WEIGHTED AVERAGE
                                                    NUMBER OF SHARES       EXERCISE PRICE
                                                  --------------------------------------------
Outstanding at January 1, 1997                             277,336             $  6.47
   Granted                                                 100,000             $ 13.00
   Exercised                                                (8,334)            $  6.00
                                                  ---------------------
Outstanding at December 31, 1997                           369,002             $  8.23
   Exercised                                              (171,435)            $  8.15
                                                  ---------------------
Outstanding at December 31, 1998                           197,567             $  8.30
   Granted                                               1,544,425             $ 28.85
   Exercised                                               (74,000)            $  7.34
                                                  ---------------------
Outstanding at December 31, 1999                         1,667,992             $ 27.37
                                                  =====================
Exercisable at December 31, 1999                         1,667,992             $ 27.37
                                                  =====================

The Company also granted warrants to Bristol-Myers Squibb in connection with the Original BMS Collaboration described in Note 5 which expired in November 1997.

11. FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and notes payable. As of December 31, 1999 and 1998, the Company maintained approximately 84% and 51%, respectively, of its cash, cash equivalents and short-term investments (short-duration, high quality debt securities) under the management of a registered investment advisory firm for which a Company director served as chairman of the board. Such assets under management are maintained by a high credit quality, third party financial institution custodian.

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


11. FINANCIAL INSTRUMENTS (CONTINUED)

The carrying amounts reported in the balance sheet for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and notes payable approximate their fair values.

12. COMMITMENTS AND CONTINGENCIES

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

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

In May 1994, the Company entered into two license agreements, whereby the Company acquired the exclusive, worldwide, royalty-bearing licenses to make, use, and sell Angiostatin, thalidomide and thalidomide analogs, all inhibitors of angiogenesis developed by Children's Hospital, Boston. In consideration for receiving the rights, the Company must pay a royalty on any sublicensing fees, as defined in the agreements, to Children's Hospital, Boston. The Company is also required to pay certain amounts upon the attainment of certain milestones. The milestone payments aggregate $2,650,000, of which $815,000 has been paid to date, and are based upon license fees and achievement of regulatory approvals.

In addition, in 1996, the Company entered into two license agreements with Children's Hospital, Boston for the exclusive, worldwide, royalty-bearing licenses to make, use and sell Endostatin and 2-Methoxyestradiol, both inhibitors of angiogenesis. In consideration for receiving the rights, the Company must pay a royalty on any sublicensing fees, as defined in the agreements, to Children's Hospital, Boston. Each agreement obligates the Company to pay up to $1,000,000 "upon the attainment of certain milestones." As of December 31, 1999, the Company has paid $200,000 under these agreements.

These license agreements require the Company to pay Children's Hospital, Boston a specified percentage of the royalty income received on the first $100 million in net sales of the licensed products, and an increased percentage thereafter, with a minimum payment based on a percentage of net sales of the licensed products by any sublicensees.

The Company has also entered into an agreement with a bioprocessing services firm for the production of materials to be used in the Company's research activities, including its clinical trials. As of December 31, 1999, the Company is committed to materials production costs due in the year 2000 of an estimated $6,000,000.

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company leases its primary facilities through 2010. The lease agreement provides for escalation of the lease payments over the term of the lease, however, rent expense is recognized under the straight-line method. Additionally, the Company leases office equipment under an operating lease. The future minimum payments under its facilities and equipment leases as of December 31, 1999 are as follows:


         2000                                           $     852,700
         2001                                                 841,200
         2002                                                 855,300
         2003                                                 881,000
         2004                                                 907,400
         Thereafter                                         3,739,000
                                                      ------------------
         Total minimum payments                            $8,076,600
                                                      ==================

Rental expense for the years ended December 31, 1999, 1998 and 1997 was $751,000, $253,000 and $241,000, respectively.

13. EMPLOYEE RETIREMENT PLAN

The Company sponsors the EntreMed, Inc. 401(k) and Trust. The plan covers substantially all employees and enables participants to contribute a portion of salary and wages on a tax-deferred basis. Contributions to the plan by the Company are discretionary. No employer contributions were made in 1999, 1998 or 1997.

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for the years ended December 31, 1999 and 1998 is as follows:


                                                                   QUARTER ENDED
                                            MARCH 31          JUNE 30       SEPTEMBER 30      DECEMBER 31
                                       ----------------------------------------------------------------------
1999
Revenues                                  $   1,444,039     $   1,329,031    $  1,786,317    $      458,163
Research and development costs                7,107,455         7,619,140       6,959,576        13,843,264
General and administrative expenses           1,895,838         2,003,069       2,223,748         1,906,267
Net loss                                     (7,148,840)       (8,008,305)     (6,895,717)      (14,832,854)
Net loss per share                        $       (0.55)    $       (0.61)   $      (0.48)   $        (1.01)

1998
Revenues                                  $   1,154,971     $   1,165,485    $  1,343,437    $    1,497,590
Research and development costs                3,499,431         2,345,299       4,481,485         4,758,778
General and administrative expenses           1,305,890         1,221,010       1,380,387         1,852,928
Net loss                                     (3,112,126)       (1,812,631)     (3,959,309)       (4,629,704)
Net loss per share                        $       (0.25)    $       (0.15)   $      (0.31)   $        (0.35)