Form 10-K/A
period 1999-12-31
ENTREMED INC
filed 2000-05-01
CIK 895051

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                         Commission file number 0-20713

                                 ENTREMED, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                           58-1959440
-------------------------------------------                    -----------------------------------
     (State of Incorporation)                                  (I.R.S. Employer Identification No.)

9640 Medical Center Drive, Rockville, MD                                      20850
-----------------------------------------                                     -----
   (Address of principal executive offices)                                (Zip Code)

Registrant's telephone number, including area code:   (301) 217-9858
----------------------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                  Title of Each Class                             Name of Exchange on Which Registered
                  -------------------                             ------------------------------------
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

================================================================================

                                EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K for the fiscal year ended December 31, 1999 is filed to add Form 10-K, Part III, which was omitted in reliance on General Instruction G.3 thereto and to revise the Cash Flow Statement contained in the Financial Statements at Part IV, Item 14(a)1 and 2.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of our executive officers and directors as of December 31, 1999:


--------------------------------------------------------------------------------
          NAME                     AGE                     POSITION
--------------------------------------------------------------------------------
John W. Holaday, Ph.D.             54         Chairman of the Board, President,
                                              Chief Executive Officer
--------------------------------------------------------------------------------
Wendell M. Starke                  57         Vice Chairman of the Board
--------------------------------------------------------------------------------
Edward R. Gubish, Ph.D.            51         Senior Vice President of Research
                                              and Development
--------------------------------------------------------------------------------
Joanna Horobin, M.D.               45         Senior Vice President of
                                              Commercial Development
--------------------------------------------------------------------------------
Donald S. Brooks                   63         Vice President, Legal Affairs and
                                              Director
--------------------------------------------------------------------------------
R. Nelson Campbell                 35         Chief Financial Officer
--------------------------------------------------------------------------------
John C. Thomas, Jr.                46         Secretary/Treasurer
--------------------------------------------------------------------------------
Jerry Finkelstein (1)(2)           83         Director
--------------------------------------------------------------------------------
Lee F. Meier (1)(4)                53         Director
--------------------------------------------------------------------------------
Mark C. M. Randall (2)(3)          36         Director
--------------------------------------------------------------------------------



(1) Member of Compensation Committee
(2) Member of Audit Committee

(3) Chairman of Compensation Committee


(4) Chairman of the Audit Committee

John W. Holaday, Ph.D. is our co-founder and has served as our President and Chief Executive Officer and one of our directors since August 1992 and our Chairman of the Board since November 1995. Dr. Holaday's current term as director expires at the annual meeting of stockholders to be held in 2000. Prior thereto, from May 1989 to August 1992, he was a co-founder of Medicis Pharmaceutical Corp. where he served as Scientific Director, Senior Vice President for Research and Development and director. Dr. Holaday also serves as a director for CytImmune Sciences, Inc., a privately held research diagnostics company. From 1968 to 1989, he served at the Walter Reed Army Institute of Research, where he founded the Neuropharmacology Branch in 1980. He serves as an officer and fellow in several biomedical societies and has authored and edited numerous scientific articles in journals and books. His current academic positions include Associate Professor of Anesthesiology and Critical Care Medicine and Senior Lecturer in Medicine at The Johns Hopkins University of Medicine, Baltimore, Maryland; and Adjunct Professor of Psychiatry at the Uniformed Services University School of Medicine, Bethesda, Maryland.



Wendell M. Starke has been Vice Chairman of the Board since June 1998 and one of our directors since April 1994. Mr. Starke's current term as director expires at the annual meeting of stockholders to be held in 2000. Mr. Starke is a Chartered Financial Analyst and a Chartered Investment Counselor. Mr. Starke was President of INVESCO Capital Management, Inc. and Chief Investment Officer from 1979 to 1991. From 1992 to 1999, he served as Chairman of INVESCO, Inc., the parent company of INVESCO Capital Management and other INVESCO money management subsidiaries in the United States. Mr. Starke retired from INVESCO in June 1999.


Edward R. Gubish, Ph.D. has served as our Senior Vice President of Research and Development between January 1997 and December 1999. Prior to that he served as our Vice President-Regulatory and Clinical Development since November 1995 and has been employed by us since October 1993. From 1990 to September 1993, Dr. Gubish served as senior director of Regulatory Affairs for Baker Norton Pharmaceuticals (IVAX) and Fujisawa Pharmaceuticals. From 1986 to 1990, Dr. Gubish served as Chief of Regulatory Affairs for the AIDS Division at the National Institutes of Health and as a scientific and administrative contact for sponsors of new biological products and IND submissions for the Center for Drugs and Biologics at the FDA.

Joanna C. Horobin, M.D. has served as our Senior Vice President of
Commercial Development between February 1999 and December 1999. Prior to joining us, Dr. Horobin served as Vice President of Corporate Marketing, Oncology at Rhone-Poulenc Rorer (RPR) from March 1994 to December 1998. Dr. Horobin has also served as General Manager of RPR's joint-venture with the Chugai Pharmaceutical Company of Japan, which led to the development and European launch of the recombinant human protein, Granocyte (rhu-GCSF); Medical Director for RPR, (UK); and Head of Clinical Investigations for Beecham Pharmaceuticals (UK), where she achieved regulatory approvals of Augmentin(R), Timentin(R), and Relafen(R). Dr. Horobin spent several years in hospital and general family practice in London before entering the pharmaceutical industry.


Donald S. Brooks has been one of our directors since April 1996 and Vice President, Legal Affairs since 1998. Mr Brook's current term as director expires at the annual meeting of stockholders to be held in 2001. Between 1993 and 1998, Mr. Brooks was a practicing attorney with the law firm Carella Byrne Bain Gilfillan Cecchi Stewart & Olstein, Roseland, New

Jersey, which represents the Company on certain matters. Mr. Brooks continues to be of counsel to the firm. Prior thereto, Mr. Brooks was employed by Merck & Co., Inc. for 27 years, most recently, from 1986 to 1993, as Senior Counsel. From 1980 to 1985, Mr. Brooks served as a U.S. employer delegate to the Chemical Industries Committee, International Labor Organization in Geneva, Switzerland.

R. Nelson Campbell has served as our Chief Financial Officer since January 1997. From November 1991 to June 1996, Mr. Campbell was employed by OsteoArthritis Sciences, Inc., a venture capital financed drug discovery company where he was a co-founder and served as Vice President of Business Development and Treasurer. From 1986 to 1991, he was with the international investment banking firms of Merrill Lynch Capital Markets, Nomura Securities International and lastly Daiwa America Securities, Inc., where he was engaged in corporate finance and merger transactions.

John C. Thomas, Jr. served as our Secretary/Treasurer from January 1997 until November 1999 and served part-time as our Chief Financial Officer from our inception in September 1991 until January 1997. Mr. Thomas has also served as the Chief Financial Officer of several other companies, including MEDigital, Inc., a private medical technology company since August 1996, Credit Depot Corporation, a public company engaged in loan financing (from August 1990 to March 1993 and from January 1995 until April 1996), Tapistron International, Inc., a public company engaged in the development of technology for the textile industry (from August 1991 until July 1995), and Sealite Sciences, a private biotechnology company (from June 1991 to March 1993). Mr. Thomas is a certified public accountant.

Jerry Finkelstein has been one of our directors since April 1998. Mr. Finkelstein's current term as director expires at the annual meeting of stockholders to be held in 2002. Mr. Finkelstein has been a senior advisor to Apollo Advisors, L. P., a fund manager, since March 1994, and the Chairman of the Board of News Communications, Inc., a consortium of 23 publications, since August 1993. Mr. Finkelstein has been the former publisher of the New York Law Journal, a daily newspaper. He has been a member of the Boards of Rockefeller Center, Chicago Milwaukee Corporation, Chicago Milwaukee Railroad Corporation, Bank of North America, Struthers Wells Corporation, The Hill, and PATH Railroad. Mr. Finkelstein has also held the following positions: member of Task Force Committee on the sale of the World Trade Center; Chairman of the New York City Planning Commission, and Commissioner of the Port Authority of New York and New Jersey, as well as numerous civic, social and political appointments.

Lee F. Meier has been one of our directors since July 1997. Mr. Meier's current term as director expires at the annual meeting of stockholders to be held in 2001. Mr. Meier has over twenty-five years of experience in the equipment financing industry. He has been affiliated with US Leasing Corporation, The Chemical Bank of New York and Steiner Financial Corporation, a privately held, tax motivated lessor. Since 1984 Mr. Meier has served as founder and managing director of Meier Mitchell & Company, an investment banking firm specializing in providing innovative debt and lease financing products. Meier Mitchell & Company targets clients in the biotechnology and electronics industries and has arranged or provided over $1.5 billion in financing to both private and public companies in these sectors.


Mark C. M. Randall has been one of our directors since April 1996. Mr. Randall's current term as director expires at the annual meeting of stockholders held in 2002. Since 1985, Mr. Randall has been associated with Sarasin International Securities Limited, London, England, a wholly owned subsidiary of Bank Sarasin & Cie, a private bank based in

Switzerland, where he has been Director since 1994 and Managing Director since 1999. Mr. Randall also serves as Chairman of Acorn Alternative Strategies (Overseas) Ltd., an investment fund company.


Item 11. EXECUTIVE COMPENSATION

Compensation of the Directors


Prior to April 1999, our directors received a fee of $2,000 per in-person meeting attended and were reimbursed for expenses actually incurred in connection with attending such meetings.


As of April 1999, our directors no longer receive cash compensation for serving on our Board of Directors or attending meetings thereof, except that the chairman of each committee will receive an annual cash payment of $2,000. All directors continue to be reimbursed for expenses actually incurred in connection with attending such meetings. Each director receives automatic grants of non-qualified stock options as follows: upon joining the Board of Directors, each new director will be granted an option to purchase 15,000 shares of Common Stock; for services of Vice Chairman of the Board, the Vice Chairman is granted an option to purchase 15,000 shares in addition to any options received in his capacity as a director; and upon reelection to the Board to a three-year term, each director will be granted an option to purchase 30,000 shares. In addition, following the annual meeting in June 1999, each director not running for reelection was granted a one-time option to purchase 10,000 shares for each year remaining in their then-current term of office.

Compensation of Executive Officers

The following summary compensation table sets forth the aggregate compensation paid or accrued by us to the Chief Executive Officer and to executive officers whose annual compensation exceeded $100,000 for fiscal 1999 (collectively, the "named executive officers") for services during the fiscal years ended December 31, 1999, 1998 and 1997.


                          SUMMARY COMPENSATION TABLE
                          --------------------------
                                                                LONG TERM
                                                               COMPENSATION
                                                                  AWARDS
                                                                SECURITIES
                                         ANNUAL                 UNDERLYING
NAME AND PRINCIPAL                       SALARY      BONUS     OPTIONS/SARS     ALL OTHER
    POSITION                     YEAR     ($)         ($)         (#)          COMPENSATION
--------------------------------------------------------------------------------------------

John W. Holaday, Ph.D.           1999    325,000    125,000      110,000         21,506 (1)
Chairman, President              1998    250,000    125,000        5,000         19,467
and Chief Executive Officer      1997    275,000    -            260,000         18,883



Edward R. Gubish, Ph.D.          1999    202,700    85,000        50,000         8,955 (2)
Senior Vice President of         1998    180,000    75,000       -               6,916
Research and Development         1997    165,000    50,000       100,000         6,332



Joanna C. Horobin, M.D.          1999    195,000    75,000        50,000         6,715 (2)
Senior Vice President            1998    -          -            -               -
of Commercial Development        1997    -          -            -               -


Donald S. Brooks, Vice           1999    195,000    25,000        45,000         3,099 (2)
President, Legal Affairs         1998    81,975     37,500        80,000         855
                                 1997    -          -              6,000         -

R. Nelson Campbell,              1999    151,450    35,000        20,000         2,529 (2)
Chief Financial Officer          1998    147,000    20,000       -               1,849
                                 1997    133,718    25,000        50,000         1,301

John C. Thomas, Jr.              1999    120,000    -              5,000         -
Secretary/Treasurer              1998    126,000    10,000       -               6,916 (2)
                                 1997    120,000    25,000        50,000         -

(1) $12,551 of such amount represents the premiums paid by us with respect to a split-dollar life insurance policy on the life of Dr. Holaday. Premiums paid by us on such policy are treated as non-interest bearing advances to the insured for the policy. The initial proceeds of any death benefit are required to be used to repay the indebtedness, and the balance of the insurance proceeds are payable as designated by the insured. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements". The remaining amount represents group health insurance premiums paid on behalf of such officer.



(2) Consists of group health insurance premiums paid on behalf of such officer.

The following table sets forth certain information with respect to individual grants of stock options made during the fiscal year ended December 31, 1999 to each of the named executive officers.


                                        Option/SAR Grants in Last Fiscal Year
--------------------------------------------------------------------------------------------------------------------------
                                                                                                   Potential Realizable
                                                                                                     Value at Assumed
                                                                                                   Annual Rates of Stock
                                                                                                     Price Appreciation
                                                    Individual Grants                                for Option Term (1)
                                  ----------------------------------------------                --------------------------
                                     Number of        % of Total
                                     Securities      Options/SARs      Exercise
                                     Underlying       Granted to       or Base
                                    Options/SARs     Employees in       Price     Expiration
               Name                   Granted         Fiscal Year       ($/sh)     Date           5% ($)         10% ($)
               ----                   -------         -----------       ------     ----           ------         -------
      John W. Holaday, Ph. D.             50,000         7.13%          18.625     2/25/2009     1,516,908      2,415,422
                                          60,000         8.55%           21.50     6/24/2009     2,101,275      3,345,927

      Edward R. Gubish, Ph.D.             25,000         3.56%          18.625     2/25/2009       758,454      1,207,711
                                          25,000         3.56%           21.50     6/24/2009       875,531      1,394,136

      Joanna C. Horobin, M.D.             50,000         7.13%          12.875     2/10/2009     1,048,601      1,669,721

      Donald S. Brooks                    25,000         3.56%          18.625     2/25/2009       758,454      1,207,711
                                          20,000         2.85%           21.50     6/24/2009       700,425      1,115,309

      R. Nelson Campbell                  10,000         1.43%          18.625     2/25/2009       303,382        483,084
                                          10,000         1.43%           21.50     6/24/2009       350,212        557,655

      John C. Thomas, Jr.                  5,000         .71%           18.625     2/25/2009       151,691        241,542

(1) Calculated by multiplying the exercise price by the annual appreciation rate shown (as prescribed by SEC rules and compounded for the term of the options), subtracting the exercise price per share and multiplying the gain per share by the number of shares covered by the options. These amounts are not intended to forecast possible future appreciation, if any, of the price of our shares. The actual value realized upon exercise of the options to purchase our shares will depend on the fair market value of our shares on the date of exercise.

The following table sets forth information concerning all option holdings for the fiscal year ended December 31, 1999 for each of the named executive officers.


              Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option/Value
---------------------------------------------------------------------------------------------------------------------

                                                           Number of Securities          Value of Unexercised In-the
                                                           Underlying Options at           Money Options at Fiscal
                                                            Fiscal Year-End (#)              Year-End ($) (2)
                                                      ---------------------------------------------------------------
                               Shares
                               Acquired
                               on           Value
                               Exercise     Realized
Name                           (#)          ($) (1)      Exercisable    Unexercisable     Exercisable    Unexercisable
----                           ---          -------      -----------    -------------     -----------    -------------
John W. Holaday, Ph.D. (3)        -            -            719,169          137,500      12,176,437        1,393,563

Edward R. Gubish, Ph.D.           -            -            232,501           62,500       3,460,769          599,125

Joanna C. Horobin, M.D.           -            -             23,750           26,250         302,694          334,556

Donald S. Brooks (3)              -            -            157,251           18,750         863,732          131,156

R. Nelson Campbell                -            -            112,500           27,500       1,427,488          278,713

John C. Thomas, Jr. (3)           -            -            147,619           16,250       2,719,026          221,544

  (1) The Value Realized represents the amount equal to the excess of the fair market value of the shares at the time of exercise over the exercise price.

  (2) Calculated by multiplying the number of unexercised options outstanding at December 31, 1999 by the difference between the fair market value of our shares at December 31, 1999 ($25.625) and the option exercise price.


  (3) Holdings include warrants issued in lieu of stock options.

     Employment Contracts and Termination of Employment and Change-In-Control
                               Arrangements


Effective January 1999, we entered into a three-year employment agreement with John W. Holaday, Ph.D. as our Chairman and Chief Executive Officer with an annual base salary of $325,000 per year and a minimal annual increase of 10% per year. We may terminate the agreement without cause and, upon such termination, Dr. Holaday will be entitled to receive his base salary through the end of the initial term of the agreement (subject to an offset for salary received from subsequent employment). The agreement contains confidentiality and non-competition provisions.

We maintain a $2,000,000 split-dollar life insurance policy on the life of Dr. Holaday at an annual cost of approximately $12,551. Premiums paid by us on such policy are treated as non-interest bearing advances to Dr. Holaday for the policy. The initial proceeds of any such death benefit are required to be used to repay the indebtedness, and the balance of the insurance proceeds are payable as designated by Dr. Holaday.

Each of our employees has entered into a Proprietary Information and Invention Assignment Agreement providing, among other things, that such employee will not disclose any confidential information or trade secrets in any unauthorized manner and that all inventions of such employee relating to our current or anticipated business during the term of employment become our property.

In the event of certain transactions, including those that may result in a change in control, as defined under our Incentive Stock Option Plans, unvested installments of options to purchase our shares may become immediately exercisable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such executive officers, directors, and greater than 10% beneficial owners are required by the SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representation from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

Compensation Committee Interlocks and Insider Participation

During fiscal 1999, the members of the Compensation Committee were: Lee F. Meier, Mark C.M. Randall and Jerry Finkelstein.

In connection with our private placement of securities in July 1999, Mark C. M. Randall received warrants to purchase 15,000 shares of our common stock at an exercise price of $20.362 per share as compensation for services rendered as a placement agent. The warrants are exercisable for five years from the date of issuance.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth, as of April 24, 2000 (except as otherwise footnoted below), stock ownership by each director or director nominee, each executive officer named under "Executive Compensation", and all of our directors and executive officers as a group. To our knowledge, no other person beneficially owns more than 5% of our Common Stock.




                                     Amount and Nature of        Percentage of Outstanding
Name of Beneficial Owner (1)      Beneficial Ownership (1)                 Class
----------------------------      -------------------------                -----
John W. Holaday, Ph.D.                 1,473,001 (2)                        9.36%
Edward R. Gubish, Ph.D.                268,501 (3)                          1.72%
Joanna C. Horobin, M.D.                47,000 (4)                             *
Donald S. Brooks                       169,751 (5)                          1.09%
R. Nelson Campbell                     125,000 (6)                            *
John C. Thomas, Jr.                    65,599 (7)                             *
Jerry Finkelstein                      112,500 (8)                            *
Lee F. Meier                           54,000 (9)                             *
Mark C. M. Randall                     123,001 (10)                           *
Wendell M. Starke                      835,017 (11)                         5.37%
All executive officers and             3,273,370 (12)                      20.49%
directors as a group (10
persons)

-------------------------------------------------------------------------------
      *Less than 1%

(1) Beneficial ownership is defined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally means the power to vote and/or to dispose of the securities regardless of any economic interest therein.

 (2) Includes 764,969 shares issuable upon exercise of options and warrants which are exercisable within 60 days and 126,666 shares held by a limited partnership of which Dr. Holaday is the general partner. Does not include 172,500 shares issuable upon exercise of options not exercisable within 60 days.

(3) Includes 257,501 shares issuable upon exercise of options that are exercisable within 60 days. Does not include 87,500 shares issuable upon exercise of options not exercisable within 60 days.

(4) Includes 46,000 shares issuable upon exercise of options and warrants that are exercisable within 60 days. Does not include 55,000 shares issuable upon exercise of options not exercisable within 60 days.

(5) Includes 169,751 shares issuable upon exercise of options and warrants that are exercisable within 60 days. Does not include 31,250 shares issuable upon exercise of options not exercisable within 60 days.

(6) Includes 125,000 shares issuable upon exercise of options that are exercisable within 60 days. Does not include 45,000 shares issuable upon exercise of options not exercisable within 60 days.

(7) Includes 65,267 shares issuable upon exercise of options and warrants that are exercisable within 60 days. Does not include 15,000 shares issuable upon exercise of options not exercisable within 60 days.

(8) Includes 88,500 shares issuable upon exercise of options that are exercisable within 60 days. Does not include 12,500 shares issuable upon exercise of options not exercisable within 60 days. Does not include shares owned by various family members of Mr. Finkelstein as to which Mr. Finkelstein disclaims beneficial ownership.

(9) Includes 44,000 shares issuable upon exercise of options which are exercisable within 60 days and 10,000 shares issuable upon exercise of warrants which are exercisable within 60 days held by an entity of which Mr. Meier is a 50% shareholder.

(10) Includes 123,001 shares issuable upon exercise of options and warrants that are exercisable within 60 days.


(11) Includes 312,429 shares issuable upon exercise of options and warrants which are exercisable within 60 days and 21,819 shares held by a limited partnership of which Mr. Starke is the general partner. Does not include 39,474 shares owned by various family members of Mr. Starke, as to which Mr. Starke disclaims beneficial ownership.

(12) Includes 1,996,418 shares issuable upon exercise of options and warrants
    that are exercisable within 60 days.   Does not include 418,750 shares
    issuable upon exercise of options not exercisable within 60 days.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


In December 1995 we entered into a collaboration agreement with Bristol-Myers Squibb Company to develop and commercialize certain antiangiogenesis therapeutics. On February 9, 1999, the original BMS collaboration was modified such that the final payment of $611,667 under the agreement was paid on June 5, 1999. As amended, BMS has no further funding obligation to us as of August 9, 1999.

See also "Item 11 - Executive Compensation, Compensation Committee Interlocks and Insider Participation", regarding Mark C. M. Randall.


Donald S. Brooks, one of our directors and our Vice President, Legal Affairs is of counsel to the law firm of Carella, Byrne, Bain, Gilfillan, Cecchi, Stewart & Olstein, which provided certain legal services to us in 1999 and will continue to provide legal services.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



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

FORM 10-K - ITEM 14(a)(1) AND (2)

ENTREMED, INC. AND SUBSIDIARIES

List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements of EntreMed, Inc. and subsidiaries are included in Item 8:

Report of Independent Auditors.........................................................F-1
Consolidated Balance Sheets as of December 31, 1999 and 1998...........................F-2
Consolidated Statements of Operations for the years ended December 31, 1999,
 1998 and 1997.........................................................................F-3
Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1999, 1998 and 1997......................................................F-4
Consolidated Statements of Cash Flows for the years ended December 31, 1999,
 1998 and 1997.........................................................................F-5
Notes to Consolidated Financial Statements.............................................F-6

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

Atlanta, Georgia                                         ERNST & YOUNG LLP
February 11, 2000

                                 EntreMed, Inc.

                           Consolidated Balance Sheets


                                                                                        DECEMBER 31,
                                                                                 1999                 1998
                                                                          ----------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $ 26,027,235    $     30,818,689
   Short-term investments                                                               -           4,352,371
   Accounts receivable                                                            618,598             112,383
   Interest receivable                                                            105,482             186,927
   Prepaid expenses and other                                                     336,443             170,877
                                                                          ----------------------------------------
Total current assets                                                           27,087,758          35,641,247

Furniture and equipment, net                                                    4,013,785           2,979,237

Other assets                                                                      742,082             953,519
                                                                          ----------------------------------------
Total assets                                                                 $ 31,843,625    $     39,574,003
                                                                          ========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                          $  4,887,693    $      2,093,017
   Accrued liabilities                                                          1,756,538           1,332,682
   Deferred revenue (Note 5)                                                       75,000           2,945,833
   Notes payable                                                                1,125,620                   -
                                                                          ----------------------------------------
Total current liabilities                                                       7,844,851           6,371,532

Note payable, less current portion                                              1,995,327                   -

Minority interest                                                                  18,646              14,407

Stockholders' equity:
   Convertible preferred stock, $1.00 par and $1.50 liquidation value:
      5,000,000 shares authorized, none issued and outstanding at
        December 31, 1999 and 1998, respectively                                        -                   -
   Common stock, $.01 par value:
      35,000,000 shares authorized, 14,755,998 and 13,123,031 shares issued and outstanding at December 31, 1999 and 1998,
        respectively                                                              147,560             131,230
   Treasury stock, at cost:  291,667 and 0 shares held at
     December 31, 1999 and 1998, respectively                                  (3,833,379)                  -
   Additional paid-in capital                                                 107,863,638          78,364,136
   Accumulated deficit                                                        (82,193,018)        (45,307,302)
                                                                          ----------------------------------------
Total stockholders' equity                                                     21,984,801          33,188,064
                                                                          ----------------------------------------
Total liabilities and stockholders' equity                                   $ 31,843,625    $     39,574,003
                                                                          ========================================



See accompanying notes.
                                                                            F-2

                                 EntreMed, Inc.

                      Consolidated Statements of Operations


                                                            YEAR ENDED DECEMBER 31,
                                                    1999             1998             1997
                                             -------------------------------------------------
Revenues:
   Collaborative research and development
     (Note 5)                                 $  3,099,166     $  4,473,131     $ 4,342,369
   Licensing (Note 5)                              403,333          200,000         200,000
   Grants                                          339,087          472,677         215,119
   Royalties                                     1,123,111                -               -
   Other                                            52,853           15,675               -
                                             -------------------------------------------------
                                                 5,017,550        5,161,483       4,757,488

Costs and expenses:
   Research and development                     35,529,435       15,084,993       8,998,705
   General and administrative                    8,028,922        5,760,215       4,915,724
                                             -------------------------------------------------
                                                43,558,357       20,845,208      13,914,429
Interest expense                                   (22,270)               -          (1,418)
Investment income                                1,677,361        2,169,955       2,621,630
                                             -------------------------------------------------

Net loss                                      $(36,885,716)    $(13,513,770)    $(6,536,729)
                                             =================================================

Net loss per share (basic and diluted)        $      (2.67)    $      (1.07)    $     (0.54)
                                             =================================================

Weighted average number of shares
 outstanding (basic and diluted)                13,801,220       12,681,824      12,158,372
                                             =================================================


See accompanying notes.

                                 EntreMed, Inc.

                 Consolidated Statements of Stockholders' Equity

                  Years Ended December 31, 1999, 1998 and 1997


                                                                                         ADDITIONAL

                                                           COMMON STOCK       TREASURY    PAID-IN      ACCUMULATED
                                                     ------------------------
                                                     SHARES      AMOUNT        STOCK      CAPITAL        DEFICIT         TOTAL
                                                     -----------------------------------------------------------------------------
Balance at December 31, 1996                         12,009,598  $120,096  $         -    $72,830,898  $(25,256,803)  $47,694,191
Issuance of common stock for options and warrants
   exercised                                            244,170     2,442            -        502,190             -       504,632
Warrants issued for consulting services                       -         -            -        291,000             -       291,000
Net loss                                                      -         -            -              -    (6,536,729)   (6,536,729)
                                                     -----------------------------------------------------------------------------
Balance at December 31, 1997                         12,253,768   122,538            -     73,624,088   (31,793,532)   41,953,094
   Issuance of common stock for options and
     warrants exercised                                 869,263     8,692            -      4,740,048             -     4,748,740
   Net loss                                                   -         -            -              -   (13,513,770)  (13,513,770)
                                                     -----------------------------------------------------------------------------
Balance at December 31, 1998                         13,123,031   131,230            -     78,364,136   (45,307,302)   33,188,064
   Issuance of common stock for options and
     warrants exercised                                 154,849     1,549            -      1,091,987             -     1,093,536
   Sale of common stock at $20.362 per share, net of
     offering costs of approximately $1,675,143       1,478,118    14,781            -     28,407,515             -    28,422,296
   Purchase of treasury shares at $13.143 per share    (291,667)        -   (3,833,379)             -             -    (3,833,379)
   Net loss                                                   -         -            -              -   (36,885,716)  (36,885,716)
                                                     -----------------------------------------------------------------------------
Balance at December 31, 1999                         14,464,331  $147,560  $(3,833,379)  $107,863,638  $(82,193,018)  $21,984,801
                                                     =============================================================================





See accompanying notes.

                                 EntreMed, Inc.

                      Consolidated Statements of Cash Flows


                                                                                 YEAR ENDED DECEMBER 31,
                                                                        1999                 1998                1997
                                                             --------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $(36,885,716)         $(13,513,770)   $     (6,536,729)
Adjustments to reconcile net loss to net cash used by
  operating activities:
      Depreciation and amortization                                     902,131               740,847             336,668
      Loss on equity investment                                         232,000               100,000                   -
      Stock and warrants issued for compensation and
         consulting expense                                                   -                     -             291,000
      Minority interest                                                   4,239               (48,093)             18,358
      Changes in assets and liabilities:
         Accounts receivable                                           (506,215)              (28,232)            (84,151)
         Interest receivable                                             81,445               333,530            (118,784)
         Prepaid expenses and other                                      29,653              (234,193)              9,075
         Accounts payable                                             2,794,676               998,059              82,898
         Accrued liabilities                                            423,856                66,777             308,187
         Deferred revenue (Note 5)                                   (2,870,833)             (928,130)           (871,870)
                                                             --------------------------------------------------------------
Net cash used by operating activities                               (35,794,764)          (12,513,205)         (6,565,348)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                                           -           (12,257,054)        (32,014,130)
Maturities of short-term investments                                  4,352,371            34,917,263          24,671,173
Other investments                                                             -              (500,000)           (300,000)
Purchases of furniture and equipment                                 (1,936,679)           (1,809,546)         (1,010,890)
                                                             --------------------------------------------------------------
Net cash provided (used) by investing activities                      2,415,692            20,350,663          (8,653,847)

CASH FLOWS FROM FINANCING ACTIVITIES
Sales of common stock                                                29,515,832             4,748,740             504,632
Proceeds from note payable                                            3,000,000                     -                   -
Purchase of treasury stock                                           (3,833,379)                    -                   -
Payment on note payable                                                 (94,835)
Payment of lease obligation                                                   -                     -            (104,152)
                                                             --------------------------------------------------------------
Net cash provided by financing activities                            28,587,618             4,748,740             400,480

                                                             --------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                 (4,791,454)           12,586,198         (14,818,715)
Cash and cash equivalents at beginning of year                       30,818,689            18,232,491          33,051,206
                                                             --------------------------------------------------------------
Cash and cash equivalents at end of year                           $ 26,027,235          $ 30,818,689    $     18,232,491
                                                             ==============================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                      $          -          $          -    $          1,418
                                                             ==============================================================





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

FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost and are depreciated over their expected useful lives. Depreciation is provided on a straight-line basis. Amortization associated with capitalized leases is included in depreciation expense. Substantially all of the Company's furniture and equipment serves as collateral for a note (see Note 7). Furniture and equipment are summarized as follows:


                                                    DECEMBER 31
                                               1999            1998
                                        -------------------------------------
Furniture and equipment                   $  6,335,897    $  4,432,566
Less:  accumulated depreciation             (2,322,112)     (1,453,329)
                                        -------------------------------------
                                          $  4,013,785    $  2,979,237
                                        =====================================



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

3. INVESTMENTS

As of December 31, 1999, the Company did not hold any short-term investments. All of the Company's investments as of December 31, 1998 are classified as available-for-sale and are summarized as follows:


                                                          AVAILABLE-FOR-SALE SECURITIES
                            ------------------------------------------------------------------------------------
                                                     GROSS UNREALIZED     GROSS UNREALIZED      ESTIMATED FAIR
                                AMORTIZED COST             GAINS               LOSSES                VALUE
                            ------------------------------------------------------------------------------------
U.S. Treasury securities         $2,847,036            $ -                 $ -                $2,847,036
U.S. corporate securities         1,505,335              -                   -                 1,505,335
                            ------------------------------------------------------------------------------------
Total securities                 $4,352,371            $ -                 $ -                $4,352,371
                            ====================================================================================




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

As of December 31, 1999, the Company's total commitments for external research programs are as follows:

           2000                                      $2,428,772
           2001                                         682,624
                                                ---------------------
           Total commitments                         $3,111,396
                                                =====================


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

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of December 31, 1999 and 1998 are as follows:


                                                           1999              1998
                                                     -------------------------------------
Deferred income tax assets (liabilities):
   Net operating loss carryforwards                    $ 35,853,000      $ 20,196,000
   Research and development credit carryforward           4,002,000         2,379,000
   Deferred revenues                                         29,000         1,119,000
   Equity investment                                        126,000            38,000
   Other                                                    396,000           373,000
   Depreciation                                              73,000            96,000
   Valuation allowance for deferred income tax
     assets                                             (40,479,000)      (24,201,000)
                                                     ------------------------------------
Net deferred income tax assets                         $          -      $          -
                                                     ====================================


A reconciliation of the provision for income taxes to the federal statutory rate is as follows:


                                          1999                  1998                 1997
                                     ---------------------------------------------------------
Tax benefit at statutory rate         $(14,017,000)          $(5,135,000)         $(2,484,000)
Tax credits                             (1,623,000)             (660,000)            (389,000)
Other                                       23,000                18,000               12,000
Valuation allowance                     15,617,000             5,777,000            2,861,000
                                     ---------------------------------------------------------
                                      $          -           $         -          $         -
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


                                      1999             1998               1997
                              ----------------------------------------------------
Pro forma net loss              $ (45,705,251)     $(19,986,293)      $(9,493,464)
Pro forma loss per share        $       (3.31)        $   (1.58)      $     (0.78)

A summary of the Company's stock options and warrants granted to employees, directors and consultants and related information for the years ended December 31 follows:


                                                                      WEIGHTED AVERAGE
                                            NUMBER OF OPTIONS          EXERCISE PRICE
                                        -----------------------------------------------
Outstanding at January 1, 1997                      2,579,944                 $6.68
   Exercised                                         (235,836)                $1.93
   Granted                                            761,575                $10.31
   Canceled                                            (5,734)               $14.00
                                        ---------------------------
Outstanding at December 31, 1997                    3,099,949                 $7.92
   Exercised                                         (697,828)                $5.20
   Granted                                            325,250                $17.82
   Canceled                                           (76,682)                $7.79
                                        ---------------------------
Outstanding at December 31, 1998                    2,650,689                 $9.85
   Exercised                                          (80,849)                $9.56
   Granted                                          1,176,406                $22.10
   Canceled                                           (46,240)               $18.76
                                        ---------------------------
Outstanding at December 31, 1999                    3,700,006                $13.64
                                        ===========================
Exercisable at December 31, 1999                    2,758,683                $11.47
                                        ===========================


The following summarizes information about stock options and warrants granted to employees outstanding at December 31, 1999:


                                               OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                              ------------------------------------------------  ----------------------------------
                                                   WEIGHTED
                                                    AVERAGE       WEIGHTED                        WEIGHTED
                                 NUMBER            REMAINING      AVERAGE          NUMBER         AVERAGE
          RANGE OF             OUTSTANDING        CONTRACTUAL     EXERCISE       EXERCISABLE      EXERCISE
      EXERCISE PRICES          AT 12/31/99       LIFE IN YEARS     PRICE         AT 12/31/99       PRICE
----------------------------- ------------------------------------------------  ----------------------------------
           $1.50                     355,040            2.6           $1.50         355,040        $1.50
       $6.50 - $9.50                 665,164            5.6           $6.38         663,289        $6.37
      $10.00 - $14.00              1,280,425            7.6          $11.67       1,077,546       $11.88
      $15.00 - $19.13                458,071            8.2          $17.48         233,703       $16.39
      $20.75 - $31.94                941,306            9.6          $24.16         429,105       $23.91
                              -----------------                                 ---------------
                                   3,700,006            7.4          $13.64       2,758,683       $11.47
                              =================                                 ===============



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

In addition, the Company has granted warrants to consultants and certain third parties. Warrants granted generally expire after 10 years from the date of grant. Stock warrant activity to non-employees is as follows:


                                                                   WEIGHTED AVERAGE
                                         NUMBER OF SHARES           EXERCISE PRICE
                                    -------------------------------------------------
Outstanding at January 1, 1997                    277,336                 $6.47
   Granted                                        100,000                $13.00
   Exercised                                       (8,334)               $ 6.00
                                    ---------------------------
Outstanding at December 31, 1997                  369,002                 $8.23
   Exercised                                     (171,435)                $8.15
                                    ---------------------------
Outstanding at December 31, 1998                  197,567                 $8.30
   Granted                                      1,544,425                $28.85
   Exercised                                      (74,000)                $7.34
                                    ---------------------------
Outstanding at December 31, 1999                1,667,992                $27.37
                                    ===========================
Exercisable at December 31, 1999                1,667,992                $27.37
                                    ===========================


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

           2000                               $  852,700
           2001                                  841,200
           2002                                  855,300
           2003                                  881,000
           2004                                  907,400
           Thereafter                          3,739,000
                                         ---------------------
           Total minimum payments             $8,076,600
                                         =====================


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

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for the years ended December 31, 1999 and 1998 is as follows:


                                                                        QUARTER ENDED

                                                 MARCH 31         JUNE 30          SEPTEMBER 30       DECEMBER 31
                                         -------------------------------------------------------------------------
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

                                               ENTREMED, INC.

                         By:  /s/ John W. Holaday, Ph.D.
                              --------------------------
                              John W. Holaday, Ph.D., Chairman of the
                              Board, President and Chief Executive Officer

                          April 28, 2000