Form 10-Q
period 2000-03-31
ENTREMED INC
filed 2000-05-12
CIK 895051

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20459

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

YES  X      NO
    ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

           Class                                     Outstanding at May 9, 2000
------------------------------                      ----------------------------
Common Stock $.01 Par Value                                 15,297,609

                                 ENTREMED, INC.


                                Table of Contents

PART I.   FINANCIAL INFORMATION                                PAGE
                                                               ----

Item 1 -- Financial Statements

Consolidated Balance Sheets
as of March 31, 2000 and December 31, 1999                      3

Consolidated Statements of
Operations for the Three Months Ended
March 31, 2000 and 1999                                         4

Consolidated Statements of Cash
Flows for the Three Months Ended March 31, 2000
and 1999                                                        5

Notes to Consolidated Financial
Statements                                                      6

Item 2 --      Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                       7

Part II.  OTHER INFORMATION

Item 1 --      Legal Proceedings                               10

Item 2 --      Changes in Securities                           10

Item 3 --      Defaults upon Senior Securities                 10

Item 4 --      Submission of Matters to Vote of
               Security Holders                                10

Item 5 --      Other Information                               10

Item 6 --      Exhibits and Reports on Form 8-K                10

SIGNATURES                                                     11

                                 ENTREMED, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                          March 31,              December 31,
                                                                                            2000                     1999
                                                                                     --------------------    --------------------
ASSETS                                                                                    (unaudited)
Current assets:
   Cash and cash equivalents                                                         $         29,328,842    $         26,027,235
   Interest receivable                                                                            130,017                 105,482
   Accounts receivable                                                                            700,378                 618,598
   Prepaid expenses and other                                                                     313,882                 336,443
                                                                                     --------------------    --------------------
Total current assets                                                                           30,473,119              27,087,758

Furniture and equipment, net                                                                    4,005,998               4,013,785

Other assets                                                                                      652,744                 742,082
                                                                                     --------------------    --------------------
      Total assets                                                                   $         35,131,861    $         31,843,625
                                                                                     ====================    ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                  $          3,505,212    $          4,887,693
   Accrued liabilities                                                                          1,084,884               1,756,538
   Deferred revenue                                                                                     -                  75,000
   Notes payable                                                                                  930,944               1,125,620
                                                                                     --------------------    --------------------
Total current liabilities                                                                       5,521,040               7,844,851

Note payable, less current portion                                                              1,754,525               1,995,327

Minority interest                                                                                  18,832                  18,646

Stockholders' equity:
   Convertible preferred stock, $1.00 par and $1.50
     Liquidation value:
     5,000,000 shares authorized, none issued and
     outstanding at March 31, 2000 (unaudited)
     and December 31, 1999                                                                              -                       -
   Common stock, $.01 par value:
     35,000,000 shares authorized, 15,449,060 (unaudited)
     and 14,755,998 shares issued and outstanding at
     March 31, 2000 and December 31, 1999, respectively                                           154,491                 147,560
   Treasury stock, at cost: 291,667 shares held
     March 31, 2000 (unaudited) and December 31, 1999                                          (3,833,379)             (3,833,379)
   Additional paid-in capital                                                                 124,350,659             107,863,638
   Accumulated deficit                                                                        (92,834,307)            (82,193,018)
                                                                                     --------------------    --------------------
Total stockholders' equity                                                                     27,837,464              21,984,801
                                                                                     --------------------    --------------------
      Total liabilities and stockholders' equity                                     $         35,131,861    $         31,843,625
                                                                                     ====================    ====================

    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                               Three Months Ended
                                                                   March 31,
                                                            2000                1999
                                                       ---------------------------------

Revenues:
     Collaborative research and development            $         -          $  1,042,500
     Licensing                                                   -                50,000
     Grants                                                     92,507           158,819
     Royalties                                                 524,927           191,680
     Other                                                     109,265             1,040
                                                       ---------------      ------------

Total revenues                                                 726,699         1,444,039
                                                       ---------------      ------------


Costs and expenses:
     Research and development                                9,071,204         7,107,455
     General and administrative                              2,697,016         1,895,838
                                                       ---------------      ------------
                                                            11,768,220         9,003,293

Interest expense                                               (49,791)             -
Investment income                                              450,023           410,414
                                                       ---------------      ------------

Net loss                                               $   (10,641,289)     $ (7,148,840)
                                                       ===============      =============

Net loss per share (basic and diluted)                 $         (0.72)     $     ( 0.55)
                                                       ===============      =============

Weighted average number of shares
      outstanding (basic and diluted)                       14,831,911        13,057,561
                                                       ===============      =============



    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Three Months Ended
                                                                             March 31,
                                                                   2000                   1999
                                                               -------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $(10,641,289)          $ (7,148,840)
Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation                                                    242,285                259,628
     Loss on equity investment                                        70,000                      -
     Loss on disposal of furniture and equipment                           -                 65,674
     Minority interest                                                   186                  9,465
     Changes in assets and liabilities:
        Accounts receivable                                          (81,780)              (190,396)
        Interest receivable                                          (24,535)               116,858
        Prepaid expenses and other                                    41,899                102,127
        Accounts payable                                          (1,382,481)             1,232,054
        Accrued liabilities                                         (671,654)              (201,792)
        Deferred revenue                                             (75,000)            (1,092,501)
                                                                ------------           ------------
      Net cash used by operating activities                      (12,522,369)            (6,847,723)
                                                                ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of short-term investments                                       -              2,845,556
Purchases of furniture and equipment                                (234,498)              (933,060)
                                                                ------------           ------------
      Net cash (used) provided by investing activities              (234,498)             1,912,496
                                                                ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from option and warrant exercises                        16,493,952                207,351
Payment of note payable                                             (435,478)                     -
                                                                ------------           ------------
      Net cash provided by financing activities                   16,058,474                207,351
                                                                ------------           ------------

Net increase (decrease) in cash and cash equivalents               3,301,607             (4,727,876)
Cash and cash equivalents at beginning of period                  26,027,235             30,818,689
                                                                ------------           ------------
Cash and cash equivalents at end of period                      $ 29,328,842           $ 26,090,813
                                                                ============           ============



    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2000 (UNAUDITED)



1.          BASIS OF PRESENTATION

            Our accompanying unaudited consolidated financial information includes the accounts of our 85% owned subsidiary, Cytokine Sciences, Inc. Cytokine Sciences was formed in June 1996 and was capitalized with $250,000 from us for the purpose of acquiring the assets of Innovative Therapeutics, Inc., which acquisition was completed in July 1996 in exchange for 15% of the common stock of Cytokine Sciences, Inc.

            The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to our audited financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 1999.

2.          CONTINGENCIES

            We are a defendant in a lawsuit initiated in August 1995 in the United States District Court for the Eastern District of Tennessee by Bolling, McCool & Twist ("BMT"), a consulting firm. In the suit, BMT asserts that we breached an agreement between BMT and us by failing to pay BMT certain fees it asserts are owed under the agreement. More specifically, BMT has asserted a claim for the payment of services rendered in the approximate amount of $50,000 and seeks a success fee in an unspecified amount in connection with the BMS Collaboration. The judge in the case bifurcated the proceeding into two phases: an adjudication of whether we breached our agreement with BMT and then a damage phase. After a trial on the merits the jury found in favor of BMT on the breach of contract claim. A trial to determine damages had been scheduled for April 14, 1998. However, on April 6, 1998, the court issued an Order pursuant to which damages were limited to those arising during the term of the Agreement, which terminated on November 1, 1995. On May 6, 1999, the court confirmed its decision by granting our motion for summary judgement and limiting our damages to approximately $50,000 plus interest. Thus, this litigation at the trial level has been concluded. BMT has filed an appeal and we have cross-appealed. We can not predict the outcome of such appeal. However, we intend to continue to contest any further action vigorously and believe that this proceeding will not have a material adverse effect on us or on our financial condition, although there can be no assurance that this will be the case.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

            Since our inception in September 1991, we have devoted substantially all of our efforts and resources to sponsoring and conducting research and development on our own behalf and through collaborations. Through March 31, 2000, with the exception of license fees, research and development funding, royalty payments, and certain research grants, we have not generated any revenue from operations. We anticipate our primary revenue sources for the next several years to include royalty payments, research grants and collaboration payments from collaborators under arrangements entered into in the future. The timing and amounts of such revenues, if any, will likely fluctuate and depend upon the achievement of specified research and development milestones, and results of operations for any period may be unrelated to the results of operations for any other period.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 and March 31, 1999

            Revenues decreased approximately 50% from approximately $1,444,000 for the three months ended March 31, 1999 ("1999 Three Months") to approximately $727,000 for the three months ended March 31, 2000 ("2000 Three Months"). This decrease results from the absence of BMS collaborative research and development fees and license fees due to the modification of the research agreement whereby the we assumed all responsibility for preclinical and clinical work on the Angiostatin protein. BMS collaborative research and development fees and license fees recognized totaled approximately $1,092,000 for the 1999 Three Months. Royalty income increased approximately 173% from approximately $192,000 for the 1999 Three Months to approximately $525,000 for the 2000 Three Months. This increase is primarily due to royalty income received from Celgene on the sale of THALOMID(R).

            Research and development expenses increased by approximately 28% from approximately $7,107,000 for the 1999 Three Months to approximately $9,071,000 for the 2000 Three Months. Research and development expenditures include sponsored research payments to academic collaborators, including payments to Children's Hospital of $700,000 in 2000 and $1,000,000 in 1999 and expenses related to our internal research programs. The increase in internal research expenses resulted primarily from the increased efforts in manufacturing of our three product candidates, Endostatin, Angiostatin and 2ME2, to support our clinical trial programs, and our internal and sponsored research and product development programs related to our antiangiogenesis and blood cell permeation technologies. Overall, research personnel increased from 45 as of March 31, 1999 to 67 as of March 31, 2000. Research and development expenses are expected to continue to increase as we continue to expand our research and development efforts.

            General and administrative expenses increased approximately 42% from approximately $1,896,000 for the 1999 Three Months to approximately $2,697,000 for the 2000 Three Months. The 2000 Three Months increase resulted primarily from the increase in administrative costs associated with adding administrative staff to support our research efforts and external collaborations we are conducting, investigating potential strategic relationships, and obtaining professional services. Investment income increased approximately 10% from approximately $410,000 for the 1999 Three Months to approximately $450,000 for the 2000 Three Months.

LIQUIDITY AND CAPITAL RESOURCES

            We anticipate incurring substantial additional losses over at least the next several years due to, among other factors, the need to expend substantial amounts on our ongoing and planned clinical trials, additional research and development activities, and related business development and general corporate expenses. From inception through March 31, 2000, we have financed our operations from:

      - the net proceeds of private placements of equity securities which raised approximately $17,000,000;
      - payments from Bristol-Myers Squibb, including $9,700,000 received in December 1995 (of which $6,500,000 was an equity investment), $11,535,000 received in 1996 (of which $5,000,000 was an equity investment), $3,670,000 in each of the years 1997 and 1998, $611,667 in 1999;
      - various grants from the World Health Organization and SBIR grants totaling approximately $1,371,000;
      - our June 1996 Initial Public Offering ("IPO") which raised net proceeds of approximately $43,541,000;
      -     proceeds of approximately $654,000 under capital leases;
      - a private offering completed on July 27, 1999 of 1,478,118 shares of our common stock, Series 1 Warrants to purchase a total of 739,059 shares of common stock at an exercise price of $33.02 and Series 2 Warrants to purchase a total of 739,059 shares of common stock at an exercise price of $25.45, resulting in net proceeds to us of approximately $28,400,000;
      - redeemable warrants issued in connection with the private offering which have resulted in additional proceeds to us of approximately $12,700,000 through March 31, 2000; and
      - proceeds of $3,000,000 from a borrowing in December 1999 secured by substantially all of our furniture and equipment.

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

            In December 1999, we exercised our option to repurchase 291,667 of our common shares from BMS for $13.143 a share or a total repurchase price of $3,833,379 and which is reflected as treasury stock in the accompanying consolidated balance sheets. BMS's remaining 583,332 shares held in connection with the collaborative research and development agreement are subject to certain restrictions, including future repurchase rights which expire in December 2000 and 2001.

            At March 31, 2000, we had cash and cash equivalents of approximately $29,329,000 with working capital of approximately $24,952,000, primarily representing the net proceeds of our private placements of equity securities and our initial public offering, payments from BMS which include equity investments, royalties received from Celgene, proceeds from secured borrowing and various grants.

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

            We are a party to sponsored research agreements requiring us to fund an aggregate of approximately $2,153,000 through 2001 (including $1,550,000 to Children's Hospital, Boston); a materials production agreement of an estimated $9,000,000 for clinical trials; license agreements requiring future milestone payments of up to $3,435,000; and additional payments upon attainment of regulatory milestones.

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

               Not applicable


               27.1           Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  ENTREMED, INC.
                                                   (Registrant)


Date:  May 12, 2000                            /s/ John W. Holaday
                                       --------------------------------------
                                             John W. Holaday, Ph.D.
                                      President and Chief Executive Officer




Date:  May 12, 2000                            /s/ R. Nelson Campbell
                                       --------------------------------------
                                                R. Nelson Campbell
                                               Chief Financial Officer