Form 10-Q
period 2000-06-30
ENTREMED INC
filed 2000-08-11
CIK 895051

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20459

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from           to          .
                               ----------  ----------

                         Commission file number 0-20713
                                               --------


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

YES    X        NO
    -------        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

           Class                               Outstanding at August 8, 2000
---------------------------                    -----------------------------
Common Stock $.01 Par Value                             16,778,238

                                 ENTREMED, INC.



                                Table of Contents

PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
Item 1 -- Financial Statements

Consolidated Balance Sheets
as of June 30, 2000 and December 31, 1999                                     3

Consolidated Statements of
Operations for the Three Months Ended
June 30, 2000 and 1999, and the Six Months
Ended June 30, 2000 and 1999                                                  4

Consolidated Statements of Cash
Flows for the Six Months Ended June 30, 2000
and 1999                                                                      5

Notes to Consolidated Financial
Statements                                                                    6

Item 2 --    Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                                       8

Part II.  OTHER INFORMATION

Item 1 --    Legal Proceedings                                               11

Item 2 --    Changes in Securities                                           11

Item 3 --    Defaults upon Senior Securities                                 11

Item 4 --    Submission of Matters to Vote of
             Security Holders                                                11

Item 5 --    Other Information                                               11

Item 6 --    Exhibits and Reports on Form 8-K                                12

SIGNATURES                                                                   13

                                 ENTREMED, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                               June  30,                       December 31,
                                                                                  2000                              1999
                                                                        ------------------------          --------------------
                                                                               (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                               $          50,049,567          $         26,027,235
   Interest receivable                                                                   131,416                       105,482
   Accounts receivable                                                                   862,062                       618,598
   Prepaid expenses and other                                                            279,732                       336,443
                                                                           ---------------------          --------------------
Total current assets                                                                  51,322,777                    27,087,758

Furniture and equipment, net                                                           4,029,473                     4,013,785

Other assets                                                                             602,294                       742,082
                                                                           ---------------------          --------------------
      Total assets                                                         $          55,954,544          $         31,843,625
                                                                           =====================          ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $           4,545,250          $          4,887,693
   Accrued liabilities                                                                 1,846,315                     1,756,538
   Deferred revenue                                                                        -                            75,000
   Notes payable                                                                         952,540                     1,125,620
                                                                           ---------------------          --------------------
Total current liabilities                                                              7,344,105                     7,844,851

Note payable, less current portion                                                     1,508,137                     1,995,327

Minority interest                                                                         18,371                        18,646

Stockholders' equity:
   Convertible preferred stock, $1.00 par and $1.50 Liquidation value:
     5,000,000 shares authorized, none issued and
     outstanding at June 30, 2000 (unaudited)
     and December 31, 1999                                                                 -                              -
   Common stock, $.01 par value:
     35,000,000 shares authorized, 17,068,898 (unaudited)
     and 14,755,998 shares issued and outstanding at
     June 30, 2000 and December 31, 1999, respectively                                   170,689                       147,560
   Treasury stock, at cost: 291,667 shares held
     June 30, 2000 (unaudited) and December 31, 1999                                  (3,833,379)                   (3,833,379)
   Additional paid-in capital                                                        156,715,336                   107,863,638
   Accumulated deficit                                                              (105,968,715)                  (82,193,018)
                                                                           ---------------------          ---------------------
Total stockholders' equity                                                            47,083,931                    21,984,801
                                                                           ---------------------          ---------------------
    Total liabilities and stockholders' equity                             $          55,954,544          $         31,843,625
                                                                           =====================          =====================


    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                         Three Months Ended                       Six months ended
                                                               June 30,                               June 30,
                                                      2000                 1999              2000                  1999
                                                 ---------------------------------      ---------------------------------

Revenues:
    Collaborative research and development         $     -           $  1,042,500         $      -          $  2,085,000
    Licensing                                            -                 50,000                -               100,000
    Grant                                             135,718                -                228,225            158,819
    Royalty                                           731,223             236,531           1,256,150            428,211
    Other                                                -                   -                109,265              1,040
                                                 ------------        ------------       ------------       --------------

Total revenues                                        866,941           1,329,031           1,593,640          2,773,070
                                                 ------------        ------------       ------------       --------------


Expenses:
    Research and development                       11,226,701           7,619,140          20,297,905         14,726,595
    General and administrative                      3,201,378           2,003,069           5,898,394          3,898,907
                                                 ------------        ------------        ------------       -------------
                                                   14,428,079           9,622,209          26,196,299         18,625,502

Interest expense                                      (63,125)               -               (112,916)              -
Investment income                                     489,855             284,873             939,878            695,287
                                                 ------------        ------------        ------------       -------------

Net loss                                         $(13,134,408)       $(8,008,305)        $(23,775,697)      $(15,157,145)
                                                 ============        ============        ============       =============

Net loss per share (basic and diluted)           $      (0.84)       $     (0.61)        $      (1.57)      $      (1.15)
                                                 ============        ============        ============       =============
Weighted average number of shares
      outstanding (basic and diluted)              15,549,080          13,165,522          15,190,495         13,144,832
                                                 ============        ============        ============       ==============



    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                      Six Months Ended
                                                                                                           June 30,
                                                                                                 2000                    1999
                                                                                        -----------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                               $       (23,775,697)          $(15,157,145)
Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation                                                                                   496,457                457,489
    Loss on equity investment                                                                      120,000                   -
    Loss on disposal of furniture and equipment                                                       -                    65,674
    Minority interest                                                                                 (275)                 8,803
    Changes in assets and liabilities:
       Accounts receivable                                                                        (243,464)              (246,477)
       Interest receivable                                                                         (25,934)               113,564
       Prepaid expenses and other                                                                   76,499                161,078
       Accounts payable                                                                           (342,443)             1,378,022
       Accrued liabilities                                                                          89,777               (133,167)
       Deferred revenue                                                                            (75,000)            (1,573,333)
                                                                                        ------------------     ------------------
      Net cash used by operating activities                                                    (23,680,080)           (14,925,492)
                                                                                        ------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of short-term investments                                                                 -                  2,850,526
Purchases of furniture and equipment                                                              (512,145)            (1,625,996)
                                                                                        ------------------     ------------------
      Net cash (used) provided by investing activities                                            (512,145)             1,224,530
                                                                                        ------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from option and warrant exercises
  and the sale of common stock                                                                  48,874,827                396,506
Payment on note payable                                                                           (660,270)                  -
                                                                                        ------------------     ------------------
      Net cash provided by financing activities                                                 48,214,557                396,506
                                                                                        ------------------     ------------------

Net increase (decrease) in cash and cash equivalents                                            24,022,332            (13,304,456)
Cash and cash equivalents at beginning of period                                                26,027,235             30,818,689
                                                                                        ------------------     ------------------
Cash and cash equivalents at end of period                                              $       50,049,567     $       17,514,233
                                                                                        ==================     ==================



    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2000 (unaudited)



1.         BASIS OF PRESENTATION

           Our accompanying unaudited consolidated financial information includes the accounts of our 85% owned subsidiary, Cytokine Sciences, Inc. and our 97.5% owned subsidiary TheraMed Inc. Cytokine Sciences was formed in June 1996 and was capitalized with $250,000 from us for the purpose of acquiring the assets of Innovative Therapeutics, Inc., which acquisition was completed in July 1996 in exchange for 15% of the common stock of Cytokine Sciences, Inc. TheraMed Inc. was formed in July 1998 as a wholly owned subsidiary. On April 1, 2000 TheraMed Inc. was capitalized with $39,000 from us and $1,000 from a minority investor. We also agreed to contribute certain technology and to provide additional funding in exchange for preferred stock. We have further agreed to provide facility and administrative services for which TheraMed Inc. is obligated to repay us. TheraMed Inc. will focus on the continued development and the commercialization of blood cell permeation technology.

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to our audited financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 1999.

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

           On May 30, 2000, Abbott Laboratories filed a law suit against Children's Medical Center Corporation and us in the Federal District Court in Massachusetts requesting, among other things, that the court substitute Dr. Donald Davidson as inventor on Children's U.S. Patent No. 4,854,221 which covers use of the Kringle 5 region of the plasminogen molecule as an anti-angiogenic agent and a declaratory judgement from the court to invalidate any agreement between Children's Hospital and EntreMed regarding this patent. Abbott also filed a claim for misappropriation of trade secrets related to the Kringle 5 molecule seeking actual and punitive damages from the defendants. On July 18, 2000, we filed counterclaims against Abbott Laboratories including tortuous interference with contract and a declaratory judgement that Abbott's patent covering Kringle 5 is invalid and that Children's patent covering Kringle 5 is valid. Although we do not currently believe that the Abbott lawsuit will have a material impact on the operations of the company, and we intend to vigorously contest the allegations raised in the lawsuit, there is a risk that Children's patent or any agreement with Children's with respect to the use of the patent could be invalidated or found not to exist.

           The Abbott lawsuit is not directed to nor does the suit affect our Angiostatin molecule, Kringles 1-3 of the plasminogen molecule, that is currently in Phase I clinical trial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(a)        Overview

           Since our inception in September 1991, we have devoted substantially all of our efforts and resources to sponsoring and conducting research and development on our own behalf and through collaborations. Through June 30, 2000, with the exception of license fees, research and development funding, royalty payments, and certain research grants, we have not generated any revenue from operations. We anticipate our primary revenue sources for the next several years to include royalty payments, research grants and collaboration payments from collaborators under arrangements entered into in the future. The timing and amounts of such revenues, if any, will likely fluctuate and depend upon the achievement of specified research and development milestones, and results of operations for any period may be unrelated to the results of operations for any other period.

Results of Operations

Three and Six Months Ended June 30, 2000 and June 30, 1999

           Revenues decreased approximately 35% from approximately $1,329,000 for the three months ended June 30, 1999 ("1999 Three Months") to approximately $867,000 for the three months ended June 30, 2000 ("2000 Three Months"). For the six months ended June 30, 2000 ("2000 Six Months"), revenues were approximately $1,594,000 as compared to $2,773,000 the six months ended June 30, 1999 ("1999 Six Months"), a 43% decrease. These decreases result from the absence of BMS collaborative research and development fees and license fees. BMS collaborative research and development fees and license fees recognized totaled approximately $2,185,000 for the 1999 Six Months. This decrease was partially offset by an increase in royalty income of approximately 193% from approximately $428,000 for the 1999 Six Months to approximately $1,256,000 for the 2000 Six Months, as well as an increase in grant revenue of approximately 43%, from approximately $159,000 for the 1999 Six Months to approximately $228,000 for the 2000 Six Months. The increase in royalty income is primarily due to royalty income received from Celgene on the sale of THALOMID(R).

           Research and development expenses increased by approximately 47% from approximately $7,619,000 for the 1999 Three Months to approximately $11,227,000 for the 2000 Three Months and by approximately 38% from approximately $14,727,000 for the 1999 Six Months to approximately $20,298,000 in the 2000 Six Months. Research and development expenditures include sponsored research payments to academic collaborators, including payments to Children's Hospital of $700,000 in 2000 and $1,000,000 in 1999 and expenses related to our internal research programs. The increase in internal research expenses resulted primarily from the increased efforts in manufacturing of our three product candidates, Endostatin, Angiostatin and 2ME2, supporting our clinical trial programs, and our internal and sponsored research and product development programs relating to our antiangiogenesis and blood cell permeation technologies. Overall, research personnel increased from 54 as of June 30, 1999 to 71 as of June 30, 2000. Research and development expenses are expected to continue to increase as we expand our research and development efforts.

           General and administrative expenses increased approximately 60% from approximately $2,003,000 for the 1999 Three Months to approximately $3,201,000 for the 2000 Three Months. For the 2000 Six Months general and administrative expenses were approximately $5,898,000 as compared to approximately $3,899,000 for the 1999 Six Months, a 51% increase. The 2000 Six Months increase resulted primarily from the increase in administrative costs associated with adding administrative staff to support our research efforts and external collaborations, investigating potential strategic relationships, and obtaining professional services.

           Investment income increased approximately 72% from approximately $285,000 for the 1999 Three Months to approximately $490,000 for the 2000 Three Months and increased approximately 35% from approximately $695,000 in the 1999 Six Months to approximately $940,000 in the 2000 Six Months. This overall increase in investment income during the 2000 periods versus comparable periods of 1999 is due to an increase in our invested cash resulting from the sale of our common stock.

(b)        Liquidity and Capital Resources

           We anticipate incurring substantial additional losses over at least the next several years due to, among other factors, the need to expend substantial amounts on our ongoing and planned clinical trials, additional research and development activities, and related business development and general corporate expenses. From inception through June 30, 2000, we have financed our operations from:

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

    - exercise of warrants issued in connection with the private offering which have resulted in additional proceeds to us of approximately $24,200,000 through June 30, 2000;

    - proceeds of $3,000,000 from a borrowing in December 1999 secured by substantially all of our furniture and equipment; and

    - a public offering completed June 19, 2000 of 1,000,000 shares of our common stock resulting in net proceeds to us of approximately $20,680,000.

           The Series 1 Warrants issued in connection with the private offering completed on July 27, 1999, are terminable by us at any time after January 27, 2002 if our common stock trades at a per share price greater than $61.91 for ten consecutive trading days and such Warrants are not exercised within a specified period after our delivery of a written notice. If the Series 1 Warrants were fully exercised, they would result in us receiving $24,400,000 in aggregate exercise proceeds. We terminated the Series 2 Warrants under a similar provision on June 1, 2000. We received aggregate proceeds of approximately $17,818,000 from the exercise of the Series 2 Warrants.

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

           At June 30, 2000, we had cash and cash equivalents of approximately $50,050,000 with working capital of approximately $43,979,000, primarily representing the net proceeds of our private placements of equity securities and our initial public offering, payments from BMS which include equity investments, royalties received from Celgene, proceeds from secured borrowing and various grants.

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

           We are a party to sponsored research agreements requiring us to fund an aggregate of approximately $2,498,000 through 2001 (including $1,550,000 to Children's Hospital, Boston); clinical trial agreements of approximately $819,000; a production agreement for clinical trial drug substance of an estimated $9,000,000; license agreements requiring future milestone payments of up to $3,435,000; and additional payments upon attainment of regulatory milestones.

           We believe that our existing resources will be sufficient to meet our planned expenditures over the next twelve months, although there can be no assurance we will not require additional funds. Our working capital requirements will depend upon numerous factors including:

    -      the progress of our research and development programs;

    -      our ability to contain our manufacturing costs;

    -      preclinical testing and clinical trials;

    -      achievement of regulatory milestones;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              Not applicable.

PART II.     OTHER INFORMATION


Item 1.      LEGAL PROCEEDINGS

             This information as set forth in Note 2 of "Notes to Consolidated Financial Statements" appearing in Item 1 of Part I of this report is incorporated herein by reference.

Item 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

             Not applicable.

Item 3.      DEFAULT UPON SENIOR SECURITIES

             Not applicable.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's annual meeting of stockholders was held on June 22, 2000 ("Annual Meeting").

(b)          Not applicable.

(c) At the Annual Meeting, the stockholders considered and approved the following proposals:

             (i) Election of Directors. The following sets forth the nominees who were elected Directors of the Company for the term expiring in the year indicated as well as the number of votes case for, against, or withheld:


Year Term Expires             Name                       Votes For                   Votes Against                   Withheld
----------------------------- -------------------------- --------------------------- -------------------------- ------------------
2003                          John W. Holaday            13,473,103                  86,018                             0
----------------------------- -------------------------- --------------------------- -------------------------- ------------------
2003                          Wendell M. Starke          13,473,103                  86,018                             0
----------------------------- -------------------------- --------------------------- -------------------------- ------------------
2001                          Peter S. Knight            13,473,103                  86,018                             0
----------------------------- -------------------------- --------------------------- -------------------------- ------------------

             (ii) Increase Number of Shares under 1999 Long-Term Incentive Plan. At the Annual Meeting the stockholders approved an amendment to the Company's 1999 Long-Term Incentive Plan (the "1999 Plan"), increasing from 750,000 to 1,750,000 the number of shares of Common Stock reserved for issuance under the 1999 Plan. This proposal received 5,906,553 votes in favor, 744,212 votes against and 43,474 abstentions. In addition, 6,864,882 shares were not voted.

             (iii) Ratification of Appointment of Ernst & Young LLP. At the Annual Meeting, stockholders approved and ratified the selection of Ernst & Young LLP as the independent auditors. The proposal received 13,513,515 votes in favor, 29,084 votes against and 16,522 abstentions.

Item 5.      OTHER INFORMATION

             Not applicable.

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits

             10.38* Manufacturing Services Agreement between the Company and Chiron Corporation, dated April 13, 2000

             27.1         Financial Data Schedule

             *Portions of this Exhibit have been omitted pursuant to a Confidential Treatment Request, which the Company has filed separately with the Securities and Exchange Commission.

             (b) Reports on Form 8-K

             (i) On June 13, 2000, the Company filed a Form 8-K advising of the
                 Abbott Laboratories lawsuit described above in Note 2 to the Financial Statements.

             (ii)On June 15, 2000, the Company filed a Form 8-K advising of its agreement with Bank of America Securities LLC to act as underwriter for its public offering completed June 19, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ENTREMED, INC.
                                                  (Registrant)


Date:  August 11, 2000                      /s/ John W. Holaday
                                  --------------------------------------------
                                           John W. Holaday, Ph.D.
                                    President and Chief Executive Officer

Date:  August 11, 2000                      /s/ R. Nelson Campbell
                                  --------------------------------------------
                                             R. Nelson Campbell
                                           Chief Financial Officer