Form 10-Q
period 2000-09-30
ENTREMED INC
filed 2000-11-13
CIK 895051

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20459

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

YES     X      NO
    --------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

             Class                               Outstanding at November 7, 2000
------------------------------------             -------------------------------
Common Stock $.01 Par Value                               16,937,201

                                 ENTREMED, INC.


                                Table of Contents

PART I.   FINANCIAL INFORMATION                                              PAGE
                                                                             ----
Item 1 -- Financial Statements

Consolidated Balance Sheets
as of September 30, 2000 and December 31, 1999                                3

Consolidated Statements of
Operations for the Three Months Ended
September 30, 2000 and 1999, and the Nine Months
Ended September 30, 2000 and 1999                                             4

Consolidated Statements of Cash
Flows for the Nine Months Ended September 30, 2000
and 1999                                                                      5

Notes to Consolidated Financial
Statements                                                                    6

Item 2 --  Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                                         8

Part II.  OTHER INFORMATION

Item 1 --  Legal Proceedings                                                 11

Item 2 --  Changes in Securities                                             11

Item 3 --  Defaults upon Senior Securities                                   11

Item 4 --  Submission of Matters to Vote of
           Security Holders                                                  11

Item 5 --  Other Information                                                 11

Item 6 --  Exhibits and Reports on Form 8-K                                  11

SIGNATURES                                                                   12

                                 ENTREMED, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                           September 30,                December 31,
                                                                                2000                        1999
                                                                        ------------------        ------------------
                                                                           (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                            $       37,987,956        $       26,027,235
   Interest receivable                                                             130,233                   105,482
   Accounts receivable                                                             996,042                   618,598
   Prepaid expenses and other                                                      241,539                   336,443
                                                                        ------------------        ------------------
Total current assets                                                            39,355,770                27,087,758

Furniture and equipment, net                                                     4,521,308                 4,013,785

Other assets                                                                       776,544                   742,082
                                                                        ------------------        ------------------
     Total assets                                                       $       44,653,622        $       31,843,625
                                                                        ==================        ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $        4,612,567        $        4,887,693
   Accrued liabilities                                                           1,703,524                 1,756,538
   Deferred revenue                                                                -                          75,000
   Notes payable                                                                   974,636                 1,125,620
                                                                        ------------------        ------------------
Total current liabilities                                                        7,290,727                 7,844,851

Note payable, less current portion                                               1,256,034                 1,995,327

Minority interest                                                                   17,724                    18,646

Stockholders' equity:
   Convertible preferred stock, $1.00 par and $1.50 Liquidation value:
     5,000,000 shares authorized, none issued and
    outstanding at September 30, 2000 (unaudited)
     and December 31, 1999                                                          -                    -
   Common stock, $.01 par value:
    35,000,000 shares authorized, 17,098,914 (unaudited)
    and 14,755,998 shares issued and outstanding at
    September 30, 2000 and December 31, 1999, respectively                         170,989                   147,560
   Treasury stock, at cost: 291,667 shares held
     September 30, 2000 (unaudited) and December 31, 1999                       (3,833,379)                (3,833,379)
   Additional paid-in capital                                                  157,000,454                107,863,638
   Accumulated deficit                                                        (117,248,927)               (82,193,018)
                                                                        ------------------        -------------------
Total stockholders' equity                                                      36,089,137                 21,984,801
                                                                        ------------------        -------------------
     Total liabilities and stockholders' equity                         $       44,653,622        $        31,843,625
                                                                        ==================        ===================



   The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Three Months Ended                    Nine months ended
                                                             September 30,                        September 30,
                                                       2000                1999            2000                1999
                                                 ---------------------------------    --------------------------------
Revenues:
    Collaborative research and development       $        -         $    1,014,166    $       -        $     3,099,166
    Licensing                                             -                303,333            -                403,333
    Grant                                               72,484             128,897           300,709           287,716
    Royalty                                            781,686             288,108         2,037,836           716,319
    Other                                                 -                 51,813           109,265            52,853
                                                 -------------      --------------    --------------   ---------------

Total revenues                                         854,170           1,786,317         2,447,810         4,559,387
                                                 -------------      --------------    --------------   ---------------


Expenses:
    Research and development                         9,971,223           6,959,576        30,269,128        21,686,171
    General and administrative                       2,873,036           2,223,748         8,771,430         6,122,655
                                                 -------------      --------------    --------------   ---------------
                                                    12,844,259           9,183,324        39,040,558        27,808,826

Interest expense                                       (54,889)                -            (167,805)              -
Investment income                                      764,765             501,290         1,704,643         1,196,577
                                                 -------------      --------------    --------------    --------------

Net loss                                          $(11,280,213)     $  (6,895,717)    $  (35,055,910)   $  (22,052,862)
                                                  =============     ==============    ==============    ==============

Net loss per share (basic and diluted)           $       (0.66)     $        (0.48)   $        (2.22)   $        (1.63)
                                                 ==============     ===============   ===============   ==============

Weighted average number of shares
     outstanding (basic and diluted)                16,964,613          14,247,373        15,781,868        13,506,269
                                                 ==============     ===============   ===============   ===============




   The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                 2000                1999
                                                                           -----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                   $    (35,055,910)    $   (22,052,862)
Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation                                                                    771,416             675,331
    Loss on equity investment                                                       195,000                 -
    Loss on disposal of furniture and equipment                                       -                  65,674
    Minority interest                                                                  (922)              5,683
    Changes in assets and liabilities:
      Accounts receivable                                                          (377,443)           (436,659)
      Interest receivable                                                           (24,751)             45,229
      Prepaid expenses and other                                                   (134,558)             48,284
      Accounts payable                                                             (275,126)          1,730,144
      Accrued liabilities                                                           (53,014)             52,418
      Deferred revenue                                                              (75,000)         (2,870,833)
                                                                           ----------------     ---------------
     Net cash used by operating activities                                      (35,030,308)        (22,737,591)
                                                                           ----------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of short-term investments                                                  -               4,352,371
Purchases of furniture and equipment                                             (1,278,939)         (1,733,491)
                                                                           ----------------     ---------------
     Net cash (used) provided by investing activities                            (1,278,939)          2,618,880
                                                                           ----------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from option and warrant exercises
  and the sale of common stock                                                   49,160,245          29,198,961
Payment on note payable                                                            (890,277)              -
                                                                           ----------------     ---------------
     Net cash provided by financing activities                                   48,269,968          29,198,961
                                                                           -----------------    ---------------

Net increase (decrease) in cash and cash equivalents                             11,960,721           9,080,250
Cash and cash equivalents at beginning of period                                 26,027,235          30,818,689
                                                                           ----------------     ---------------
Cash and cash equivalents at end of period                                 $     37,987,956     $    39,898,939
                                                                           ================     ===============



   The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2000 (unaudited)



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

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to our audited financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(a)       Overview

          Since our inception in September 1991, we have devoted substantially all of our efforts and resources to sponsoring and conducting research and development on our own behalf and through collaborations. Through September 30, 2000, with the exception of license fees, research and development funding, royalty payments, and certain research grants, we have not generated any revenue from operations. We anticipate our primary revenue sources for the next several years to include royalty payments, research grants and collaboration payments from collaborators under arrangements entered into in the future. The timing and amounts of such revenues, if any, will likely fluctuate and depend upon the achievement of specified research and development milestones, and results of operations for any period may be unrelated to the results of operations for any other period.

Results of Operations

Three and Nine Months Ended September 30, 2000 and September 30, 1999

          Revenues decreased approximately 52% from approximately $1,786,000 for the three months ended September 30, 1999 ("1999 Three Months") to approximately $854,000 for the three months ended September 30, 2000 ("2000 Three Months"). For the nine months ended September 30, 2000 ("2000 Nine Months"), revenues were approximately $2,448,000 as compared to $4,559,000 the nine months ended September 30, 1999 ("1999 Six Months"), a 46% decrease. These decreases result from the absence of BMS collaborative research and development fees and license fees. BMS collaborative research and development fees and license fees recognized totaled approximately $3,503,000 for the 1999 Nine Months. This decrease was partially offset by an increase in royalty income of approximately 185% from approximately $716,000 for the 1999 Nine Months to approximately $2,038,000 for the 2000 Nine Months. The increase in royalty income is primarily due to royalty income received from Celgene on the sale of THALOMID(R).

          Research and development expenses increased by approximately 43% from approximately $6,960,000 for the 1999 Three Months to approximately $9,971,000 for the 2000 Three Months and by approximately 40% from approximately $21,686,000 for the 1999 Nine Months to approximately $30,269,000 in the 2000 Nine Months. Research and development expenditures include sponsored research payments to academic collaborators, including payments to Children's Hospital of $900,000 in 2000 and $1,700,000 in 1999 and expenses related to our internal research programs. The increase in internal research expenses resulted primarily from the increased efforts in manufacturing of our three product candidates, Endostatin, Angiostatin and 2ME2, supporting our clinical trial programs, and our internal and sponsored research and product development programs relating to our antiangiogenesis and blood cell permeation technologies. Overall, research personnel increased from 52 as of September 30, 1999 to 74 as of September 30, 2000. Research and development expenses are expected to continue to increase as we expand our research and development efforts.

          General and administrative expenses increased approximately 29% from approximately $2,224,000 for the 1999 Three Months to approximately $2,873,000 for the 2000 Three Months. For the 2000 Nine Months general and administrative expenses were approximately $8,771,000 as compared to approximately $6,123,000 for the 1999 Nine Months, a 43% increase. The 2000 Nine Months increase resulted primarily from the increase in administrative costs associated with adding administrative staff to support our research efforts and external collaborations, investigating potential strategic relationships, and obtaining professional services.

          Investment income increased approximately 53% from approximately $501,000 for the 1999 Three Months to approximately $765,000 for the 2000 Three Months and increased approximately 42% from approximately $1,197,000 in the 1999 Nine Months to approximately $1,705,000 in the 2000 Nine Months. This overall increase in investment income during the 2000 periods versus comparable periods of 1999 is due to an increase in our invested cash resulting from the sale of our common stock.

(b)       Liquidity and Capital Resources

          We anticipate incurring substantial additional losses over at least the next several years due to, among other factors, the need to expend substantial amounts on our ongoing and planned clinical trials, additional research and development activities, and related business development and general corporate expenses. From inception through September 30, 2000, we have financed our operations from:

     - the net proceeds of private placements of equity securities which raised approximately $17,000,000;

     - payments from Bristol-Myers Squibb, including $9,700,000 received in December 1995 (of which $6,500,000 was an equity investment), $11,535,000 received in 1996 (of which $5,000,000 was an equity investment), $3,670,000 in each of the years 1997 and 1998, $611,667 in 1999;

     - various grants from the World Health Organization and SBIR grants totaling approximately $1,477,000;

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

     - exercise of warrants issued in connection with the private offering which have resulted in additional proceeds to us of approximately $24,200,000 through September 30, 2000;

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

          At September 30, 2000, we had cash and cash equivalents of approximately $37,988,000 with working capital of approximately $32,065,000, primarily representing the net proceeds of our private placements of equity securities and our initial public offering, payments from BMS which include equity investments, royalties received from Celgene, proceeds from secured borrowing and various grants.

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

          We are a party to sponsored research agreements requiring us to fund an aggregate of approximately $2,316,000 through 2001 (including $1,350,000 to Children's Hospital, Boston); clinical trial agreements of approximately $1,656,000; a production agreement for clinical trial drug substance of an estimated $14,100,000; license agreements requiring future milestone payments of up to $3,435,000; and additional payments upon attainment of regulatory milestones.

         We believe that our existing resources will be sufficient to meet our planned expenditures over the next eight months, although there can be no assurance we will not require additional funds. Our working capital requirements will depend upon numerous factors including:

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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

                27.1                                Financial Data Schedule

          (b) Reports on Form 8-K

                  Not applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     ENTREMED, INC.
                                                      (Registrant)


Date:  November 13, 2000                          /s/ John W. Holaday
                                         ---------------------------------------
                                                  John W. Holaday, Ph.D.
                                          President and Chief Executive Officer




Date:  November 13, 2000                          /s/ Dane R. Saglio
                                         ---------------------------------------
                                                  Dane R. Saglio
                                                 Chief Accounting Officer