Form 10-K
period 2000-12-31
ENTREMED INC
filed 2001-03-30
CIK 895051

================================================================================

                                    FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C., 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2000

                         Commission file number 0-20713

                                 ENTREMED, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

           Delaware                                                58-1959440
------------------------------------                      -----------------------------
      (State of Incorporation)                            (I.R.S. Employer Identification No.)

9640 Medical Center Drive, Rockville, MD                               20850
-----------------------------------------                              -----
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
Yes  X   No
    ----    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K [ ]

As of March 26, 2001, 18,690,436 shares of common stock were outstanding and the aggregate market value of the shares of common stock held by non-affiliates was approximately $323,578,173.



                       DOCUMENTS INCORPORATED BY REFERENCE

See Part III hereof with respect to incorporation by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and the Exhibit Index hereto.


================================================================================

                         ENTREMED, INC. AND SUBSIDIARIES
                 FORM 10-K - FISCAL YEAR ENDED DECEMBER 31, 2000

Contents and Cross Reference Sheet

    Form 10-K   Form 10-K                                                            Form 10-K
    Part No.     Item No.                     Description                             Page No.
  ------------ ------------                   -----------                           -----------
       I             1           Business................................................3

                     2           Properties ............................................28

                     3           Legal Proceedings .....................................28

                     4           Submission of Matters to a Vote of Security Holders....29

      II             5           Market for Registrant's Common Equity and
                                 Related Stockholder Matters............................29

                     6           Selected Financial Data ...............................30

                     7           Management's Discussion and Analysis of
                                 Financial Condition and Results of Operation...........31

                   7(A)          Quantitative and Qualitative Disclosures
                                 About Market Risk......................................34

                     7           Financial Statements and Supplementary Data............34

                     9           Changes in and Disagreements with Accountants
                                 on Accounting and Financial Disclosure.................34

      III         10 - 13        Incorporated by reference from the Company's Proxy
                                 Statement .............................................34

      IV            14           Exhibits, Financial Statement Schedules and Reports
                                 on Form 8-K............................................34


Signatures............................................................................II - 1
Financial Statements..................................................................F-1


        This document contains and incorporates by reference certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by forward-looking words such as "may," "will," "expect," "anticipate," "believe" or similar words. These forward-looking statements include, among others, statements regarding the timing of clinical trials; the advantages of our product candidates; the applicability of our antiangiogenic product candidates to various diseases; the availability of sufficient quantities of material for clinical trials; and expected increases in our expenses.

        Our forward-looking statements are based on information available to us today, and we will not update these statements. Our actual results may differ significantly from those discussed in our forward-looking statements due to, among other factors, our history of operating losses and anticipation of future losses; the value of our common stock; uncertainties relating to our technological approach; uncertainty of our product candidate development; our need for additional capital and uncertainty of additional funding; our dependence on collaborators and licensees; intense competition and rapid technological change in the biopharmaceutical industry; uncertainties relating to our patent and proprietary rights; uncertainties relating to clinical trials; government regulation and uncertainties of obtaining regulatory approval on a timely basis or at all; our dependence on key personnel, research collaborators and scientific advisors; uncertainties relating to health care reform measures and third-party reimbursement; risks associated with product liability; and other factors discussed in our filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

   We are a clinical-stage biopharmaceutical company developing and testing product candidates that address the role of blood and blood vessels in health and disease. Angiogenesis is the biological process by which new blood vessels are formed. As "The Angiogenesis Company," we are primarily focused on developing antiangiogenic drugs designed to inhibit the abnormal new blood vessel growth associated with cancer, as well as a broad range of diseases including certain types of blindness and atherosclerosis. We believe we are a leader in the field of angiogenesis inhibition in oncology because we have more antiangiogenic molecules in human clinical trials than any other company. Our current portfolio of antiangiogenic product candidates includes Endostatin, Panzem and Angiostatin, the patent rights for all of which are exclusively licensed to us by Children's Hospital, Boston.

THE CURRENT TREATMENT OF CANCER

   Cancer is the second leading cause of death in the United States. Recently, the American Cancer Society estimated that approximately 1,200,000 new cases of cancer are diagnosed annually. Traditional cancer treatments include surgery, radiation therapy and chemotherapy. Surgery is an invasive method of removing tumors, and some tumors currently are inoperable due to their location, extent of organ infiltration or size. Radiation therapy produces ionized molecules within the body that attack cancer cells but may also damage surrounding healthy cells. Chemotherapy involves the administration of toxic substances (cytotoxins) designed to kill cancer cells, and usually produces severe side effects. Due to their lack of specificity, chemotherapeutics do not differentiate between rapidly growing healthy cells and cancer cells. In addition, resistance to chemotherapy occurs over time.

   We believe that our antiangiogenic product candidates, which are intended to inhibit the growth of tumor-feeding blood vessels, may prove effective in treating certain cancers, and may also prove to have significant advantages over traditional cancer therapies. These advantages may include a reduced likelihood of resistance, fewer side effects and the potential to be administered in combination with other antiangiogenic and/or traditional therapies.

ANGIOGENESIS IN HEALTH AND DISEASE

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

Angiogenesis in Cancer: An Emerging Therapy

   Cancer includes many different types of uncontrolled cellular growth. Clusters of cancer cells, referred to as tumors, may destroy surrounding organs, impair physiological function, and often lead to patient death. In order for cancer cells to survive, they require blood vessels to supply the nutrients and oxygen carried by the body's blood supply. To initiate the growth of these blood vessels and thus feed the rapidly proliferating cancer cells, the tumor stimulates angiogenesis by recruiting the production of a variety of angiogenic factors including basic Fibroblast Growth Factor (bFGF) and Vascular Endothelial Growth Factor (VEGF). This series of events results in an increased supply of blood from the sprouting of hundreds of newly formed blood vessels and provides the tumor with the constant supply of nutrients and growth factors that it needs to grow.

   Angiogenesis is also involved in the spread, or metastasis, of tumor cells. Metastasis is the process by which tumor cells escape from the tumor and enter the body's circulation where they reach a new site and begin to grow, thereby affecting other organs in the body. As cancer cells metastasize, they require continuous angiogenesis if secondary tumors are to grow. These tumor cells may either be released by a growing primary tumor or be released into circulation during surgical removal of the tumor. Although surgeons generally remove significant amounts of healthy tissue surrounding a tumor, in many cases "seed cancer cells" have already escaped the primary tumor, circulated through the body and become embedded elsewhere. It has been observed that in certain cases, these seed cells, or metastases, do not vascularize or grow while the primary tumor is in place. However, after the primary tumor is removed, metastatic tumors often grow rapidly. This observation prompted Drs. Judah Folkman and Michael O'Reilly of Children's Hospital, Boston, to investigate whether the primary tumor produces proteins that inhibit angiogenesis. As a result of these efforts, Angiostatin and Endostatin were discovered at Children's Hospital.

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

Angiogenesis and Other Disease Indications

   Angiogenesis also appears to play a role in a variety of other diseases, including psoriasis, endometriosis, rheumatoid arthritis and atherosclerosis. We believe that our antiangiogenic technologies may be applicable to these diseases. To date, however, we have not conducted clinical research using antiangiogenic therapy in diseases outside of cancer or macular degeneration.

STRATEGY

   EntreMed was incorporated in Delaware in 1991 to create a link between scientists and institutions developing promising technologies and large companies that could provide the resources necessary to carry these technologies through clinical trials to the marketplace. Our business objective and strategy is to accelerate the development of our antiangiogenic product candidates and future technologies with clinical and commercial potential by:

    - focusing our resources on the clinical development of our current core technologies;

    - broadening our product and technology portfolio through internal discovery and sponsored research collaborations with academic institutions, federal agencies and private enterprises;

    - developing marketing and sales capabilities; and

    - leveraging our resources through strategic partnerships and collaborations with government agencies and others to minimize clinical trial and manufacturing costs and accelerate product commercialization.

Our Antiangiogenesis Program

   We believe that certain drugs, genes or proteins that exhibit antiangiogenic effects may be used as treatments for diseases involving angiogenesis. In the case of cancer, we believe that our antiangiogenic product candidates may have significant advantages over traditional cancer therapies, including a reduced likelihood of resistance, fewer side effects and the ability to be administered in conjunction with other therapies. Currently, we are primarily focused on angiogenesis inhibition as a treatment for cancer, blindness and cardiovascular disease. We have the following product candidates in research, development and preclinical and clinical testing as set forth below.

                                                                    COMMERCIALIZATION
          PRODUCT CANDIDATE          DEVELOPMENT STATUS                 RIGHTS
      ------------------------  ----------------------------        -----------------
      Endostatin.............   US single agent Phase I to              EntreMed
                                test iv bolus administration
                                commenced October 1999
                                (Oncology) European Phase I
                                to test subcutaneous
                                injection and continuous
                                infusion commenced September
                                2000 (Oncology) US Phase II
                                trials planned for 2Q 2001
                                (Oncology)
      Panzem (also known as     US Phase I single agent                 EntreMed
        2ME2)................   commenced March 2000 (Oncology)
                                US Phase I combination study with
                                Taxotere commenced September 2000
                                (Oncology)
      Angiostatin............   US Phase II commenced                   EntreMed
                                February 2001 (Oncology) US
                                single-agent Phase I trials
                                commenced April 2000 (Oncology)
                                European Phase I single agent to
                                test subcutaneous injection
                                commenced December 2000 (Oncology)
                                US Phase I combination study with
                                radiation therapy commenced July
                                2000 (Oncology)
      FGF-2 Vaccines.........   Preclinical                             EntreMed
      Thalidomide analogs....   Preclinical                             EntreMed
      Metastatin.............   Discovery                               EntreMed
      Prostate Specific
      Antigen (PSA)..........   Discovery                               EntreMed
      Tissue Factor Pathway
        Inhibitor (TFPI).....   Discovery                               EntreMed
      Panzem analogs.........   Discovery                               EntreMed
      Thalidomide............   Phase II/III. FDA approval for          Celgene
                                Erythema Nodosum Leprosum (ENL)

Endostatin

   In 1996, Drs. Judah Folkman and Michael O'Reilly, researchers at Children's Hospital, Boston, isolated and identified Endostatin. In preclinical studies, Endostatin has been shown to reduce the size of primary rodent carcinomas, including mouse models of Lewis lung, melanoma and rat glioma, as well as human prostate, breast and colon cancer grown in immunodeficient mice. Additional preclinical studies demonstrated that mouse and human sequences of Endostatin inhibited the growth of metastatic tumors. We emphasize, however, that mouse versions of Endostatin are not the same as human versions of this protein.

   In November 1997, Drs. Folkman and O'Reilly published results showing that treatment with mouse Endostatin did not lead to acquired resistance in preclinical models of lung cancer, fibrosarcoma and melanoma. These studies also showed that after six, four or two treatment cycles with mouse Endostatin in these models, respectively, no tumors recurred even when therapy was suspended. We believe that this distinction may make human Endostatin unique among conventional cancer drugs, which normally become less effective as drug resistance occurs with each treatment. By the end of 2000, over 160 published abstracts and peer reviewed articles had highlighted the antiangiogenic effects of Endostatin in various preclinical experiments and interim Phase I data, most of which were conducted by researchers independent of us.

   Our scientists have recently discovered that tropomyosin plays a role in the mechanism of action of Endostatin. Endostatin binds and interferes with tropomyosin, an endothelial cell motility protein. We believe that this discovery is a significant step in understanding Endostatin's full mechanism of action and its effects on the angiogenesis process.

   In April 1999, we presented data at the American Association for Cancer Research, or AACR, in which human Endostatin was seen to inhibit the metastases of early stage melanoma in mice by 90% and late stage melanoma by 70-90%. In July 1999, the FDA allowed our Investigational New Drug (IND) application for the human testing of recombinant human Endostatin, and shortly thereafter we began Phase I clinical trials in humans -- taking Endostatin from first publication to clinical trials in less than three years.

   Four separate Phase I trials of Endostatin are presently underway. In September 1999, the first patients received Endostatin at Dana-Farber/Partners CancerCare, the joint venture between Dana-Farber Cancer Institute, Brigham and Women's Hospital, Massachusetts General Hospital and Beth Israel Deaconess Medical Center. Two other Phase I studies are being performed in collaboration with the National Cancer Institute (NCI) at the University of Texas M.D. Anderson Medical Center and the University of Wisconsin Comprehensive Cancer Center. These Phase I studies, designed to test the drug's safety, are conducted by administering escalating doses of Endostatin to groups of patients who have failed conventional therapy and have advanced, progressive cancer.

   The first public presentation of data from Phase I studies was made at the NCI-European Organization for Research and Treatment of Cancer Annual Symposium in November 2000. The combined data from the first three studies have shown that Endostatin is very well tolerated by the patients. Interim data from these studies have also shown that levels of Endostatin in blood are predictable based on doses that are given, and that a single administration can still be measured longer than a day later in the bloodstream. Additional Phase I data have been submitted for presentation at this year's American Society of Clinical Oncology
(ASCO) meeting in May 2001.

   Preclinical (mouse) studies have shown that the continuous infusion of Endostatin greatly increases its effectiveness in mice. An additional Phase I clinical (human) study was announced in September 2000 to explore the safety of continuous infusion and subcutaneous (beneath the skin) injection of Endostatin in progressive cancer patients. This study is being performed at the Free University Academic Hospital in Amsterdam, the Netherlands. We plan to begin Phase II clinical trials of Endostatin in the second quarter of 2001.

   Our scientists initiated the production of recombinant human Endostatin using the Pichia pastoris yeast expression system, and developed a purification process. In order to meet the increasing requirements for clinical testing and trials of Endostatin, we have entered into an agreement with Chiron Corporation for manufacturing of recombinant human Endostatin under Good Manufacturing Practices, or GMP. Chiron continues to manufacture biologically active Endostatin in its 10,000 liter fermenters. Chiron's manufacturing efforts will augment those initially undertaken by Covance and help to ensure that a sufficient quantity of bulk Endostatin is produced in support of our Phase II clinical trials.

Panzem

   Panzem is an orally active, small molecular weight inhibitor of angiogenesis that is also an antiproliferative agent. Dr. Robert D'Amato first recognized the antiangiogenic properties of Panzem (2ME2) while working in Dr. Judah Folkman's laboratory at Children's Hospital, Boston. We licensed this natural estrogen metabolite from Children's Hospital in January 1997 as part of our sponsored research agreement with them. By the end of 2000, over 157 published abstracts and peer reviewed articles had highlighted the antiangiogenic effects of Panzem in various preclinical experiments, most of which were conducted by researchers independent of us.

   In preclinical studies of Panzem, we and others have demonstrated its dual mechanism of action -- antiangiogenic by inhibiting endothelial cells and antiproliferative by directly killing cancer cells. The antiangiogenic activity of Panzem appears to prevent the growth of new blood vessels by inhibiting several stages of the angiogenic process. The antiproliferative activity of the drug has been extensively studied by our scientists and involves the induction of "apoptosis," or programmed cell death.

   Other preclinical studies have demonstrated that breast cancer cells are extremely sensitive to Panzem, even those cells that already have developed resistance to established drugs like Tamoxifen and Taxol. Panzem also has been shown to inhibit the growth of human breast tumor cells in animal models and to produce a sharp decrease in the blood vessel density associated with tumors while exhibiting minimal toxicity.

   We signed a collaborative agreement with the NCI for the preclinical and clinical development of Panzem in August 1997. We expanded this relationship in April 1999 when we signed a four-year Cooperative Research and Development Agreement with the NCI for collaborative studies in preclinical pharmacology and toxicology in anticipation of our clinical trials. Our scientists have invented a synthetic process to yield an ultrapure form of Panzem. A clinical-grade GMP form of that product, manufactured for us by Tetrionics, has completed preclinical safety studies without remarkable side effects.

   Two Phase I and one Phase II clinical trials of Panzem are presently underway. The Phase I studies are being conducted at Indiana University. The first study, begun in March 2000, is designed to assess the safety of Panzem as a single agent in patients with advanced breast cancer. Results from the single agent Phase I study in patients with advanced breast cancer have been submitted for presentation to ASCO's May 2001 meeting. The second study, begun in September 2000, is designed to assess the safety of Panzem combined with Taxotere, a cytotoxic, or cell-killing, chemotherapy agent. Both studies use a dose escalation method to determine safety. In February 2001, a Phase II clinical trial of Panzem enrolled its first patients at the Mayo Clinic to test the safety and efficacy of Panzem in patients with multiple myeloma that failed to respond to other therapies.

Angiostatin

   In research we sponsored at Children's Hospital, Boston, Drs. Michael O'Reilly and Judah Folkman first identified a substance associated with primary tumors which appeared to prevent vascularization and the growth of metastatic tumors. Based upon this research and subsequent studies, we believe that primary tumors secrete an enzyme that cleaves the parent molecule, plasminogen, a known protein associated with blood clotting, into a smaller, previously undiscovered protein that keeps other metastatic tumors from developing elsewhere in the body. The Children's Hospital team isolated and identified this protein in 1995, which they named Angiostatin. By the end of 2000, over 208 published abstracts and peer reviewed articles had highlighted the antiangiogenic effects of Angiostatin in various preclinical experiments, most of which were conducted by researchers independent of us.

   In preclinical studies, mouse Angiostatin inhibited the growth of human breast cancer by 95%, colon cancer by 97%, and prostate cancer by almost 100% in immunodeficient mice. We believe that Angiostatin regressed cancerous tumors in mice to a dormant state through the inhibition of angiogenesis. In other preclinical studies, mice with melanoma were treated with recombinant human Angiostatin produced from the yeast, Pichia pastoris, for a total of eleven days and then examined for metastases in the lungs. In these experiments, the number of lung metastases decreased by 60-80% in the mice. In addition, we conducted subacute (28-day) safety studies in monkeys using doses of recombinant human Angiostatin that were multiples of anticipated human doses, with no adverse effects observed. Covance has manufactured GMP recombinant human Angiostatin protein using the Pichia pastoris yeast expression system and purification process that we developed. Covance has completed scale-up production of Angiostatin and manufactured a sufficient quantity for our Phase I clinical studies.

   Three separate Phase I studies of Angiostatin are presently underway. The first Phase I clinical trial to assess the safety of Angiostatin as a single agent began at the Thomas Jefferson University Hospital in Philadelphia, Pennsylvania in April 2000. Data from our single agent Phase I trial have been submitted for presentation at ASCO's May 2001 meeting. Preclinical (animal) studies with Angiostatin in combination with radiation have shown a greater effect on tumor growth in mice than either Angiostatin or radiation alone. A second Phase I study, also at the Thomas Jefferson University Hospital, began in July 2000 to assess the safety of simultaneous administration of Angiostatin and radiotherapy in cancer patients. The latest Phase I trial commenced in December 2000 at the University Medical Center at Utrecht, the Netherlands, to assess the safety of administering Angiostatin by subcutaneous (under the skin) injection. As with the Phase I clinical trials of Endostatin, the Phase I trials of Angiostatin use a dose escalation method to determine safety.

   Further Phase I and Phase II studies will be based upon pharmacologic and biologic data obtained in the initial Phase I studies. They will include new formulations, dose scheduling, routes of administration and combination studies with currently used chemotherapeutic agents and radiotherapy.

   Combination studies using Endostatin and Angiostatin in mice. In addition to the stand-alone preclinical results of Endostatin and Angiostatin, researchers from Children's Hospital and elsewhere have presented data from other studies that show potentially synergistic effects when mouse Endostatin and mouse Angiostatin are combined to treat tumors. The results of these studies demonstrated the complete eradication of lung tumors in mice, and the tumors did not recur several months after treatment stopped. Furthermore, preclinical studies have shown that combinations of Endostatin or Angiostatin with conventional chemotherapy and/or radiation produce greater effects. We believe that there may be benefits in using these two proteins in combination with each other or in combination with conventional chemotherapy and radiation.

   Gene expression of Endostatin and Angiostatin. Several investigators have reported that the genes that code Endostatin and Angiostatin, when introduced into mice, effectively produce sufficient quantities of these antiangiogenic proteins to decrease tumor growth. We have entered into a research collaboration with Cell Genesys, Inc. to evaluate gene transfer viral vectors and are continuing to evaluate the best strategies for a gene therapy using our antiangiogenic proteins. Further, we have established collaborative preclinical studies with our subsidiary, TheraMed, to demonstrate the feasability of using flow-electroporation to introduce the Endostatin gene into white blood cells that are then given back to animals to produce circulating Endostatin and potentially affect tumor growth.

Thalidomide

   Thalidomide originally was introduced in the 1950s as a sedative and became the third largest prescription drug in Europe. Although the drug never was approved for use in the United States, it was widely used in other countries until it was found to cause birth defects in children born to expectant mothers who took thalidomide for morning sickness. This discovery resulted in the withdrawal of thalidomide as a drug in the early 1960s. Dr. Robert D'Amato at Children's Hospital later reasoned that thalidomide caused these birth defects by blocking the growth of new blood vessels in human embryos. Drs. D'Amato and Folkman further hypothesized that thalidomide could be safely used to block angiogenesis in adults and potentially to improve the treatment of cancer and blindness.

   In April 1996, in collaboration with the NCI, we initiated Phase II clinical trials of thalidomide in patients with primary brain tumors, breast cancer, prostate cancer, and Kaposi's sarcoma, and shortly thereafter, initiated Phase II trials of thalidomide in patients with blindness due to macular degeneration.

   In July 1998, Celgene received approval from the FDA for the use of thalidomide in erythema nodosum leprosum, an inflammatory skin condition in leprosy patients. Later that year, we signed a collaborative sublicensing agreement for thalidomide with Celgene. Under the terms of that agreement, Celgene acquired exclusive worldwide rights to our patents and technology for thalidomide, as well as to the orphan drug designations we had already received for its use in primary brain cancer and Kaposi's sarcoma. In exchange for those rights, Celgene is required to pay us a royalty on all sales of thalidomide (THALOMID(R)), regardless of indication, and also has assumed responsibility for all clinical trials of thalidomide. We recognized net royalty revenues from Celgene's sales of THALOMID(R) of approximately $3,151,000 through September 30, 2000. We are negotiating a possible assignment of some or all of our rights to receive future THALOMID(R) royalties. We cannot predict whether our efforts will be successful.

   Ongoing clinical trials of thalidomide are further investigating its effect on a variety of cancers (brain cancer, multiple myeloma, prostate cancer, breast cancer, non-small cell lung cancer, head and neck cancer) and chronic inflammatory diseases such as Crohn's Disease. In May 2000, Celgene reported clinical trial results for THALOMID(R) at the ASCO annual meeting. These results supported the potential use of THALOMID(R) in the treatment of multiple myeloma and other cancers.

   Since 1993, we have also had an aggressive research program to test a wide variety of thalidomide analogs (molecular cousins of thalidomide). Our work related to thalidomide analogs is not covered by our agreement with Celgene, and we are independently developing such analogs as therapeutic agents. In August 2000, patents issued to us covering the use of several thalidomide analogs, including amino-thalidomide derivatives and EM-138, for the treatment of cancer, blindness and chronic inflammatory disorders such as Crohn's disease. We are conducting preclinical studies examining the efficacy of these analogs in a variety of angiogenesis-mediated diseases, and anticipate future clinical trials.

Preclinical and Discovery Program

   We continue to develop a leading role in the field of angiogenesis research. Our scientists are exploring the complex events associated with angiogenesis at both the cellular and molecular levels. This research, as well as research performed through our collaborations with investigators at prestigious institutions, has resulted in the identification of a number of new molecules that are currently under evaluation as potential product candidates. These include small molecular weight inhibitors of angiogenesis such as analogs of thalidomide and Panzem. In addition, other proteins such as Metastatin and PSA have demonstrated potent antiangiogenic activity. Our scientists also are working with Tissue Factor Pathway Inhibitor, or TFPI, a natural inhibitor of clotting that also has antitumor activity. We have identified a mechanism underlying these effects and will seek additional compounds with similar activity. Research efforts with vaccines directed against peptides of angiogenic growth factor FGF-2 also have shown inhibition of metastatic disease in animal models. Other research initiatives include the development of a novel malaria vaccine that is presently in preclinical development (in our role as a subcontractor for a federal malaria vaccine initiative) and the cell permeation technology for blood cell delivery of therapeutic agents under development by our subsidiary, TheraMed, Inc.

COLLABORATIVE RELATIONSHIPS

   A key strength of our business strategy is the ongoing relationships we have developed with, among others, the following institutions, agencies, and corporations:

Children's Hospital, Boston

   Through our sponsored research agreement with Children's Hospital, Boston, an affiliate of Harvard Medical School, we have sustained a strong, valuable scientific collaboration with Dr. Judah Folkman, a pioneer in the field of angiogenesis. Under the sponsored research agreement with Children's Hospital, we cxonhave an option to obtain a license under patents covering projects being developed in Dr. Folkman's laboratory. Through our licensing agreements with Children's Hospital, we obtained exclusive worldwide rights to novel angiogenesis inhibitors, including Endostatin, Panzem, Angiostatin and thalidomide. The sponsored research agreement was extended for an additional year until September 2002. Any license obtained under the sponsored research agreement survives after the sponsored research agreement ends.

   In October 1999, we entered into a three-year sponsored research agreement with Dr. Robert D'Amato of Children's Hospital. Dr. D'Amato will continue research on thalidomide analogs, Panzem analogs and new compounds that may have antiangiogenic activity.

   In January 2000, we extended the scope of our relationship with Children's Hospital by entering into a two-year sponsored research collaboration with Dr. Karen Moulton, also of Dr. Folkman's Surgical Research Laboratory. Dr. Moulton will study the relationship between angiogenesis inhibitors, such as Endostatin, and the reduction of coronary artery plaques. Based on Dr. Moulton's early work in this area, it is hypothesized that coronary artery plaques may also be angiogenesis-dependent. When ruptured, these plaques can trigger heart attack, stroke or hemorrhage. We believe that our antiangiogenic product candidates may play an important role in the future treatment and prevention of heart disease, in addition to their effects in treating cancer.

National Cancer Institute

   We also have a relationship with the National Cancer Institute (NCI) of the National Institutes of Health, or NIH. In 1997, the NCI signed a collaborative research and development agreement (CRADA) with us to assist us with clinical trials of thalidomide. This agreement was transferred to Celgene Corporation along with four Phase II clinical trials. Subsequently, the NCI signed additional agreements with us for the collaborative preclinical and clinical development of Endostatin and Panzem, and a letter of intent for the development of Angiostatin.

Celgene Corporation

   We licensed our rights to thalidomide as an angiogenesis inhibitor to Celgene, along with four Phase II clinical trials underway at the NCI and two orphan drug designations (primary brain cancer and Kaposi's sarcoma). Effective as of the date of that transaction, December 10, 1998, we began receiving royalty payments from Celgene on all worldwide sales of thalidomide, regardless of indication. Thalidomide is currently marketed by Celgene under the trade name THALOMID(R) for the treatment of erythema nodosum leprosum (ENL) and is being studied in a broad range of cancers in Phase II and III trials.

CONTRACT MANUFACTURING

   Three United States contract manufacturers supply all of our product candidates for use in clinical trials. We expect to continue to outsource manufacturing in the near term. We believe our current suppliers will be able to manufacture our needs for our current clinical trials and for Phase II Endostatin trials in sufficient quantities and on a timely basis, while maintaining product quality. We seek to maintain quality control over manufacturing through ongoing inspections, rigorous review, control over documented operating procedures and thorough analytical testing by our own and outside laboratories. We believe that our current strategy of outsourcing manufacturing is cost-effective since we avoid the high fixed costs of plant, equipment and large manufacturing staffs and conserve our resources.

Covance Biotechnology Services, Inc.

   In November 1998 and March 1999, we entered into manufacturing agreements with Covance under which Covance assumed responsibility for the scale-up production of recombinant human Endostatin and Angiostatin under GMP conditions and the maximization of product yields necessary to begin clinical trials and testing.

Chiron Corporation

   We completed negotiations with Chiron Corporation for technology transfer, scale-up and contract manufacture of GMP recombinant human Endostatin in 2000. These efforts produced significant quantities of biologically active Endostatin for use in our clinical trials. The manufacturing services agreement between EntreMed and Chiron was amended to launch a major production campaign in the first quarter of 2001. Materials produced during this period will be used in future clinical trials. Chiron's manufacturing efforts will significantly augment those initially undertaken by Covance and will help to ensure that a sufficient quantity of Endostatin is available for our expanding clinical trials.

Tetrionics, Inc.

   Tetrionics, Inc. currently manufactures Panzem for us under GMP. This compound was encapsulated for oral use at the University of Iowa.

MARKETING AND SALES

   We continue to explore opportunities for corporate alliances and partners to help us develop, commercialize and market our product candidates, although we are prepared to pursue, develop and commercialize each product candidate independently, if necessary. Our strategy is to enter into collaborative arrangements with pharmaceutical and other companies for the development, manufacturing, marketing and sales of our products that will require broad marketing capabilities. These collaborators are generally expected to be responsible for funding or reimbursing all or a portion of the development costs, including the costs of clinical testing necessary to obtain regulatory clearances and for commercial scale manufacturing, in exchange for exclusive or semi-exclusive rights to market specific products in particular geographic territories. We licensed our rights for the development and commercialization of thalidomide to Celgene in December 1998.

   We presently have an exclusive license to Endostatin, Panzem, Angiostatin and thalidomide analogs. Additionally, we have entered into an agreement with the NCI for the preclinical and clinical development of Endostatin and Panzem, and a letter of intent for the development of Angiostatin. This agreement provides useful support for these programs while preserving our opportunities for commercialization, either alone or with a corporate partner. We may, in the future, consider manufacturing or marketing certain products directly and co-promoting certain products if we believe it is appropriate under the circumstances.

OTHER TECHNOLOGIES

   In addition to our core antiangiogenic technologies, we are developing blood cell permeation technology to add drugs and genes to blood cells. We also are conducting research into an antimalaria vaccine.

Cell Permeation Technology

   We formed a subsidiary, TheraMed, Inc., to pursue the research, development and commercialization of our blood cell permeation technology. This technology allows us to deliver drugs, genes or other therapeutic agents that otherwise would not readily permeate the cell membrane into blood cells while retaining the blood cell's natural functions.

   Human blood is made up of cellular components and plasma. The cellular components are red blood cells, white blood cells and platelets. Red blood cells transport oxygen to the body's tissues and organs. White blood cells are a heterogeneous group and include cells that support the immune function by migrating to sites of infection and cancer and propagating into mature cell lines. The platelets, with specialized markers on their membranes, are attracted to sites of hemorrhage, infection, inflammation and metastasis, where they participate in complex biological functions.

   The oxygen transport function is principally carried out by hemoglobin in the red blood cells. Hemoglobin is a protein-iron based molecule that carries oxygen from the lungs to the tissues. The body's tissues require oxygen in order to function properly, and several diseases such as heart attacks, strokes, infections and peripheral vascular disease are a direct result of inadequate oxygen supply to the tissues. In human blood, each hemoglobin molecule carries four molecules of oxygen. However, when oxygenated blood reaches the tissues, hemoglobin typically releases only one of these four molecules of oxygen. Extensive evidence indicates that a naturally occurring plant chemical called inositol hexaphosphate, or IHP, enhances the oxygen releasing capabilities of human hemoglobin by allowing the release to oxygen-starved peripheral tissue of two to three oxygen molecules instead of only one. In this way, the efficiency of hemoglobin could be increased and diseased tissues that result from oxygen depletion could receive additional oxygen therapeutically.

   IHP cannot be administered as a drug since it cannot get into red blood cells and bind to hemoglobin by itself. Previous techniques to introduce IHP into red blood cells have resulted in damage to the cells. However, using TheraMed's cell permeation technology, the red blood cell membrane can be made permeable to IHP, allowing IHP to bind with hemoglobin and potentially enhance red blood cells' oxygen delivery to tissues.

   TheraMed has designed a series of prototype instruments capable of inserting drugs into blood cells without damaging the cells. The original concept was licensed from investigators at the Centers for Blood Research Laboratories, or CBRL, at Harvard University. The problem of the impermeable red blood cell membrane is overcome by passing an electric charge across the red blood cell membrane, rendering the membrane permeable to IHP using TheraMed's flow electroporation technology. IHP then passes through the membrane and combines with hemoglobin. The IHP-treated blood could then be infused into the patient. Published studies show that IHP-treated red blood cells have a biological life span equivalent to that shown by normal cells. No apparent toxicity has been demonstrated with IHP-treated red blood cells in animals. TheraMed anticipates testing the enhanced red blood cells in Phase I trials in the second half of 2001.

   Perhaps an even more valuable use of TheraMed's cell permeation technology is the possible insertion of drugs into platelets, or genes into white blood cells, including stem cells, for targeted drug delivery. Platelets migrate to sites of internal bleeding, neoplasia and inflammation. TheraMed is seeking to use this natural function to deliver compounds such as a thrombolytic, antiproliferative, or pharmaceutical, at levels that are therapeutically beneficial while minimizing toxicity. The function of white blood cells as a group is to protect against systemic disease by recruiting and producing cytokines and therapeutic proteins. TheraMed is inserting genes into white blood cells to produce a protein or enzyme on a sustained basis. For example, TheraMed is pursuing gene-based therapies in order to produce Endostatin and Angiostatin through sustained release from white blood cells or stem cells.

Malaria Vaccine

   We have been developing a vaccine against the Erythrocyte Binding Antigen 175 (EBA175), a protein that is expressed by the malaria parasite to enable its invasion of the red blood cell. Dr. Kim Lee Sim, our Vice President for Preclinical Research and Development, first discovered EBA175 and its role in malaria infection while working at the NIH. In 1998, we obtained an exclusive, worldwide license for this technology from the NIH. We receive financial support for development of this vaccine through the SBIR grant program, which provides most of the funding for this program. At present, a naked DNA vaccine and a protein boost vaccine are being tested in monkeys in Peru and Panama in collaboration with the United States Navy. In November 2000, we were selected as a subcontractor to assist with a federal government contract to develop promising candidates for a malaria vaccine. We will use our expertise in the recombinant production of malaria vaccine candidates to attempt to develop malaria vaccine candidates for possible future use in human clinical trials.

PATENTS, LICENSES AND PROPRIETARY RIGHTS

   Our success will depend in part on our ability to obtain patent protection for our products, both in the United States and abroad. The patent position of biotechnology and pharmaceutical companies, in general, is highly uncertain and involves complex legal and factual questions.

   To date, we own or have licensed on an exclusive basis a total of 113 patent applications and issued patents in the United States for our product candidates of which we own 38 and we license on an exclusive basis 75. We have a total of 309 patent applications pending in the United States and other countries.

   We have exclusively licensed from Children's Hospital, Boston, 17 pending United States patent applications and two issued patents covering Endostatin, fragments of Endostatin, nucleic acid coding for Endostatin, the use of Endostatin as a therapeutic agent, and the use of Endostatin as a diagnostic agent. The patent applications also cover the combination of Endostatin and other chemotherapeutic agents, such as Angiostatin, as a therapeutic composition. We have a United States patent application directed to the production of Endostatin.

   We have licensed exclusively from Children's Hospital, Boston, 13 pending United States patent applications and 5 issued patents covering Angiostatin, nucleic acid coding for Angiostatin, the use of Angiostatin as a therapeutic agent and the use of Angiostatin as a diagnostic agent. We also have two United States patent applications directed to peptides and proteins that bind specifically to Angiostatin. We have a United States patent application directed to the production of Angiostatin.

   In addition, we have exclusively licensed technology from Children's Hospital, Boston, which covers the use of steroid-derived small molecular weight compounds such as Panzem that are antimitotic agents and antiangiogenic compounds. A patent application has been filed covering purified Panzem as a composition of matter. There are eight pending United States patent applications and three issued United States patents covering this technology. Patent applications also cover estrogen-related compounds with anti-fungal activity and antiplaque activities in atherosclerosis.

   We also have an exclusive, worldwide license from Children's Hospital, Boston, which includes eight pending United States patent applications and three issued patents covering the thalidomide molecule and thalidomide analogs as antiangiogenic agents for the treatment of a wide variety of diseases that are caused by abnormal angiogenesis. These patent applications also include composition of matter coverage for certain thalidomide analogs. Composition of matter patent protection is not available for the molecule thalidomide. We are aware of several other issued patents covering certain non-antiangiogenic uses of thalidomide. Although we believe that the claims in such patents will not interfere with our proposed uses of thalidomide, there can be no assurance that the holders of such patents will not be able to exclude us from using thalidomide for other non-antiangiogenic uses of thalidomide. We have entered into a license agreement with Celgene under which we licensed to Celgene the use of thalidomide for treatment of antiangiogenic-mediated diseases.

   The terms of the licenses for Panzem, Angiostatin, Endostatin and Thalidomide extend until the underlying patents expire.

   Our subsidiary, TheraMed, has five United States patent applications pending and three issued patents covering our cell permeation technology. One of these patents has been licensed from the CBRL. These patent applications and patents cover the overall electroporation device, the electroporation chamber in the device and the treatment of a wide variety of diseases using cells that have been treated in the electroporation device.

   Patent applications corresponding to the above-described United States patent applications have been filed in Europe, Japan, Canada and other selected countries.

   We have registered the trademark ENTREMED in the U.S. Patent and Trademark Office and have applied for registration of the mark in selected foreign countries. We have filed for registration of the marks VASCULOSTATIN, THE ANGIOGENESIS COMPANY, ENTREVEST, METASTATIN, METHOXOL, METHOXIN, APOTONIN, APOTOPIN, SPECIREX, PANZEM, VAREXI and MERISIS in the U.S. Patent and Trademark Office.

GOVERNMENT REGULATION

   Our development, manufacture, and potential sale of therapeutics are subject to extensive regulation by United States and foreign governmental authorities.

Regulation of Pharmaceutical Products

   Our product candidates currently being developed may be regulated by the FDA as drugs or biologics or, in some cases, as medical devices. New drugs and medical devices are subject to regulation under the Federal Food, Drug, and Cosmetic Act, and biological products, in addition to being subject to certain provisions of that Act, are regulated under the Public Health Service Act. We believe that drug products developed by us or our collaborators will be regulated either as biological products or as new drugs. Both statutes and the regulations promulgated thereunder govern, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and other promotional practices involving biologics or new drugs, as the case may be. FDA approval or other clearances must be obtained before clinical testing, and before manufacturing and marketing of biologics, drugs and devices.

   Obtaining FDA approval has historically been a costly and time-consuming process. Generally, in order to gain FDA premarket approval, a developer first must conduct preclinical studies in the laboratory and in animal model systems to gain preliminary information on an agent's effectiveness and to identify any safety problems. The results of these studies are submitted as a part of an investigational new drug application, or IND, for a drug or biologic or an investigational device exemption, or IDE, for a device, which the FDA must review before human clinical trials of an investigational drug or device can start. The IND or IDE includes a detailed description of the clinical investigations to be undertaken.

   In order to commercialize any products, we or our collaborators must sponsor and file an IND (or, if applicable, IDE) and be responsible for initiating and overseeing the clinical studies to demonstrate the safety, effectiveness, and potency that are necessary to obtain FDA approval of any such products. For INDs or IDEs sponsored by us or our collaborators, we or our collaborators will be required to select qualified investigators (usually physicians within medical institutions) to supervise the administration of the products, and ensure that the investigations are conducted and monitored in accordance with FDA regulations, including the general investigational plan and protocols contained in the IND or IDE. Clinical trials of drugs or biologics are normally done in three phases, although the phases may overlap. Phase I trials are concerned primarily with the safety and preliminary effectiveness of the drug, involve fewer than 100 subjects, and may take from six months to over one year to complete. Phase II trials normally involve a few hundred patients and are designed primarily to demonstrate effectiveness in treating or diagnosing the disease or condition for which the drug is intended, although short-term side effects and risks in people whose health is impaired may also be examined. Phase III trials are expanded clinical trials with larger numbers of patients which are intended to evaluate the overall benefit-risk relationship of the drug and to gather additional information for proper dosage and labeling of the drug. Clinical trials generally take two to five years to complete, but may take longer. The FDA receives reports on the progress of each phase of clinical testing, and it may require the modification, suspension, or termination of clinical trials if it concludes that an unwarranted risk is presented to patients, or, in Phase II and III, if it concludes that the study protocols are deficient in design to meet their stated objectives.

   If clinical trials of a new product are completed successfully, the sponsor of the product may seek FDA marketing approval. If the product is regulated as a biologic, the FDA will require the submission and approval of a Biologics License Application (BLA) before commercial marketing of the biologic. If the product is classified as a new drug, an applicant must file a New Drug Application (NDA) with the FDA and receive approval before commercial marketing of the drug. If the product is classified as a medical device and it is not substantially equivalent to a device already on the market, a premarket approval application (PMA) must be submitted before marketing. The NDA, BLA or PMA must include detailed information about the product and its manufacture and the results of product development, preclinical studies and clinical trials. The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. NDAs, BLAs and PMAs submitted to the FDA can take up to two to five years to receive approval. If questions arise during the FDA review process, approval can take more than five years. Notwithstanding the submission of relevant data, the FDA may ultimately decide that the NDA, BLA or PMA does not satisfy its regulatory criteria for approval and deny approval or require additional clinical studies. In addition, the FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and effectiveness. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual regulatory requirements and review relating to GMPs, adverse event reporting, promotion and advertising, and other matters, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.

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

   Analogs of thalidomide and Panzem may be regulated as new chemical entities by the FDA's Center for Drug Evaluation and Research. Generally, as new chemical entities are discovered, formal IND-directed toxicology studies will be required prior to human testing. The remainder of the developmental and regulatory requirements will be similar to that of any new drug.

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

   The cell permeation technology, and specifically IHP-treated red blood cells, will be regulated by the FDA's Center for Biologics Evaluation and Research. In 1997, the FDA responded to a letter from us requesting a product jurisdiction determination, designating the Center for Biologics Evaluation and Research as the agency with primary jurisdiction for the premarket review and regulation of the product. The product will be reviewed as a medical device under the Premarket Application (PMA) provisions of the Federal Food, Drug and Cosmetic Act. Historically, the Office of Blood Research and Review in the Center for Biologics Evaluation and Research has had the most expertise and experience in regulating blood apheresis equipment and disposables associated with the processing of human blood. Further development for TheraMed's products is expected to follow a similar path to that of any therapeutic biologic, with successful completion of Phase I, Phase II and Phase III trials required to precede the filing of a PMA. The collection of blood from patients, the handling of blood cells and the reinfusion of cells is required to be done in compliance with procedures used for blood component collection. That regulation is designed to protect both donors and recipients of blood products and involves significant record-keeping and other burdens.

Regulation of Devices

   Any additional device products which we may develop are likely to be regulated by the FDA as medical devices rather than drugs. In addition, the device used to insert drugs and genes in blood cells will be regulated as a medical device. The nature of the FDA requirements applicable to such products depends on their classification by the FDA. A device developed by us would be automatically classified as a Class III device, requiring premarket approval, unless the device was substantially equivalent to an existing device that has been classified in Class I or Class II or to a pre-1976 device that has not yet been classified or we could convince the FDA to reclassify the device as Class I or Class II. If we were unable to demonstrate such substantial equivalence and unable to obtain reclassification, we would be required to undertake the costly and time-consuming process, comparable to that for new drugs, of conducting preclinical studies, obtaining an IDE to conduct clinical tests, filing a PMA, and obtaining FDA approval.

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

   We are aware of other companies developing thalidomide and certain of its chemical analogs for various disease indications, including our collaborative partner, Celgene, for the treatment of ENL, AIDS-related cachexia (or wasting) and mouth ulcers. Celgene has received approval from the FDA for the use of thalidomide in ENL. In 1997, two patents licensed to us were issued to Children's Hospital by the United States Patent and Trademark Office covering the use of thalidomide to treat angiogenic-mediated diseases including cancer, macular degeneration and rheumatoid arthritis. These patents have, in turn, been sublicensed by us to Celgene. Although we believe that these patent rights would preclude any company other than Celgene from marketing thalidomide for antiangiogenic indications, there can be no assurance that any patent will issue or afford meaningful protection. If a competitor of Celgene or us receives approval to market thalidomide for a particular disease indication, "off-label" use of thalidomide could adversely affect our business and operations. Although the FDA does not permit a manufacturer or distributor to market or promote an approved drug for an unapproved off-label use or dosage level, under its "practice of medicine" policy, the FDA generally does not prohibit a physician from prescribing an approved drug product for an unapproved use or dosage. In addition, pharmaceutical companies may provide certain information concerning off-label uses of their drug in compliance with statutory provisions or as permitted by court orders in a pending court challenge to the FDA's authority to regulate the dissemination of such information.

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

EMPLOYEES

   As of December 31, 2000, we had 101 full-time employees, of which 71 were employed in research and development positions and 30 were employed in general and administrative positions. In addition, our subsidiary, TheraMed, had 11 full-time employees. We intend to hire additional personnel in addition to utilizing part-time or temporary consultants on an as-needed basis. None of our employees is represented by a labor union and we believe our relations with our employees are satisfactory.

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

We have a history of losses and anticipate future losses

   To date, we have been engaged primarily in research and development activities. Although we have received license fees and research and development funding from our former collaboration with Bristol- Myers Squibb Company, limited revenues from Celgene as royalties on the sale of THALOMID(R), and certain research grants, we have not derived significant revenues from operations.

   At December 31, 2000, we had an accumulated deficit of approximately $132,412,000. Significant losses have continued since December 31, 2000. We also will be required to conduct substantial research and development and clinical testing activities for all of our proposed products. We expect that these activities will result in operating losses for the foreseeable future, particularly due to the extended time period before we expect to commercialize any products, if ever. In addition, to the extent we rely upon others for development and commercialization of our products, our ability to achieve profitability will depend upon the success of these other parties. To support our research and development of certain product candidates, we also rely to a significant extent on grants and cooperative agreements from governmental and other organizations as a source of revenues and clinical support. If our grant revenue or cooperative agreements were to be reduced to any substantial extent, it may impair our ability to continue our research and development efforts. We cannot assure you that we will be able to generate revenues from operations or achieve profitability on a sustained basis, if at all.

Development of our products is at an early stage and is uncertain

   Our proposed products and research programs are in the early stage of clinical development and require significant, time-consuming and costly research and development, testing and regulatory clearances. In developing our products, we are subject to risks of failure that are inherent in the development of products and therapeutic procedures based on innovative technologies. For example, it is possible that any or all of these proposed products or procedures will be ineffective or toxic, or otherwise will fail to receive necessary FDA clearances. There is a risk that the proposed products or procedures will be uneconomical to manufacture or market or will not achieve broad market acceptance. There also is a risk that third parties may hold proprietary rights that preclude us from marketing our proposed products or that others will market a superior or equivalent product. The failure of our research and development activities to result in any commercially viable products would materially adversely affect our business.

   Angiostatin and Endostatin, Panzem (2ME2) and thalidomide analogs are at the clinical and preclinical stages of development. Until very recently, these product candidates had only been tested on animals and not on humans. Although these product candidates have demonstrated some success in preclinical studies in combating tumors in mice, there is absolutely no assurance that the agents will prove to be similarly effective in combating tumors in humans during clinical trials and testing. Mice are not people, and although the scientific community considers the study of mice useful, we cannot say whether agents that are successful in treating tumors in mice will be non-toxic to humans, let alone beneficial. In the cancer context, testing on mice may occur under different conditions than testing in people, including the manner in which tumors are introduced into mice, the genetic make-up of laboratory mice populations (homogeneity as opposed to diversity), tumor type or location or other unidentified factors. There are many regulatory steps that must be taken before any of these product candidates will be eligible for FDA approval and subsequent sale, including the completion of preclinical (animal) and clinical (human) trials. We do not expect that these product candidates will be commercially available for several years, if ever.

We must subject potential products to clinical trials, the results of which are uncertain

   Before obtaining regulatory approvals for the commercial sale of our products, we or our collaborative partners will be required to demonstrate through preclinical studies (animal testing) and clinical trials (human testing) that our proposed products are safe and effective for use in each target indication. The results from preclinical studies on animals may not be predictive of results that will be obtained in clinical trials and large-scale testing on humans.

   Our product candidate Endostatin entered Phase I clinical trials on humans. Patient recruitment is also underway for Phase I clinical trials of Angiostatin and Panzem (2ME2), and we begandrug administration in April 2000. Phase II trials for Panzem (2ME2) began in 2001. Thalidomide, which we licensed to Celgene, is currently being tested in Phase II and III clinical trials on humans for a variety of types of cancer. In the future, we will be required to conduct clinical trials on humans for thalidomide analogs and other new molecules developed by our scientists. We have only limited experience in conducting clinical trials on humans and intend to rely on pharmaceutical companies, the National Cancer Institute, and contract research organizations with which we collaborate for clinical development and regulatory approval of our product candidates. We cannot guarantee that the clinical trials conducted by our partners or us will demonstrate sufficient safety and efficacy to obtain the required regulatory approvals or will result in marketable products.

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

    -  the regulatory approval process; or

    -  product launch.

   Also, we are a party to sponsored research agreements pursuant to which we have agreed to fund an aggregate of approximately $3,981,0002,853,000 through 2003 (including $1,433,000 to Children's Hospital), and materials production costs of up to $9,300,000 for clinical trials. In addition, under the terms of certain license agreements, we must be diligent in bringing potential products to market and must make future milestone payments of up to $3,435,000 and additional payments upon attainment of regulatory milestones. If we fail to comply with the milestones or fail to make any required sponsored research or milestone payment, we could face the termination of the relevant sponsored research or license agreement, which could have a material adverse effect on our business.

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

We may need new collaborative partners to develop and commercialize products

   We plan to develop and commercialize our product portfolio with or without corporate alliances and partners. Nonetheless, we intend to explore opportunities for new corporate alliances and partners to help us develop, commercialize and market our products. We expect to grant to our partners certain rights to commercialize any products developed under these agreements, and we may rely on our partners to conduct research and development efforts and clinical trials on, obtain regulatory approvals for, and manufacture and market any products licensed to them. Each individual partner will seek to control the amount and timing of resources devoted to these activities generally. Our revenues will be obtained from strategic partners as research and development payments and upon achievement of certain milestones. Since we generally expect to obtain a royalty for sales or a percentage of profits of products licensed to third parties, our revenues may be less than if we retained all commercialization rights and marketed products directly. In addition, there is a risk that our corporate partners will pursue alternative technologies or develop competitive products as a means for developing treatments for the diseases targeted by our programs.

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

We have no current manufacturing capacity

   We are currently manufacturing products for clinical trials on a contract basis. We do not expect to manufacture or market products in the near term, but we may try to do so in certain cases. We do not currently have the capacity to manufacture or market products and limited experience in these activities. If we elect to perform these functions, we will be required to either develop these capacities, or contract with others to perform some or all of these tasks. We may be dependent to a significant extent on corporate partners, licensees, or other entities for manufacturing and marketing of products. If we engage directly in manufacturing or marketing, we will require substantial additional funds and personnel and will be required to comply with extensive regulations. We cannot guarantee that we will be able to develop or contract for these capacities when required in connection with our business.

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

    -  independent development of similar products by third parties; or

    - ability of third parties to design around patents issued to us or our collaborators.

   For several of the products that we are developing, including thalidomide and Panzem(2ME2), composition of matter patents are not available because the compounds are in the public domain. In these cases, only patents covering the "use" of the product are available. In general, patents covering a new use for a known compound can be more difficult to enforce against infringers of the use claims in the patent. We have secured use patents covering the use of thalidomide for the treatment of angiogenic diseases. We are aware of at least two other issued patents covering certain non-antiangiogenic uses of thalidomide. Although we believe that the claims in such patents will not interfere with our proposed use of thalidomide, we cannot guarantee that the holders of such patents will not be able to exclude us from marketing thalidomide for other uses. We have also secured use patents covering Panzem (2ME2).

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

   Our potential products may conflict with patents that have been or may be granted to competitors, universities or others. As the biotechnology industry expands and more patents are issued, the risk increases that our potential products may give rise to claims that they infringe the patents of others. Such other persons could bring legal actions against us claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the affected products. Any such litigation could result in substantial cost to us and diversion of effort by our management and technical personnel. If any of these actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. We cannot guarantee that we would prevail in any action or that any license required under any needed patent would be made available on acceptable terms, if at all. Failure to obtain needed patents, licenses, or proprietary information held by others may have a material adverse effect on our business.

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

   The expiration of our relationship with Children's Hospital, Boston, could adversely impact our ability to acquire future product candidates and could subject us to increased competition

   We have relationships with collaborators at academic and other institutions who conduct research either on our behalf or whose research we have the right to license and use. Our primary research collaboration has been with Children's Hospital, Boston. Pursuant to our agreement with Children's Hospital, Boston, we agreed to provide funding for some of their antiangiogenesis research projects and granted them options to acquire an ownership interest in us. In return, they gave us the right to fund additional research projects and obtain licenses to any discoveries arising from that research. Children's Hospital, Boston, originally discovered Endostatin, Angiostatin, Panzem (2ME2), and the antiangiogenic properties of thalidomide and certain thalidomide analogs. To date, we have received licenses from Children's Hospital, Boston, for these products.

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

    -  actions by traders and shortsellers;

    -  articles in the public press;

    -  general market conditions; and

    -  sales of substantial numbers of shares of common stock.


ITEM 2. PROPERTIES

   We currently lease approximately 46,000 square feet of space (approximately 32,000 square feet of which is laboratory space) in Rockville, Maryland. The lease expires in October 2008. We believe that our existing facilities will be adequate to accommodate the implementation of our current business plan.

ITEM 3. LEGAL PROCEEDINGS

    We are a defendant in a lawsuit initiated in August 1995 in the United States District Court for the Eastern District of Tennessee by Bolling, McCool & Twist ("BMT"), a consulting firm. In the suit, BMT asserts that we breached an agreement between BMT and us by failing to pay BMT certain fees it asserts are owed under the agreement. More specifically, BMT has asserted a claim for the payment of services rendered in the approximate amount of $50,000 and seeks a success fee in an unspecified amount in connection with the BMS Collaboration. The judge in the case bifurcated the proceeding into two phases: an adjudication of whether we breached our agreement with BMT and then a damage phase. After a trial on the merits the jury found in favor of BMT on the breach of contract claim. A trial to determine damages had been scheduled for April 14, 1998. However, on April 6, 1998, the court issued an Order pursuant to which damages were limited to those arising during the term of the Agreement, which terminated on November 1, 1995. On May 6, 1999, the court confirmed its decision by granting our motion for summary judgement and limiting our damages to approximately $50,000 plus interest. Thus, this litigation at the trial level has been concluded. BMT has filed an appeal and we have cross-appealed. On February 27, 2001, the United States Court of appeals handed down a decision in the aforementioned appeal. The Court of Appeals has effectively remanded the case back to the district court for a trial on what were the basic issues, whether or not Bolling, McCool and Twist was entitled to any percentage of anything of value received by EntreMed from the Bristol-Myers Squibb agreement with EntreMed. On March 13, 2001, EntreMed filed for a Court of Appeals panel rehearing. We cannot predict the outcome of such appeal. However, we intend to continue to contest any further action vigorously and believe that this proceeding will not have a material adverse effect on us or on our financial condition, although there can be no assurance that this will be the case.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   Our common stock began trading publicly on the Nasdaq National Market under the symbol "ENMD" on June 12, 1996. The following table sets forth the high and low closing price for our common stock by quarter, as reported by the Nasdaq National Market, for the periods indicated:

                                     HIGH          LOW
                                     ----          ---
1999:
  First Quarter................  $      33      $  12 7/8
  Second Quarter...............     28 1/8             20
  Third Quarter................     25 1/4         20 1/4
  Fourth Quarter...............   31 11/16             22
2000:
  First Quarter................  $  98 1/2      $      27
  Second Quarter...............    56 7/16         21 3/4
  Third Quarter................         37         23 3/4
  Fourth Quarter...............         38         17 1/4
2001:
  First Quarter (through March
    26, 2001)..................  $  27 5/1      $15 11/64

   On March 26, 2001, the closing price of our common stock, as reported by the Nasdaq National Market, was $17.3125 per share. As of March 26, 2001 there were approximately 800 holders of record of our common stock.

   Since our initial public offering in 1996, we have not paid cash dividends on our common stock. We currently anticipate that any earnings will be retained for the continued development of our business and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data as of December 31, 2000, and for each of the five years in the period ended December 31, 2000, are from the financial statements of EntreMed, Inc. The data should be read in conjunction with the financial statements, related notes and other financial information included herein.

                                                     Year Ended December 31,

STATEMENTS OF OPERATIONS DATA:      2000           1999           1998         1997         1996
                                ---------------------------------------------------------------------
Revenues
   Collaborative research
        and development         $     -           $3,099,166    $4,473,131   $4,342,369    $4,425,000
   License fees                       -              403,333       200,000      200,000       200,000
   Grant revenues                     401,477        339,087       472,667      215,119          -
   Royalty revenues                 3,117,282      1,123,111        -             -              -
   Other                              153,016         52,853        15,675        -              -
Total revenues                      3,671,775      5,017,550     5,161,483    4,757,488     4,625,000

Expenses:
   Research and development        41,715,598     35,529,435    15,084,993    8,998,705     7,553,793
   General and administrative      12,673,851      8,028,922     5,760,215    4,915,724     3,435,501
   Interest expense                   241,451         22,270        -             1,418        27,267
   Investment income              (2,164,747)     (1,677,361)   (2,169,955)  (2,621,630)   (1,621,729)
Net loss                        $(48,794,378)   $(36,885,716) $(13,513,770) $(6,536,729)  $(4,769,832)
Net loss per share                    $(3.04)         $(2.67)       $(1.07)      $(0.54)       $(0.50)

Weighted average number of
   shares outstanding              16,057,047     13,801,220    12,681,824   12,158,372     9,532,671

Pro forma net loss per
   share(1)                                                                                   $ (0.46)

Pro forma weighted average
      number of shares
      outstanding (1)                                                                      10,422,781

BALANCE SHEET DATA:
   Cash and cash equivalents
      and short-term
      investments                $ 24,503,886   $ 26,027,235  $ 35,171,060  $45,245,071   $52,720,829
   Working capital                 15,129,183     19,242,907    29,269,715   41,454,371    49,049,124
   Total assets                    31,410,412     31,843,625    39,574,003   47,838,663    54,146,339
   Deferred revenue, less
      current portion                 -              -              -         1,341,666     2,236,666
   Accumulated deficit           (130,987,395)   (82,193,018)  (45,307,302) (31,793,532)  (25,256,803)
   Total stockholders' equity      19,039,945     21,984,801    33,188,064   41,953,094    47,694,191

---------
(1) Pro forma net loss per share and weighted average shares outstanding for the years ended December 31, 1996 give effect to the automatic conversion of 3,000,000 outstanding shares of Preferred Stock into 2,000,000 shares of Common Stock on June 19, 1996, the effective date of the Company's initial public offering. See Notes 1 and 8 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. See "Risk Factors".

OVERVIEW

   Since our inception in September 1991, we have devoted substantially all of our efforts and resources to sponsoring and conducting research and development on our own behalf and through collaborations. Through December 31, 2000, with the exception of license fees, research and development funding, royalty payments, and certain research grants, we have not generated any revenue from operations. We anticipate our primary revenue sources for the next few years to include royalty revenues, research grants and collaboration payments under current or future arrangements. The timing and amounts of such revenues, if any, will likely fluctuate and depend upon the achievement of specified research and development milestones, and results of operations for any period may be unrelated to the results of operations for any other period.

RESULTS OF OPERATIONS

Years Ended December 31, 2000, 1999 and 1998.

   Revenues. Revenues decreased approximately 27% in 2000 to approximately $3,672,000 from $5,018,000 in 1999 and decreased approximately 3% in 1999 from approximately $5,161,000 in 1998. The 2000 decrease results from the absence of Bristol-Myers Squibb Company (BMS) collaborative research and development fees and license fees. Revenues under collaborative research and development agreements were approximately $3,099,000 and $4,473,000 and license fees were approximately $403,000 and $200,000 in the years ended December 31, 1999 and 1998, respectively. Revenues in 1999 consisted of the balance of the BMS collaborative research and development fees, license fees and related deferred revenue. These amounts declined in comparison to 1998 due to the modification of the research agreement with BMS in February 1999 whereby we assumed all responsibility for preclinical and clinical work on the Angiostatin protein effective August 1999. Deferred revenue from the collaborative research and development fees related to the amortization over a five-year term of a one-time payment from BMS received in December 1995 of $2,500,000 ($958,000 and $500,000 recognized in 1999 and 1998, respectively) and the amortization of semi-annual payments of $1,835,000 ($2,141,000 and $3,670,000 recognized in 1999 and 1998, respectively) under the BMS collaboration agreement, both of which were fully amortized in August 1999. The license fee represented the amortization over five years of a one-time $1,000,000 license fee received in December 1995 under the BMS collaboration agreement, a portion of which was paid to Children's Hospital, Boston, which also was fully amortized in August 1999. In 1998 we also recognized revenues of $303,000 as reimbursement for clinical studies called for under the original BMS collaboration agreement. Included in grant revenues are funds received from a Small Business Innovative Research, or SBIR, program of the National Institutes of Health of approximately $401,000, $264,000 and $455,000 in 2000, 1999 and 1998, respectively. In accordance with our 1998 collaborative sublicensing agreement for thalidomide with Celgene, we recognized net royalty revenues from Celgene's sales of thalidomide (THALOMID(R)) of approximately $3,115,000 for the year ended December 31, 2000 an increase of approximately 177% from approximately $1,123,000 in 1999.

   Research and development expenses. Research and development expenses increased approximately 17% in 2000 to approximately $41,715,000 from $35,529,000 in 1999, and increased by approximately 136% in 1999 from approximately $15,085,000 in 1998. These increases resulted primarily from scale-up in manufacturing of our three product candidates, Endostatin, Panzem and Angiostatin, to support our clinical trial program, and our internal and sponsored research and product development programs related to our antiangiogenesis and blood cell permeation technologies. Research and development expenditures included sponsored research and clinical trial payments of approximately $4,636,000, $4,138,000 and $5,677,000 and internal research and development expenses of approximately $37,0820,000, $31,391,000 and $9,408,000 in 2000, 1999 and 1998, respectively. Sponsored research payments to academic collaborators include payments to Children's Hospital, Boston of $2,517,000 in 2000, $2,650,000 in 1999, $2,525,000 in 1998. Overall, research and development personnel increased to 80 as of December 31, 2000 from 55 as of December 31, 1999. Research and development expenses are expected to continue to increase as we manufacture product candidates for expanded clinical trials and expand our research and development efforts.

   General and administrative expenses. General and administrative expenses increased by 58% in 2000 to approximately $12,674,000 from $8,029,000 in 1999 and increased by 39% in 1999 from $5,760,000 in 1998. The increases resulted primarily from increases in administrative costs associated with adding administrative staff to support the research and collaborative efforts we are conducting, investigating potential strategic relationships and obtaining professional services.

   Interest expense. Interest expense increased by approximately 995% in 2000 to approximately $241,000 from approximately $22,000. The 2000 increase resulted from amortized payments pursuant to a December 1999 borrowing secured by our equipment.

   Investment income. Investment income increased by approximately 29.1% in 2000 to approximately $2,165,000 from approximately $1,677,000 a 22.7% decrease from $2,170,000 in 1998. The 2000 increase resulted from an increase in our invested cash resulting from the sale of our common stock.

LIQUIDITY AND CAPITAL RESOURCES

   At December 31, 2000, we had cash and cash equivalents of approximately $24,504,000 with working capital of approximately $15,129,000, primarily representing the net proceeds of our private placements of equity securities and our public offerings, payments from BMS which include equity investments, royalties received from Celgene, proceeds from secured borrowing and various grants.

   We anticipate incurring substantial additional losses over at least the next several years due to, among other factors, the need to expend substantial amounts on our ongoing and planned clinical trials, additional research and development activities, and related business development and general corporate expenses. From inception through December 31, 2000, we have financed our operations primarily from:

    - the net proceeds of approximately $17,000,000 from private placements of equity securities;

    - payments from BMS of approximately $29,200,000 (of which $11,500,000 was an equity investment);

    - various grants of approximately $1,578,000 from the World Health Organization and SBIR;

    - net royalty revenues of approximately $4,232,000 recognized from Celgene's sales of THALOMID(R);

    - net proceeds of approximately $43,541,000 from our initial public offering;

    - net proceeds of approximately $28,400,000 from a private offering completed on July 27, 1999 of 1,478,118 shares of our common stock, Series 1 Warrants to purchase a total of 739,059 shares of common stock at an exercise price of $33.02 and Series 2 Warrants to purchase a total of 739,059 shares of common stock at an exercise price of $25.45;

    - net proceeds of $17,818,000 from exercise of Series 2 Warrants and $6,402,000 from exercise of Series 1 Warrants issued in connection with the July 27, 1999 private offering;

    - proceeds of $3,000,000 from a borrowing in December 1999 secured by our equipment; and

    - net proceeds of approximately $20,680,000 from a public offering completed on June 19, 2000 of 1,000,000 shares of our common stock.

   - net proceeds of approximately $24,534,000 from a public offering completed on March 2, 2001 of 1,450,000 shares of our common stock.

   The Series 1 Warrants issued in connection with the private offering completed on July 27, 1999 are terminable by us at any time after January 27, 2002 if our common stock trades at a per share price greater than $61.91 for ten consecutive trading days and such Warrants are not exercised within a specified period after our delivery of a written notice. If the remaining Series 1 Warrants were fully exercised, they would result in us receiving $18,001,000 in aggregate exercise proceeds. We terminated the remaining Series 2 Warrants under a similar provision on June 1, 2000.

   Our cash resources have been used to finance research and development, including sponsored research, drug manufacturing for clinical trials, stock repurchases, capital expenditures, including leasehold improvements to our new facility, and general and administrative expenses. Over the next several years, we expect to incur substantial additional research and development costs, including costs related to early-stage research, preclinical and clinical trials, product candidate manufacturing, increased administrative expenses to support our research and development operations and increased capital expenditures for expanded research capacity, various equipment needs and facility improvements.

   At December 31, 2000, we were a party to the following agreements requiring our funding: sponsored research in an aggregate of approximately $2,308,000 through 2001 (including $1,433,000 to Children's Hospital, Boston); clinical trials of approximately $1,424,000; manufacturing of product candidates for clinical trials of an estimated $9,300,000; future milestone payments of up to $3,435,000 and additional payments upon attainment of regulatory milestones.

   In December 2000 and 1999, we exercised our option to repurchase shares of our common stock from BMS for $13.143 per share. Shares repurchased totaled 291,666 and 291,667 for repurchase prices of $3,833,367 and $3,833,379 in 2000 and 1999 respectively. Shares repurchased from BMS are accounted for as treasury stock. BMS' remaining 291,666 shares held in connection with the collaborative research and development agreement are subject to certain restrictions and we may exercise our right to repurchase these remaining shares for $13.143 per share (approximately BMS' cost per share) at any time prior to November 30, 2001.

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

   We will require substantial funds in addition to the present existing working capital to develop our product candidates and to fully meet our business objectives. In addition to additional equity offerings, we are exploring other opportunities to raise funds. We are negotiating a possible assignment of some or all of our rights to receive future THALOMID(R) royalties. We cannot predict whether our efforts will be successful.

INFLATION AND INTEREST RATE CHANGES

Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.

ITEM 7(a) QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing the risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned our cash and cash equivalents. Due to the short term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of December 31, 2000.


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

10.21(5) Lease Agreement between EntreMed, Inc. and Red Gate III Limited Partnership, dated June 10, 1998*

10.22(6)     1999 Long-Term Incentive Plan*

10.23(6) Research Agreement, as amended and restated as of June 24, 1999, between EntreMed, Inc. and Children's Hospital

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

10.26(8) Form of Securities Purchase Agreement, dated as of July 22, 1999, by and among EntreMed, Inc. and the purchasers in the offering

10.27(8) Form of Registration Rights Agreement, dated as of July 27, 1999, by and among EntreMed, Inc. and the purchasers in the offering

10.28(9) Research Agreement, dated October 1, 1999, between EntreMed, Inc. and Children's Hospital

10.29(10)    Manufacturing Services Agreement between the Company and Chiron
             Corporation, dated April 13, 2000

10.30* First Amendment to Research Agreement, dated December 6, 2000, between EntreMed, Inc. and Children's Hospital

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

(9) Incorporated by reference to our Form 10-K for the year ended December 31, 1999 previously filed with the Securities and Exchange Commission.

(10) Incorporated by reference to our Form 10-Q for the quarter ended June 30, 2000 previously filed with the Securities and Exchange Commission.

(b)     No reports on Form 8-K were filed during the last quarter of 2000.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTREMED, INC.

By:      /s/ John W. Holaday, Ph.D.
         ----------------------------------------------
John W. Holaday, Ph.D., Chairman of the
Board, President and Chief Executive Officer
March 30, 2001

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

SIGNATURE                         TITLE                          DATE
---------                         -----                          ----

/s/ John W. Holaday, Ph.D.        Chairman of the Board and      3/30/01
---------------------------       Chief Executive Officer
John W. Holaday, Ph.D.            (principal executive officer)


/s/ Thomas P. Russo               Chief Financial Officer        3/30/01
----------------------            (principal financial and
Thomas P. Russo                   accounting officer)


/s/ Donald S. Brooks              Director                       3/30/01
--------------------
Donald S. Brooks


/s/ Jerry Finkelstein             Director                       3/30/01
---------------------
Jerry Finkelstein


/s/ Lee F. Meier                  Director                       3/30/01
----------------
Lee F. Meier


/s/ Mark C. M. Randall            Director                       3/30/01
----------------------
Mark C. M. Randall


/s/ Wendell M. Starke             Director                       3/30/01
---------------------
Wendell M. Starke


/s/ Peter S. Knight               Director                       3/30/01
----------------------
Peter S. Knight

                           ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(a)(1) and (2), (c) and (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 2000

                                 ENTREMED, INC.

                               ROCKVILLE, MARYLAND

                        Form 10-K - Item 14(a)(1) and (2)

ENTREMED, INC. AND SUBSIDIARIES

List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements of EntreMed, Inc. and subsidiaries are included in Item 8:

Report of Independent Auditors.....................................................F-1
Consolidated Balance Sheets as of December 31, 2000 and 1999.......................F-2
Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.........................................................................F-3
Consolidated Statements of Stockholders' Equity for the years ended December 31,
  2000, 1999 and 1998..............................................................F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.........................................................................F-5
Notes to Consolidated Financial Statements.........................................F-6

The following consolidated financial statement schedules of EntreMed, Inc. and subsidiaries are included in Item 14(d):

None

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         Report of Independent Auditors

Board of Directors and Shareholders
EntreMed, Inc.

We have audited the accompanying consolidated balance sheets of EntreMed, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EntreMed, Inc. at December 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



McLean, Virginia                                               Ernst & Young LLP
March 2, 2001

                                 EntreMed, Inc.

                           Consolidated Balance Sheets

                                                                      DECEMBER 31,
                                                                 2000              1999
                                                           ------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $24,503,886       $26,027,235
  Accounts receivable                                          1,473,383           618,598
  Interest receivable                                              5,086           105,482
  Prepaid expenses and other                                     494,011           336,443
                                                           ------------------------------------
Total current assets                                          26,476,366        27,087,758

Furniture and equipment, net                                   4,576,483         4,013,785

Other assets                                                     357,563           742,082
                                                           ------------------------------------
Total assets                                                 $31,410,412       $31,843,625
                                                           ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $ 8,562,671       $ 4,887,693
  Accrued liabilities                                          1,787,416         1,756,538
  Current portion of notes payable                               997,096         1,125,620
  Deferred revenue                                                     -            75,000
                                                           ------------------------------------
Total current liabilities                                     11,347,183         7,844,851

Notes payable, less current portion                            1,005,728         1,995,327

Minority interest                                                 17,556            18,646

Stockholders' equity:
  Convertible preferred stock, $1.00 par and  $1.50
    liquidation value:
    5,000,000 shares authorized, none issued and
      outstanding at December 31, 2000 and 1999                        -                 -
  Common stock, $.01 par value:
    35,000,000 shares authorized, 17,237,155 and
      14,755,998 shares issued and outstanding at
      December 31, 2000 and 1999, respectively                   172,371           147,560
  Treasury stock, at cost:  583,333 and 291,667 shares
    held at December 31, 2000 and 1999, respectively          (7,666,746)       (3,833,379)
  Additional paid-in capital                                 157,521,715       107,863,638
  Accumulated deficit                                       (130,987,395)      (82,193,018)
                                                           ------------------------------------
Total stockholders' equity                                    19,039,945        21,984,801
                                                           ------------------------------------
Total liabilities and stockholders' equity                   $31,410,412       $31,843,625
                                                           ====================================


See accompanying notes.

                                 EntreMed, Inc.

                      Consolidated Statements of Operations


                                                       YEAR ENDED DECEMBER 31,
                                                  2000           1999           1998
                                             ---------------------------------------------
Revenues:
  Collaborative research and development
    (Note 5)                                  $          -   $  3,099,166   $  4,473,131
  Licensing (Note 5)                                     -        403,333        200,000
  Grants                                           401,477        339,087        472,677
  Royalties                                      3,117,282      1,123,111              -
  Other                                            153,016         52,853         15,675
                                             ---------------------------------------------
                                                 3,671,775      5,017,550      5,161,483

Costs and expenses:
  Research and development                      41,715,598     35,529,435     15,084,993
  General and administrative                    12,673,851      8,028,922      5,760,215
                                             ---------------------------------------------
                                                54,389,449     43,558,357     20,845,208
Interest expense                                  (241,451)       (22,270)             -
Investment income                                2,164,748      1,677,361      2,169,955
                                             ---------------------------------------------

Net loss                                      $(48,794,377)  $(36,885,716)  $(13,513,770)
                                             =============================================

Net loss per share (basic and diluted)        $      (3.04)  $      (2.67)  $      (1.07)
                                             =============================================
Weighted average number of shares
  outstanding (basic and diluted)               16,057,047     13,801,220     12,681,824
                                             =============================================





See accompanying notes.

                                 ENTREMED, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                     Common Stock                                Additional
                                           ------------------------------------  Treasury         Paid-in         Accumulated
                                                 Shares           Amount           Stock          Capital           Deficit
                                           ----------------------------------------------------------------------------------------

Balance at December 31,1997                        12,253,768        $ 122,538              -       $73,624,088     $(31,793,532)
  Issuance of common stock for options
     and warrants exercised                           869,263            8,692              -         4,740,048                -
  Net loss                                                  -                -              -                 -      (13,513,770)
                                           ----------------------------------------------------------------------------------------


Balance at December 31,1998                        13,123,031          131,230              -        78,364,136      (45,307,302)
  Issuance of common stock for options
     and warrants exercised                           154,849            1,549              -         1,091,987                -
  Sale of common stock at $20.362 per
     share, net of offering costs of
     approximately $1,675,143                       1,478,118           14,781              -        28,407,515                -
  Purchase of treasury shares at $13.143
     per share                                       (291,667)               -     (3,833,379)                -                -
  Net loss                                                  -                -              -                 -      (36,885,716)
                                           ----------------------------------------------------------------------------------------

Balance at December 31,1999                        14,464,331          147,560     (3,833,379)     $107,863,638      (82,193,018)
  Issuance of common stock for options
     and warrants exercised                         1,481,157           14,811              -        28,973,732                -
  Sale of common stock at $22.00 per
     share, net of offering costs of
     approximately $1,673,000                       1,000,000           10,000              -        20,317,284                -
  Non cash stock compensation                               -                -              -           367,061                -
  Purchase of treasury shares at $13.143
     per share                                       (291,666)               -     (3,833,367)                -                -
  Net loss                                                  -                -              -                 -      (48,794,377)
                                           ----------------------------------------------------------------------------------------

Balance at December 31,2000                        16,653,822        $ 172,371   $ (7,666,746)     $157,521,715    $(130,987,395)
                                           ========================================================================================




                                                Total
                                           ------------------

Balance at December 31,1997                     $ 41,953,094
  Issuance of common stock for options
     and warrants exercised                        4,748,740
  Net loss                                       (13,513,770)
                                           ------------------


Balance at December 31,1998                       33,188,064
  Issuance of common stock for options
     and warrants exercised                        1,093,536
  Sale of common stock at $20.362 per
     share, net of offering costs of
     approximately $1,675,143                     28,422,296
  Purchase of treasury shares at $13.143
     per share                                    (3,833,379)
  Net loss                                       (36,885,716)
                                           ------------------

Balance at December 31,1999                       21,984,801
  Issuance of common stock for options
     and warrants exercised                       28,988,543
  Sale of common stock at $22.00 per
     share, net of offering costs of
     approximately $1,673,000                     20,327,284
  Non cash stock compensation                        367,061
  Purchase of treasury shares at $13.143
     per share                                    (3,833,367)
  Net loss                                       (48,794,377)
                                           ------------------

Balance at December 31,2000                     $ 19,039,945
                                           ==================

                                 EntreMed, Inc.

                      Consolidated Statements of Cash Flows


                                                         YEAR ENDED DECEMBER 31,
                                                      2000         1999         1998
                                                  ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                         $(48,794,377) $(36,863,446) $(13,513,770)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                   1,077,667       902,131       740,847
    Loss on equity investment                         366,790       232,000       100,000
    Stock and warrants issued for compensation
      and consulting services                         367,061             -             -
    Minority interest                                  (1,090)        4,239       (48,093)
    Changes in operating assets and liabilities:
      Accounts receivable                            (854,785)     (506,215)      (28,232)
      Interest receivable                             100,396        81,445       333,530
      Prepaid expenses and other                     (139,840)       29,653      (234,193)
      Accounts payable                              3,674,979     2,794,676       998,059
      Accrued liabilities                              30,878       401,586        66,777
      Deferred revenue (Note 5)                       (75,000)   (2,870,833)     (928,130)
                                                  ---------------------------------------
Net cash used by operating activities             (44,247,321)  (35,794,764)  (12,513,205)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                         -             -   (12,257,054)
Maturities of short-term investments                        -     4,352,371    34,917,263
Other investments                                           -            -       (500,000)
Purchases of furniture and equipment               (1,640,365)   (1,936,679)   (1,809,546)
                                                  ---------------------------------------
Net cash provided (used) by investing activities   (1,640,365)    2,415,692    20,350,663

CASH FLOWS FROM FINANCING ACTIVITIES
Sales of common stock                              49,315,827    29,515,832     4,748,740
Proceeds from note payable                                  -     3,000,000             -
Purchase of treasury stock                         (3,833,367)   (3,833,379)            -
Payment on note payable                            (1,118,123)      (94,835)
                                                  ---------------------------------------
Net cash provided by financing activities          44,364,337    28,587,618     4,748,740

                                                  ---------------------------------------
Net increase (decrease) in cash and cash
  equivalents                                      (1,523,349)   (4,791,454)   12,586,198
Cash and cash equivalents at beginning of year     26,027,235    30,818,689    18,232,491
                                                  ---------------------------------------
Cash and cash equivalents at end of year          $24,503,886  $ 26,027,235  $ 30,818,689
                                                  =======================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                     $   263,721  $          -  $          -
                                                  =======================================



See accompanying notes.

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 2000, 1999 and 1998


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

The Company's plans for financing the development of its products include public offerings of common stock and sale of certain licensing rights. During March 2001, the Company completed a public offering of 1,550,000 shares of its common stock resulting in gross proceeds, prior to the deduction of fees and commissions, of approximately $28 million (net proceeds of $26.2 million). The Company has 450,000 shares remaining on an effective shelf registration and is currently exploring the sale of these shares with an investment bank. Additionally, the Company is negotiating a possible assignment of some or all of its rights to receive future THALOMID(R) royalties. The Company will use the proceeds from the sale of common stock and its royalty revenue stream to help fund operations in 2001 and the subsequent year.

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements





1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

The accompanying consolidated financial statements include the accounts of the Company's 85% owned subsidiary, Cytokine Sciences, Inc. ("Cytokine") and 96.9% owned subsidiary TheraMed Inc. ("TheraMed"). Cytokine was formed in June 1996 for the purpose of acquiring the assets of Innovative Therapeutics, Inc. in July 1996 in exchange for 15% of the common stock of Cytokine valued at approximately $44,000. TheraMed was formed in July 1998 as a wholly owned subsidiary. On April 1, 2000 TheraMed was capitalized with $39,000 from the Company and $1,000 from a minority investor. The Company also agreed to contribute certain technology and to provide additional funding in exchange for preferred stock. The Company further agreed to provide facility and administrative services for which TheraMed Inc. is obligated to reimburse EntreMed. Inc. TheraMed Inc. will focus on the continued development and the commercialization of blood cell permeation technology. All intercompany balances and transactions have been eliminated in consolidation. Minority interest expense (income) of $(1,090), $4,239 and $(48,093) is included in general and administrative expenses for the years ended December 31, 2000, 1999 and 1998, respectively.

RESEARCH AND DEVELOPMENT

Research and development expenses consist of independent proprietary research and development costs, the costs associated with work performed under collaborative research agreements and the Company's sponsored funding of research programs performed by others. Research and development costs are expensed as incurred.

PATENT COSTS

Costs incurred in filing, defending and maintaining patents are expensed as incurred. Such costs aggregated approximately $1,298,000, $1,068,000 and $778,000 in 2000, 1999, and 1998, respectively.

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements




1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost and are depreciated over their expected useful lives. Depreciation is provided on a straight-line basis. Substantially all of the Company's furniture and equipment serves as collateral for a note (see Note 6). Furniture and equipment are summarized as follows:

                                                        DECEMBER 31
                                                   2000             1999
                                             ----------------------------------
Furniture and equipment                       $  7,967,261     $  6,335,897
Less:  accumulated depreciation                 (3,399,778)      (2,322,112)
                                             ----------------------------------
                                              $  4,576,483     $  4,013,785
                                             ==================================

CASH EQUIVALENTS

Cash equivalents include cash and short-term investments with original maturities of less than 90 days.


INCOME TAXES

Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

REVENUE RECOGNITION

Revenues earned under royalty agreements are recognized based upon performance under the terms of the underlying agreements (see note 5). Revenue from the collaborative research and development agreement with Bristol-Myers Squibb is recorded when earned as defined under the terms of the agreement. The Company received 0%, 68% and 92% of its revenues from Bristol-Myers Squibb in 2000, 1999 and 1998, respectively. Nonrefundable fees received upon contract signing are recorded as deferred revenue and recognized over the term of the agreement mentioned in Note 4. Revenues related to grants received for specific project proposals are recognized in revenue as earned in accordance with specific provisions, including performance requirements, in the contracts. Other periodic research funding payments received which are related to future performance are deferred and recognized as income when earned.

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



COMPREHENSIVE LOSS

Under Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income," the Company is required to display comprehensive loss and its components as part of the consolidation financial statements. Comprehensive loss is comprised of the net loss and other comprehensive income (loss), which includes certain changes in equity that are excluded from net loss. Comprehensive loss for the Company was the same as net loss for the years ended December 31, 2000, 1999 and 1998.

STOCK-BASED COMPENSATION

The Company measures compensation expense for its employee stock-based compensation using the intrinsic value method. Under the intrinsic value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period.

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements




1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


RECENT ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivative as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends certain provisions of SFAS 133. Implementation of SFAS 133 and 138 are required as of the beginning of fiscal year 2001 and will not have a material effect on the Company's financial position or results or operation.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The adoption of SAB 101 did not have a material effect on the financial position or results of operations of the Company.

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation", which addresses certain accounting issues which arose under the previously established accounting principles relating to stock-based compensation. The Company has implemented FIN 44 in these financial statements. The adoption of FIN 44 did not have a material effect on the financial position or results of operations of the Company.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1998 consolidated financial statements in order to conform to the 1999 and 2000 presentation.

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements

2. RELATED PARTY TRANSACTIONS

The Company receives legal services from two law firms with which two of the Company's directors and officers are associated. The cost of these amounted to $2,023,000, $1,117,000 and $363,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

As of December 31, 2000 and 1999, the Company maintained approximately 1% and 84%, respectively, of its cash and cash under the management of a registered investment advisory firm for which a Company director served as chairman of the board. Such assets under management are maintained by a high quality, third party financial institution custodian.


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

In June 1999, the Company signed a new agreement with Children's Hospital, Boston. Under this sponsored research agreement, the Company agreed to pay Children's Hospital, Boston $1,400,000 to continue the research on the role of angiogenesis in pathological conditions. In accordance with the terms of this sponsored research agreement, $700,000 had been paid as of December 31, 1999, and the remaining $700,000 was fully paid on March 29, 2000. The agreement was renewed in September 2000 with the Company agreeing to pay $1,500,000 to Children's Hospital, Boston. As of December 31, 2000, $750,000 has been paid and the remaining amount is due in March 2001. This sponsored research agreement gives the Company an option to negotiate a worldwide, royalty-bearing license for technology resulting from the research at Children's Hospital, Boston in areas covered by the agreement. Amounts due under the

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


3. SPONSORED RESEARCH PROGRAM AGREEMENTS (CONTINUED)

sponsored research agreement with Children's Hospital, Boston, which is cancelable by the Company at any time or by Children's Hospital, Boston upon one year prior written notice, are paid in advance every six months and are expensed as incurred as research and development costs. See also Note 12.

In 2000, the Company entered into Several Clinical Trial agreements. Patient enrollment commenced and continues for Phase I Clinical Trials. Phase I trials are concerned primarily with the safety and preliminary effectiveness of the drug being tested. As of December 31, 2000, the Company had patients enrolled in Phase I trials for Endostatin, Panzem (2ME2) and Angiostatin. The company's payment obligations vary between clinical trial agreements.

As of December 31, 2000, the Company's total commitments for external research programs and clinical trials are as follows:


 2001                                         $ 2,307,648
 ---------------------------------------------------------
 2002                                             125,000
 ---------------------------------------------------------
 2003                                             125,000
 ---------------------------------------------------------
 TOTAL SPONSORED RESEARCH                       2,557,648
 ---------------------------------------------------------
 CLINICAL TRIAL COMMITMENTS                     1,423,683
 ---------------------------------------------------------
 TOTAL COMMITMENTS                            $ 3,981,331
 ---------------------------------------------------------

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


4. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENT

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



4. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENT (CONTINUED)

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

During 2000, 1999 and 1998, the Company recognized approximately $0, $3,482,000, and $4,673,000 in revenue, respectively, and incurred costs of approximately $0, $3,482,000 and $5,800,000 related to the Original BMS Collaboration.

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


4. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENT (CONTINUED)

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



4. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENT (CONTINUED)

- The semi-annual research support payment made on June 5, 1999 to the Company from Bristol-Myers Squibb was prorated to cover the period from June 5 to August 9, 1999 and was the final research payment under the agreement. All patent and related costs incurred by the Company prior to August 9, 1999 were reimbursed to the Company by Bristol-Myers Squibb.

5. LICENSE AGREEMENTS

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

6. NOTES PAYABLE

In July 1999, the Company entered into a note payable with a financing company for approximately $216,000. The note bore interest at a rate of 6.26% per annum and was fully paid in January 2000.

In December 1999, the Company entered into a $3,000,000 note payable with a financing company secured by substantially all of the Company's furniture and equipment. The term of the note is three years and bears interest at a rate of 10.027% per annum. Maturities under this note are as follows: $997,096 in 2001 and $1,005,728 in 2002.

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements



7. INCOME TAXES

The Company has net operating loss carryforwards for income tax purposes of approximately $143,187,000 at December 31, 2000 ($94,350,000 at December 31,
1999) that expire in years 2007 through 2020. The Company also has research and development tax credit carryforwards of approximately $6,077,000 as of December 31, 2000 that expire in years 2008 through 2015. These net operating loss carryforwards include approximately $19,792,000 and $14,007,000 as of December 31, 2000 and 1999, respectively, related to exercises of stock options for which the income tax benefit, if realized, would increase additional paid-in capital. The utilization of the net operating loss and research and development carryforwards may be limited in future years due to changes in ownership of the Company pursuant to Internal Revenue Code Section 382. For financial reporting purposes, a valuation allowance has been recognized to reduce the net deferred tax assets to zero due to uncertainties with respect to the Company's ability to generate taxable income in the future sufficient to realize the benefit of deferred income tax assets.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                                         2000             1999
                                                   ----------------------------------
Deferred income tax assets (liabilities):
  Net operating loss carryforwards                  $  53,832,000    $  35,853,000
  Research and development credit carryforward          6,077,000        4,002,000
  Deferred revenues                                        62,000           29,000
  Equity investment                                        50,000          126,000
  Non-qualified stock options                           2,198,000          663,000
  Other                                                   401,000         (267,000)
  Depreciation                                            (56,000)          73,000
  Valuation allowance for deferred income tax
    assets                                            (62,564,000)     (40,479,000)
                                                   ----------------------------------
Net deferred income tax assets                      $           -    $           -
                                                   ==================================

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements




7. INCOME TAXES (CONTINUED)

A reconciliation of the provision for income taxes to the federal statutory rate is as follows:

                                         2000             1999           1998
                                  ------------------------------------------------
Tax benefit at statutory rate      $(16,590,000)    $(12,542,000)    $(4,594,000)
State taxes                          (1,945,000)      (1,475,000)       (541,000)
Tax credits                          (2,074,000)      (1,623,000)       (660,000)
Permanent differences                (1,474,000)          23,000          18,000
Valuation allowance                  22,083,000       15,617,000       5,777,000
                                  ------------------------------------------------
                                    $         -     $          -     $         -
                                   ================================================


8. STOCKHOLDERS' EQUITY

On July 27, 1999, the Company completed a private offering of 1,478,118 shares of its common stock, Series 1 Warrants to purchase a total of 739,059 shares of common stock at an exercise price of $33.02 and Series 2 Warrants to purchase a total of 739,059 shares of common stock at an exercise price of $25.45, resulting in gross proceeds, prior to the deduction of fees and commissions, of approximately $30.1 million (net proceeds of $28.4 million). In June 2000 the Company exercised its right to terminate Series 2 Warrants not exercised within a specified period after delivery of written notice. In accordance with the Warrant provisions 38,919 Series 2 Warrants were terminated and 700,123 were exercised resulting in net proceeds of $17,818,000. Series 1 Warrants issued in connection with the July 27, 1999 private offering contain a similar provision. As of December 31, 2000 the Company had not terminated Series 1 Warrants and had received $6,402,000 from the exercise of 193,902 Series 1 Warrants. As of December 31, 2000 there were 545,157 Series 1 Warrants outstanding.

On June 19, 2000, the Company completed a public offering of 1,000,000 shares of its common stock resulting in gross proceeds, prior to the deduction of fees and commissions, of approximately $22 million (net proceeds of $20.7 million).

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements



8. STOCKHOLDERS' EQUITY (CONTINUED)

In December 2000 and 1999, the Company exercised its option to repurchase 291,666 and 291,667 of its common shares from Bristol-Myers Squibb for $13.143 a share at a total repurchase price of $3,833,367 and $3,833,379, respectively. As described in Note 4, Bristol-Myers Squibb's remaining shares held in connection with the collaborative research and development agreement are subject to certain restrictions, including future repurchase rights by the Company which terminate in December 2001.


9. STOCK OPTIONS AND WARRANTS

In 1992, 1996 and 1999, the Company adopted incentive and nonqualified stock option plans whereby 4,733,333 shares of the Company's common stock were reserved for grants to various executive, scientific and administrative personnel of the Company as well as outside directors and consultants, of which 199,337 shares remain available for grant as of December 31, 2000. These options vest over periods varying from immediately to four years and generally expire 10 years from the date of grant. During 2000, the Company incurred compensation expense of $367,000 due to the extension of the terms of certain granted options.

Pro forma information regarding net income and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method subsequent to December 31, 1994. Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect is not fully reflected prior to 1999. The fair values for these options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 6.0%, 6.0% and 5.38%; no dividend yields; volatility factors of the expected market price of the Company's common stock of 1.14, 1.04, and 1.04; and a weighted-average expected life of an option of 6 years, 6 years and 6 years.

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements



9. STOCK OPTIONS AND WARRANTS (CONTINUED)

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

For purposes of pro forma disclosures, the estimated fair values of the options and warrants granted to employees, directors and consultants are amortized to expense over the vesting period. The weighted average fair value per option granted in 2000, 1999 and 1998 was $21.40, $18.60 and $14.47, respectively. The
Company's pro forma information follows:

                                    2000              1999                 1998
                              ----------------- ------------------ ----------------------
Pro forma net loss             $ (59,479,716)     $(45,705,251)         $(19,986,293)
Pro forma loss per share       $       (3.70)     $      (3.31)         $      (1.58)

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


9. STOCK OPTIONS AND WARRANTS (CONTINUED)


A summary of the Company's stock options and warrants granted to employees, directors and consultants and related information for the years ended December 31 follows:

                                             Number of      Weighted Average
                                              Options        Exercise Price
                                          -------------------------------------
Outstanding at January 1, 1998                3,099,949          $7.92
  Exercised                                    (697,828)         $5.20
  Granted                                       325,250         $17.82
  Canceled                                      (76,682)         $7.79
                                          -----------------
Outstanding at December 31, 1998              2,650,689          $9.85
  Exercised                                     (80,849)         $9.56
  Granted                                     1,176,406         $22.10
  Canceled                                      (46,240)        $18.76
                                          -----------------
Outstanding at December 31, 1999              3,700,006         $13.64
  Exercised                                    (488,008)         $6.26
  Granted                                       874,075         $24.80
  Canceled                                      (41,585)        $24.87
                                          -----------------
Outstanding at December 31, 2000              4,044,488         $16.61
                                          =================
Exercisable at December 31, 2000              2,985,477         $14.26
                                          =================

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements



9. STOCK OPTIONS AND WARRANTS (CONTINUED)

The following summarizes information about stock options and warrants granted to employees outstanding at December 31, 2000:

                                Options Outstanding                   Options Exercisable
                   ---------------------------------------------- ----------------------------
                                    Weighted
                                    Average         Weighted                       Weighted
                      Number       Remaining        Average           Number       Average
    Range of        Outstanding   Contractual       Exercise       Exercisable     Exercise
Exercise Prices     at 12/31/00  Life in Years       Price         at 12/31/00      Price
------------------ ---------------------------------------------- ----------------------------
  $0.00 - $9.35         753,613          4.2           $5.85           753,613          $5.85
  $9.36 - $18.70      1,887,450          7.2          $13.99         1,490,434         $13.05
 $18.71 - $28.05      1,011,685          8.6          $23.82           555,368         $23.35
 $28.06 - $37.40        360,040          9.2          $29.47           178,110         $29.47
 $37.41 - $46.75          7,200          9.1          $44.55             1,799         $44.55
 $46.76 - $56.10         22,400          9.3          $52.46             5,599         $52.46
 $56.11 - $65.45          1,150          9.2          $58.31               287         $58.31
 $65.46 - $93.50            950          9.2          $93.50               237         $93.50
                   --------------                                 ---------------
                      3,700,006          7.2          $16.61         2,985,447         $14.26
                   ==============                                 ===============


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

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


9. STOCK OPTIONS AND WARRANTS (CONTINUED)

In addition, the Company has granted warrants to consultants and certain third parties. Warrants granted generally expire after 10 years from the date of grant. Stock warrant activity to non-employees is as follows:

                                                            Weighted Average
                                          Number of Shares   Exercise Price
                                          ------------------------------------
Outstanding at January 1, 1998                  369,002           $8.23
  Exercised                                    (171,435)          $8.15
Outstanding at December 31, 1998                197,567           $8.30
  Granted                                     1,544,425          $28.85
                                          -----------------
  Exercised                                     (74,000)          $7.34
Outstanding at December 31, 1999              1,667,992          $27.37
                                          -----------------
  Granted                                        23,241          $22.97
  Exercised                                    (992,946)         $25.94
  Cancelled                                     (38,919)         $25.45
                                          -----------------
Outstanding at December 31, 2000                659,368          $29.39
                                          =================
Exercisable at December 31, 2000                659,368          $29.39
                                          =================

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


10. FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable, accounts payable and notes payable. As of December 31, 2000 and 1999, the Company maintained approximately 1% and 84%, respectively, of its cash, cash equivalents and short-term investments (short-duration, high quality debt securities) under the management of a registered investment advisory firm for which a Company director served as chairman of the board. Such assets under management are maintained by a high credit quality, third party financial institution custodian (See Note 2).

As of December 31, 2000 the Company maintained approximately 92% of its cash and cash equivalents under the management of an unrelated registered investment advisory firm. Such assets under management are maintained by a high credit quality, third party financial institution custodian.

The carrying amounts reported in the balance sheet for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and notes payable approximate their fair values.

11. COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is a defendant in a lawsuit initiated in August 1995 in the United States District Court for the Eastern District of Tennessee by Bolling, McCool & Twist ("BMT"), a consulting firm. In the suit, BMT asserts that the Company breached an agreement between BMT and us by failing to pay BMT certain fees it asserts are owed under the agreement. More specifically, BMT has asserted a claim for the payment of services rendered in the approximate amount of $50,000 and seeks a success fee in an unspecified amount in connection with the BMS Collaboration. The judge in the case bifurcated the proceeding into two phases: an adjudication of whether the Company breached our agreement with BMT and then a damage phase. After a trial on the merits the jury found in favor of BMT on the breach of contract claim. A trial to determine damages had been scheduled for April 14, 1998. However, on April 6, 1998, the court issued an Order pursuant to which damages were limited to those arising during the term

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


11. COMMITMENTS AND CONTINGENCIES (CONTINUED)


of the Agreement, which terminated on November 1, 1995. On May 6, 1999, the court confirmed its decision by granting our motion for summary judgement and limiting our damages to approximately $50,000 plus interest. Thus, this litigation at the trial level has been concluded. BMT has filed an appeal and the Company has cross-appealed. On February 27, 2001, the United States Court of appeals handed down a decision in the aforementioned appeal. The Court of Appeals has effectively remanded the case back to the district court for a trial on what were the basic issues, whether or not Bolling, McCool and Twist was entitled to any percentage of anything of value received by EntreMed from the Bristol-Myers Squibb agreement with EntreMed. On March 13, 2001, EntreMed filed for a Court of Appeals panel rehearing. The Company cannot predict the outcome of such appeal. However, the Company intends to continue to contest any further action vigorously and believe that this proceeding will not have a material adverse effect on the Company or on its financial condition, although there can be no assurance that this will be the case.

On May 30, 2000, Abbott Laboratories filed a law suit against Children's Medical Center Corporation and the Company in the Federal District Court in Massachusetts requesting, among other things, that the court substitute Dr. Donald Davidson as inventor on Children's U.S. Patent No. 4,854,221 which covers use of the Kringle 5 region of the plasminogen molecule as an anti-angiogenic agent and a declaratory judgement from the court to invalidate any agreement between Children's Hospital and EntreMed regarding this patent. Abbott also filed a claim for misappropriation of trade secrets related to the Kringle 5 molecule seeking actual and punitive damages from the defendants. On July 18, 2000, the Company filed counterclaims against Abbott Laboratories including tortuous interference with contract and a declaratory judgement that Abbott's patent covering Kringle 5 is invalid and that Children's patent covering Kringle 5 is valid. Although we do not currently believe that the Abbott lawsuit will have a material impact on the operations of the company, and the Company intends to vigorously contest the allegations raised in the lawsuit, there is a risk that Children's patent or any agreement with Children's with respect to the use of the patent could be invalidated or found not to exist.

The Abbott lawsuit is not directed to nor does the suit affect the Company's Angiostatin molecule, Kringles 1-3 of the plasminogen molecule currently in Phase I clinical trial.

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Commitments

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

In addition, in 1996, the Company entered into two license agreements with Children's Hospital, Boston for the exclusive, worldwide, royalty-bearing licenses to make, use and sell Endostatin and 2-Methoxyestradiol, both inhibitors of angiogenesis. In consideration for receiving the rights, the Company must pay a royalty on any sublicensing fees, as defined in the agreements, to Children's Hospital, Boston. Each agreement obligates the Company to pay up to $1,000,000 "upon the attainment of certain milestones." As of December 31, 2000, the Company has paid $300,000 under these agreements.

These license agreements require the Company to pay Children's Hospital, Boston a specified percentage of the royalty income received on the first $100 million in net sales of the licensed products, and an increased percentage thereafter, with a minimum payment based on a percentage of net sales of the licensed products by any sublicensees.

The Company has also entered into an agreement with a bioprocessing services firm for the production of materials to be used in the Company's research activities, including its clinical trials. As of December 31, 2000, the Company is committed to materials production costs due in the year 2001 of an estimated $9,300,000.

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements



11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company leases its primary facilities through 2010. The lease agreement provides for escalation of the lease payments over the term of the lease, however, rent expense is recognized under the straight-line method. Additionally, the Company leases office equipment under operating leases. The future minimum payments under its facilities and equipment leases as of December 31, 2000 are as follows:

       2001                                     $   863,100
       2002                                         870,000
       2003                                         891,500
       2004                                         918,000
       2005                                         944,300
       Thereafter                                 3,317,500
                                             ------------------
       Total minimum payments                    $7,804,400
                                             ==================


Rental expense for the years ended December 31, 2000, 1999 and 1998 was $857,000, $751,000, and $253,000, respectively.

12. EMPLOYEE RETIREMENT PLAN

The Company sponsors the EntreMed, Inc. 401(k) and Trust. The plan covers substantially all employees and enables participants to contribute a portion of salary and wages on a tax-deferred basis. Contributions to the plan by the Company are discretionary. Contributions by the Company totaled $160,549 in 2000. No employer contributions were made in 1999, or 1998.

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for the years ended December 31, 2000 and 1999 is as follows:

                                                      QUARTER ENDED
                                   MARCH 31        JUNE 30      SEPTEMBER 30   DECEMBER 31
                                -------------------------------------------------------------
2000
Revenues                        $     726,699    $    866,941    $    854,170   $  1,223,965
Research and development costs      9,071,204      11,226,701       9,971,223     11,446,470
General and administrative
expenses                            2,697,016       3,201,378       2,873,036      3,902,421
Net loss                          (10,641,289)    (13,134,408)    (11,280,213)   (13,738,468)
Net loss per share              $       (0.72)   $      (0.84)   $      (0.66)  $      (0.82)

1999
Revenues                        $   1,444,039    $  1,329,031      $1,786,317   $    458,163
Research and development costs      7,107,455       7,619,140       6,959,576     13,843,264
General and administrative
expenses                            1,895,838       2,003,069       2,223,748      1,906,267
Net loss                           (7,148,840)     (8,008,305)     (6,895,717)   (14,832,854)
Net loss per share              $       (0.55)   $      (0.61)   $      (0.48)  $      (1.01)