Form 10-K/A
period 2000-12-31
ENTREMED INC
filed 2001-04-30
CIK 895051

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

                         Commission file number 0-20713

                                 ENTREMED, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     58-1959440
------------------------------------        -----------------------------------
      (State of Incorporation)              (I.R.S. Employer Identification No.)

9640 Medical Center Drive, Rockville, MD                      20850
-----------------------------------------                     -----
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:   (301) 217-9858
----------------------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

           Title of Each Class              Name of Exchange on Which Registered
           -------------------              ------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K [ ]

As of April 26, 2001, 18,855,703 shares of common stock were outstanding and the aggregate market value of the shares of common stock held by non-affiliates was approximately $336,574,299.

================================================================================

                                EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K for the fiscal year ended December 31, 2000 is filed to add Form 10-K, Part III, which was omitted in reliance on General Instruction G.3.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of our executive officers and directors as of April 26, 2001:

--------------------------------------------------------------------------------
             NAME                        AGE                   POSITION
--------------------------------------------------------------------------------
John W. Holaday, Ph.D.                   55            Chairman of the Board and
                                                       Chief Executive Officer
--------------------------------------------------------------------------------
Wendell M. Starke                        59            Vice Chairman of the
                                                       Board
--------------------------------------------------------------------------------
Edward R. Gubish, Ph.D.                  52            President and Chief
                                                       Operating Officer
--------------------------------------------------------------------------------
Joanna Horobin, M.D.                     46            Executive Vice
                                                       President of Commercial
                                                       Development
--------------------------------------------------------------------------------
Donald S. Brooks                         65            Vice President, Legal
                                                       Affairs and Director
--------------------------------------------------------------------------------
Thomas P. Russo                          51            Chief Financial Officer
--------------------------------------------------------------------------------
Jerry Finkelstein (1) (2)                85            Director
--------------------------------------------------------------------------------
Lee F. Meier (1) (2)                     54            Director
--------------------------------------------------------------------------------
Mark C.M. Randall (1) (2)                38            Director
--------------------------------------------------------------------------------
Peter S. Knight                          50            Director
--------------------------------------------------------------------------------

(1)     Member of Compensation Committee
(2)     Member of Audit Committee

John W. Holaday, Ph.D. is our co-founder and has served as our Chief Executive Officer and one of our directors since August 1992 and our Chairman of the Board since November 1995. He also served as our President between August 1992 and April 2001. Prior thereto, from May 1989 to August 1992, he was the co-founder of Medicis Pharmaceutical Corp. While at Medicis, Dr. Holaday served as the Scientific Director, Senior Vice President for Research and Development and Member of the Board of Directors. Dr. Holaday also serves on the Board of Directors of CytImmune Sciences, LabBook, and MedDigital, which are privately-held biotechnology companies working in therapeutics, bioinformatics, and medical imaging, respectively. Dr. Holaday was commissioned into the US Army in 1966 and subsequently served as the Neuropharmacology Branch Chief at the Walter Reed Army Institute of Research where he served as an officer and civilian for 21 years. Dr. Holaday's academic appointments include Visiting Associate Professor of Anesthesiology and Critical Care Medicine at the Johns Hopkins University School of Medicine and Adjunct Professor of Psychiatry at the
F. Edward Hubert Uniformed Services University of the Health Sciences. Dr. Holaday was elected as the Chairman of the Maryland Bioscience Alliance in April of 2000. This organization represents over 300 biotechnology and affiliated companies in what has become the third largest concentration of biotechnology companies in the United States. Dr. Holaday is a member of the American Society for Pharmacology and Experimental Therapeutics, the Society for Critical Care Medicine (Fellow, 1992), the Society for Neuropsychopharmacology (Fellow, 1989) and Sigma Xi. He holds over 30 U.S. and foreign patents and has published over 200 scientific articles and edited five books. Dr. Holaday's current term as a director expires at the annual meeting of stockholders to be held in 2003.

Wendell M. Starke has been Vice Chairman of the Board since June 1998 and one of our directors since April 1994. Mr. Starke is a Chartered Financial Analyst and a Chartered Investment Counselor. Mr. Starke was President of INVESCO Capital Management, Inc. and Chief Investment Officer from 1979 to 1991. From 1992 to 1999, he served as Chairman of INVESCO, Inc., the parent company of INVESCO Capital Management and other INVESCO money management subsidiaries in the United States. Mr. Starke retired from INVESCO in June 1999. Mr. Starke's current term as a director expires at the annual meeting of stockholders to be held in 2003.

Edward R. Gubish, Ph.D. was appointed as our President and Chief Operating Officer in April 2001. He previously served as our Executive Vice President of Research and Development between January 2000 and April 2001 and Senior Vice President of Research and Development between January 1997 and December 1999. Prior to that he served as our Vice President-Regulatory and Clinical Development since November 1995 and has been employed by us since October 1993. From 1990 to September 1993, Dr. Gubish served as senior director of Regulatory Affairs for Baker Norton Pharmaceuticals (IVAX) and Fujisawa Pharmaceuticals. From 1986 to 1990, Dr. Gubish served as Chief of Regulatory Affairs for the AIDS Division at the National Institutes of Health and as a scientific and administrative contact for sponsors of new biological products and IND submissions for the Center for Drugs and Biologics at the FDA.

Joanna C. Horobin, M.D. has served as our Executive Vice President of Commercial Development since January 2000 and Senior Vice President of Commercial Development between February 1999 and December 1999. Prior to joining us, Dr. Horobin served as Vice President of Corporate Marketing, Oncology at Rhone-Poulenc Rorer (RPR) from March 1994 to December 1998. Dr. Horobin has also served as General Manager of RPR's joint-venture with the Chugai Pharmaceutical Company of Japan, which led to the development and European launch of the recombinant human protein, Granocyte (rhu-GCSF); Medical Director for RPR, (UK); and Head of Clinical Investigations for

Beecham Pharmaceuticals (UK), where she achieved regulatory approvals of Augmentin(R), Timentin(R), and Relafen(R). Dr. Horobin spent several years in hospital and general family practice in London before entering the pharmaceutical industry.

Donald S. Brooks has been one of our directors since April 1996 and Vice President, Legal Affairs since 1998. Between 1993 and 1998, Mr. Brooks was a practicing attorney with the law firm Carella Byrne Bain Gilfillan Cecchi Stewart & Olstein, Roseland, New Jersey, which represents the Company on certain matters. Mr. Brooks continues to be of counsel to the firm. Prior thereto, Mr. Brooks was employed by Merck & Co., Inc. for 27 years, most recently, from 1986 to 1993, as Senior Counsel. From 1980 to 1985, Mr. Brooks served as a U.S. employer delegate to the Chemical Industries Committee, International Labor Organization in Geneva, Switzerland. Mr. Brook's current term as a director expires at the annual meeting of stockholders to be held in 2001.

Thomas Prescott Russo has served as our Chief Financial Officer since November 2000. Prior to joining us, he was Chief Financial Officer for Corcentric, Inc. and Global Plasma Systems, Inc. Previously, Mr. Russo served five years as National Director of Project Finance for the Capital Markets Corporate Finance Group, Ernst & Young LLP. Prior to E&Y, he raised debt and equity finance worldwide for Bechtel Enterprises. For more than 18 years, Mr. Russo served in various international finance capacities structuring deals and raising debt and equity funding with the World Bank and their private sector affiliate, the International Finance Corporation. Mr. Russo is a frequent guest speaker on financing. Mr. Russo was appointed to a U.S. Congressional committee on increasing U.S. environmental exports and served two terms as Finance Committee Chairman.

Jerry Finkelstein has been one of our directors since April 1998. Mr. Finkelstein has been a senior advisor to Apollo Advisors, L. P., a fund manager, since March 1994, and the Chairman of the Board of News Communications, Inc., a consortium of 23 publications, since August 1993. Mr. Finkelstein has been the former publisher of the New York Law Journal, a daily newspaper. He has been a member of the Boards of Rockefeller Center, Chicago Milwaukee Corporation, Chicago Milwaukee Railroad Corporation, Bank of North America, Struthers Wells Corporation, The Hill, and PATH Railroad. Mr. Finkelstein has also held the following positions: member of Task Force Committee on the sale of the World Trade Center; Chairman of the New York City Planning Commission, and Commissioner of the Port Authority of New York and New Jersey, as well as numerous civic, social and political appointments. Mr. Finkelstein's current term as a director expires at the annual meeting of stockholders to be held in 2002.

Lee F. Meier has been one of our directors since July 1997. Mr. Meier has over twenty years of experience in the equipment financing industry. He has been affiliated with US Leasing Corporation, The Chemical Bank of New York and Steiner Financial Corporation, a privately held, tax motivated lessor. Since 1984 Mr. Meier has served as founder and managing director of Meier Mitchell & Company, an investment banking firm specializing in providing innovative debt and lease financing products. Meier Mitchell & Company targets clients in the biotechnology and electronics industries and has arranged or provided over $1 billion in financing to both private and public companies in these sectors. Mr. Meier's current term as a director expires at the annual meeting of stockholders to be held in 2001.

Mark C. M. Randall has been one of our directors since April 1996. Since 1985, Mr. Randall has been associated with Sarasin International Securities Limited, London, England, a wholly owned subsidiary of Bank Sarasin & Cie, a private bank based in Switzerland, where he has been Director since 1994 and Managing Director since 1999. Mr. Randall also serves as Chairman of Acorn Alternative Strategies (Overseas) Ltd., an investment fund company. Mr. Randall's current term as a director expires at the annual meeting of stockholders to be held in 2002.

Peter S. Knight is a principal in Sage Venture Partners, a telecommunications investment firm. From 1991 to 1999, he was a partner in the law firm of Wunder, Knight, Forscey & DeVierno. In 1996, Mr. Knight served as the National Campaign Manager for the Clinton/Gore '96 campaign. From May 1989 to 1991, Mr. Knight was co-founder of Medicis Pharmaceutical Corporation and served as its General Counsel and Secretary. Mr. Knight serves on the Board of Directors of Whitman Education Group, providers of postsecondary education, and Medicis Pharmaceutical Corporation, a pharmaceutical company specializing in dermatology. Mr. Knight also sits on the board of the Schroeder Family of Mutual Funds. Mr. Knight's current term as a director expires at the annual meeting of stockholders to be held in 2001.

Our executive officers are appointed by the Board of Directors and serve until their successors are elected or appointed.


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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with, except that Mr. Russo's initial statement of beneficial ownership of securities on Form 3 was not filed timely, and Dr. Holaday's and Dr. Horobin's exercise of warrants in June 2000 were not reported timely on Form 4. The required forms have since been filed with SEC.

Item 11. EXECUTIVE COMPENSATION

Compensation of the Directors

Our directors do not receive cash compensation for serving on the Board or attending meetings thereof. Our directors are reimbursed for expenses actually incurred in connection with attending such meetings. Directors are also awarded initial grants of non-qualified stock options to purchase 15,000 shares of Common Stock upon joining the Board of Directors. Upon re-election to a three-year term, each director is granted non-qualified stock options to purchase 30,000 shares of Common Stock. The Vice-Chairman of the Board of Directors also receives an annual grant of non-qualified stock options to purchase 15,000 shares of Common Stock. In addition, the Chairman of the Audit Committee and the Chairman of the Compensation Committee each receive annual payments of $2,000 for chairing their respective committees.

Our Vice-Chairman also received $100,000 for services in 2000 and is eligible to participate in our 1999 Long-Term Incentive Plan. Pursuant to this plan, in 2000 our Vice-Chairman received options to purchase 25,000 shares of Common Stock.

Compensation of Executive Officers

The following summary compensation table sets forth the aggregate compensation paid or accrued by us to the Chief Executive Officer and to executive officers whose annual compensation exceeded $100,000 for fiscal 2000 (collectively, the "named executive officers") for services during the fiscal years ended December 31, 2000, 1999 and 1998.


                           SUMMARY COMPENSATION TABLE

                                                               LONG TERM
                                                             COMPENSATION
                                                                AWARDS
                                                              SECURITIES
                                                              UNDERLYING
                                        ANNUAL     BONUS      OPTIONS/SARS    ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR   SALARY ($)    ($)           (#)        COMPENSATION
--------------------------------------------------------------------------------------------
John W. Holaday, Ph.D.        2000     380,000      (1)         150,000          21,298 (2)
Chairman, President and       1999     325,000    125,000       110,000          21,506
Chief Executive Officer       1998     250,000    125,000         5,000          19,467

Edward R. Gubish, Ph.D.       2000     250,000      (1)         115,000           8,747 (3)
Executive Vice President,     1999     202,700     85,000        50,000           8,955
Research and Development      1998     180,000     75,000             -           6,916

Joanna C. Horobin, M.D.       2000     250,000      (1)         100,000           8,747 (3)
Executive Vice President      1999     195,000     75,000        50,000           6,715
    of Commercial             1998        -          -                -             -
    Development

Donald S. Brooks, Vice        2000     210,000      (1)          45,000           3,087 (3)
President, Legal Affairs      1999     195,000     25,000        45,000           3,099
                              1998      81,975     37,500        80,000             855

R. Nelson Campbell, Chief     2000     150,000      (1)          40,000         123,210 (4)
    Financial Officer         1999     151,450     35,000        20,000           2,529
                              1998     147,000     20,000             -           1,849

(1)     Consideration of bonuses for 2000 has been deferred.

(2) $12,551 of such amount represents the premiums paid by us with respect to a split-dollar life insurance policy on the life of Dr. Holaday. Premiums paid by us on such policy are treated as non-interest bearing advances to the insured for the policy. The initial proceeds of any death benefit are required to be used to repay the indebtedness, and the balance of the insurance proceeds are payable as designated by the insured. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements". The remaining amount represents group health insurance premiums paid on behalf of such officer.

(3) Consists of group health insurance premiums paid on behalf of such officer.

(4) $120,000 of such amount represents severance payments pursuant to the terms of a separation agreement effective October 31, 2000. The remaining amount represents health insurance premiums paid on behalf of such officer.

The following table sets forth certain information with respect to individual grants of stock options made during the fiscal year ended December 31, 2000 to each of the named executive officers.

                              Option/SAR Grants in Last Fiscal Year
--------------------------------------------------------------------------------------------------
                                                                           Potential Realizable
                                                                             Value at Assumed
                                                                           Annual Rates of Stock
                                                                          Price Appreciation for
                            Individual Grants                                  Option Term (1)
                -----------------------------------------                 ------------------------
                                 % of Total
                  Number of       Options/
                  Securities    SARs Granted   Exercise
                  Underlying    to Employees   or Base
                 Options/SARs     in Fiscal    Price        Expiration
    Name         Granted (#)        Year        ($/sh)         Date         5% ($)      10% ($)
    ----         -----------        ----        ------         ----         ------      -------

   John W.          80,000          7.59%       25.625        1/1/2010     1,289,234    3,267,172
Holaday, Ph.D.      30,000          2.85%       29.125       6/22/2010       549,497    1,392,532
                    40,000          3.80%       17.5625     11/30/2010       441,798    1,119,604

  Edward R.         50,000          4.75%       25.625        1/1/2010       805,771    2,041,983
Gubish, Ph.D.       65,000          6.17%       17.5625     11/30/2010       717,923    1,819,357

  Joanna C.         50,000          4.75%       25.625        1/1/2010       805,771    2,041,983
Horobin, M.D.       50,000          4.75%       17.5625     11/30/2010       552,248    1,399,505

  Donald S.         25,000          2.37%       25.625        1/1/2010       402,886    1,020,991
   Brooks           20,000          1.90%       17.5625     11/30/2010       220,899      559,802

  R. Nelson         30,000          2.85%       25.625      12/31/2005       261,449      593,138
   Campbell         10,000          0.95%       17.5625     12/31/2005        48,522      107,221

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

The following table sets forth information concerning all option holdings for the fiscal year ended December 31, 2000 for each of the named executive officers.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values
------------------------------------------------------------------------------------------------

                                          Number of Securities         Value of Unexercised
                                       Underlying Options/SARs at    In-the-Money Options/SARs
                                          Fiscal Year-End (#)       at Fiscal Year-End ($) (2)
                                      ----------------------------------------------------------
               Shares
               Acquired
               on          Value
               Exercise    Realized
Name           (#)         ($) (1)       Exercisable   Unexercisable   Exercisable  Unexercisable
----           ---         -------       -----------   -------------   -----------  -------------
John W.
Holaday,                   2,143,750
Ph.D. (3)       100,000       (4)          766,669         140,000      10,960,250     520,000

Edward R.          -           -           298,751         111,250       4,051,972     532,109
Gubish, Ph.D.

Joanna C.
Horobin,           -           -            57,500          92,500         515,156     525,469
M.D.

Donald S.          -           -           174,751          46,250         948,014     208,438
Brooks (3)

R. Nelson         5,000      120,000       155,000         -             1,680,938     -
Campbell

(1) The Value Realized represents the amount equal to the excess of the fair market value of the shares at the time of exercise over the exercise price.
(2) Calculated by multiplying the number of unexercised options outstanding at December 31, 2000 by the difference between the fair market value of our shares at December 31, 2000 ($17.25) and the option exercise price.
(3)     Holdings include warrants issued in lieu of stock options.

(4) Dr. Holaday has not sold any of the shares of Common Stock acquired through the exercise of warrants. The warrants were issued in conjunction with the formation of the Company.

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

Effective October 31, 2000, we entered into a separation agreement with R. Nelson Campbell, our former chief financial officer. Pursuant to the separation agreement, Mr. Campbell received severance payments totaling $120,000 and agreed to serve as a consultant to the Company until December 31, 2000. In addition, we agreed to accelerate the vesting of certain stock options held by Mr. Campbell and to extend the period in which certain of these stock options may be exercised.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 25, 2001 (except as otherwise footnoted below), certain information concerning stock ownership of all persons known by us to own beneficially more than 5% of our Common Stock shares, $.01 par value per share, as well as each director or director nominee, each executive officer named under "Executive Compensation and Other Matters" and all of our directors and executive officers as a group.

                                     Amount and Nature of
Name of Beneficial Owner (1)       Beneficial Ownership (1)       Percentage of Class
----------------------------       ------------------------       -------------------
John W. Holaday, Ph.D.                         1,630,501 (2)             8.59%
Edward R. Gubish, Ph.D.                          334,751 (3)             1.77%
Joanna C. Horobin, M.D.                           80,750 (4)               *
Donald S. Brooks                                 187,251 (5)               *
R. Nelson Campbell                               160,000 (6)               *
Peter S. Knight                                   15,000 (7)               *
Jerry Finkelstein                                125,000 (8)               *
Lee F. Meier                                      54,000 (9)               *
Mark C. M. Randall                              123,001 (10)               *
Wendell M. Starke                               862,711 (11)             4.57%
Thomas P. Russo                                  12,500 (12)               *
All executive officers and                    3,585,465 (13)            18.66%
directors as a group (11
 persons)

More Than 5% Beneficial Owner
FMR Corp. and affiliated                        1,190,752                6.32%
entities (14)
82 Devonshire Street
Boston, MA 02109

--------------------------------------------------------------------------------
    *Less than 1%

(1) Beneficial ownership is defined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally means the power to vote and/or to dispose of the securities regardless of any economic interest therein.

(2) Includes 822,069 shares issuable upon exercise of options and warrants which are exercisable within 60 days and 126,666 shares held by a limited partnership of which Dr. Holaday is the general partner. Does not include 125,000 shares issuable upon exercise of options not exercisable within 60 days.

(3) Includes 323,751 shares issuable upon exercise of options that are exercisable within 60 days. Does not include 86,250 shares issuable upon exercise of options not exercisable within 60 days.

(4) Includes 79,250 shares issuable upon exercise of options that are exercisable within 60 days. Does not include 71,250 shares issuable upon exercise of options not exercisable within 60 days.

(5) Includes 187,251 shares issuable upon exercise of options that are exercisable within 60 days. Does not include 33,750 shares issuable upon exercise of options not exercisable within 60 days.

(6) Includes 152,500 shares issuable upon exercise of options that are exercisable within 60 days.

(7) Includes 15,000 shares issuable upon exercise of options that are exercisable within 60 days.

(8) Includes 101,000 shares issuable upon exercise of options and warrants that are exercisable within 60 days.

(9) Includes 44,000 shares issuable upon exercise of options which are exercisable within 60 days and 10,000 shares issuable upon exercise of warrants which are exercisable within 60 days held by an entity of which Mr. Meier is a 50% shareholder.

(10) Includes 123,001 shares issuable upon exercise of options and warrants that are exercisable within 60 days.

(11) Includes 340,123 shares issuable upon exercise of options and warrants which are exercisable within 60 days and 21,819 shares held by a limited partnership of which Mr. Starke is the general partner. Does not include 18,750 shares issuable upon exercise of options not exercisable within 60 days. Does not include 39,474 shares owned by various family members of Mr. Starke, as to which Mr. Starke disclaims beneficial ownership.

(12) Includes 12,500 shares issuable upon exercise of options that are exercisable within 60 days. Does not include 22,500 shares issuable upon exercise of options not exercisable within 60 days.

(13) Includes 2,200,445 shares issuable upon exercise of options and warrants that are exercisable within 60 days. Does not include 357,500 shares issuable upon exercise of options not exercisable within 60 days.

(14) This information is based on a Schedule 13G filed with the SEC by FMR Corp. on February 13, 2001. FMR Corp. reported that (a) it (directly or indirectly) has sole dispositive power over all of these shares, (b) it does not have sole voting power or shared voting power with respect to these shares, (c) the Fidelity Growth Company Fund holds 1,180,752 shares of the 1,190,752 shares of common stock beneficially owned by FMR Corp. and (d) members of the family of Edward C. Johnson 3d may be deemed to form a controlling group with respect to FMR Corp.




Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Donald S. Brooks, one of our directors, is of counsel to the law firm of Carella, Byrne, Bain, Gilfillan, Cecchi, Stewart & Olstein, which provides certain legal services to us.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ENTREMED, INC.

                         By:  /s/ Thomas Prescott Russo
                                 --------------------------
                                 Thomas Prescott Russo
                                 Chief Financial Officer

                                 April 30, 2001