Form 10-Q
period 2001-03-31
ENTREMED INC
filed 2001-05-15
CIK 895051

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20459

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

YES     X      NO
    --------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

             Class                                                     Outstanding at May 11, 2001
------------------------------------                                   ---------------------------
Common Stock $.01 Par Value                                                     18,272,370

                                 ENTREMED, INC.


                                Table of Contents

PART I.   FINANCIAL INFORMATION                                                              PAGE
                                                                                             ----
Item 1 -- Financial Statements

Consolidated Balance Sheets
as of March 31, 2001 and December 31, 2000                                                    3

Consolidated Statements of
Operations for the Three Months Ended
March 31, 2001 and 2000                                                                       4

Consolidated Statements of Cash
Flows for the Three Months Ended March 31, 2001
and 2000                                                                                      5

Notes to Consolidated Financial
Statements                                                                                    6

Item 2 --  Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                                                         7

Item 3 --  Quantitative and Qualitative Disclosures
           About Market Risk                                                                 10

Part II.  OTHER INFORMATION

Item 1 --  Legal Proceedings                                                                 11

Item 2 --  Changes in Securities                                                             11

Item 3 --  Defaults upon Senior Securities                                                   11

Item 4 --  Submission of Matters to Vote of
           Security Holders                                                                  11

Item 5 --  Other Information                                                                 11

Item 6 --  Exhibits and Reports on Form 8-K                                                  11

SIGNATURES                                                                                   12

                                 ENTREMED, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                    March 31,                December 31,
                                                                      2001                       2000
                                                              --------------------        ------------------
                                                                  (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                    $       40,841,934        $       24,503,886
   Interest receivable                                                      85,204                     5,086
   Accounts receivable                                                     980,147                 1,473,383
   Prepaid expenses and other                                            1,856,686                   494,011
                                                                ------------------        ------------------
Total current assets                                                    43,763,971                26,476,366

Furniture and equipment, net                                             4,493,686                 4,576,483

Other assets                                                               365,735                   357,563
                                                                ------------------        ------------------
     Total assets                                               $       48,623,392        $       31,410,412
                                                                ==================        ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                             $        8,457,606        $        8,562,671
   Accrued liabilities                                                   1,644,691                 1,787,416
   Deferred revenue                                                        -                          -
   Notes payable                                                         1,022,301                   997,096
                                                                ------------------        ------------------
Total current liabilities                                               11,124,598                11,347,183

Note payable, less current portion                                         740,504                 1,005,728
Long term convertible debt                                               2,078,591                   -
                                                                ------------------        ------------------
      Total liabilities                                                 13,943,693                12,352,911

Minority interest                                                           17,434                    17,556

Stockholders' equity:
   Convertible preferred stock, $1.00 par and $1.50
     Liquidation value: 5,000,000 shares authorized, none
     issued and outstanding at March 31, 2000 (unaudited)
     and December 31, 1999                                                     -                         -
   Common stock, $.01 par value:
    35,000,000 shares authorized, 18,790,436 (unaudited)
    and 17,237,155 shares issued and outstanding at
    March 31, 2001 and December 31, 2000, respectively                     187,904                   172,371
   Treasury stock, at cost: 583,333 shares held at
     March 31, 2001 (unaudited) and December 31, 2000                   (7,666,746)               (7,666,746)
   Additional paid-in capital                                          183,723,451               157,521,715
   Accumulated deficit                                                (141,582,344)             (130,987,395)
                                                                ------------------        ------------------
Total stockholders' equity                                              34,662,265                19,039,945
                                                                ------------------        ------------------
     Total liabilities and stockholders' equity                 $       48,623,392        $       31,410,412
                                                                ==================        ==================

    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                2001                   2000
                                                                         -------------------------------------
Revenues:
    Collaborative research and development                               $            -        $         -
    Licensing                                                                         -                  -
    Grants                                                                         117,992              92,507
    Royalties                                                                      765,960             524,927
    Other                                                                             -                109,265
                                                                         -----------------     ----------------

Total revenues                                                                     883,952             726,699
                                                                         -----------------     ---------------


Costs and expenses:
    Research and development                                                     8,587,227           9,071,204
    General and administrative                                                   3,234,886           2,697,016
                                                                           ---------------     ---------------
                                                                                11,822,113          11,768,220

Interest expense                                                                   (48,211)            (49,791)
Investment income                                                                  391,423             450,023
                                                                         -----------------     ---------------

Net loss                                                                 $     (10,594,949)    $   (10,641,289)
                                                                         =================     ===============

Net loss per share (basic and diluted)                                   $           (0.62)    $        ( 0.72)
                                                                         =================     ===============

Weighted average number of shares
     outstanding (basic and diluted)                                            17,126,520          14,831,911
                                                                         =================     ===============


    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Three Months Ended
                                                                             March 31,
                                                                     2001                2000
                                                               -----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                  $(10,594,949)          $(10,641,289)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation                                               316,477                242,285
         Loss on equity investment                                     -                    70,000
         Loss on disposal of furniture and equipment                   -                      -
         Minority interest                                             (122)                   186
         Changes in assets and liabilities:
           Accounts receivable                                      493,236                (81,780)
           Interest receivable                                      (80,118)               (24,535)
           Prepaid expenses and other                            (1,370,847)                41,899
           Accounts payable                                        (105,065)            (1,382,481)
           Accrued liabilities                                     (142,725)              (671,654)
           Deferred revenue                                            -                   (75,000)
                                                               ------------           ------------
          Net cash used in operating activities                 (11,484,113)           (12,522,369)
                                                               ------------           ------------

     CASH FLOWS FROM INVESTING ACTIVITIES
     Maturities of short-term investments                              -                      -
     Purchases of furniture and equipment                          (233,680)              (234,498)
                                                               ------------           ------------
          Net cash used in investing activities                    (233,680)              (234,498)
                                                               ------------           ------------

     CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from option and warrant exercises                  26,217,269             16,493,952
     Proceeds from issuance of convertible debt                   2,078,591                   -
     Payment of note payable                                       (240,019)              (435,478)
                                                               ------------           ------------
          Net cash provided by financing activities              28,055,841             16,058,474
                                                               ------------           ------------

     Net increase in cash and cash equivalents                   16,338,048              3,301,607
     Cash and cash equivalents at beginning of period            24,503,886             26,027,235
                                                               ------------           ------------
     Cash and cash equivalents at end of period                $ 40,841,934           $ 29,328,842
                                                               ============           ============



    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2001 (UNAUDITED)



1.       BASIS OF PRESENTATION

         Our accompanying unaudited consolidated financial information includes the accounts of our 85% owned subsidiary, Cytokine Sciences, Inc. and our 96.9% owned subsidiary TheraMed Inc. Cytokine Sciences was formed in June 1996 and was capitalized with $250,000 from us for the purpose of acquiring the assets of Innovative Therapeutics, Inc., which acquisition was completed in July 1996 in exchange for 15% of the common stock of Cytokine Sciences, Inc. TheraMed Inc. was formed in July 1998 as a wholly owned subsidiary. On April 1, 2000 TheraMed Inc. was capitalized with $39,000 from us and $1,000 from a minority investor. We also agreed to contribute certain technology and to provide additional funding in exchange for preferred stock. We have further agreed to provide facility and administrative services for which TheraMed Inc. is obligated to repay us. TheraMed Inc. will focus on the continued development and the commercialization of blood cell permeation technology.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to our audited financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2000.

2.       CONTINGENCIES

         We are a defendant in a lawsuit initiated in August 1995 in the United States District Court for the Eastern District of Tennessee by Bolling, McCool & Twist ("BMT"), a consulting firm. In the suit, BMT asserts that we breached an agreement between BMT and us by failing to pay BMT certain fees it asserts are owed under the agreement. More specifically, BMT has asserted a claim for the payment of services rendered in the approximate amount of $50,000 and seeks a success fee in an unspecified amount in connection with the BMS Collaboration. The judge in the case bifurcated the proceeding into two phases: an adjudication of whether we breached our agreement with BMT and then a damage phase. After a trial on the merits the jury found in favor of BMT on the breach of contract claim. A trial to determine damages had been scheduled for April 14, 1998. However, on April 6, 1998, the court issued an Order pursuant to which damages were limited to those arising during the term of the Agreement, which terminated on November 1, 1995. On May 6, 1999, the court confirmed its decision by granting our motion for summary judgement and limiting our damages to approximately $50,000 plus interest. Thus, this litigation at the trial level had been concluded. BMT filed an appeal and we cross-appealed. On February 27, 2001, the United States Court of Appeals handed down a decision in the aforementioned appeal and thereafter denied our request for a rehearing by a full panel of the Court. The Court of Appeals effectively remanded the case back to the district court for a trial on what were the basic issues, whether or not Bolling, McCool and Twist was entitled to any percentage of anything of value received by EntreMed from the Bristol-Myers Squibb agreement with EntreMed. We intend to continue to contest any further action vigorously and believe that this proceeding will not have a material adverse effect on us or on our financial condition, although there can be no assurance that this will be the case.

         On May 30, 2000, Abbott Laboratories filed a law suit against Children's Medical Center Corporation and us in the Federal District Court in Massachusetts requesting, among other things, that the court substitute Dr. Donald Davidson as inventor on Children's U.S. Patent No. 4,854,221 which covers use of the Kringle 5 region of the plasminogen molecule as an anti-angiogenic agent and a declaratory judgement from the court to invalidate any agreement between Children's Hospital and EntreMed regarding this patent. Abbott also filed a claim for misappropriation of trade secrets related to the Kringle 5 molecule seeking actual and punitive damages from the defendants. On July 18, 2000, we filed counterclaims against Abbott Laboratories including tortuous interference with contract and a declaratory judgement that Abbott's patent covering Kringle 5 is invalid and that Children's patent covering Kringle 5 is valid. The lawsuit is in the discovery phase. Although we do not currently believe that the Abbott lawsuit will have a material impact on the operations of the company, and we intend to vigorously contest the allegations raised in the lawsuit, there is a risk that Children's patent or any agreement with Children's with respect to the use of the patent could be invalidated or found not to exist.

         The Abbott lawsuit is not directed to nor does the suit affect our Angiostatin molecule, Kringles 1-3 of the plasminogen molecule, that is currently in Phase I clinical trial.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

         Since our inception in September 1991, we have devoted substantially all of our efforts and resources to sponsoring and conducting research and development on our own behalf and through collaborations. Through March 31, 2001, with the exception of license fees, research and development funding, royalty payments, and certain research grants, we have not generated any revenue from operations. We anticipate our primary revenue sources for the next few years to include royalty revenues, research grants and collaboration payments under current or future arrangements. The timing and amounts of such revenues, if any, will likely fluctuate and depend upon the achievement of specified research and development milestones, and results of operations for any period may be unrelated to the results of operations for any other period.

Results of Operations

Three Months Ended March 31, 2000 and March 31, 2001

         Revenues increased approximately 22% from approximately $727,000 for the three months ended March 31, 2000 ("2000 Three Months") to approximately $884,000 for the three months ended March 31, 2001 ("2001 Three Months"). This increase is primarily due to an increase in royalty income of approximately 46% from approximately $525,000 for the 2000 Three Months to approximately $766,000 for the 2001 Three Months. We receive the majority of our royalty income from Celgene on the sale of THALOMID(R).

         Research and development expenses decreased by approximately 5% from approximately $9,071,000 for the 2000 Three Months to approximately $8,587,000 for the 2001 Three Months. Research and development expenditures include sponsored research payments to academic collaborators, including payments to Children's Hospital of $750,000 in 2001 and $700,000 in 2000 and expenses related to our internal research programs. The decrease, which is primarily related to our internal research expenses, resulted from the decreased manufacturing of our three product candidates in the first quarter of 2001. This decrease is partially offset by increases in personnel, clinical trial programs and product development programs related to our antiangiogenesis and blood cell permeation technologies. Overall, research personnel increased from 67 as of March 31, 2000 to 84 as of March 31, 2001. Research and development expenses are expected to increase in subsequent quarters as we continue to expand our research and development efforts.

         General and administrative expenses increased approximately 20% from approximately $2,697,000 for the 2000 Three Months to approximately $3,234,000 for the 2001 Three Months. The 2001 Three Months increase resulted primarily from the increase in administrative costs associated with adding administrative staff to support our research efforts and external collaborations we are conducting, investigating potential strategic relationships, and obtaining professional services.

         Investment income decreased approximately 13% from approximately $450,000 for the 2000 Three Months to approximately $391,000 for the 2001 Three Months.

Liquidity and Capital Resources

         At March 31, 2001, we had cash and cash equivalents of approximately $40,842,000 with working capital of approximately $32,639,000, primarily representing the net proceeds of our private placements of equity securities and our public offerings, payments from BMS which include equity investments, royalties received from Celgene, proceeds from secured borrowing and various grants.

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

     - various grants of approximately $1,692,000 from the World Health Organization and SBIR;

     - net royalty revenues of approximately $4,997,000 recognized from Celgene's sales of THALOMID(R);

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

     - net proceeds of approximately $20,680,000 from a public offering completed on June 19, 2000 of 1,000,000 shares of our common stock;

     - net proceeds of approximately $24,534,000 from a public offering completed on March 2, 2001 of 1,450,000 shares of our common stock; and

     - net proceeds of approximately $1,692,000 from the March 28, 2001 sale of 100,000 shares of our common stock resulting from the exercise of the underwriter over-allotment pursuant to the public offering completed on March 2, 2001.

         In addition to the items detailed above, on March 15, 2001 our subsidiary TheraMed, Inc. received net proceeds of approximately $2,185,000 from the issuance of convertible promissory notes with a maturity date of December 31, 2003. The notes accrue simple interest at 8% per annum, payable upon maturity. The notes, plus the accrued interest, are convertible to common stock at any time at the option of the holder and are subject to a mandatory conversion to Series B Convertible Preferred Stock upon the occurrence of certain specified events. Holders of the promissory notes also received warrants to purchase shares of common stock of EntreMed.

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

         At March 31, 2001, we were a party to the following agreements requiring our funding: sponsored research in an aggregate of approximately $1,575,000 through 2001 (including $683,000 to Children's Hospital, Boston); clinical trials of approximately $1,231,000; manufacturing of product candidates for clinical trials of an estimated $9,000,000; future milestone payments of up to $3,435,000 and additional payments upon attainment of regulatory milestones.

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

         We believe that our existing resources will be sufficient to meet our planned expenditures for this fiscal year, although there can be no assurance we will not require additional funds. Our working capital requirements will depend upon numerous factors including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing the risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact the total fair market value of our portfolio as of March 31, 2001.

PART II.   OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

           This information as set forth in Note 2 of "Notes to Consolidated Financial Statements" appearing in Item 1 of Part I of this report is incorporated herein by reference.

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           The Company issued warrants covering 10,925 shares of common stock in connection with the issuance by its subsidiary TheraMed, Inc. of convertible promissory notes, $2,185,000 in aggregate principal amount, bearing an interest rate of eight percent (8%) per annum and having a maturity date of December 31, 2003. The warrants are exercisable for a period of five years at a price per share of $17 11/16. The warrants were issued to 12 accredited investors in a transaction that the Company believes is exempt from registration under Section 4(2) of the Securities Act of 1933. The Company's issuance of the warrants is treated as a capital contribution by the Company to TheraMed, Inc. for accounting purposes. The proceeds received by TheraMed, Inc. will be used to fund its business operations. The Company is not a guarantor or otherwise liable for the notes issued by TheraMed, Inc.

Item 3.    DEFAULT UPON SENIOR SECURITIES

           Not applicable.

Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

           Not applicable.

Item 5.    OTHER INFORMATION

           Not applicable.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

           Not applicable.

           (b) Reports on Form 8-K

           (i) On February 16, 2001, the Company filed a Form 8-K advising that the Company has commenced Phase II clinical trials for its anti-cancer agent 2-methoxyestradiol (2ME2), and that 2ME2 will now be known as PANZEM(TM).

          (ii) On February 27, 2001, the Company filed a Form 8-K advising of its agreement with Gerard Klauer Mattison & Co., Inc. to act as underwriter for its public offering completed March 2, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                                          ENTREMED, INC.
                                                                           (Registrant)
Date:  May 15, 2001                                                    /s/ John W. Holaday
                                                              ---------------------------------------
                                                                       John W. Holaday, Ph.D.
                                                                       Chief Executive Officer




Date:  May 15, 2001                                                    /s/ Thomas P. Russo
                                                              ----------------------------------------
                                                                         Thomas P. Russo
                                                                      Chief Financial Officer