Form 10-Q
period 2001-06-30
ENTREMED INC
filed 2001-08-14
CIK 895051

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20459

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

YES    X    NO
    -------    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

          Class                                  Outstanding at August 10, 2001
-----------------------------                    ------------------------------
Common Stock $.01 Par Value                             18,272,370

                                 ENTREMED, INC.


                                Table of Contents

PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----
Item 1 -- Financial Statements

Consolidated Balance Sheets
as of June 30, 2001 and December 31, 2000                                    3

Consolidated Statements of
Operations for the Three Months Ended
June 30, 2001 and 2000, and the Six Months
Ended June 30, 2001 and 2000                                                 4

Consolidated Statements of Cash
Flows for the Six Months Ended June 30, 2001
and 2000                                                                     5

Notes to Consolidated Financial
Statements                                                                   6

Item 2 -- Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                                         7

Item 3 -- Quantitative and Qualitative Disclosures
          About Market Risk                                                 10

Part II.  OTHER INFORMATION

Item 1 -- Legal Proceedings                                                 11

Item 2 -- Changes in Securities                                             11

Item 3 -- Defaults upon Senior Securities                                   11

Item 4 -- Submission of Matters to Vote of
          Security Holders                                                  11

Item 5 -- Other Information                                                 12

Item 6 -- Exhibits and Reports on Form 8-K                                  12

SIGNATURES                                                                  13

                                 ENTREMED, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                               June 30,         December 31,
                                                                 2001               2000
                                                             -------------      -------------
ASSETS                                                        (unaudited)
Current assets:
  Cash and cash equivalents                                  $  27,320,038      $  24,503,886
  Interest receivable                                               42,994              5,086
  Accounts receivable                                              950,928          1,473,383
  Prepaid expenses and other                                     2,331,481            494,011
                                                             -------------      -------------
Total current assets                                            30,645,441         26,476,366

Furniture and equipment, net                                     4,572,228          4,576,483

Other assets                                                       377,248            357,563
                                                             -------------      -------------
    Total assets                                             $  35,594,917      $  31,410,412
                                                             =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $   9,988,103      $   8,562,671
  Accrued liabilities                                            2,167,314          1,787,416
  Notes payable                                                  1,048,142            997,096
                                                             -------------      -------------
Total current liabilities                                       13,203,559         11,347,183

Note payable, less current portion                                 468,576          1,005,728
Long term convertible debt                                       2,088,264                -
                                                             -------------      -------------
     Total liabilities                                          15,760,399         12,352,911

Minority interest                                                   17,300             17,556

Stockholders' equity:
  Convertible preferred stock, $1.00 par and $1.50
    Liquidation value:
    5,000,000 shares authorized, none issued and
    outstanding at June 30, 2001 (unaudited)
    and December 31, 2000                                              -                  -
  Common stock, $.01 par value:
    35,000,000 shares authorized, 18,855,703 (unaudited)
    and 17,237,155 shares issued and outstanding at
    June 30, 2001 and December 31, 2000, respectively              188,557            172,371
  Treasury stock, at cost: 583,333 shares held at
    June 30, 2001 (unaudited) and December 31, 2000             (7,666,746)        (7,666,746)
  Additional paid-in capital                                   183,754,020        157,521,715
  Accumulated deficit                                         (156,458,613)      (130,987,395)
                                                             -------------      -------------
Total stockholders' equity                                      19,817,218         19,039,945
                                                             -------------      -------------
      Total liabilities and stockholders' equity             $  35,594,917      $  31,410,412
                                                             =============      =============

    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three Months Ended                    Six months ended
                                                      June 30,                             June 30,
                                               2001              2000              2001              2000
                                           ------------------------------      ------------------------------

Revenues:
   Grant                                   $     69,634      $    135,718      $    187,626      $    228,225
   Royalty                                      673,862           731,223         1,439,822         1,256,150
   Other                                         14,027               -              14,027           109,265
                                           ------------      ------------      ------------      ------------

Total revenues                                  757,523           866,941         1,641,475         1,593,640
                                           ------------      ------------      ------------      ------------

Expenses:
   Research and development                  12,004,901        11,226,701        20,592,128        20,297,905
   General and administrative                 3,924,098         3,201,378         7,158,984         5,898,394
                                           ------------      ------------      ------------      ------------
                                             15,928,999        14,428,079        27,751,112        26,196,299

Interest expense                                (95,519)          (63,125)         (143,730)         (112,916)
Investment income                               390,726           489,855           782,149           939,878
                                           ------------      ------------      ------------      ------------

Net loss                                   $(14,876,269)     $(13,134,408)     $(25,471,218)     $(23,775,697)
                                           ============      ============      ============      ============


Net loss per share (basic and diluted)     $      (0.82)     $      (0.84)     $      (1.44)     $      (1.57)
                                           ============      ============      ============      ============

Weighted average number of shares
    outstanding (basic and diluted)          18,269,501        15,549,080        17,698,011        15,190,495
                                           ============      ============      ============      ============



    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Six Months Ended
                                                                June 30,
                                                         2001               2000
                                                     ------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $(25,471,218)     $(23,775,697)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation                                           663,214           496,457
   Loss on equity investment                                  -             120,000
   Minority interest                                         (256)             (275)
   Changes in assets and liabilities:
     Accounts receivable                                  522,455          (243,464)
     Interest receivable                                  (37,908)          (25,934)
     Prepaid expenses and other                        (1,857,155)           76,499
     Accounts payable                                   1,425,432          (342,443)
     Accrued liabilities                                  379,898            89,777
     Deferred revenue                                         -             (75,000)
                                                     ------------      ------------
    Net cash used in operating activities             (24,375,538)      (23,680,080)
                                                     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment                     (658,959)         (512,145)
                                                     ------------      ------------
    Net cash used in investing activities                (658,959)         (512,145)
                                                     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from option and warrant exercises
 and the sale of  common stock                         26,248,491        48,874,827
Proceeds from issuance of convertible debt              2,088,264               -
Payment of note payable                                  (486,106)         (660,270)
                                                     ------------      ------------
    Net cash provided by financing activities          27,850,649        48,214,557
                                                     ------------      ------------

Net increase in cash and cash equivalents               2,816,152        24,022,332
Cash and cash equivalents at beginning of period       24,503,886        26,027,235
                                                     ------------      ------------
Cash and cash equivalents at end of period           $ 27,320,038      $ 50,049,567
                                                     ============      ============



    The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 (UNAUDITED)



1.      BASIS OF PRESENTATION

        Our accompanying unaudited consolidated financial information includes the accounts of our 85% owned subsidiary, Cytokine Sciences, Inc. and our 96.7% owned subsidiary TheraMed, Inc. Cytokine Sciences was formed in June 1996 for the purpose of acquiring the assets of Innovative Therapeutics, Inc. TheraMed, Inc. was formed in July 1998 as a wholly owned subsidiary. On April 1, 2000 TheraMed was capitalized with $39,000 from us and $1,000 from a minority investor. We also agreed to contribute certain technology and to provide additional funding in exchange for preferred stock. We have further agreed to provide facility and administrative services for which TheraMed is obligated to repay us. TheraMed will focus on the continued development and the commercialization of blood cell permeation technology.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to our audited financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2000.

2.      CONTINGENCIES

        We are a defendant in a lawsuit initiated in August 1995 in the United States District Court for the Eastern District of Tennessee by Bolling, McCool & Twist ("BMT"), a consulting firm. In the suit, BMT asserts that we breached an agreement between BMT and us by failing to pay BMT certain fees it asserts are owed under the agreement. More specifically, BMT has asserted a claim for the payment of services rendered in the approximate amount of $50,000 and seeks a success fee in an unspecified amount in connection with the BMS Collaboration. The judge in the case bifurcated the proceeding into two phases: an adjudication of whether we breached our agreement with BMT and then a damage phase. After a trial on the merits the jury found in favor of BMT on the breach of contract claim. A trial to determine damages had been scheduled for April 14, 1998. However, on April 6, 1998, the court issued an Order pursuant to which damages were limited to those arising during the term of the Agreement, which terminated on November 1, 1995. On May 6, 1999, the court confirmed its decision by granting our motion for summary judgment and limiting our damages to approximately $50,000 plus interest. Thus, this litigation at the trial level had been concluded. BMT filed an appeal and we cross-appealed. On February 27, 2001, the United States Court of Appeals handed down a decision in the aforementioned appeal and thereafter denied our request for a rehearing by a full panel of the Court. The Court of Appeals effectively remanded the case back to the district court for a trial on what were the basic issues, whether or not Bolling, McCool and Twist was entitled to any percentage of anything of value received by EntreMed from the Bristol-Myers Squibb agreement with EntreMed. A new trial date has been scheduled for January 29, 2002. We intend to continue to contest any further action vigorously and believe that this proceeding will not have a material adverse effect on us or on our financial condition, although there can be no assurance that this will be the case.

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

3.      SUBSEQUENT EVENT

        Subsequent to the quarter ended June 30, 2001, we negotiated a sale of our rights to receive future THALOMID(R) royalties, which comprised significantly all of our royalty revenue. Please see "Item 5- Other Information" for additional information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        (a)     Overview

        Since our inception in September 1991, we have devoted substantially all of our efforts and resources to sponsoring and conducting research and development on our own behalf and through collaborations. Through June 30, 2001, all of our revenues have been generated from license fees, research and development funding, royalty payments, and certain research grants; we have not generated any revenue from direct product sales. We anticipate our primary revenue sources for the next few years to include research grants and collaboration payments under current or future arrangements. The timing and amounts of such revenues, if any, will likely fluctuate and depend upon the achievement of specified research and development milestones, and results of operations for any period may be unrelated to the results of operations for any other period.

Results of Operations

Three and Six Months Ended June 30, 2000 and June 30, 2001

        Revenues decreased approximately 13% from approximately $867,000 for the three months ended June 30, 2000 ("2000 Three Months") to approximately $758,000 for the three months ended June 30, 2001 ("2001 Three Months"). For the six months ended June 30, 2000 ("2000 Six Months"), revenues were approximately $1,594,000 as compared to $1,641,000 the six months ended June 30, 2001 ("2001 Six Months"), a 3% increase. Net royalty income increased approximately 15% from approximately $1,256,000 for the 2000 Six Months to approximately $1,440,000 for the 2001 Six Months. We receive the majority of our royalty income from Celgene Corporation on the sale of THALOMID(R).

        Research and development expenses increased by approximately 7% from approximately $11,227,000 for the 2000 Three Months to approximately $12,005,000 for the 2001 Three Months and by approximately 1% from approximately $20,298,000 for the 2000 Six Months to approximately $20,592,000 in the 2001 Six Months. Research and development expenditures include sponsored research payments to academic collaborators, including payments to Children's Hospital of $750,000 in 2001 and

$700,000 in 2000 and expenses related to our internal research programs. Reflected in the research and development expenses for the 2001 Three Months and 2001 Six Months are decreased expenditures for manufacturing of our three product candidates. This decrease, which results from our manufacturing schedule, is offset by increases in personnel, clinical trial programs and product development programs related to our antiangiogenesis and blood cell permeation technologies. Overall, research personnel increased from 71 as of June 30, 2000 to 93 as of June 30, 2001. Research and development expenses are expected to increase in subsequent quarters as we continue to expand our research and development efforts.

        General and administrative expenses increased approximately 23% from approximately $3,201,000 for the 2000 Three Months to approximately $3,924,000 for the 2001 Three Months. For the 2000 Six Months general and administrative expenses were approximately $5,898,000 as compared to approximately $7,159,000 for the 2001 Six Months, a 21% increase. The 2001 Six Months increase resulted primarily from the increase in administrative costs associated with adding administrative staff to support our research efforts and external collaborations, investigating potential strategic relationships, and obtaining professional services.

        Investment income decreased approximately 20% from approximately $490,000 for the 2000 Three Months to approximately $391,000 for the 2001 Three Months and decreased approximately 17% from approximately $940,000 in the 2000 Six Months to approximately $782,000 in the 2001 Six Months. This overall decrease in investment income during the 2001 periods versus comparable periods of 2000 is due to a decrease in the net yield on our invested cash.

        (b)     Liquidity and Capital Resources

        At June 30, 2001, we had cash and cash equivalents of approximately $27,320,000 with working capital of approximately $17,441,000 primarily representing the net proceeds of our private placements of equity securities and our public offerings, payments from BMS which included equity investments, royalties received from Celgene, proceeds from secured borrowing and various grants.

        We anticipate incurring substantial additional losses over at least the next several years due to, among other factors, the need to expend substantial amounts on our ongoing and planned clinical trials, manufacturing, additional research and development activities, and related business development and general corporate expenses. From inception through June 30, 2001, we have financed our operations primarily from:

    - the net proceeds of approximately $17,000,000 from private placements of equity securities;

    - payments from BMS of approximately $29,200,000 (of which $11,500,000 was an equity investment);

    - various grants of approximately $1,762,000 from the World Health Organization and SBIR;

    - net royalty revenues of approximately $5,670,000 recognized from Celgene's sales of THALOMID(R);

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

        In addition to the items detailed above, on March 15, 2001 our subsidiary TheraMed, Inc. received net proceeds of approximately $2,185,000 from the issuance of convertible promissory notes with a maturity date of December 31, 2003. The notes accrue simple interest at 8% per annum, payable upon maturity. The notes, plus the accrued interest, are convertible to common stock at any time at the option of the holder and are subject to a mandatory conversion to Series B Convertible Preferred Stock upon the occurrence of certain specified events. Holders of the promissory notes also received warrants to purchase a total of 10,925 shares of common stock of EntreMed.

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

        Our cash resources have been used to finance research and development, including sponsored research, drug manufacturing for clinical trials, stock repurchases, capital expenditures, including leasehold improvements to our current facility, and general and administrative expenses. Over the next several years, we expect to incur substantial additional research and development costs, including costs related to early-stage research, preclinical and clinical trials, product candidate manufacturing, increased administrative expenses to support our research and development operations and increased capital expenditures for expanded research capacity, various equipment needs and facility improvements.

        At June 30, 2001, we were a party to the following agreements requiring our funding: sponsored research in an aggregate of approximately $1,722,000 through 2001 (including $683,000 to Children's Hospital, Boston); clinical trials of approximately $2,077,000; manufacturing of product candidates for clinical trials of approximately $10,000,000; future potential milestone payments of up to $3,435,000 and additional payments upon attainment of regulatory milestones.

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

        We believe that our existing resources will be sufficient to meet our planned expenditures for the next twelve months, although there can be no assurance we will not require additional funds. Our working capital requirements will depend upon numerous factors including:

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

        We will require substantial funds in addition to the present existing working capital to develop our product candidates and to fully meet our business objectives. In addition to additional equity offerings, we are exploring other opportunities to raise funds. Subsequent to the quarter ended June 30, 2001, we negotiated a sale of our rights to receive future THALOMID(R) royalties. Please see "Item 5 - Other Information" for additional information.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without significantly increasing the risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned our cash and cash equivalents. Due to the short term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of June 30, 2001.

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

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        (a) The Company's annual meeting of stockholders was held on June 15, 2001 ("Annual Meeting").

        (b) Not applicable.

        (c) At the Annual Meeting, the stockholders considered and approved the following proposals:

        (i) Election of Directors. The following sets forth the nominees who were elected Directors of the Company for the term expiring in the year indicated as well as the number of votes case for, against, or withheld:

Year Term Expires     Name                  Votes For        Votes Withheld
----------------------------------------------------------------------------
2004                  Donald S. Brooks      15,949,832         253,458
----------------------------------------------------------------------------
2004                  Peter S. Knight       16,029,025         174,265
----------------------------------------------------------------------------
2002                  Jennie C. Hunter-     16,029,565         173,725
                      Cevera

        (ii) Approve the Company's 2001 Long-Term Incentive Plan. At the Annual Meeting the stockholders approved the adoption of 2001 Long-Term Incentive Plan (the "2001 Plan"). This proposal received 5,230,859 votes in favor, 1,977,342 votes against and 45,311 abstentions. In addition, 8,949,778 shares were not voted or represented broker non-votes.

        (iii) Ratification of Appointment of Ernst & Young LLP. At the Annual Meeting, stockholders approved and ratified the selection of Ernst & Young LLP as the independent auditors. The proposal received 16,143,193 votes in favor, 43,443 votes against and 16,654 abstentions.

Item 5.  OTHER INFORMATION

        Pursuant to a purchase agreement dated June 15, 2001 by and between Bioventure Investments kft ("Bioventure") and the Company, as amended July 13, 2001, July 30, 2001 and August 3, 2001 (the "Purchase Agreement"), Bioventure purchased as of August 6, 2001 all of our right, title and interest to the net royalty payments payable by Celgene Corporation ("Celgene") to the Company under the agreement dated as of December 9, 1998 by and between the Company and Celgene (the "Celgene Sublicense"). In consideration for such sale, the Company received $24.38 million in cash, the right to receive a future payment of $3 million if certain sales milestones are achieved, and the right to receive additional contingent consideration in the event that sales of Thalidomide satisfy specified thresholds.

        The Celgene Sublicense and the license agreement dated as of May 26, 1994, as amended, by and between the Company and Children's Medical Center Corporation ("CMCC") (the "CMCC License") were terminated as of the closing and the Company entered into a new agreement (the "Analog Agreement") with CMCC, pursuant to which CMCC granted to the Company an exclusive worldwide right and license to the Thalidomide analogs that previously were licensed to us under the CMCC License. Under the Analog Agreement, we are obligated to make payments to CMCC in connection with the attainment of certain milestones and royalty payments in connection with any future sales of licensed analogs.

        The pro-forma financial statements included in this report as Exhibit
99.1 and incorporated by reference herein give effect to the transaction as of January 1, 2000.

        The above description is qualified in its entirety by reference to the Purchase Agreement and the Amendments thereto and the Analog Agreement, filed as exhibits 10.39.1 - 10.39.4 and 10.40, respectively.



Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        10.39.1* Purchase Agreement between Bioventure Investments kft and the
                 Company, dated June 15, 2001

        10.39.2 Amendment 1 to Purchase Agreement between Bioventure Investments kft and the Company, dated July 13, 2001

        10.39.3 Amendment 2 to Purchase Agreement between Bioventure Investments kft and the Company, dated July 30, 2001

        10.39.4 Amendment 3 to Purchase Agreement between Bioventure Investments kft and the Company, dated August 3, 2001

        10.40* Analog Agreement between Children's Medical Center Corporation and the Company, dated August 6, 2001

        99.1 Unaudited Pro-forma Consolidated Financial Statements - Pro-forma Consolidated Balance Sheet for the period ending June 30, 2001 and Pro-forma Consolidated Statements of Operations for the periods ending December 31, 2000 and June 30, 2001


* Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been filed with the Commission pursuant to our application for confidential treatment.

        (b) Reports on Form 8-K

                 None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             ENTREMED, INC.
                                              (Registrant)


Date:  August 14, 2001                        /s/ John W. Holaday
                                    ---------------------------------------
                                             John W. Holaday, Ph.D.
                                     President and Chief Executive Officer




Date:  August 14, 2001                         /s/ Thomas P. Russo
                                    ----------------------------------------
                                                 Thomas P. Russo
                                             Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

10.39.1*          Purchase Agreement between Bioventure Investments kft and the Company, dated
                  June 15, 2001

10.39.2           Amendment 1 to Purchase Agreement between Bioventure Investments kft and the
                  Company, dated July 13, 2001

10.39.3           Amendment 2 to Purchase Agreement between Bioventure Investments kft and the
                  Company, dated July 30, 2001

10.39.4           Amendment 3 to Purchase Agreement between Bioventure Investments kft and the
                  Company, dated August 3, 2001

10.40*            Analog Agreement between Children's Medical Center Corporation and the
                  Company, dated August 6, 2001

99.1              Unaudited Pro-forma Consolidated Financial Statements - Pro-forma Consolidated
                  Balance Sheet for the period ending June 30, 2001 and Pro-forma Consolidated
                  Statements of Operations for the periods ending December 31, 2000 and
                  June 30, 2001



* Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been filed with the Commission pursuant to our application for confidential treatment.