Form 10-Q
period 2001-09-30
ENTREMED INC
filed 2001-11-13
CIK 895051

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20459

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

20850
(Zip code)

(301) 217-9858
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X  NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at November 9, 2001

Common Stock $.01 Par Value	18,272,370

ENTREMED, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains and incorporates by reference certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by forward-looking words such as “may,” “will,” “expect,” “anticipate” or similar words. These forward-looking statements include, among others, statements regarding the timing of our clinical trials and the expected increases in our expenses.

Our forward-looking statements are based on information available to us today, and we will not update these statements. Our actual results may differ significantly from those discussed in our forward-looking statements due to, among other factors, our history of operating losses and anticipation of future losses; the value of our common stock; uncertainties relating to our technological approach; uncertainty of our product candidate development; our need for additional capital and uncertainty of additional funding; our dependence on collaborators and licensees; intense competition and rapid technological change in the biopharmaceutical industry; uncertainties relating to our patent and proprietary rights; uncertainties relating to clinical trials; government regulation and uncertainties of obtaining regulatory approval on a timely basis or at all; our dependence on key personnel, research collaborators and scientific advisors; uncertainties relating to health care reform measures and third-party reimbursement; risks associated with product liability; and other factors discussed in our other filings with the Securities and Exchange Commission.

ENTREMED, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,089,878	$24,503,886
Interest receivable	90,160	5,086
Accounts receivable	66,016	1,473,383
Prepaid expenses and other	3,225,964	494,011

Total current assets	41,472,018	26,476,366
Furniture and equipment, net	4,363,202	4,576,483
Other assets	373,374	357,563

Total assets	$46,208,594	$31,410,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	14,222,054	$8,562,671
Accrued liabilities	2,678,223	1,787,416
Notes payable	1,074,640	997,096

Total current liabilities	17,974,917	11,347,183
Note payable, less current portion	189,772	1,005,728
Long term convertible debt	2,097,938	—

Total liabilities	20,262,627	12,352,911
Minority interest	17,300	17,556
Stockholders’ equity:
Convertible preferred stock, $1.00 par and $1.50
Liquidation value:
5,000,000 shares authorized, none issued and
outstanding at September 30, 2001 (unaudited)
and December 31, 2000	—	—
Common stock, $.01 par value:
35,000,000 shares authorized, 18,855,703 (unaudited)
and 17,237,155 shares issued and outstanding at
September 30, 2001 and December 31, 2000, respectively	188,557	172,371
Treasury stock, at cost: 583,333 shares held at
September 30, 2001 (unaudited) and December 31, 2000	(7,666,746)	(7,666,746)
Additional paid-in capital	183,700,207	157,521,715
Accumulated deficit	(150,293,351)	(130,987,395)

Total stockholders’ equity	25,928,667	19,039,945

Total liabilities and stockholders’ equity	$46,208,594	$31,410,412

The accompanying notes are an integral part of the financial statements.

ENTREMED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues:
Grant	$89,299	$72,484	$276,925	$300,709
Royalty	1,689	781,686	1,441,511	2,037,836
Other	—	—	14,027	109,265

Total revenues	90,988	854,170	1,732,463	2,447,810

Expenses:
Research and development	12,731,159	9,971,223	33,323,287	30,269,128
General and administrative	3,898,658	2,873,036	11,057,642	8,771,430

	16,629,817	12,844,259	44,380,929	39,040,558
Gain on sale of royalty interest	22,410,182	—	22,410,182	—
Interest expense	(89,297)	(54,889)	(233,027)	(167,805)
Investment income	383,206	764,765	1,165,355	1,704,643

Net income (loss)	$6,165,262	$(11,280,213)	$(19,305,956)	$(35,055,910)

Net income (loss) per share
(basic)	$0.34	$(0.66)	$(1.08)	$(2.22)

Weighted average number of shares
outstanding (basic)	18,272,370	16,964,613	17,893,661	15,781,868

Net income (loss) per share
(diluted)	$0.33	$(0.66)	$(1.08)	$(2.22)

Weighted average number of shares
outstanding (diluted)	18,822,750	16,964,613	17,893,661	15,781,868

     The accompanying notes are an integral part of the financial statements.

ENTREMED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2001	2000

Cash flows from operating activities
Net loss	$(19,305,956)	$(35,055,910)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,016,046	771,416
Loss on equity investment	—	195,000
Stock and warrants issued for compensation
and consulting services	44,820	—
Gain on sale of royalty interest	(22,410,182)	—
Minority interest	(256)	(922)
Changes in assets and liabilities:
Accounts receivable	1,407,367	(377,443)
Interest receivable	(85,074)	(24,751)
Prepaid expenses and other	(2,747,764)	(134,558)
Accounts payable	5,659,383	(275,126)
Accrued liabilities	890,807	(53,014)
Deferred revenue	—	(75,000)

Net cash used in operating activities	(35,530,809)	(35,030,308)

Cash flows from investing activities
Purchases of furniture and equipment	(802,765)	(1,278,939)
Proceeds from sale of royalty interest, net	22,410,182	—

Net cash provided by investing activities	21,607,417	(1,278,939)

Cash flows from financing activities
Proceeds from option and warrant exercises
and the sale of common stock	26,149,858	49,160,245
Proceeds from issuance of convertible debt	2,097,938	—
Payment of note payable	(738,412)	(890,277)

Net cash provided by financing activities	27,509,384	48,269,968

Net increase in cash and cash equivalents	13,585,992	11,960,721
Cash and cash equivalents at beginning of period	24,503,886	26,027,235

Cash and cash equivalents at end of period	$38,089,878	$37,987,956

The accompanying notes are an integral part of the financial statements.

ENTREMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001 (unaudited)

1. BASIS OF PRESENTATION

     Our accompanying unaudited consolidated financial information includes the accounts of our 85% owned subsidiary, Cytokine Sciences, Inc. and our 96.6% owned subsidiary MaxCyte, Inc. (formally TheraMed, Inc.). MaxCyte was formed in July 1998 as a wholly owned subsidiary and on April 1, 2000 was capitalized with $39,000 from us and $1,000 from a minority investor. We also agreed to contribute certain technology and to provide additional funding in exchange for preferred stock. TheraMed was renamed MaxCyte, a name reflective of it’s business strategy, in October 2001. We continue to provide facility and administrative services for which MaxCyte is obligated to repay us. MaxCyte will focus on the continued development and the commercialization of blood cell permeation technology.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to our audited financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2000.

2. CONTINGENCIES

     We are a defendant in a lawsuit initiated in August 1995 in the United States District Court for the Eastern District of Tennessee by Bolling, McCool & Twist (“BMT”), a consulting firm. In the suit, BMT asserts that we breached an agreement between BMT and us by failing to pay BMT certain fees it asserts are owed under the agreement. More specifically, BMT has asserted a claim for the payment of services rendered in the approximate amount of $50,000 and seeks a success fee in an unspecified amount in connection with the BMS Collaboration. The judge in the case bifurcated the proceeding into two phases: an adjudication of whether we breached our agreement with BMT and then a damage phase. After a trial on the merits the jury found in favor of BMT on the breach of contract claim. A trial to determine damages had been scheduled for April 14, 1998. However, on April 6, 1998, the court issued an Order pursuant to which damages were limited to those arising during the term of the Agreement, which terminated on November 1, 1995. On May 6, 1999, the court confirmed its decision by granting our motion for summary judgment and limiting our damages to approximately $50,000 plus interest. Thus, this litigation at the trial level had been concluded. BMT filed an appeal and we cross-appealed. On February 27, 2001, the United States Court of Appeals handed down a decision in the aforementioned appeal and thereafter denied our request for a rehearing by a full panel of the Court. The Court of Appeals effectively remanded the case back to the district court for a trial on what were the basic issues, whether or not Bolling, McCool and Twist was entitled to any percentage of anything of value received by EntreMed from the Bristol-Myers Squibb agreement with EntreMed. A new trial date has been scheduled for January 29, 2002. We intend to continue to contest any further action vigorously and believe that this proceeding will not have a material adverse effect on us or on our financial condition, although there can be no assurance that this will be the case.

     On May 30, 2000, Abbott Laboratories filed a law suit against Children’s Medical Center Corporation and us in the Federal District Court in Massachusetts requesting, among other things, that the court substitute Dr. Donald Davidson as inventor on Children’s U.S. Patent No. 4,854,221 which covers use of the Kringle 5 region of the plasminogen molecule as an anti-angiogenic agent and a declaratory judgement from the court to invalidate any agreement between Children’s Hospital and EntreMed regarding this patent. Abbott also filed a claim for misappropriation of trade secrets related to the Kringle 5 molecule seeking actual and punitive damages from the defendants. On July 18, 2000, we filed counterclaims against Abbott Laboratories including tortuous interference with contract and a declaratory judgement that Abbott’s patent covering Kringle 5 is invalid and that Children’s patent covering Kringle 5 is valid. The lawsuit is in the discovery phase. Although we do not currently believe that the Abbott lawsuit will have a material impact on the operations of the company, and we intend to vigorously contest the allegations raised in the lawsuit, there is a risk that Children’s patent or any agreement with Children’s with respect to the use of the patent could be invalidated or found not to exist.

     The Abbott lawsuit is not directed to nor does the suit affect our Angiostatin molecule, Kringles 1-3 of the plasminogen molecule, that is currently in Phase I clinical trial.

3. SALE OF ROYALTY RIGHTS

     Pursuant to a purchase agreement dated June 15, 2001 by and between Bioventure Investments kft (“Bioventure”) and the Company, as amended July 13, 2001, July 30, 2001 and August 3, 2001 (the “Purchase Agreement”), Bioventure purchased as of August 6, 2001 all of our right, title and interest to the net royalty payments payable by Celgene Corporation (“Celgene”) to the Company under the agreement dated as of December 9, 1998 by and between the Company and Celgene (the “Celgene Sublicense”). In consideration for such sale, the Company received $24.38 million in cash, the right to receive a future payment of $3 million under certain circumstances, and the right to receive additional contingent consideration in the event that sales of Thalidomide satisfy specified thresholds.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     (a)  Overview

     Since our inception in September 1991, we have devoted substantially all of our efforts and resources to sponsoring and conducting research and development on our own behalf and through collaborations. Through September 30, 2001, all of our revenues and gains have been generated from license fees, research and development funding, royalty payments, the sale of royalty rights, and certain research grants; we have not generated any revenue from direct product sales. We anticipate our primary revenue sources for the next few years to include research grants and collaboration payments under current or future arrangements. The timing and amounts of such revenues, if any, will likely fluctuate and depend upon the achievement of specified research and development milestones, and results of operations for any period may be unrelated to the results of operations for any other period.

Results of Operations

Three and Nine Months Ended September 30, 2000 and September 30, 2001

     Revenues decreased 89% from approximately $854,000 for the three months ended September 30, 2000 (“2000 Three Months”) to approximately $91,000 for the three months ended September 30, 2001 (“2001 Three Months”). For the Nine months ended September 30, 2000 (“2000 Nine Months”), revenues were approximately $2,448,000 as compared to $1,732,000 for the nine months ended September 30, 2001 (“2001 Nine Months”), a 29% decrease. This decrease is primarily attributable to a decrease in our net royalty income. Net royalty income decreased 29% from approximately $2,038,000 for the 2000 Nine Months to approximately $1,442,000 for the 2001 Nine Months. The decrease in our revenues reflects the sale our right to receive future THALOMID® royalties, which occurred in August 2001.

     Research and development expenses increased by 28% from approximately $9,971,000 for the 2000 Three Months to approximately $12,731,000 for the 2001 Three Months and by 10% from approximately $30,269,000 for the 2000 Nine Months to approximately $33,323,000 for the 2001 Nine Months. Research and development expenditures include sponsored research payments to academic collaborators, including payments to Children’s Hospital of $1,500,000 in 2001 and $900,000 in 2000 and expenses related to our internal research programs. The 2001 Three Month increase results primarily from increases in personnel, product manufacturing, sponsored research and clinical trial programs. Reflected in the research and development expenses for the 2001 Nine Months are decreased expenditures for manufacturing of our three lead product candidates. This decrease, which results from the timing of our manufacturing, is offset by increases in personnel, clinical trial programs and product development programs related to our antiangiogenesis and blood cell permeation technologies. Overall, research personnel increased from 74 as of September 30, 2000 to 91 as of September 30, 2001. Research and development expenses are expected to increase in subsequent quarters as we continue to expand our research and development efforts.

     General and administrative expenses increased 36% from approximately $2,873,000 for the 2000 Three Months to approximately $3,899,000 for the 2001 Three Months. The increase results primarily from securing professional services in support of ongoing litigation. For the 2000 Nine Months general and administrative expenses were approximately $8,771,000 as compared to approximately $11,057,000 for the 2001 Nine Months, a 26% increase. The 2001 Nine Months increase resulted primarily from the increase in administrative costs associated with adding administrative staff to support our research efforts and external collaborations, investigating potential strategic relationships, and managing professional services and relationships.

     The Consolidated Statement of Operations for the three and nine months ended September 30, 2001 reflects a gain on sale of royalty interest of approximately $22,400,000 resulting from a purchase agreement by and between Bioventure Investments kft (“Bioventure”) and the Company. Bioventure purchased our right, title and interest to the net royalty payments payable by Celgene Corporation to the Company under an agreement dated as of December 9, 1998 by and between the Company and Celgene.

     Investment income decreased 50% from approximately $765,000 for the 2000 Three Months to approximately $383,000 for the 2001 Three Months and decreased 32% from approximately $1,705,000 in the 2000 Nine Months to approximately $1,165,000 in the 2001 Nine Months. This overall decrease in investment income during the 2001 periods versus comparable periods of 2000 is due to a decrease in the net yield on our available cash balances.

     (b)  Liquidity and Capital Resources

     At September 30, 2001, we had cash and cash equivalents of approximately $38,090,000 with working capital of approximately $23,497,000 primarily representing the net proceeds of our private placements of equity securities and our public offerings, payments from BMS which included equity investments, royalties received from Celgene, proceeds from secured borrowing, the sale of royalty rights and various grants.

     We anticipate incurring substantial additional losses over at least the next several years due to, among other factors, the need to expend substantial amounts on our ongoing and planned clinical trials, manufacturing, additional research and development activities, and related business development and general corporate expenses. From inception through September 30, 2001, we have financed our operations primarily from:

•	the net proceeds of approximately $17,000,000 from private placements of equity securities prior to becoming a public company;

•	payments from BMS of approximately $29,200,000 (of which $11,500,000 was an equity investment);

•	various grants of approximately $1,851,000 from the World Health Organization and SBIR;

•	net royalty revenues of approximately $5,670,000 recognized from Celgene’s sales of THALOMID®;

•	net proceeds of approximately $43,541,000 from our initial public offering;

•	net proceeds of approximately $28,400,000 from a private offering completed on July 27, 1999 of 1,478,118 shares of our common stock, Series 1 Warrants and Series 2 Warrants.;

•	net proceeds of $17,818,000 from exercise of Series 2 Warrants and $6,402,000 from exercise of Series 1 Warrants issued in connection with the July 27, 1999 private offering;

•	proceeds of $3,000,000 from a borrowing in December 1999 secured by our equipment;

•	net proceeds of approximately $20,680,000 from a public offering completed on June 19, 2000 of 1,000,000 shares of our common stock;

•	net proceeds of approximately $24,534,000 from a public offering completed on March 2, 2001 of 1,450,000 shares of our common stock;

•	net proceeds of approximately $1,692,000 from the March 28, 2001 sale of 100,000 shares of our common stock resulting from the exercise of the underwriter over-allotment pursuant to the public offering completed on March 2, 2001; and

•	net proceeds of approximately $22,410,000 from the August 6, 2001 sale of our right to receive future THALOMID® royalties.

     In addition to the items detailed above, on March 15, 2001 our subsidiary MaxCyte received net proceeds of approximately $2,185,000 from the issuance of convertible promissory notes with a maturity date of December 31, 2003. The notes accrue simple interest at 8% per annum, payable upon maturity. The notes, plus the accrued interest, are convertible to common stock at any time at the option of the holder and are subject to a mandatory conversion to Series B Convertible Preferred Stock upon the occurrence of certain specified events. Holders of the promissory notes also received warrants to purchase a total of 10,925 shares of common stock of EntreMed.

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

     At September 30, 2001, we were a party to the following agreements requiring our funding: sponsored research in an aggregate of approximately $2,580,000 through 2002 (including $1,433,000 to Children’s Hospital, Boston); clinical trials of approximately $1,366,000; manufacturing of product candidates for clinical trials of approximately $10,000,000; future potential milestone payments of up to $3,435,000 and additional payments upon attainment of regulatory milestones.

     In December 2000 and 1999, we exercised our option to repurchase shares of our common stock from BMS for $13.143 per share. Shares repurchased totaled 291,666 and 291,667 for repurchase prices of $3,833,367 and $3,833,379 in 2000 and 1999 respectively. Shares repurchased from BMS are accounted for as treasury stock. BMS’ remaining 291,666 shares held in connection with the collaborative research and development agreement are subject to certain restrictions and we may exercise our right to repurchase these remaining shares for $13.143 per share (approximately BMS’ cost per share) at any time prior to November 30, 2001.

     We will require additional funds in addition to our existing working capital to meet our currently planned expenditures over the next twelve months and to complete the development of our product candidates and fully meet our business objectives. Unless we raise additional funds, we may be required to delay or postpone the manufacturing of one or more of our product candidates or delay, reduce the scope of, or eliminate one or more of our research and development programs. Our working capital requirements will depend upon numerous factors including:

•	the progress of our research and development programs;

•	our ability to contain our manufacturing costs;

•	preclinical testing and clinical trials;

•	achievement of regulatory milestones;

•	the timing and cost of seeking regulatory approvals;

•	the level of resources that we devote to the development of manufacturing, marketing and sales capabilities, if any;

•	technological advances;

•	the status of competing products; and

•	our ability to maintain existing and establish new collaborative arrangements with other companies to provide us with funding to support these activities.

     We will require substantial funds in addition to the present existing working capital to develop our product candidates and to fully meet our business objectives. In addition to additional equity offerings, we are exploring other opportunities to raise funds. We cannot predict whether any of our efforts to raise additional capital will be successful.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned our cash and cash equivalents. Due to the short term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of September 30, 2001.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     This information as set forth in Note 2 of “Notes to Consolidated Financial Statements” appearing in Item 1 of Part I of this report is incorporated herein by reference.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

Item 3. DEFAULT UPON SENIOR SECURITIES

     Not applicable.

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable.

Item 5. OTHER INFORMATION

     Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     None

     (b)  Reports on Form 8-K

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTREMED, INC. (Registrant)

Date: November 13, 2001	/s/ John W. Holaday John W. Holaday, Ph.D. Chief Executive Officer

Date: November 13, 2001	/s/ Dane R. Saglio Dane R. Saglio Chief Accounting Officer