Form 10-K405
period 2001-12-31
ENTREMED INC
filed 2002-03-12
CIK 895051

================================================================================


                                    FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C., 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934 For the
                       fiscal year ended December 31, 2001

                         Commission file number 0-20713

                                 ENTREMED, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

                Delaware                                                           58-1959440
--------------------------------------------                           -----------------------------------
          (State of Incorporation)                                     (I.R.S. Employer Identification No.)

9640 Medical Center Drive, Rockville, MD                                                20850
-----------------------------------------                                               -----
     (Address of principal executive offices)                                        (Zip Code)

Registrant's telephone number, including area code:   (301) 217-9858
---------------------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                                      Title
                                      -----
                     Common Stock, Par Value $.01 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K [x]

As of March 7, 2002, 21,922,860 shares of common stock were outstanding and the aggregate market value of the shares of common stock held by non-affiliates was approximately $158,940,735.

                       Documents incorporated by reference

See Part III hereof with respect to incorporation by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and the Exhibit Index hereto.

================================================================================

                                 ENTREMED, INC.
                 FORM 10-K - FISCAL YEAR ENDED DECEMBER 31, 2001

Contents and Cross Reference Sheet

     Form 10-K         Form 10-K                                                                        Form 10-K
     Part No.         Item No.                           Description                                     Page No.
   ------------     ------------                         -----------                                   -----------
        I                 1             Business............................................................3

                          2             Properties.........................................................29

                          3             Legal Proceedings..................................................29

                          4             Submission of Matters to a Vote of Security Holders................29

       II                 5             Market for Registrant's Common Equity and
                                        Related Stockholder Matters........................................30

                          6             Selected Financial Data............................................31

                          7             Management's Discussion and Analysis of
                                        Financial Condition and Results of Operation.......................32

                        7(a)            Quantitative and Qualitative Disclosures
                                        About Market Risk..................................................37

                          8             Financial Statements and Supplementary Data........................37

                          9             Changes in and Disagreements with Accountants
                                        on Accounting and Financial Disclosure.............................37

       III             10 - 13          Incorporated by reference from the Company's Proxy Statement.......37

       IV                14             Exhibits, Financial Statement Schedules and Reports
                                        on Form 8-K........................................................38


Signatures.................................................................................................42
Audited Consolidated Financial Statements..................................................................F-0

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report contains and incorporates by reference certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by forward-looking words such as "may," "will," "expect," "anticipate" or similar words. These forward-looking statements include, among others, statements regarding our business strategy, the timing of our clinical trials and the expected increases in our expenses.

        Our forward-looking statements are based on information available to us today, and we will not update these statements. Our actual results may differ significantly from those discussed in our forward-looking statements due to, among other factors, our history of operating losses and anticipation of future losses; the value of our common stock; uncertainties relating to our technological approach; uncertainty of our product candidate development; our need for additional capital and uncertainty of additional funding; our dependence on collaborators and licensees; intense competition and rapid technological change in the biopharmaceutical industry; uncertainties relating to our patent and proprietary rights; uncertainties relating to clinical trials; government regulation and uncertainties of obtaining regulatory approval on a timely basis or at all; our dependence on key personnel, research collaborators and scientific advisors; uncertainties relating to health care reform measures and third-party reimbursement; risks associated with product liability; and other factors discussed in our other filings with the Securities and Exchange Commission. You are encouraged to review the risk factors included in this report.

                                     PART I

ITEM 1.         BUSINESS

OVERVIEW

        EntreMed, Inc., The Angiogenesis Company(TM), is a clinical-stage biopharmaceutical company developing angiogenic therapeutics that inhibit abnormal blood vessel growth associated with a broad range of diseases such as cancer, blindness and psoriasis. Our strategy is to accelerate development of our angiogenesis expertise directly for applications in cancer and to seek to join commercially with partners for other applications through collaborations and sponsored research programs with pharmaceutical and biotechnology companies, universities and government laboratories. Currently, EntreMed has three product candidates - Endostatin, Panzem(TM) and Angiostatin - in clinical trials and a pipeline of new proteins, small molecules, vaccines and genes-based medicines in development.


        We believe that our product candidates, targeted to inhibit the abnormal growth of blood vessels, may prove effective in treating certain cancers and a broad range of other diseases. To date, however, we have not conducted clinical trials in diseases outside of oncology. In the case of cancer, our core focus, we believe that our angiogenesis inhibitor product candidates may have significant advantages over traditional cancer therapies, including a reduced likelihood of resistance, fewer side effects and the ability to be self-administered and administered in conjunction with other angiogenic inhibitors and/or traditional therapies.

        Our business objective and strategy is to accelerate the development of our angiogenic inhibitor product candidates and future technologies with clinical and commercial potential by:

        - focusing our resources on the clinical development of our drug candidates for the treatment of cancer;

        - broadening our product and technology portfolio through internal discovery and sponsored research collaborations with academic institutions, federal agencies and private enterprises; and

        - leveraging our scientific expertise in angiogenesis with oncology and non-oncology strategic partnerships and collaborations to minimize clinical trial and manufacturing costs, create additional revenues, and accelerate product commercialization.

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

        Angiogenesis also occurs during disease states, as in the case of cancer (where the growth of new blood vessels is necessary to sustain tumor growth), certain types of blindness (where the newly formed blood vessels block vision) and psoriasis (where there is excessive skin angiogenesis). We believe that angiogenesis inhibitors may have significant advantages over traditional therapies for these indications.

OUR ANGIOGENESIS APPROACH

        We believe our scientific approach provides for expertise in the science of angiogenesis. While a number of companies are now developing angiogenesis inhibitors, these compounds target various early steps in the series of events needed to form a new blood vessel that may provide targets that are too broad or too specific to achieve therapeutic advantage.

        We believe our compounds target or turn-off the angiogenesis cascade at the most effective point - endothelial cell proliferation and migration that is only associated with angiogenesis involved in the diseases. Compounds that target mechanisms prior to this signature event -- interfering with single growth factors or their receptors, for instance -- may not be specific enough to be effective and have shown early signs of toxicity, side effects or drug resistance. There are 19 known angiogenic factors and, as tumors progress, they express an increasing number of them, making, in our view, single growth factor strategies subject to drug resistance. Compounds targeting the steps that follow endothelial cell proliferation and migration -- adhesion molecules or smooth muscles, for example -- occur too late in the process and may not be effective. We believe endothelial cell proliferation and migration is the key step in the process of angiogenesis and will prove to be the most effective and safest approach to target, with the least negative effect on the body's natural processes, and with reduced likelihood of drug resistance.

OUR PIPELINE

        Targeting the endothelial cells involved in disease is the focus of our drug pipeline. Unlike many companies that concentrate on a single class of drugs, our pipeline covers four drug classes, with the single scientific focus of angiogenesis. Our drug candidate classes include proteins, small molecules, vaccines and gene-based medicines. We believe these classes give us a range of potential therapeutic opportunities that further enable us to research numerous drug delivery technologies that can deliver a drug systemically or locally.

                         DISCOVERY   PRECLINICAL   PHASE I  PHASE II
SMALL MOLECULES

 THALIDOMIDE                        PRODUCT ON THE MARKET

 PANZEM(TM)                  X            X           X         X

 THALIDOMIDE ANALOGS         X            X
 ENMD-0995 & ENMD-0997       X            X

 PANZEM(TM) ANALOGS          X

PROTEINS

 ENDOSTATIN                  X            X           X         X

 ANGIOSTATIN                 X            X           X

 METASTATIN                  X

 TFPI                        X

 PSA                         X

 HGF                         X

 SERPINS                     X

VACCINES

 GROWTH FACTOR VACCINE       X            X

GENE-BASED MEDICINES

 ENDOSTATIN GENE             X

 ANGIOSTATIN GENE            X

 PSA GENE                    X

CORPORATE DEVELOPMENT STRATEGY

        We believe that the abnormal growth of new blood vessels plays a key role in approximately 80 diseases in fields of medicine including oncology, ophthalmology, dermatology, inflammation, women's health, and cardiovascular and bone diseases. Over the last few years, the critical role of angiogenesis in these diseases has been reinforced in scientific publications reporting a direct link between the abnormal growth of blood vessels and disease progression. The role of angiogenesis in cancer has been the most heavily studied in the past, but scientists are examining angiogenesis in other fields of medicine.

        Oncology is our core business franchise. We are pursuing our own commercial developments as well as corporate alliances and partnerships in oncology. While we intend to continue to focus our clinical program in oncology, our angiogenesis research and expertise may be applied to additional fields of medicine. Based on our research, we have implemented a corporate development strategy that targets opportunities in six fields of medicine characterized by angiogenesis mediated diseases or disorders: ophthalmology, dermatology, inflammation, women's health, and cardiovascular and bone diseases. We believe we can leverage our research findings in oncology to these other six fields. As such, we are seeking relationships with pharmaceutical and biotechnology companies with an established position in these six non-oncology markets. By establishing relationships outside of oncology with companies that are experts in these areas, we believe we can create additional revenues to support our oncology program.

        We recently have entered into a five-year strategic alliance with Allergan Sales, Inc., a leader in ophthalmic research and development and pharmaceutical products, to develop and commercialize small molecule angiogenic inhibitors for the treatment and prevention of diseases and conditions of the eye. Panzem(TM) is the first small molecule to be licensed, developed and marketed under this agreement. Allergan and EntreMed will co-develop Panzem(TM) to treat age-related macular degeneration (ARMD), a leading cause of blindness that is the result of bleeding from ruptured new blood vessels that form under the retina. Under the terms of the agreement, Allergan will receive an exclusive worldwide license to commercialize Panzem(TM) for ophthalmologic uses with local delivery to the eye. We retain all rights to Panzem(TM) for uses outside ophthalmology. If Allergan chooses to develop any of our other molecules, we may receive additional payments.

BUSINESS DEVELOPMENT

        In addition to our alliance with Allergan, we continue to explore other opportunities for corporate alliances and partnerships to help us develop, manufacture, commercialize and/or market our product candidates. Our collaborators are generally expected to assist with funding or reimbursing all or a portion of the development costs, including the costs of clinical testing necessary to obtain regulatory clearances and for commercial scale manufacturing, in exchange for exclusive or semi-exclusive rights to market specific products in particular geographic territories. We may, however, consider marketing certain products directly and co-promoting certain products if we believe it is appropriate.

        We presently have an exclusive license to Endostatin, Panzem(TM) (with the exception of ophthalmology), Angiostatin and thalidomide analogs. Additionally, we have entered into an agreement with the National Cancer Institute for the preclinical and clinical development of Endostatin and Panzem(TM). We also have an agreement with the National Eye Institute for preclinical and clinical development of Panzem(TM). These agreements provide useful support for our programs while preserving our opportunities for commercialization, either alone or with a corporate partner.

CLINICAL DRUG CANDIDATES

        Our three drug candidates are or have been in 16 clinical trials in the United States and Europe. A chart summarizing the clinical status, followed by an overview of the discovery, preclinical work and clinical status, of each drug candidate is provided below.

PRODUCT
CANDIDATE          CLINICAL SITE LOCATION                          INDICATION                      PHASE     STATUS
--------------------------------------------------------------------------------------------------------------------------------
Angiostatin        Thomas Jefferson Univ., Philadelphia, PA,       Solid tumors/No central         I         Complete
                                                                   nervous system tumors (CNS)
--------------------------------------------------------------------------------------------------------------------------------
Angiostatin        Thomas Jefferson Univ., Philadelphia, PA,       Solid tumors/No CNS,            I         Enrolling
                                                                   combin. w/ radiation therapy
--------------------------------------------------------------------------------------------------------------------------------
Angiostatin        Univ. Medical Center, Utrecht, Netherlands      Solid tumors                    I         Ongoing,
                                                                                                             enrollment closed
--------------------------------------------------------------------------------------------------------------------------------
Endostatin         Dana-Farber Cancer Institute, Boston, MA        Solid tumors/No CNS             I         Ongoing,
                                                                                                             enrollment closed
--------------------------------------------------------------------------------------------------------------------------------
Endostatin         Free Univ., Amsterdam, Netherlands              Solid tumors/No CNS             I         Ongoing,
                                                                                                             enrollment closed
--------------------------------------------------------------------------------------------------------------------------------
Endostatin*        MD Anderson Cancer Center, Houston, TX          Solid tumors/No CNS             I         Complete

--------------------------------------------------------------------------------------------------------------------------------
Endostatin*        Univ. of Wisconsin, Madison, WI                 Solid tumors/No CNS             I         Complete

--------------------------------------------------------------------------------------------------------------------------------
Endostatin         MD Anderson Cancer Center, Houston, TX          Emphasis on sarcoma             I/II      Enrolling
                                                                   and melanoma
--------------------------------------------------------------------------------------------------------------------------------
Endostatin         Dana-Farber Cancer Institute, Boston, MA        Neuroendocrine                  II        Enrolling

                   Univ. of California, San Francisco, CA          Neuroendocrine                  II        Enrolling
--------------------------------------------------------------------------------------------------------------------------------

Panzem (TM)        Indiana Univ. Cancer Center, Indianapolis, IN   Metastatic breast cancer        I         Ongoing,
                                                                                                             enrollment closed
--------------------------------------------------------------------------------------------------------------------------------
Panzem (TM)        Indiana Univ. Cancer Center, Indianapolis, IN   Metastatic breast cancer,       I         Ongoing,
                                                                   combin. w/ Taxotere(R)                    enrollment closed

--------------------------------------------------------------------------------------------------------------------------------
Panzem* (TM)       National Cancer Institute, Bethesda, MD         Advanced solid tumors           I         Enrolling
--------------------------------------------------------------------------------------------------------------------------------

Panzem* (TM)       Mayo Clinic, Rochester, MN                      Advanced solid tumors           I         Enrolling
--------------------------------------------------------------------------------------------------------------------------------

Panzem (TM)        Univ. of Wisconsin, Madison, WI                 Prostate Cancer                 II        Ongoing,
                                                                                                             enrollment closed

                   Indiana Univ. Cancer Center, Indianapolis, IN   Prostate Cancer                 II        Ongoing,
                                                                                                             enrollment closed

--------------------------------------------------------------------------------------------------------------------------------
Panzem (TM)        Mayo Clinic, Rochester, MN                      Multiple Myeloma                II        Enrolling
--------------------------------------------------------------------------------------------------------------------------------
Panzem (TM)        Dana-Farber Cancer Institute, Boston, MA        Multiple Myeloma                II        Enrolling
--------------------------------------------------------------------------------------------------------------------------------

*NCI-sponsored trial. EntreMed provides only the drug candidate for this trial.


     Our Phase I clinical trials for Endostatin and Angiostatin focused on establishing safety profiles by administering the proteins via intravenous bolus. Based on these clinical data, and additional preclinical data, we explored other routes of administration. Our Phase II Clinical trials now use self-administration of Endostatin and Angiostatin by subcutaneous injection.


ENDOSTATIN

        Discovery

        In 1996, Drs. Judah Folkman and Michael O'Reilly, researchers at Children's Hospital, Boston, isolated and identified Endostatin. As part of EntreMed's sponsored research program with Children's Hospital, we licensed Endostatin in December 1996.

        Preclinical

        In preclinical studies, Endostatin has been shown to reduce the size of primary mouse cancers, including mouse models of Lewis lung, melanoma and rat glioma, as well as human prostate, breast and colon cancer grown in immunodeficient mice. Additional preclinical studies demonstrated that mouse and human sequences of Endostatin inhibited the growth of metastatic tumors. We emphasize, however, that mouse versions of Endostatin are not the same as human versions of this protein.

        By the end of 2001, over 250 published abstracts and peer reviewed articles had highlighted the angiogenic inhibitor effects of Endostatin in all forms in various preclinical experiments, most of which were conducted by researchers independent of us.

        Clinical

        In July 1999, the FDA allowed our Investigational New Drug (IND) application for the human testing of recombinant human Endostatin, and we began Phase I human clinical trials in October 1999.

        In August 2001, Endostatin received orphan drug status from the Food and Drug Administration (FDA) for the treatment of patients with neuroendocrine tumors. In February 2002, Endostatin received orphan drug status from the Food and Drug Administration (FDA) for the treatment of patients with malignant metastatic melanoma. Please refer to "Government Regulation" for further details.

        Endostatin is currently in four trials at five sites. The National Cancer Institute sponsored two additional Endostatin clinical trials that were completed in 2001. During 2001, our clinical investigators presented data on Endostatin Phase I trials at the American Society of Clinical Oncology Annual Meeting and the American Association for Cancer Research, National Cancer Institute and European Organization for Research and the Treatment of Cancer Annual Symposium. These Phase I studies, designed to test the drug's safety, are conducted with groups of patients who no longer respond to conventional therapy and have advanced, progressive cancer. An overview of the status of the Phase I and Phase II programs appears below.

ENDOSTATIN PHASE I PROGRAM:

        - 2 National Cancer Institute sponsored trials completed ( M.D. Anderson Cancer Center and University of Wisconsin) for solid tumors

        - 2 trials ongoing (Dana-Farber/Partners CancerCare, and Free University in Amsterdam)

        -       Solid tumors

        - Multiple routes of administration: intravenous bolus, continuous infusion and subcutaneous injection

        - Linear relationship between dose and blood levels when administered by intravenous bolus, continuous infusion and subcutaneous injection

        - Decreased endothelial progenitor cells, decreased tumor blood flow, decreased tumor metabolism, induced cell death

ENDOSTATIN CURRENT PHASE II PROGRAM:

        - Phase II for neuroendocrine tumors at Dana-Farber/Partners CancerCare and University of California at San Francisco

        -       Phase I/II emphasis on sarcoma and melanoma at MD Anderson
                Cancer Center

        - Phase II dose determined by preclinical modeling and Phase I results to target specific Endostatin levels

        - Improved formulation allows subcutaneous administration of Phase II doses

        - Development of endothelial progenitor cell assay for potential marker of Endostatin activity

PANZEM(TM)

        Discovery

        Panzem(TM) (the small molecule 2ME2) is an orally active, small molecular weight inhibitor of angiogenesis that also has demonstrated antiproliferative properties in preclinical models. Dr. Robert D'Amato first recognized the antiangiogenic properties of Panzem(TM) while working in Dr. Judah Folkman's laboratory at Children's Hospital, Boston. We licensed this natural estrogen metabolite from Children's Hospital in December 1996 as part of our sponsored research agreement with them.

        Preclinical

        In preclinical studies, we, and others, have demonstrated that breast cancer cells are extremely sensitive to Panzem(TM), even those cells that already have developed resistance to established drugs like Tamoxifen and Taxol. Panzem(TM) has been shown to inhibit the growth of human breast tumor cells in animal models and to produce a sharp decrease in the blood vessel density associated with tumors while exhibiting minimal toxicity. Additionally, Panzem(TM) has demonstrated effectiveness in animal models of glioblastoma, melanoma, Lewis lung and sarcoma. Studies by the National Eye Institute have demonstrated that ocular implants of Panzem(TM) may inhibit neovascularization in preclinical models of age-related macular degeneration. This has lead, in part, to our strategic relationship with Allergan. Please refer to "Corporative Development" and "Collaborations" for further details.

        By the end of 2001, over 130 published abstracts and peer reviewed articles had highlighted the angiogenic inhibitor effects of Panzem(TM) (2ME2) in various preclinical experiments, most of which were conducted by researchers independent of EntreMed.

        Clinical

        In February 2000, the FDA allowed our Investigational New Drug (IND) application for the human testing of Panzem(TM) and we began Phase I human clinical trials in March 2000.

        In August 2001, Panzem(TM) received orphan drug status from the Food and Drug Administration (FDA) for the treatment of patients with multiple myeloma. Please refer to "Government Regulation" for further details.

        Panzem(TM) is currently in four trials at five clinical sites. The National Cancer Institute is sponsoring two additional trials. During 2001, our clinical investigators presented data on Panzem(TM) Phase I trials at the American Society of Clinical Oncology Annual Meeting and the American Association for Cancer Research, National Cancer Institute and European Organization for Research and the Treatment of Cancer Annual Symposium. These Phase I studies, designed to test the drug's safety, are conducted with groups of patients who no longer respond to conventional therapy and have advanced, progressive cancer. Panzem is being tested as a single agent and in combination with Taxotere(R), a cytotoxic, or cell-killing, chemotherapy agent. An overview of the status of the Phase I and Phase II programs appears below.

PANZEM(TM) PHASE I PROGRAM:

        - 2 National Cancer Institute sponsored trials ongoing (Mayo Clinic and National Cancer Institute) for advanced solid tumors

        -       2 trials ongoing (Indiana University, Indianapolis)

        -       Metastatic Breast Cancer

        - One trial as single agent and one trial in combination with Taxotere(R)

        -       Daily oral dosing

        - Additional trials will test newly reformulated Panzem(TM) for increased bioavailability

PANZEM(TM) CURRENT PHASE II PROGRAM:

        - 2 trials ongoing at 4 sites: (Mayo Clinic, Dana-Farber/Partners CancerCare, Indiana University, University of Wisconsin)

        -       Multiple myeloma and hormone refractory prostate cancer

        -       Single agent

        -       Daily oral dosing

ANGIOSTATIN

        Discovery

        In May 1994, we licensed Angiostatin from Children's Hospital, Boston, as part of our sponsored research agreement with them. Drs. Michael O'Reilly and Judah Folkman first identified a substance associated with primary tumors that appeared to prevent vascularization and the growth of metastatic tumors. The Children's Hospital team isolated and identified this protein in 1995, which they named Angiostatin. EntreMed scientist first cloned and expressed Angiostatin.

        Preclinical

        In preclinical studies, mouse Angiostatin inhibited the growth of human breast cancer, colon cancer and prostate cancer in immunodeficient mice. There is evidence that Angiostatin regressed cancerous tumors in mice to a dormant state through the inhibition of angiogenesis. In other preclinical studies, mice with melanoma were treated with recombinant human Angiostatin; upon examination it was observed that the number of lung metastases decreased when compared to controls.

        By the end of 2001, approximately 275 published abstracts and peer reviewed articles had highlighted the antiangiogenic effects of Angiostatin in all forms in various preclinical experiments, most of which were conducted by researchers independent of EntreMed.

        Clinical

        In January 2000, the FDA allowed our Investigational New Drug (IND) application for the human testing of recombinant human Angiostatin and we began Phase I human clinical trials in April 2000.

        Angiostatin is currently in thee trials at two clinical sites. During 2001, our clinical investigators presented data on Angiostatin Phase I trials at the American Society of Clinical Oncology Annual Meeting and the American Association for Cancer Research, National Cancer Institute and European Organization for Research and the Treatment of Cancer Annual Symposium. These Phase I studies, designed to test the drug's safety, are conducted with groups of patients who no longer respond to conventional therapy and have advanced, progressive cancer. Angiostatin is being tested as a single agent and in combination with radiotherapy. An overview of the status of the Phase I program appears below.

ANGIOSTATIN PHASE I PROGRAM:

        - 3 trials ongoing (Thomas Jefferson University (2 trials) and University of Utrecht in the Netherlands)

        - Two trials as single agent and one trial in combination with radiation

        - Multiple routes of administration: intravenous bolus and subcutaneous injection

        - Linear relationship between dose and blood levels by intravenous bolus

THALIDOMIDE

        Dr. Robert D'Amato of Children's Medical Center Corporation (CMCC) in Boston filed a U.S. patent application on the use of thalidomide for treatment of angiogenesis-mediated diseases, including cancer, in 1993. EntreMed licensed the use of Thalidomide for cancer and other antiangiogenic mediated diseases from CMCC in 1994, and together with the National Cancer Institute, conducted four Phase II clinical trials and secured two orphan drug indications for the use of thalidomide in certain cancers.

        In December 1998, EntreMed sublicensed CMCC's patents, together with EntreMed's clinical trial program and orphan drug designations covering the use of Thalidomide for the treatment of angiogenesis-related diseases, to Celgene Corporation. Under the terms of that sublicensing agreement, EntreMed has collected royalties from Celgene on sales of THALOMID(R), regardless of indication. As reported by Celgene on February 1st, 2001, fiscal year 2000 sales of THALOMID(R) were approximately $62.02 million, and EntreMed received $3.46 million in royalty payments.

        In August 2001 we sold our rights to future royalties from the sales of thalidomide (THALOMID(R)). EntreMed received $24.3 million from Royalty Pharma AG, a Swiss stock corporation, and may receive an additional $3 million if certain sales milestones are achieved. Furthermore, if total and annual sales exceed established thresholds, EntreMed would receive from Royalty Pharma AG a share of certain royalty payments. The transaction did not require EntreMed to make thalidomide royalty payments to CMCC from the $24.3 million, or from any additional royalties received from Royalty Pharma AG upon achievement of certain sales milestones.

DISCOVERY & PRECLINICAL PROGRAM

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

        These include small molecular weight inhibitors of angiogenesis such as analogs of thalidomide (ENMD 0995 and ENMD 0997) and Panzem(TM). In addition, other proteins such as Metastatin and PSA have demonstrated potent antiangiogenic activity. Our scientists also are working with Tissue Factor Pathway Inhibitor, or TFPI, a natural inhibitor of clotting that also shows antitumor activity. We have identified a mechanism underlying these effects and will seek additional compounds with similar activity. Research efforts with vaccines directed against peptides of angiogenic growth factor FGF-2 also have shown inhibition of metastatic disease in animal models. Research initiatives include the development of a novel malaria vaccine that is presently in preclinical development (in our role as a subcontractor for a federal malaria vaccine initiative) and the cell permeation technology for blood cell delivery of therapeutic agents under development by our subsidiary, MaxCyte, Inc. We have filed patent applications in the United States and foreign countries on these discoveries. Please refer to "Patents, License and Proprietary Rights" for further details.

MAXCYTE, INC.

        We formed a subsidiary, MaxCyte, Inc. (formerly known as TheraMed, Inc.), to pursue the research, development and commercialization of our blood cell permeation technology. This technology allows us to deliver drugs, genes or other therapeutic agents that otherwise would not readily permeate the cell membrane into blood cells while retaining the blood cell's natural functions. MaxCyte's focus spans the development of precision-controlled cell loading capabilities enabling the rapid modification of a wide variety of human primary cells. These cells can be loaded with virtually any molecule including drugs, proteins, gene constructs, or gene fragments. The continuous flow system unique to MaxCyte's prototype clinical instrument and related technologies are protected by 4 U.S. patents issued, with over 30 U.S. and international patents pending.

        MaxCyte is focused in two areas: (1) non-viral high-throughput gene delivery to enable and advance the efforts of companies developing cell and gene-based therapeutics, and (2) targeted drug delivery opportunities addressing ischemic diseases and using platelets as envoy cells for infectious diseases and cancer. Our product candidate for targeting ischemic diseases, ErythroMax(TM) (which modifies red blood cells to enhance oxygen delivery), is in a Phase I clinical trial at the University of Cincinnati. We believe the technology is of major importance to the facilitation of the emerging field of cell and gene-based therapeutics where previously toxicities have been associated with the vector that introduces the gene into cells. The MaxCyte system avoids these toxicities and provides a platform for efficient, safe and economically advantageous gene transfer.

CONTRACT MANUFACTURING

        The manufacturing efforts for the production of EntreMed's clinical trial materials and large-scale development projects are performed by contract manufacturing organizations. Established relationships coupled with supply agreements have secured the necessary resources to ensure adequate supply of clinical materials to support our clinical development program. We believe that our current strategy of outsourcing manufacturing is cost-effective and allows for the flexibility we require.

        Chiron Corporation

        We completed negotiations with Chiron Corporation for technology transfer, scale-up and contract manufacture of recombinant human Endostatin in 2000 using the Pichia pastoris yeast expression system. The manufacturing services agreement between EntreMed and Chiron was amended to launch a series of major production campaigns through the fall of 2001. Chiron's manufacturing efforts will significantly augment those initially undertaken by Diosynth, and we believe will help to ensure that a sufficient quantity of Endostatin is available for our expanding clinical trials.

        Diosynth, Inc.

        Diosynth, Inc. (formerly Covance) has manufactured recombinant human Angiostatin protein using a manufacturing process developed by EntreMed. The process relies on the Pichia pastoris yeast expression system. Utilizing the manufacturing process developed by EntreMed, Diosynth has completed scale-up and production of Angiostatin in sufficient quantities for our current clinical plans.

        Tetrionics, Inc.

        In 2001, Panzem(TM) was manufactured by Tetrionics, Inc. and was encapsulated for oral use at the University of Iowa. Currently, Panzem(TM) is manufactured by Akzo Nobel. University of Iowa continues to encapsulate.

COLLABORATIVE RELATIONSHIPS

        EntreMed leverages its growth and drug development through strategic partnerships and collaborations with research centers of excellence, academic institutions, federal agencies, and corporations. Significant relationships are listed below.

        CORPORATE RELATIONSHIPS

        Allergan

        In January 2002, we entered into a five-year strategic alliance with Allergan to develop small molecules for ophthalmic uses with local delivery to the eye. The first candidate to be developed is Panzem(TM) for treatment of age-related macular degeneration. See "Corporate Development" for further information.

        Aventis

        Aventis has committed to a grant-in-aid with us that allows for exploration of Panzem used in combination with Taxotere in patients with prostate cancer.

        Calbiochem

        Since 1999, Calbiochem has been selling research-grade human Endostatin and Angiostatin for non-commercial research purposes. Royalties on sales provide minimal revenues.

        Cell Genesys

        In August 1999, we entered into a research collaboration to evaluate the use of certain viral vectors for gene delivery of Endostatin and Angiostatin in animal models with tumors.

        CytImmune Sciences

        Since 1997, we have worked with CytImmune to develop an assay kit for measuring human Endostatin. Sales from this kit provide minimal revenues, while expanding our clinical development of Endostatin.

        Royalty Pharma AG

        In August 2001, EntreMed sold the royalty stream of Thalomid(TM), while retaining rights to potential future revenues.

        SPONSORED RESEARCH PROGRAMS

        Under the terms of our sponsored research agreements, we have the option to license the technology discovered under certain projects being conducted in the laboratory of the scientists listed below. Any license obtained under the sponsored research agreement survives after the sponsored research agreement ends. The funds received in accordance with these agreements partially support a scientist's laboratory, research personnel, and research supplies.

        Children's Hospital, Boston

        Since 1993, EntreMed has sponsored research at Children's Hospital, Boston. In 2001, we had collaborative research agreements with three scientists at Children's Hospital.

        In September 2001, we signed a one-year renewal of our agreement to support the research of Dr. Judah Folkman, a pioneer in the field of angiogenesis. Through this agreement, originally executed in 1993, we have sustained a strong, valuable scientific collaboration with Dr. Judah Folkman, and have obtained exclusive worldwide rights to novel angiogenesis inhibitors, including Endostatin, Panzem(TM) and Angiostatin. Dr. Folkman has no personal financial relationship with EntreMed, owns no shares of the Company, and receives no direct compensation from the collaboration.

        In October 1999, we entered into a three-year sponsored research agreement with Children's Hospital to fund Dr. Robert D'Amato's research. Dr. D'Amato will continue research on thalidomide analogs, Panzem(TM) analogs and new compounds that may have antiangiogenic activity.

        In January 2000, we entered into a two-year sponsored research agreement with Children's Hospital to fund Dr. Karen Moulton's research. Dr. Moulton researches the relationship between angiogenesis inhibitors, such as Endostatin, and the reduction of coronary artery plaques.

        Harvard Medical School

        In July 2001, we renewed a sponsored research program with Harvard Medical School to fund Dr. Bjorn Olsen's research for an additional three years. Our collaboration with Dr. Olsen began in January 1998. Dr. Olsen researches the mechanism by which fragments of collagen inhibit angiogenesis.

COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS (CRADAS)

        National Cancer Institute

        We have three CRADAs with the National Cancer Institute as described below.

        - "Preclinical and Clinical Development of Endostatin" - Expires August 2003.

        - "Preclinical and Clinical Development of 2ME2 (Panzem(TM))" - Expires April 2003.

        - "Rational Design of HGF (Hepatocyte Growth Factor) Agonists and Antagonists" - Expires June 2004.

        National Eye Institute

        We have one CRADA with the National Eye Institute (NEI) as described below. NEI has demonstrated that ocular implants of Panzem(TM) may inhibit neovascularization in preclinical models of age-related macular degeneration.

        - "2ME2 (Panzem(TM)) Implant Development and Efficacy Assessment in Animals" - Expires June 2003.

        United States Naval Medical Research Center

        We have a CRADA with the Navy expiring in May 2002 for the development of Erythrocyte Binding Antigen 175 (EBA175 - a protein that is expressed by the malaria parasite to enable its invasion of the red blood cell) as a malaria vaccine candidate. Dr. Kim Lee Sim, our Vice President for Preclinical Research and Development, first discovered EBA175 and its role in malaria infection while working at the NIH. We have been developing a vaccine against EBA175 and in 1998, we obtained an exclusive, worldwide license for this technology from the NIH.

        GOVERNMENT CONTRACTS

        In November 2000, we were selected by the National Institutes of Allergy and Infectious Diseases as a subcontractor to assist with developing a malaria vaccine. This contract provides minimal revenues.

        SMALL BUSINESS INNOVATION RESEARCH (SBIR) GRANT

        Since 1994, we have received financial support for development of our malaria vaccine through the SBIR grant program, which provides most of the funding for this program.

        CLINICAL TRIAL CENTERS

        We have clinical trials at the following centers.

        Dana-Farber Cancer Institute
        Free University, Amsterdam, The Netherlands
        Indiana University Cancer Center
        Mayo Clinic
        MD Anderson Cancer Center
        Thomas Jefferson University Hospital
        University of Cincinnati (Maxcyte)
        University Medical Center, Utrecht, The Netherlands
        University of California, San Francisco
        University of Wisconsin

PATENTS, LICENSES AND PROPRIETARY RIGHTS

        Our success will depend in part on our ability to obtain patent protection for our products, both in the United States and abroad. The patent position of biotechnology and pharmaceutical companies, in general, is highly uncertain and involves complex legal and factual questions.

        To date, we own or have licensed on an exclusive basis a total of 105 patent applications and issued patents in the United States for our product candidates of which we own 42 and we license on an exclusive basis 63. We have a total of 234 patent applications pending in the United States and other countries.

        We have exclusively licensed from Children's Hospital, Boston, 13 pending United States patent applications and three issued patents covering Endostatin, fragments of Endostatin, nucleic acid coding for Endostatin, the use of Endostatin as a therapeutic agent, and the use of Endostatin as a diagnostic agent. The patent applications also cover the combination of Endostatin and other chemotherapeutic agents, such as Angiostatin, as a therapeutic composition. We have a United States patent application directed to the production of Endostatin.

        We have licensed exclusively from Children's Hospital, Boston, three pending United States patent applications and nine issued patents covering Angiostatin, nucleic acid coding for Angiostatin, the use of Angiostatin as a therapeutic agent and the use of Angiostatin as a diagnostic agent. We also have two United States patent applications directed to peptides and proteins that bind specifically to Angiostatin. We have a United States patent application directed to the production of Angiostatin.

        In addition, we have exclusively licensed technology from Children's Hospital, Boston, which covers the use of steroid-derived small molecular weight compounds such as Panzem(TM) that are antimitotic agents and antiangiogenic compounds. A patent application has been filed covering purified Panzem(TM) as a composition of matter. There are ten pending United States patent applications and five issued United States patents covering this technology. Patent applications also cover estrogen-related compounds with anti-fungal activity and antiplaque activities in atherosclerosis.

        We also have an exclusive, worldwide license from Children's Hospital, Boston, which includes 18 pending United States patent applications and four issued patents covering the thalidomide molecule and thalidomide analogs as antiangiogenic agents for the treatment of a wide variety of diseases that are caused by abnormal angiogenesis. These patent applications also include composition of matter coverage for certain thalidomide analogs. Composition of matter patent protection is not available for the molecule thalidomide. We are aware of several other issued patents covering certain non-antiangiogenic uses of thalidomide.

        Although we believe that the claims in such patents will not interfere with our proposed uses of thalidomide, there can be no assurance that the holders of such patents will not be able to exclude us from using thalidomide for other non-antiangiogenic uses of thalidomide. We have entered into a license agreement with Celgene under which we licensed to Celgene the use of thalidomide for treatment of antiangiogenic-mediated diseases. The Celgene-licensed patents were specifically limited to thalidomide and intentionally did not include analogs of thalidomide.

        The terms of the licenses for Panzem(TM), Angiostatin, Endostatin and Thalidomide extend until the underlying patents expire.

        Our subsidiary, MaxCyte, Inc., has seven United States patent applications pending and four issued patents covering our cell permeation technology. One of these patents has been licensed from the Center for Blood Research Laboratory. These patent applications and patents cover the overall electroporation device, the electroporation chamber in the device and the treatment of a wide variety of diseases using cells that have been treated in the electroporation device.

        Patent applications corresponding to the above-described United States patent applications have been filed in Europe, Japan, Canada, Australia, and other selected countries.

        We have registered the trademarks ENTREMED and THE ANGIOGENESIS COMPANY in the U.S. Patent and Trademark Office and have applied for registration of the mark in selected foreign countries. We have filed for registration of the marks VASCULOSTATIN, ENTREVEST, METASTATIN, METHOXOL, METHOXIN, APOTONIN, APOTOPIN, PANZEM, VAREXIS and MERISIS in the U.S. Patent and Trademark Office.

GOVERNMENT REGULATION

        Our development, manufacture, and potential sale of therapeutics are subject to extensive regulation by United States and foreign governmental authorities.

        Regulation of Pharmaceutical Products

        The Food and Drug Administration (FDA) may regulate our product candidates currently being developed as drugs, biologics or in some cases, as medical devices. New drugs and medical devices are subject to regulation under the Federal Food, Drug, and Cosmetic Act, and biological products, in addition to being subject to certain provisions of that Act, are regulated under the Public Health Service Act. We believe that drug products developed by us or our collaborators will be regulated either as biological products or as new drugs. Both statutes and the regulations promulgated thereunder govern, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and other promotional practices involving biologics or new drugs, as the case may be. FDA approval or other clearances must be obtained before clinical testing, and before manufacturing and marketing of biologics drugs and devices.

        Obtaining FDA approval has historically been a costly and time-consuming process. Generally, in order to gain FDA premarket approval, a developer first must conduct preclinical studies in the laboratory and in animal model systems to gain preliminary information on an agent's effectiveness and to identify any safety problems. The results of these studies are submitted as a part of an investigational new drug (IND) application for a drug or biologic or an investigational device exemption (IDE) for a device, which the FDA must review before human clinical trials of an investigational drug or device can begin. The IND or IDE includes a detailed description of the clinical investigations to be undertaken.

        In order to commercialize any products, we or our collaborators must sponsor and file an IND or, if applicable an IDE, and be responsible for initiating and overseeing the clinical studies to demonstrate the safety, effectiveness, and potency that are necessary to obtain FDA approval of any such products. For INDs or IDEs sponsored by us or our collaborators, we or our collaborators will be required to select qualified investigators (usually physicians within medical institutions) to supervise the administration of the products, and ensure that the investigations are conducted and monitored in accordance with FDA regulations, including the general investigational plan and protocols contained in the IND or IDE.

        Clinical trials of drugs or biologics are normally done in three phases, although the phases may overlap. Phase I trials are concerned primarily with the safety and preliminary effectiveness of the drug, involve a small group ranging from 15 - 40 subjects, and may take from six months to over one year to complete. Phase II trials normally involve 30 - 200 patients and are designed primarily to demonstrate effectiveness in treating or diagnosing the disease or condition for which the drug is intended, although short-term side effects and risks in people whose health is impaired may also be examined. Phase III trials are expanded clinical trials with larger numbers of patients which are intended to evaluate the overall benefit-risk relationship of the drug and to gather additional information for proper dosage and labeling of the drug. Phase III clinical trials generally take two to five years to complete, but may take longer. The FDA receives reports on the progress of each phase of clinical testing, and it may require the modification, suspension, or termination of clinical trials if it concludes that an unwarranted risk is presented to patients, or, in Phase II and III, if it concludes that the study protocols are deficient in design to meet their stated objectives.

        If clinical trials of a new product are completed successfully, the sponsor of the product may seek FDA marketing approval. If the product is regulated as a biologic, the FDA will require the submission and approval of a Biologics License Application (BLA) before commercial marketing of the biologic. If the product is classified as a new drug, an applicant must file a New Drug Application (NDA) with the FDA and receive approval before commercial marketing of the drug. If the product is classified as a medical device and it is not substantially equivalent to a device already on the market, a premarket approval application (PMA) must be submitted before marketing. The BLA, NDA, or PMA must include detailed information about the product and its manufacture and the results of product development, preclinical studies and clinical trials.

        The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. BLAs, NDAs, and PMAs submitted to the FDA can take up to two to five years to receive approval. If questions arise during the FDA review process, approval can take more than five years. Notwithstanding the submission of relevant data, the FDA may ultimately decide that the BLA, NDA or PMA does not satisfy its regulatory criteria for approval and deny approval, require additional clinical studies, or require demonstration of compliance with Good Manufacturing Practices or GMP. In addition, the FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and effectiveness. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual regulatory requirements and review relating to Good Manufacturing Practices, adverse event reporting, promotion and advertising, and other matters, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.

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

        Panzem(TM) and analogs of thalidomide may be regulated as new chemical entities by the FDA's Center for Drug Evaluation and Research. Generally, as new chemical entities are discovered, formal IND-directed toxicology studies will be required prior to human testing. The remainder of the developmental and regulatory requirements will be similar to that of any new drug.

        MaxCyte's cell permeation technology, and specifically IHP-treated red blood cells, will be regulated by the FDA's Center for Biologics Evaluation and Research. In 1997, the FDA responded to a letter from us requesting a product jurisdiction determination, designating the Center for Biologics Evaluation and Research as the agency with primary jurisdiction for the premarket review and regulation of the product. The product will be reviewed as a medical device under the Premarket Application (PMA) provisions of the Federal Food, Drug and Cosmetic Act. Historically, the Office of Blood Research and Review in the Center for Biologics Evaluation and Research has had the most expertise and experience in regulating blood apheresis equipment and disposables associated with the processing of human blood. Further development for MaxCyte's products is expected to follow a similar path to that of any therapeutic biologic, with successful completion of Phase I, Phase II and Phase III trials required to precede the filing of a PMA. The collection of blood from patients, the handling of blood cells and the reinfusion of cells is required to be done in compliance with procedures used for blood component collection. That regulation is designed to protect both donors and recipients of blood products and involves significant record keeping and other burdens.

        Orphan Drug Status

        We have received and may request orphan drug status for several of our product candidates under development. Orphan drug designation may be granted to those products developed to treat diseases or conditions that affect fewer than 200,000 persons in the United States or that affect more than 200,000 persons in the United States and for which there is no reasonable expectation that the cost of developing and making a drug in the United States for such disease or condition will be recovered from sales in the United States of such drug. Under the law, the developer of an orphan drug may be entitled to seven years of market exclusivity following the approval of the product by the FDA, exemption from user fee payments to the FDA and a tax credit for the amount of money spent on human clinical trials. However, we must be the first to receive FDA marketing approval to receive market exclusivity under the orphan drug statute should there be a competitor with a similar molecular entity pursuing the same intended clinical use. Although we may get market exclusivity under the Orphan Drug Act, the FDA will allow the sale of a molecularly equivalent drug, which is clinically superior to or a molecular entity different from another approved orphan drug, although for the same indication, during the seven-year exclusive marketing period. It is also possible that a competitor might try to undermine any exclusivity provided by promoting a product for an off-label use that is the otherwise protected product. We cannot be sure that any of our other product candidates under development will ultimately receive orphan drug designation, or that the benefits currently provided by this designation, if we were to receive it, will not subsequently be amended or eliminated. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

        Other

        In addition to the foregoing, our business is and will be subject to regulation under various state and federal environmental laws, including the Occupational Safety and Health Act, the Resource Conservation and Recovery Act and the Toxic Substance Control Act. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in and wastes generated by our operations. We cannot predict whether state or federal regulators and agencies will impose new regulatory restrictions on the marketing of biotechnology products.

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

        Our competition will be determined in part by the potential indications for which our product candidates may be developed and ultimately approved by regulatory authorities. We may rely on third parties to commercialize our products, and accordingly, the success of these products will depend in significant part on these third parties' efforts and ability to compete in these markets. The success of any collaboration will depend in part upon our collaborative partners' own competitive, marketing and strategic considerations, including the relative advantages of alternative products being developed and marketed by our collaborative partners and our competitors.

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

        We are aware of other companies developing thalidomide and certain of its chemical analogs for various disease indications, including our collaborative partner, Celgene, for the treatment of ENL, AIDS-related cachexia (or wasting) and mouth ulcers. Celgene has received approval from the FDA for the use of thalidomide in ENL. In 1997, two patents licensed to us were issued to Children's Hospital by the United States Patent and Trademark Office covering the use of thalidomide to treat angiogenic-mediated diseases including cancer, macular degeneration and rheumatoid arthritis. These thalidomide patents were sublicensed by us to Celgene. The Celgene-licensed patents were specifically limited to thalidomide and intentionally did not include analogs of thalidomide. Although we believe that these patent rights would preclude any company other than Celgene from marketing thalidomide for antiangiogenic indications, there can be no assurance that any patent will issue or afford meaningful protection. If a competitor of Celgene or us receives approval to market thalidomide for a particular disease indication, "off-label" use of thalidomide could adversely affect our business and operations. Although the FDA does not permit a manufacturer or distributor to market or promote an approved drug for an unapproved off-label use or dosage level, under its "practice of medicine" policy, the FDA generally does not prohibit a physician from prescribing an approved drug product for an unapproved use or dosage. In addition, pharmaceutical companies may provide certain information concerning off-label uses of their drug in compliance with statutory provisions or as permitted by court orders in a pending court challenge to the FDA's authority to regulate the dissemination of such information.

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

EMPLOYEES

        As of December 31, 2001, we had 112 full-time employees, of which 83 were employed in our research and development department. In addition, our subsidiary, MaxCyte, Inc., had 17 full-time employees. We intend to hire additional personnel in addition to utilizing part-time or temporary consultants on an as-needed basis. None of our employees are represented by a labor union and we believe our relations with our employees are satisfactory.

RISK FACTORS

        The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties that we are unaware of or that we currently believe are not material could also materially adversely affect our business, financial condition or result of operations. In any case, the value of the common stock could decline, and you could lose all or part of your investment. You should also refer to the other information contained in this report or incorporated herein by reference, including our consolidated financial statements and the notes to those statements. See also, "Special Note Regarding Forward-Looking Statements."

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES

        To date, we have been engaged primarily in research and development activities. Although we have received license fees and research and development funding from a former collaborator, limited revenues on royalties from sales of THALOMID(R), and certain research grants, we have not derived significant revenues from operations.

        At December 31, 2001, we had an accumulated deficit of approximately $174,296,466. Losses have continued since December 31, 2001. We also will be required to conduct substantial research and development and clinical testing activities for all of our proposed products. We expect that these activities will result in operating losses for the foreseeable future before we commercialize any products, if ever. In addition, to the extent we rely on others to develop and commercialize our products, our ability to achieve profitability will depend upon the success of these other parties. To support our research and development of certain product candidates, we also rely to a significant extent on grants and cooperative agreements from governmental and other organizations as a source of revenues and support. If our grant revenue or cooperative agreements were to be reduced to any substantial extent, it may impair our ability to continue our research and development efforts. Even if we do achieve profitability, we may not be able to sustain or increase it.

DEVELOPMENT OF OUR PRODUCTS IS AT AN EARLY STAGE AND IS UNCERTAIN

        Our proposed products and research programs are in the early stage of clinical development and require significant, time-consuming and costly research and development, testing and regulatory clearances. In developing our products, we are subject to risks of failure that are inherent in the development of products and therapeutic procedures based on innovative technologies. For example, it is possible that any or all of these proposed products or procedures will be ineffective or toxic, or otherwise will fail to receive necessary FDA clearances. There is a risk that the proposed products or procedures will be uneconomical to manufacture or market or will not achieve market acceptance. There is also a risk that third parties may hold proprietary rights that preclude us from marketing our proposed products or that others will market a superior or equivalent product. Further, our research and development activities might never result in commercially viable products.

        Our product candidates are at the clinical and preclinical stages of development. Although several of our product candidates have demonstrated some success in preclinical studies, they may not prove to be similarly effective in humans.

        Animals are not people, and testing on animals may occur under different conditions than testing in people. There are many regulatory steps that must be taken before any of these product candidates will be eligible for FDA approval and subsequent sale, including the completion of preclinical (animal) and clinical (human) trials. We do not expect that these product candidates will be commercially available for several years, if ever.

WE MUST SHOW THE SAFETY AND EFFICACY OF OUR PRODUCT CANDIDATES THROUGH CLINICAL TRIALS, THE RESULTS OF WHICH ARE UNCERTAIN

        Before obtaining regulatory approvals for the commercial sale of our products, we must demonstrate, through preclinical studies (animal testing) and clinical trials (human testing), that our proposed products are safe and effective for use in each target indication. We currently have three product candidates undergoing 15 phase I and phase II clinical trials at 10 different sites. Further testing of our product candidates will be required, and failure can occur at any stage of testing. Acceptable results from initial preclinical studies and clinical trials of products under development are not necessarily indicative of results that will be obtained from subsequent or more extensive preclinical studies and clinical testing in humans. Clinical trials may not demonstrate sufficient safety and efficacy to obtain the required regulatory approvals or result in marketable products. The failure to adequately demonstrate the safety and efficacy of a product under development could delay or prevent regulatory approval of the potential product.

        Clinical trials for the product candidates we are developing may be delayed by many factors, including that potential patients for testing are limited in number. The failure of any clinical trials to meet applicable regulatory standards could cause such trials to be delayed or terminated, which could further delay the commercialization of any of our product candidates. Any such delays will increase our product development costs. If such delays are significant they could negatively affect our financial results and the commercial prospects for our products.

MARKETING OUR PRODUCTS OUTSIDE OF THE UNITED STATES WILL ENTAIL ADDITIONAL COSTS

        We plan to eventually market our products outside of the United States. This will entail foreign regulatory approvals in other countries that may have different requirements from the regulatory process in the United States, subjecting our products to additional clinical trials and approvals, as well as licensing, manufacturing and labeling standards, even though the products are fully approved for manufacture, marketing and distribution in the United States. In order to meet any additional requirements that might be imposed by foreign governments, we may incur additional costs that will inhibit our profitability. If the relevant approvals cannot be obtained or will be too expensive to obtain, we might not be able to distribute our product candidates in foreign markets, despite the expenditure of time, effort and funds in an attempt to do so.

WE ARE UNCERTAIN WHETHER ADDITIONAL FUNDING WILL BE AVAILABLE FOR OUR FUTURE CAPITAL NEEDS AND COMMITMENTS

        We will require substantial funds in addition to our existing working capital to develop our product candidates and otherwise to meet our business objectives. We have never generated enough cash during any period since our inception to cover our expenses and have spent, and expect to continue to spend, substantial funds to continue our research and development and clinical programs. Any one of the following factors, among others, could cause us to require additional funds or otherwise cause our cash requirements in the future to materially increase:

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

        -       the regulatory approval process; or

        -       product launch.

        Also, through several agreements, we have agreed to fund sponsored research of approximately $1,694,000 (including $750,000 to Children's Hospital, Boston), clinical trials of approximately $1,202,000 and manufacturing costs of product candidates for clinical trials of approximately $3,000,000 through 2002. In addition, under the terms of certain license agreements, we must be diligent in bringing potential products to market and must make future milestone payments of up to $2,685,000 and additional payments upon attainment of regulatory milestones. If we fail to comply with the milestones or fail to make any required sponsored research or milestone payment, we could face the termination of the relevant sponsored research or license agreement, which could have a negative impact on our business, financial condition and results of operations.

        We may seek additional funding through collaborative arrangements and public or private financing, including equity financing. Collaborative arrangements or additional financing may not be available on acceptable terms to us or at all. If we issue more common stock to raise funds in the future, the ownership of existing holders in us may be diluted. If adequate funds are not available, we may be required to take one or more of the following actions:

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

        We may not be successful in establishing any collaborative arrangements. Even if we do establish such collaborations, we may not successfully commercialize any products under or derive any revenues from these arrangements. Our strategy also involves entering into multiple, concurrent strategic alliances to pursue commercialization of our core technologies. There is a risk that we will not be able to manage simultaneous programs successfully. With respect to existing and potential future strategic alliances and collaborative arrangements, we will depend on the expertise and dedication of sufficient resources by these outside parties to develop, manufacture, or market products. If a strategic alliance or collaborative partner fails to develop or commercialize a product to which it has rights, we may not recognize any revenues on that particular product.

WE HAVE NO CURRENT MANUFACTURING OR MARKETING CAPACITY AND RELY ON ONLY ONE SUPPLIER FOR SOME OF OUR PRODUCTS

        We do not expect to manufacture or market products in the near term, but we may try to do so in certain cases. We do not currently have the capacity to manufacture or market products and we have limited experience in these activities. If we elect to perform these functions, we will be required to either develop these capacities, or contract with others to perform some or all of these tasks. We may be dependent to a significant extent on corporate partners, licensees, or other entities for manufacturing and marketing of products. If we engage directly in manufacturing or marketing, we will require substantial additional funds and personnel and will be required to comply with extensive regulations. We may not be able to develop or contract for these capacities when required to do so in connection with our business.

        We are currently manufacturing products for clinical trials on a contract basis. Our current third party manufacturers and suppliers include:

        -       Dyosynth RTP, for the production of human Angiostatin,

        -       Chiron Corporation, for the production of human Endostatin, and

        -       Akzo Nobel, for the production of Panzem(TM).

        We currently use one supplier for the manufacture of these products and do not have arrangements in place with alternative suppliers if our current supplier is unable to deliver the product in necessary quantities. Therefore, we depend on all such third-party manufacturers to perform their obligations effectively and on a timely basis. These third parties may not meet their obligations and any such non-performance may delay clinical development or submission of products for regulatory approval, or otherwise impair our competitive position. Any significant problem experienced by one of our suppliers could result in a delay or interruption in the supply of materials to us until such supplier resolves the problem or an alternative source of supply is located. Any delay or interruption would likely lead to a delay or interruption of manufacturing operations, which could negatively affect our operations. Although we have identified alternative suppliers for our product candidates, we have not entered into contractual or other arrangements with them. If we needed to use an alternate supplier for any product, we would experience delays while we negotiated an agreement with them for the manufacture of such product. In addition, we may not be able to negotiate manufacturing terms with a new supplier that are as favorable as the terms we have with our current suppliers.

        Problems with any manufacturing processes could result in product defects, which could require us to delay shipment of products or recall products previously shipped. In addition, any prolonged interruption in the operations of the manufacturing facilities of one of our sole-source suppliers could result in the cancellation of shipments. A number of factors could cause interruptions, including equipment malfunctions or failures, or damage to a facility due to natural disasters or otherwise. Because our manufacturing processes are or are expected to be highly complex and subject to a lengthy FDA approval process, alternative qualified production capacity may not be available on a timely basis or at all. Difficulties or delays in our manufacturing could increase our costs and damage our reputation.

        The manufacture of pharmaceutical products can be an expensive, time consuming, and complex process. Manufacturers often encounter difficulties in scaling-up production of new products, including problems involving production yields, quality control and assurance, and shortages of personnel. Delays in formulation and scale-up to commercial quantities could result in additional expense and delays in our clinical trials, regulatory submissions, and commercialization.

MANUFACTURING FACILITIES PRODUCING OUR PRODUCT CANDIDATES MUST MAINTAIN REGULATORY APPROVAL

        Any manufacturer of our product candidates will be subject to applicable Good Manufacturing Practices (GMP) prescribed by the FDA or other rules and regulations prescribed by foreign regulatory authorities. We and any of our collaborators may not be able to enter into or maintain relationships either domestically or abroad with manufacturers whose facilities and procedures comply or will continue to comply with GMP and who are able to produce our small molecules and proteins.

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

THE MANUFACTURE OF OUR PRODUCT CANDIDATES, INCLUDING ENDOSTATIN AND ANGIOSTATIN, MAY NOT BE COMMERCIALLY FEASIBLE

        We have entered into agreements with Chiron Corporation and Diosynth RTP under which Chiron and Diosynth are responsible for producing sufficient amounts of Endostatin and Angiostatin, respectively, for toxicology studies and for scale-up production of these proteins under GMP conditions for clinical trials. We are reliant on Chiron and Diosynth for the production of sufficient quantities of the Endostatin and Angiostatin to complete our clinical studies, and if they fail to produce such quantities, then we would have to delay our clinical studies. If we are required to change to a new manufacturer, and if any suitable manufacturer can be found, significant additional time and funds would be required for technology transfer and testing. Indeed, the production of protein-based therapeutics using recombinant DNA techniques and fermentation is a difficult, expensive process. Therefore, we may not be able to manufacture commercial quantities of Endostatin and Angiostatin in a cost-effective manner.

        The manufacturing processes for several of the small molecules and proteins we are developing as product candidates have not yet been tested at commercial levels, and it may not be possible to manufacture these materials in a cost-effective manner.

OUR PRODUCTS MAY NOT ACHIEVE MARKET ACCEPTANCE

        Our success will be dependent on market acceptance of our products in the United States and, later, in international markets. Since we have not received the necessary approvals to sell our products in the United States or elsewhere, we cannot predict whether any of our products will achieve market acceptance, either in the United States or abroad. A number of factors may limit the market acceptance of our products, including the timing of regulatory approval and market entry relative to competitive products, the availability of alternative therapies or treatments, the price of our products relative to any alternatives, the availability of third-party reimbursement to pay for them, and the extent of the marketing efforts by competitors. Other risk factors identified in this section also may affect market acceptance of our product candidates.

WE DEPEND ON PATENTS AND OTHER PROPRIETARY RIGHTS, SOME OF WHICH ARE UNCERTAIN

        Our success will depend in part on our ability to obtain patents for our products, both in the United States and abroad. The patent position of biotechnology and pharmaceutical companies in general is highly uncertain and involves complex legal and factual questions. Risks that relate to patenting our products include the following:

        -       our failure to obtain additional patents;

        - challenge, invalidation, or circumvention of patents already issued to us;

        - failure of the rights granted under our patents to provide sufficient protection;

        -       independent development of similar products by third parties; or

        - ability of third parties to design around patents issued to our collaborators or us.

        For several of the products that we are developing, including Panzem(TM), composition of matter patents are not available because the compounds are in the public domain. In these cases, only patents covering the "use" of the product are available. In general, patents covering a new use for a known compound can be more difficult to enforce against infringers of the use claims in the patent.

        Our potential products may conflict with patents that have been or may be granted to competitors, universities or others. As the biotechnology industry expands and more patents are issued, the risk increases that our potential products may give rise to claims that may infringe the patents of others. Such other persons could bring legal actions against us claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the affected products. Any such litigation could result in substantial cost to us and diversion of effort by our management and technical personnel. If any of these actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. We may not prevail in any action and any license required under any needed patent might not be made available on acceptable terms, if at all.

        We are a party to sponsored research agreements and license agreements that require us to make milestone payments upon attainment of certain regulatory milestones. Failure to meet such milestones could result in the loss of certain rights to compounds covered under such license agreements.

        We also rely on trade secret protection for our confidential and proprietary information. However, trade secrets are difficult to protect and others may independently develop substantially equivalent proprietary information and techniques and gain access to our trade secrets and disclose our technology. We may not be able to meaningfully protect our rights to unpatented trade secrets. We require our employees, consultants, and advisors to execute a confidentiality agreement when beginning an employment or a consulting relationship with us. The agreements generally provide that all trade secrets and inventions conceived by the individual and all confidential information developed or made known to the individual during the term of the relationship automatically become our exclusive property. Employees and consultants must keep such information confidential and may not disclose such information to third parties except in specified circumstances. These agreements may not provide meaningful protection for our proprietary information in the event of unauthorized use or disclosure of such information.

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

THE EXPIRATION OF OUR RELATIONSHIP WITH CHILDREN'S HOSPITAL, BOSTON, COULD LIMIT OUR ABILITY TO ACQUIRE PRODUCT CANDIDATES AND SUBJECT US TO INCREASED COMPETITION

        We have relationships with collaborators at academic and other institutions that conduct research either on our behalf or whose research we have the right to license and use. Our primary research collaboration has been with Children's Hospital, Boston. Under our agreement with Children's Hospital, Boston, we provide funding for some of their research projects on blood vessel growth. In return, we obtain licenses to discoveries resulting from that research. Children's Hospital, Boston, originally discovered the proteins endostatin and angiostatin, and the small molecule that makes up Panzem(TM). Children's Hospital, Boston also identified the anti-blood vessel growth properties of thalidomide and certain thalidomide analogs. To date, we have received licenses from Children's Hospital, Boston, for each these discoveries.

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

        Our agreement with Children's Hospital, Boston will expire on September 30, 2002. Although this agreement has been renewed before, we do not know whether it will be renewed again. Because Children's Hospital, Boston, has, in the past, been an important source of product candidates for us, the expiration of this collaboration may limit our ability to acquire future product candidates.

        We cannot be sure that we will be able to negotiate research collaborations with new institutions or that any new collaboration will be successful. The expiration of the collaboration with Children's Hospital, Boston, may subject us to increased competition.

OUR POTENTIAL PRODUCTS ARE SUBJECT TO GOVERNMENT REGULATORY REQUIREMENTS AND AN EXTENSIVE APPROVAL PROCESS

        Our research, development, preclinical and clinical trials, manufacturing, and marketing of most of our product candidates are subject to an extensive regulatory approval process by the FDA and other regulatory agencies in the United States and abroad. The process of obtaining FDA and other required regulatory approvals for drug and biologic products, including required preclinical and clinical testing, is time consuming and expensive. Even after spending time and money, we may not receive regulatory approvals for clinical testing or for the manufacturing or marketing of any products. Our collaborators or we may encounter significant delays or costs in the effort to secure necessary approvals or licenses. Even if we obtain regulatory clearance for a product, that product will be subject to continual review. Later discovery of previously unknown defects or failure to comply with the applicable regulatory requirements may result in restrictions on a product's marketing or withdrawal of the product from the market, as well as possible civil or criminal penalties.

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

        These other companies and academic institutions may be larger and may have significantly greater financial resources, or be supported by large entities with greater financial resources than are currently available to us. They may also have established marketing and distribution channels. The drug industry is characterized by intense price competition, and we anticipate that we will face this and other forms of competition. Developments by others may render our products or technologies obsolete or noncompetitive and we may not be able to keep pace with technological developments. Competitors may develop products that use an entirely different approach or means of accomplishing the desired therapeutic effect that our products seek to achieve and may be more effective or less costly, or both. Accordingly, our competitors may succeed in commercializing products more rapidly than we do. If these competitors develop their products more rapidly and complete the regulatory process sooner, we may not be able to successfully compete with them.

        The pharmaceutical and biotechnology industries are rapidly evolving. We may not be able to develop products that are more effective or achieve greater market acceptance than our competitors' products. Our competitors may succeed in developing products and technologies that are more effective than those being developed by us or that render our products and technologies less competitive or obsolete. While we do not know the potential effectiveness of these products in comparison to our product candidates, it is possible that these products will be more effective than our products, will be easier to manufacture, will come to market before any of our products or will achieve market acceptance over our products.

LOSS OF KEY PERSONNEL AND CONSULTANTS COULD NEGATIVELY AFFECT OUR OPERATIONS

        We are dependent on certain of our executive officers and scientific personnel, including John W. Holaday, Ph.D., our co-founder, Chairman and Chief Executive Officer. Competition for qualified employees among pharmaceutical and biotechnology companies is intense, and the loss of certain of our personnel, or an inability to attract, retain, and motivate additional highly skilled scientific, technical, and management personnel, could negatively affect our ability to develop our products and achieve our business objectives. We may not be able to retain our existing personnel or attract and retain additional qualified employees. We carry key person life insurance only on Dr. Holaday and on Dr. Edward R. Gubish Jr., our President and Chief Operating Officer. Our existing coverage may not be adequate to protect us from the loss of Dr. Holaday or Dr. Gubish. Further, the loss of the technical knowledge and management and industry expertise of any of our senior management or scientific and technical personnel could result in delays in product development and other business objectives and in diversion of management resources.

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

POTENTIAL PRODUCTS MAY SUBJECT US TO PRODUCT LIABILITY FOR WHICH INSURANCE MAY NOT BE AVAILABLE

        The use of our potential products in clinical trials and the marketing of any pharmaceutical products may expose us to product liability claims. We have obtained a level of liability insurance coverage that we believe is adequate in scope and coverage for our current stage of development. However, our present insurance coverage may not be adequate to protect us from liabilities we might incur. In addition, our existing coverage will not be adequate as we further develop products, and in the future adequate insurance coverage and indemnification by collaborative partners may not be available in sufficient amounts or at a reasonable cost. If a product liability claim or series of claims are brought against us for uninsured liabilities, or in excess of our insurance coverage, the payment of such liabilities could have a negative effect on our business and financial condition.

THE MARKETABILITY OF OUR POTENTIAL PHARMACEUTICAL PRODUCTS MAY DEPEND ON REIMBURSEMENT AND REFORM MEASURES IN THE HEALTH CARE INDUSTRY

        Our success may depend, in part, on the extent to which reimbursement for the costs of therapeutic products and related treatments will be available from third-party payors such as government health administration authorities, private health insurers, managed care programs, and other organizations. Over the past decade, the cost of health care has risen significantly, and there have been numerous proposals by legislators, regulators, and third-party health care payors to curb these costs. Some of these proposals have involved limitations on the amount of reimbursement for certain products. Similar federal or state health care legislation may be adopted in the future and any products that our collaborators or we seek to commercialize may not be considered cost-effective. Adequate third-party insurance coverage may not be available for us to establish and maintain price levels that are sufficient for realization of an appropriate return on our investment in product development. Moreover, the existence or threat of cost control measures could cause our corporate collaborators to be less willing or able to pursue research and development programs related to our product candidates.

WE ARE SUBJECT TO RISK DUE TO OUR USE OF HAZARDOUS MATERIALS

        Our research and development involves the controlled use of hazardous biological, chemical, and radioactive materials. We are subject to federal, state, and local laws and regulations governing the use, manufacture, storage, handling, and disposal of such materials and certain waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result. Such liability could have a negative impact on our financial condition and results of operations.

THE PRICE OF OUR STOCK IS HIGHLY VOLATILE

        The market price of our common stock, like that of the common stock of many other biopharmaceutical companies, is highly volatile. For example, the market price of our stock from 1999 to 2001 ranged from a high of $101 to a low of $6.42. For the past 52 weeks the market price of our stock ranged from a high of $22.77 to a low of $5.80.

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

PROVISIONS OF OUR AMENDED AND RESTATED CERTIFICATE OF INCORPORATION AND BYLAWS AND DELAWARE LAW COULD DETER TAKEOVER ATTEMPTS

        Any of the following provisions could discourage, hinder or preclude an unsolicited acquisition of us and could make it less likely that securityholders receive a premium for their securities as a result of any such attempt:

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

        -       Furthermore, we are subject to the anti-takeover provisions of
                Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a "business combination" with an "interested stockholder," unless the business combination is approved in a prescribed manner.

ITEM 2.         PROPERTIES

        We currently lease approximately 46,000 square feet of space (approximately 32,000 square feet of which is laboratory space) in Rockville, Maryland. The lease expires in February 2009. We believe that our existing facilities will be adequate to accommodate the implementation of our current business plan.

ITEM 3.         LEGAL PROCEEDINGS

        We were a defendant in a lawsuit initiated in August 1995 in the United States District Court for the Eastern District of Tennessee by Bolling, McCool & Twist ("BMT"), a consulting firm. In the suit, BMT asserted that we breached an agreement between BMT and us by failing to pay BMT certain fees that allegedly were owed under the agreement. In January of 2002, the parties settled the lawsuit with EntreMed making a payment to BMT. The settlement amount had been reserved as of December 31, 2000. In addition, if EntreMed should receive certain payments from Bristol-Myers Squibb under an existing agreement between EntreMed and Bristol-Myers, BMT would receive one percent of those payments.

        On May 30, 2000, Abbott Laboratories filed a law suit against Children's Medical Center Corporation and us in the Federal District Court in Massachusetts requesting, among other things, that the court substitute Dr. Donald Davidson as inventor on Children's U.S. Patent No. 4,854,221 which covers use of the Kringle 5 region of the plasminogen molecule as an anti-angiogenic agent and a declaratory judgment from the court to invalidate any agreement between Children's Hospital and EntreMed regarding this patent. Abbott also filed a claim for misappropriation of trade secrets related to the Kringle 5 molecule seeking actual and punitive damages from the defendants. On July 18, 2000, we filed counterclaims against Abbott Laboratories including tortuous interference with contract and a declaratory judgement that Abbott's patent covering Kringle 5 is invalid and that Children's patent covering Kringle 5 is valid. The lawsuit is in the discovery phase. Although we do not currently believe that the Abbott lawsuit will have a material impact on the operations of the company, and we intend to vigorously contest the allegations raised in the lawsuit, there is a risk that Children's patent or any agreement with Children's with respect to the use of the patent could be invalidated or found not to exist.

        The Abbott lawsuit is not directed to nor does the suit affect our Angiostatin molecule, Kringles 1-3 of the plasminogen molecule, that is currently in Phase I clinical trials.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                        None.

                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS.

        Our common stock began trading publicly on the Nasdaq National Market under the symbol "ENMD" on June 12, 1996. The following table sets forth the high and low closing price for our common stock by quarter, as reported by the Nasdaq National Market, for the periods indicated:

                                                                HIGH         LOW
                                                             ----------   ---------
2000:
  First Quarter.......................................       $    98.50   $   27.00
  Second Quarter......................................            56.44       21.75
  Third Quarter.......................................            37.00       23.75
  Fourth Quarter......................................            38.00       17.25
2001:
  First Quarter.......................................       $    27.31   $   15.17
  Second Quarter......................................            21.24       13.45
  Third Quarter.......................................            15.24        7.00
  Fourth Quarter......................................            12.51        8.05
2002:
  First Quarter (through March  7, 2002)..............       $     8.27   $    6.33

        On March 7, 2002, the closing price of our common stock, as reported by the Nasdaq National Market, was $7.25 per share. As of March 7, 2002 there were approximately 800 holders of record of our common stock.

        Since our initial public offering in 1996, we have not paid cash dividends on our common stock. We currently anticipate that any earnings will be retained for the continued development of our business and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6.         SELECTED FINANCIAL DATA

        The following selected consolidated financial data set forth below has been derived from our audited consolidated financial statements. The data should be read in conjunction with the consolidated financial statements and related notes, Management's Discussion and Analysis of Financial Condition and
Results of Operations in Item 7 and other financial information included elsewhere in this annual report on Form 10-K.

                                                                       Year Ended December 31,
                                                                       -----------------------
STATEMENTS OF OPERATIONS DATA:               2001              2000             1999             1998           1997
                                       ----------------- ----------------- ---------------- --------------- --------------
Revenues
    Collaborative research
         and development               $        -        $        -        $     3,099,166  $    4,473,131  $   4,342,369
    License fees                                -                 -                403,333         200,000        200,000
    Grant revenues                              358,427           401,477          339,087         472,667        215,119
     Royalty revenues                         1,440,070         3,117,282        1,123,111         -               -
     Other                                       63,444           153,016           52,853          15,675         -
Total revenues                                1,861,941         3,671,775        5,017,550       5,161,483      4,757,488

Expenses:
    Research and development                 52,858,838        41,715,598       35,529,435      15,084,993      8,998,705
    General and administrative               15,815,353        12,673,851        8,028,922       5,760,215      4,915,724
    Interest expense                            344,969           241,451           22,270         -                1,418
    Investment income                       (1,437,966)       (2,164,748)      (1,677,361)     (2,169,955)    (2,621,630)
    Gain on sale of royalty interest       (22,410,182)          -                -                -               -
Net loss                               $   (43,309,071)  $   (48,794,377)  $  (36,885,716)  $ (13,513,770)  $ (6,536,729)
Net loss per share                              $(2.39)           $(3.04)          $(2.67)         $(1.07)        $(0.54)

Weighted average number of
    shares outstanding                       18,093,174        16,057,047       13,801,220      12,681,824     12,158,372




BALANCE SHEET DATA:
    Cash and cash equivalents
       and short-term investments           $41,386,300       $24,503,886      $26,027,235     $35,171,060    $45,245,071
    Working capital                          21,257,950        15,129,183       19,242,907      29,269,715     41,454,371
    Total assets                             46,218,450        31,410,412       31,843,625      39,574,003     47,838,663
    Deferred revenue, less
       current portion                        -                   -               -                -            1,341,666
    Accumulated deficit                   (174,296,466)     (130,987,395)     (82,193,018)    (45,307,302)   (31,793,532)
    Total stockholders' equity               23,194,898        19,039,945       21,984,801      33,188,064     41,953,094

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. See "Risk Factors".

OVERVIEW

        Since our inception in September 1991, we have devoted substantially all of our efforts and resources to sponsoring and conducting research and development on our own behalf and through collaborations. Through December 31, 2001, all of our revenues have been generated from license fees, research and development funding, royalty payments, the sale of royalty rights, and certain research grants; we have not generated any revenue from direct product sales. We anticipate our primary revenue sources for the next few years to include research grants and collaboration payments under current or future arrangements. The timing and amounts of such revenues, if any, will likely fluctuate and depend upon the achievement of specified research and development milestones, and results of operations for any period may be unrelated to the results of operations for any other period.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

        The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in our financial statements requiring significant estimates and judgments are as follows:

        - Royalties from licenses are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured. The majority of our royalty income is from Celgene on the sale of THALOMID(R).

        - Malaria Grant Revenue - The Company receives government grants for the development of potential malaria vaccines. Grants are funded in specific amounts based on funding requests submitted to the grantor. Grant revenues are recognized and realized at the time that research and development activities are performed.

        - Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development costs are expensed as incurred.

        - We are currently involved in certain legal proceedings as discussed in the "Commitments and Contingencies" note in the Notes to Consolidated Financial Statements. We do not believe these legal proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, were an unfavorable ruling to occur there exists the possibility of a material impact on the operating results of that period.

RESULTS OF OPERATIONS

Years Ended December 31, 2001, 2000 and 1999.

        Revenues. Revenues decreased approximately 49% in 2001 to approximately $1,862,000 from $3,672,000 in 2000 and decreased approximately 27% in 2000 from approximately $5,018,000 in 1999. The 2001 decrease results from lower royalty income reflecting the sale of our right to receive royalty income from Celgene's sales of thalidomide (THALOMID(R)). The decrease from 1999 to 2000 reflects the absence of Bristol-Myers Squibb Company (BMS) collaborative research and development fees and license fees. Revenues under collaborative research and development agreements were approximately $3,099,000 and license fees were approximately $403,000 in the year ended December 31, 1999. Revenues in 1999 consisted of the balance of the BMS collaborative research and development fees, license fees and related deferred revenue due to the modification of the research agreement with BMS in February 1999 whereby we assumed all responsibility for preclinical and clinical work on the Angiostatin protein effective August 1999. Included in grant revenues are funds received from a Small Business Innovative Research, or SBIR, program of the National Institutes of Health of approximately $358,000, $401,000 and $264,000 in 2001, 2000 and
1999, respectively. In accordance with our 1998 collaborative sublicensing agreement for thalidomide with Celgene, we recognized net royalty revenues from Celgene's sales of thalidomide (THALOMID(R)) of approximately $1,438,000 for the year ended December 31, 2001, a decrease of approximately 54% from approximately $3,115,000 in 2000. The 2000 amount was an increase of 177% from approximately $1,123,000 in 1999.

        Research and Development Expenses. From inception through December 31, 2001 we have incurred research and development expenses of approximately $177,000,000. Included in this amount are the expenses related to our three lead product candidates, Panzem(TM), Endostatin and Angiostatin. At December 31, 2001 the accumulated expenses for each of these development projects are $14,665,000, $61,250,000 and $29,837,000 respectively. Project expenses for Panzem(TM) $7,390,000, Endostatin $19,725,000 and Angiostatin $9,249,000 are reflected in our 2001 R&D expenses of approximately $52,859,000. Research and Development expenses were approximately $41,716,000 in 2000 and approximately $35,529,000 in 1999. Project costs for Panzem(TM), Endostatin and Angiostatin were $4,228,000, $22,433,000 and $3,661,000 in 2000, and $2,104,000, $15,438,000 and $8,780,000
in 1999, respectively.

        The amounts of the expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. As of December 31, 2001, three of our proprietary product candidates, Panzem(TM), Endostatin and Angiostatin were in various stages of clinical trials. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

        We estimate that clinical trials of the type we generally conduct are typically completed over the following timelines:

                                       ESTIMATED
                                       COMPLETION
CLINICAL PHASE                         PERIOD
Phase I                                1 Year
Phase II                               1-2 Years
Phase III                              2-4 Years

        The duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during the clinical trial protocol, including, among others, the following:

        -       the number of patients that ultimately participate in the trial;

        - the duration of patient follow-up that seems appropriate in view of the results;

        -       the number of clinical sites included in the trials; and

        -       the length of time required to enroll suitable patient subjects.

        We test our potential product candidates in numerous pre-clinical studies to identify indications for which they may be product candidates. We may conduct multiple clinical trials to cover a variety of indications for each product candidate. As we obtain results from trials, we may elect to discontinue clinical trials for certain product candidates or for certain indications in order to focus our resources on more promising product candidates or indications.

        An important element of our business strategy is to pursue the research and development of a range of product candidates for a variety of oncology and non-oncology indications. This allows us to diversify the risks associated with our research and development expenditures. As a result, we believe our future capital requirements and our future financial success are not substantially dependent on any one product candidate. To the extent we are unable to maintain a broad range of product candidates, our dependence on the success of one or a few product candidates would increase.

        Our proprietary product candidates also have not yet achieved FDA regulatory approval, which is required before we can market them as therapeutic products. In order to proceed to subsequent clinical trial stages and to ultimately achieve regulatory approval, the FDA must conclude that our clinical data establish safety and efficacy. Historically, the results from pre-clinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs and biologics have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals.

        Furthermore, our business strategy includes the option of entering into collaborative arrangements with third parties to complete the development and commercialization of our products. In the event that third parties take over the clinical trial process for one of our product candidates, the estimated completion date would largely be under the control of that third party rather than us. We cannot forecast with any degree of certainty which proprietary products or indications, if any, will be subject to future collaborative arrangements, in whole or in part, and how such arrangements would affect our capital requirements.

        As a result of the uncertainties discussed above, among others, we are unable to estimate the duration and completion costs of our research and development projects. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

        Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development expenses increased to approximately $52,859,000 in 2001 from $41,716,000 in 2000 and from $35,529,000 in 1999. The cost increases are primarily associated with the following:

        - Increased personnel--Personnel costs increased by $2,041,000 from 2000 to $7,945,000 in 2001. Personnel costs increased by $1,736,000 from 1999 to 2000. Staffing increased 20% and 45% in 2001 and 2000, respectively. Additions to research and development have been necessary to support a higher level of product development activities, including, process sciences, manufacturing and increased clinical activities. Included in the increases are salary and related fringe benefits, recruiting and relocation costs.

        - Collaborative Research Agreements-- We have made payments to our collaborators of $3,708,000, $4,343,000 and $4,067,000 in years
                2001, 2000 and 1999 respectively. Sponsored research payments to academic collaborators include payments to Children's Hospital, Boston of $2,183,000 in 2001, $2,517,000 in 2000, $2,650,000 in
                1999.

        - Clinical Trial Costs--Clinical costs increased by $2,285,000 from 2000 to 2001 and increased by approximately $986,000 from 1999 to 2000 as we have initiated new clinical trials and progressed to later stage clinical trials for our lead product candidates, Panzem(TM), Endostatin and Angiostatin. During 2001, we had clinical trials in progress during the entire year for these three product candidates. During 2000, we had clinical trials in progress for the entire year for Endostatin and for the last 10 months of the year for Panzem(TM) and Angiostatin. During 1999 we initiated clinical trials for Endostatin. Costs of such trials include the clinical investigator site fees, monitoring costs and data management costs. Contracted regulator support costs increased in 2001 to $1,040,000 from $308,000 in 2000 and $122,000 in 1999.

        - Contract Manufacturing Costs-- The costs of manufacturing the material used in clinical trials for our three lead product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill finish services and product release costs. Contract manufacturing costs increased $4,190,000 in 2001 from $22,980,000 in 2000. The 2000 amount was an increase of $1,736,000 from 1999. The 2001 increase resulted primarily from the manufacturing of Angiostatin to provide material for our ongoing Phase I and the initiation of Phase II clinical trials. General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.

        General and administrative expenses increased to $15,815,000 in 2001 from $12,674,000 in 2000 and $8,029,000 in 1999. The 2001 and 2000 increases reflect increases in personnel costs, additional legal fees associated with the Abbott litigation, and additional investor relations costs. Also reflected in 2001 is a charge of $1,367,000 related to the potential repurchase of our common stock from Bristol-Myers Squibb and the related guaranteed minimum purchase price.

        Interest expense. In 2001 interest expense increased 43% to approximately $345,000 from $241,000 in 2000. The 2000 amount increased 995% from 1999 interest expense of $22,000. The 2001 amount reflects the accrual of interest relating to MaxCyte's issuance of convertible promissory notes. The 2000 increase resulted from amortized payments pursuant to a December 1999 borrowing secured by our equipment.

        Investment income. Investment income decreased by approximately 34% in 2001 to approximately $1,438,000 from approximately $2,165,000 as a result of lower investment yields on interest bearing cash accounts. Investment income in 2000 increased 29% to approximately $2,165,000 from $1,677,000 in 1999. The 2000 increase resulted from an increase in our invested cash resulting from the sale of our common stock.

        Gain on sale of royalty interest. The Consolidated Statement of Operations for the year ended December 31, 2001 reflects a gain of approximately $22,400,000 resulting from a purchase agreement by and between Bioventure Investments kft ("Bioventure") and the Company. Bioventure purchased our right, title and interest to the net royalty payments payable by Celgene Corporation to the Company under an agreement dated as of December 9, 1998 by and between the Company and Celgene.

LIQUIDITY AND CAPITAL RESOURCES

        To date, we have been engaged primarily in research and development activities. As a result we have experienced and expect to continue to incur operating losses for 2002 and the foreseeable future before we commercialize any products. To accomplish our business plans, we will be required to continue to conduct substantial development activities for all of our proposed products. Expenditures on these activities are expected to approximate $41,000,000 in 2002.

        In 2002 we plan to fund the following development activities as part of the $41,000,000 discussed above; sponsored research of approximately $5,000,000, clinical trials of approximately $5,000,000 and manufacturing of product candidates for clinical trials of approximately $15,000,000. In addition, under the terms of certain license agreements, we must be diligent in bringing potential products to market and would make future milestone payments of up to $2,685,000. If we fail to comply with the milestones or fail to make any required sponsored research or milestone payment, we could face the termination of the relevant sponsored research or license agreement.

        Although we have received license fees and research and development funding from a former collaborator, limited revenues on royalties from sales of THALOMID(R) and certain research grants, we have not derived significant revenues from operations. We intend to pursue strategic relationships to provide resources for the further development of our product candidates, and we are currently involved in discussion with several potential partners.

        Management has prepared a business plan for 2002, which assumes that the Company will obtain additional capital financing sufficient to fund its planned operations. We have raised $5,000,000 in cash through the sale of stock subsequent to December 31, 2001. We will continue to pursue raising capital through the public or private sale of securities in the Company. We may not, however, be able to raise additional financing on terms that will be satisfactory to us, or at all.

        If we are unable to raise additional capital, we will take one or more of the following actions:

        - delay, reduce the scope of, or eliminate one or more of our product research and development programs;

        - reduce or eliminate our sponsored research programs, which may result in the forfeit of our rights to future technologies;

        - obtain funds through licenses or arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop or commercialize on our own.

        Based on our assessment of the availability of capital and the above described actions, in the absence of new financing, we believe we will have adequate resources to meet our 2002 obligations as they become due. At December 31, 2001, we had cash and cash equivalents of approximately $41,386,000 with working capital of approximately $21,258,000 primarily representing the net proceeds of our private placements of equity securities and our public offerings, payments from BMS which included equity investments, royalties received from Celgene, proceeds from secured borrowing, the sale of royalty rights and various grants.

        From inception through December 31, 2001, we have financed our operations primarily from:

        - the net proceeds of approximately $17,000,000 from private placements of equity securities prior to being a public company;

        - payments from Bristol-Myers Squibb of approximately $29,200,000 (of which $11,500,000 was an equity investment);

        - various grants of approximately $1,932,000 from the World Health Organization and SBIR;

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

        - net proceeds of approximately $24,382,000 from a public offering completed on March 2, 2001 of 1,450,000 shares of our common stock;

        - net proceeds of approximately $1,529,000 from the March 28, 2001 sale of 100,000 shares of our common stock resulting from the exercise of the underwriter over-allotment pursuant to the public offering completed on March 2, 2001;

        - net proceeds of approximately $22,410,000 from the August 6, 2001 sale of our right to receive future THALOMID(R) royalties;

        - net proceeds of approximately $21,100,000 from a private offering completed on December 18, 2001 of 2,921,627 shares of our common stock and warrants; and

        - proceeds of $5,000,000 from the sale of common stock to Allergan Inc. in January 2002.

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

        At December 31, 2001, we were a party to the following agreements requiring our funding: sponsored research in an aggregate of approximately $1,694,000 through 2002 (including $750,000 to Children's Hospital, Boston); clinical trials of approximately $1,202,000; manufacturing of product candidates for clinical trials of approximately $3,000,000.

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

        In December 2001, BMS agreed not to sell the remaining shares until December 1, 2002 unless the trading price of our stock exceeds a specified threshold. In addition, BMS granted us a right of first offer and extended our repurchase right until that time. We also may share some of the proceeds from sales of the remaining shares with BMS. We guaranteed to either repurchase the shares from BMS for $13.143 or pay to BMS the difference between the per share sales price and $13.143 if the shares are sold at less than $13.143 during the 10 days after December 1, 2002.

INFLATION AND INTEREST RATE CHANGES

        Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.

CONTRACTUAL OBLIGATIONS

The table below sets forth our contractual obligations at December 31, 2001.

--------------------------------------------------------------------------------------------------------------------------------
         CONTRACTUAL OBLIGATIONS                                   PAYMENTS DUE BY PERIOD
--------------------------------------------------------------------------------------------------------------------------------
                                                 Total          Less than 1      1-3 years        4 - 5 years     After 5 years
                                                                   year
--------------------------------------------------------------------------------------------------------------------------------
Debt                                          $3,278,000        1,006,000        2,272,000
--------------------------------------------------------------------------------------------------------------------------------
Common Stock repurchase liability              1,368,000        1,368,000
--------------------------------------------------------------------------------------------------------------------------------
Operating Leases                               6,850,000         912,000         1,865,000         1,908,000        2,167,000
--------------------------------------------------------------------------------------------------------------------------------
Clinical Trial Contracts                       1,202,000        1,202,000
--------------------------------------------------------------------------------------------------------------------------------
Collaborative Research Contracts               1,694,000        1,556,000         138,000
--------------------------------------------------------------------------------------------------------------------------------
Contract Manufacturing                         3,000,000        3,000,000
--------------------------------------------------------------------------------------------------------------------------------
Total Contractual Obligations                 $17,392,000       9,044,000        4,275,000         1,908,000        2,167,000
--------------------------------------------------------------------------------------------------------------------------------

ITEM 7(a)       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned our cash and cash equivalents. Due to the short term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of December 31, 2001.

ITEM 8.         CONSOLIDATED FINANCIAL STATEMENTS

        The response to this item is submitted in a separate section of this report. See Index to Consolidated Financial Statements on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                        None.

                                    PART III

ITEM 10-13.     INCORPORATED BY REFERENCE FROM THE COMPANY'S PROXY STATEMENTS

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

10.26(8) Form of Securities Purchase Agreement, dated as of July 22, 1999, by and among EntreMed, Inc. and the purchasers in the offering

10.27(8) Form of Registration Rights Agreement, dated as of July 27, 1999, by and among EntreMed, Inc. and the purchasers in the offering

10.28(9) Research Agreement, dated October 1, 1999, between EntreMed, Inc. and Children's Hospital

10.29(10)       Manufacturing Services Agreement between the Company and Chiron
                Corporation, dated April 13, 2000

10.30(11)       First Amendment to Research Agreement, dated December 6, 2000, between EntreMed, Inc. and Children's Hospital

10.31(12)       EntreMed, Inc. 2001 Long-Term Incentive Plan

10.39.1(13)     Purchase Agreement between Bioventure Investments kft and
                EntreMed, Inc., dated June 15, 2001+

10.39.2(13)     Amendment 1 to Purchase Agreement between Bioventure Investments kft and EntreMed, Inc., dated July 13, 2001

10.39.3(13)     Amendment 2 to Purchase Agreement between Bioventure Investments kft and EntreMed, Inc., dated July 30, 2001

10.39.4(13)     Amendment 3 to Purchase Agreement between Bioventure Investments kft and EntreMed, Inc., dated August 3, 2001

10.40(13)       Analog Agreement between Children's Medical Center Corporation and EntreMed, Inc., dated August 6, 2001+

10.41(14)       License Agreement by and between Allergan Sales, Inc. and
                EntreMed, Inc., effective January 19, 2002+

23.1            Consent of Independent Auditors

24.1            Power of Attorney

---------------------

*               Compensatory Plan, Contract or Arrangement.

+ Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been filed with the Commission pursuant to our application for confidential treatment.

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

(11) Incorporated by reference to our Form 10-K for the year ended December 31, 2000 previously filed with the Securities and Exchange Commission.

(12) Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on August 21, 2001.

(13) Incorporated by reference to our Form 10-Q for the quarter ended June 30, 2001 previously filed with the Securities and Exchange Commission.

(14) Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on March 11, 2002.




(b) The Company filed a Form 8-K with the Commission on December 19, 2001, to report a private placement of our common stock and warrants to accredited investors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ENTREMED, INC.


                                           By: /s/John W. Holaday, Ph.D.
                                               -------------------------
                                                 John W. Holaday, Ph.D.
                                                 Chairman of the Board and Chief
                                                 Executive Officer
                                                 March 11, 2002

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE                           TITLE                                       DATE
---------                           -----                                       ----
/s/John W. Holaday, Ph.D.           Chairman of the Board and                   March 12, 2002
-------------------------           Chief Executive Officer
John W. Holaday, Ph.D.              (principal executive officer)


/s/ Dane R. Saglio                  Chief Accounting Officer                    March 12, 2002
------------------                  (principal financial and
Dane R. Saglio                      accounting officer)


            *                       Director                                    March 12, 2002
-------------------------
Donald S. Brooks

                                    Director                                    March __, 2002
-------------------------
Jerry Finkelstein

            *                       Director                                    March 12, 2002
-------------------------
Jennie C. Hunter-Cevera

            *                       Director                                    March 12, 2002
-------------------------
Mark C. M. Randall

            *                       Director                                    March 12, 2002
-------------------------
Wendell M. Starke

            *                       Director                                    March 12, 2002
-------------------------
Peter S. Knight

*By: /s/John W. Holaday, Ph.D.
     -------------------------
        John W. Holaday, Ph.D.
        Attorney-in-fact

                                 ENTREMED, INC.


The following consolidated financial statements of EntreMed, Inc. are included in Item 8:

Report of Independent Auditors................................................................................F-1
Consolidated Balance Sheets as of December 31, 2001 and 2000..................................................F-2
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999....................F-3
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999..........F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999....................F-5
Notes to Consolidated Financial Statements....................................................................F-6

                         Report of Independent Auditors

Board of Directors and Shareholders
EntreMed, Inc.

We have audited the accompanying consolidated balance sheets of EntreMed, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EntreMed, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



McLean, Virginia                                           /s/ Ernst & Young LLP
February 22, 2002

                                 EntreMed, Inc.

                           Consolidated Balance Sheets

                                                                                                  DECEMBER 31,
                                                                                         2001                     2000
                                                                                -------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                       $    41,386,300          $    24,503,886
   Accounts receivable                                                                     177,158                1,473,383
   Interest receivable                                                                      57,038                    5,086
   Prepaid expenses and other                                                              371,155                  494,011
                                                                                -------------------------------------------------
Total current assets                                                                    41,991,651               26,476,366

Furniture and equipment, net                                                             4,186,079                4,576,483

Other assets                                                                                40,720                  357,563
                                                                                -------------------------------------------------
Total assets                                                                       $    46,218,450          $    31,410,412
                                                                                =================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                $    16,309,238          $     8,562,671
   Accrued liabilities                                                                   2,050,822                1,787,416
   Current portion of notes payable                                                      1,005,727                  997,096
   Common stock repurchase liability                                                     1,367,914                        -
                                                                                -------------------------------------------------
Total current liabilities                                                               20,733,701               11,347,183

Notes payable, less current portion                                                              -                1,005,728
Long term debt                                                                           2,272,399                        -

Minority interest                                                                           17,452                   17,556

Stockholders' equity:

   Convertible preferred stock, $1.00 par and  $1.50 liquidation value:
      5,000,000 shares authorized, none issued and outstanding at
        December 31, 2001 and 2000                                                               -                        -
   Common stock, $.01 par value:
      35,000,000 shares authorized, 21,777,330 and 17,237,155 shares issued and outstanding at December 31, 2001 and 2000,
        respectively                                                                       217,773                  172,371
   Treasury stock, at cost:  583,333 and 583,333 shares held at
      December 31, 2001 and 2000, respectively                                          (7,666,746)              (7,666,746)
   Additional paid-in capital                                                          205,013,706              157,521,715
   Deferred stock compensation                                                             (73,369)                       -
   Accumulated deficit                                                                (174,296,466)            (130,987,395)
                                                                                -------------------------------------------------
Total stockholders' equity                                                              23,194,898               19,039,945
                                                                                -------------------------------------------------
Total liabilities and stockholders' equity                                         $    46,218,450          $    31,410,412
                                                                                =================================================

See accompanying notes.

                                 EntreMed, Inc.

                      Consolidated Statements of Operations


                                                                                  YEAR ENDED DECEMBER 31,
                                                                      2001                  2000                  1999
                                                                 ----------------------------------------------------------
Revenues:
   Collaborative research and development                        $    ---              $    ---              $  3,099,166
   Licensing                                                          ---                   ---                   403,333
   Grants                                                             358,427               401,477               339,087
   Royalties                                                        1,440,070             3,117,282             1,123,111
   Other                                                               63,444               153,016                52,853
                                                                 ----------------------------------------------------------
                                                                    1,861,941             3,671,775             5,017,550

Costs and expenses:
   Research and development                                        52,858,838            41,715,598            35,529,435
   General and administrative                                      15,815,353            12,673,851             8,028,922
                                                                 ----------------------------------------------------------
                                                                   68,674,191            54,389,449            43,558,357

Interest expense                                                     (344,969)             (241,451)              (22,270)
Investment income                                                   1,437,966             2,164,748             1,677,361
Gain on sale of royalty interest                                   22,410,182               ---                   ---
                                                                 ----------------------------------------------------------

Net loss                                                         $(43,309,071)         $(48,794,377)         $(36,885,716)
                                                                 ==========================================================

Net loss per share (basic and diluted)                           $      (2.39)         $      (3.04)         $      (2.67)
                                                                 ==========================================================
Weighted average number of shares outstanding (basic and
   diluted)                                                        18,093,174            16,057,047            13,801,220
                                                                 ==========================================================

See accompanying notes.

                                 ENTREMED, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000, and 1999


                                                             Common Stock                             Additional      Deferred
                                                      --------------------------     Treasury          Paid-in         Stock
                                                         Shares         Amount         Stock           Capital      Compensation
                                                      ------------    ----------    ------------    --------------  ------------
Balance at December 31, 1998                           13,123,031     $ 131,230     $       -       $  78,364,136    $     -
      Issuance of common stock for options
        and warrants exercised                            154,849         1,549             -           1,091,987          -
      Sale of common stock at $20.362 per
        share, net of offering costs of
        approximately $1,675,143                        1,478,118        14,781             -          28,407,515          -
      Purchase of treasury shares at $13.143
        per share                                        (291,667)          -        (3,833,379)              -            -
      Net loss                                                -             -               -                 -
                                                      ------------    ----------    ------------    --------------   -----------

Balance at December 31, 1999                           14,464,331     $ 147,560     $(3,833,379)    $ 107,863,638    $     -
      Issuance of common stock for options
        and warrants exercised                          1,481,157        14,811             -          28,973,732          -
      Sale of common stock at $22.00 per
        share, net of offering costs of
        approximately $1,673,000                        1,000,000        10,000             -          20,317,284          -
      Recognition of non cash stock compensation              -             -               -             367,061          -
      Purchase of treasury shares at $13.143
        per share                                        (291,666)          -        (3,833,367)              -            -
      Net loss                                                -             -               -                 -
                                                      ------------    ----------    ------------    --------------   -----------

Balance at December 31, 2000                           16,653,822     $ 172,371     $(7,666,746)    $ 157,521,715    $     -
      Issuance of common stock for options
        and warrants exercised                             68,548           686             -             130,026          -
      Sale of common stock at $18.00 per
        share, net of offering costs of
        approximately $1,989,000                        1,550,000        15,500             -          25,895,269          -
      Sale of common stock at $7.75 per
        share, net of offering costs of
        approximately $1,547,000                        2,921,627        29,216             -          21,068,421          -
      Non cash stock compensation                             -             -               -              87,940          -
      Deferred Compensation - Option Grants                                                               203,825      (203,825)
      Amortization of deferred compensation                   -             -               -                 -         130,456
      Fair value of warrants issued                                         -                             106,510          -
      Net loss                                                -             -               -                 -
                                                      ------------    ----------    ------------    --------------   -----------

                                                      ------------    ----------    ------------    --------------   -----------
Balance at December 31, 2001                           21,193,997     $ 217,773     $(7,666,746)    $ 205,013,706    $ (73,369)
                                                      ============    ==========    ============    ==============   ===========


                                                       Accumulated
                                                         Deficit            Total
                                                      --------------    --------------
Balance at December 31, 1998                          $ (45,307,302)    $  33,188,064
      Issuance of common stock for options
        and warrants exercised                                  -           1,093,536
      Sale of common stock at $20.362 per
        share, net of offering costs of
        approximately $1,675,143                                -          28,422,296
      Purchase of treasury shares at $13.143
        per share                                               -          (3,833,379)
      Net loss                                          (36,885,716)      (36,885,716)
                                                      --------------    --------------

Balance at December 31, 1999                          $ (82,193,018)    $  21,984,801
      Issuance of common stock for options
        and warrants exercised                                  -          28,988,543
      Sale of common stock at $22.00 per
        share, net of offering costs of
        approximately $1,673,000                                -          20,327,284
      Recognition of non cash stock compensation                -             367,061
      Purchase of treasury shares at $13.143
        per share                                               -          (3,833,367)
      Net loss                                          (48,794,377)      (48,794,377)
                                                      --------------    --------------

Balance at December 31, 2000                          $(130,987,395)    $  19,039,945
      Issuance of common stock for options
        and warrants exercised                                  -             130,712
      Sale of common stock at $18.00 per
        share, net of offering costs of
        approximately $1,989,000                                -          25,910,769
      Sale of common stock at $7.75 per
        share, net of offering costs of
        approximately $1,547,000                                -          21,097,637
      Recognition of non cash stock compensation                -              87,940
      Deferred Compensation - Option Grants                                       -
      Amortization of deferred compensation                     -             130,456
      Fair value of warrants issued                             -             106,510
      Net loss                                          (43,309,071)      (43,309,071)
                                                      --------------    --------------

                                                      --------------    --------------
Balance at December 31, 2001                          $(174,296,466)    $  23,194,898
                                                      ==============    ==============

See accompanying notes.

                                 EntreMed, Inc.

                      Consolidated Statements of Cash Flows


                                                                                         YEAR ENDED DECEMBER 31,
                                                                                2001               2000              1999
                                                                        ------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                    $(43,309,071)      $(48,794,377)     $(36,885,716)
Adjustments to reconcile net loss to net cash used by operating activities:
      Depreciation and amortization                                            1,376,187          1,077,667           902,131

      Loss on equity investment                                                  342,269            366,790           232,000
      Recognition of non-cash stock compensation                                 218,396            367,061             -
      Non-cash interest expenses                                                 189,142              -                 -
      Common stock repurchase liability                                        1,367,914              -                 -
      Gain on sale of royalty interest                                       (22,410,182)             -                 -
      Minority interest                                                             (104)            (1,090)            4,239
      Changes in operating assets and liabilities:
        Accounts receivable                                                    1,296,225           (854,785)         (506,215)
        Interest receivable                                                      (51,952)           100,396            81,445
        Prepaid expenses and other                                                97,431           (139,840)           29,653
        Accounts payable                                                       7,746,567          3,674,979         2,794,676
        Accrued liabilities                                                      263,406             30,878           423,856
        Deferred revenue                                                           -                (75,000)       (2,870,833)
                                                                        ------------------------------------------------------
Net cash used by operating activities                                        (52,873,772)       (44,247,321)      (35,794,764)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of royalty interest, net                                   22,410,182              -                 -
Maturities of short-term investments                                               -                  -             4,352,371
Purchases of furniture and equipment                                            (985,783)        (1,640,365)       (1,936,679)
                                                                        ------------------------------------------------------
Net cash provided by (used) in investing activities                           21,424,399         (1,640,365)        2,415,692

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock                                        47,139,118         49,315,827        29,515,832
Proceeds from issuance of note payable                                             -                  -             3,000,000
Purchase of treasury stock                                                         -             (3,833,367)       (3,833,379)
Payment of principle on note payable                                            (997,097)        (1,118,123)          (94,835)
Proceeds from issuance of long-term debt                                       2,189,766              -                 -
                                                                        ------------------------------------------------------
Net cash provided by financing activities                                     48,331,787         44,364,337        28,587,618

                                                                        ------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                          16,882,414         (1,523,349)       (4,791,454)
Cash and cash equivalents at beginning of year                                24,503,886         26,027,235        30,818,689
                                                                        ------------------------------------------------------
Cash and cash equivalents at end of year                                    $ 41,386,300        $24,503,886       $26,027,235
                                                                        ======================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                               $    155,827        $   263,721       $     -
                                                                        ======================================================

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

EntreMed, Inc. ("Entremed" or the "Company") is a clinical-stage biopharmaceutical company developing angiogenic therapeutics that inhibit abnormal blood vessel growth associated with a broad range of diseases such as cancer, blindness and arteriosclerosis. EntreMed has three primary drug candidates: Endostatin, Angiostatin and Panzem(TM), in clinical trials and has a pipeline of new proteins, genes and small molecules. The principle elements of the company's strategy are: (i) to focus its resources on current core technologies; (ii) to deepen its product and technology portfolio and to accelerate development through collaborations and sponsored research programs with pharmaceutical and biotechnology companies, universities and government laboratories; (iii) to augment product development with its in-house research and development capabilities and (iv) to leverage its resources through corporate partnerships in order to minimize cost and accelerate effective product commercialization. The Company's primary product candidates are in the development stage, including clinical trials, and require further research, development, testing and regulatory clearances.

EntreMed's majority owned subsidiary, MaxCyte, Inc. (formerly TheraMed, Inc.), develops targeted therapeutic products to treat severe and chronic diseases, including cancer, serious infections, cardiovascular disease and genetic disorders, based on its proprietary technology that uses blood cells for drug and non-viral gene delivery. This blood cell permeation device enhances the ability of red blood cells to deliver oxygen to organs and tissues and may also be used to deliver drugs, genes or other therapeutic agents that otherwise would not readily diffuse through blood cell membranes.

The accompanying consolidated financial statements include the accounts of 85% owned subsidiary, Cytokine Sciences, Inc. and 96.6% owned subsidiary MaxCyte, Inc. MaxCyte was formed in July 1998 as a wholly owned subsidiary and on April 1, 2000 was capitalized with $40,000 in cash including $1,000 from a MaxCyte officer. In addition, the Company agreed to contribute certain technology and provide additional funding in exchange for preferred stock. TheraMed was renamed MaxCyte in October 2001. The Company provides facility and administrative services for which MaxCyte is obligated to repay us. All intercompany balances and transactions have been eliminated in consolidation.

                                 EntreMed, Inc.

SEGMENT INFORMATION

The Company currently operates in one business segment, which is the development of angiogenic therapeutics that inhibit abnormal blood vessel growth associated with a broad range of diseases such as cancer, blindness and arteriosclerosis. The Company is managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company does not operate separate lines of business with respect to its products or product candidates. Accordingly, the Company does not have separately reportable segments as defined by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development costs are expensed as incurred.

PATENT COSTS

Costs incurred in filing, defending and maintaining patents are expensed as incurred. Such costs aggregated approximately $2,350,000, $1,298,000 and $1,068,000 in 2001, 2000 and 1999, respectively.

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost and are depreciated over their estimated useful lives of 5 to 10 years. Depreciation is determined on a straight-line basis. Substantially all of the Company's furniture and equipment serve as collateral for a note (see Note 7). Furniture and equipment consist of the following:

                                                        DECEMBER 31
                                               2001                     2000
                                         ----------------------------------------
Furniture and equipment                   $   8,962,045            $   7,976,261
Less:  accumulated depreciation              (4,775,966)              (3,399,778)
                                         ----------------------------------------
                                          $   4,186,079            $   4,576,483
                                         ========================================

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and short-term investments with original maturities of less than 90 days. Substantially all of the Company's cash equivalents are held in short-term money market accounts of banks and brokerage houses.

INCOME TAXES

Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

REVENUE RECOGNITION

Royalties from licenses are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured. The majority of our royalty income is from Celgene on the sale of THALOMID(R).

Malaria Grant Revenue - The Company receives government grants for the development of potential malaria vaccines. Grants are funded in specific amounts based on funding requests submitted to the grantor. Grant revenues are recognized and realized at the time that research and development activities are performed.

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


NET LOSS PER SHARE

Net loss per share (basic and diluted) was computed by dividing net loss by the weighted average number of shares of common stock outstanding. Common stock equivalents were anti-dilutive and, therefore were not included in the computation of weighted average shares used in computing diluted loss per share.


COMPREHENSIVE LOSS

Under Financial Accounting Standard No. 130 ("SFAS 130"), Reporting Comprehensive Income, the Company is required to display comprehensive loss and its components as part of the consolidated financial statements. Comprehensive loss is comprised of the net loss and other comprehensive income (loss), which includes certain changes in equity that are excluded from net loss. Comprehensive loss for the Company was the same as net loss for all years presented.

STOCK-BASED COMPENSATION

The Company recognizes expense for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Disclosures regarding alternative fair values of measurement and recognition methods prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) are presented in Note 7. Accordingly, compensation cost is recognized for the excess of the estimated fair value of the stock at the grant date over the exercise price, if any. The Company accounts for equity instruments issued to non-employees in accordance with EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring. Or in Conjunction with Selling, Goods, or Services.

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


RECENT ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The adoption of these accounting pronouncements is not expected to have a material effect on the Company's financial statements.

In October 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The primary objectives of FAS 144 are to develop the accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. Our adoption of FAS 144 on January 1, 2002 is not expected to have a material impact on our financial position and results of operations.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences may be material to the financial statements.


2. MANAGEMENT'S PLANS

To date, we have been engaged primarily in research and development activities. As a result we have experienced and expect to continue to incur operating losses for 2002 and the foreseeable future before we commercialize any products. To accomplish our business plans, we will be required to continue to conduct substantial development activities for all of our proposed products. Expenditures on these activities are expected to approximate $41,000,000 in 2002.

In 2002 we plan to fund the following development activities as part of the $41,000,000 discussed above; sponsored research of approximately $5,000,000, clinical trials of approximately $5,000,000 and manufacturing of product candidates for clinical trials of approximately $15,000,000. In addition, under the terms of certain license agreements, we must be diligent in bringing potential products to market and would make future milestone payments of up to $2,685,000. If we fail to comply with the milestones or fail to make

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


2. MANAGEMENT'S PLANS (CONTINUED)

any required sponsored research or milestone payment, we could face the termination of the relevant sponsored research or license agreement, which could have a material adverse effect on our business.

Although we have received license fees and research and development funding from a former collaborator, limited revenues on royalties from sales of THALOMID(R) and certain research grants, we have not derived significant revenues from operations. We intend to pursue strategic relationships to provide resources for the further development of our product candidates. We are currently involved in discussion with several potential partners although there is no assurance that any type of relationship will result.

Management has prepared a business plan for 2002, which assumes that the Company will obtain additional capital financing sufficient to fund its planned operations. We have raised $5,000,000 in cash through the sale of stock subsequent to December 31, 2001. We will continue to pursue raising capital through the public or private sale of securities of the Company. There can be no assurance that we will be able to raise additional financing or that if such financing is available, that the terms of the financing will be satisfactory to us.

If we are unable to raise additional capital, we will take one or more of the following actions:

        - delay, reduce the scope of, or eliminate one or more of our product research and development programs;

        - reduce or eliminate our sponsored research programs which may result in the forfeit of our rights to future technologies;

        - obtain funds through licenses or arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop or commercialize on our own.

Based on our assessment of the availability of capital and the above described actions, in the absence of new financing, we believe we will have adequate resources to meet our 2002 obligations as they become due.

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


3. RELATED PARTY TRANSACTIONS

The Company receives legal services from two law firms with which two of the Company's directors and officers are associated. The cost of these amounted to $3,455,000, $2,023,000 and $1,117,000 for the years ended December 31, 2001,
2000 and 1999, respectively.


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

In June 1999, the Company signed a new agreement with Children's Hospital, Boston. Under this sponsored research agreement, the Company agreed to pay Children's Hospital, Boston $1,400,000 to continue the research on the role of angiogenesis in pathological conditions. In accordance with the terms of this sponsored research agreement, $700,000 had been paid as of December 31, 1999, and the remaining $700,000 was fully paid on March 29, 2000. The agreement was renewed in September 2000 and 2001 with the Company agreeing to pay $1,500,000 each year to Children's Hospital, Boston. As of December 31, 2000 and 2001, $750,000 of each annual commitment has been paid and the remaining amount is due in March of the following year. This sponsored research agreement gives the Company an option to negotiate a worldwide, royalty-bearing license for technology resulting from the research at Children's Hospital, Boston in areas covered by the agreement. Amounts due under the sponsored research agreement with Children's Hospital, Boston, which is cancelable by the Company at any time or by Children's Hospital, Boston upon one year prior written notice, are paid in advance every six months and are expensed as paid as research and development costs.

In 2000, the Company entered into Several Clinical Trial agreements. Phase I trials are concerned primarily with the safety and preliminary effectiveness of the drug being tested. As of December 31, 2000, the Company had patients enrolled in Phase I trials for Endostatin, Panzem(TM) and Angiostatin. In 2001, the Company entered into

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


4. SPONSORED RESEARCH PROGRAM AGREEMENTS (CONTINUED)

additional Phase I and Phase II Clinical Trial agreements. Patient enrollment commenced and continues for both the Phase I and the Phase II Clinical Trials. Phase II trials are concerned primarily with the effectiveness in treating or diagnosing the disease or condition for which the drug is intended, although short term side effects and risks in people whose health is impaired may also be examined. As of December 31, 2001, the Company had patients enrolled in Phase I trials for Angiostatin and both Phase I and Phase II trials for Endostatin and Panzem(TM). The Company's payment obligations vary between clinical trial agreements.

As of December 31, 2001, the Company's total commitments for external research programs and clinical trials are as follows:


                2002                                $ 1,556,421
                2003                                     98,040
                2004                                     39,560
                                                    -----------
                TOTAL SPONSORED RESEARCH              1,694,021
                CLINICAL TRIAL COMMITMENTS            1,201,929
                                                    -----------
                TOTAL COMMITMENTS                   $ 2,895,950
                                                    ===========


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

Bristol-Myers Squibb terminated the Original BMS Collaboration February 9, 1999 and had no further funding obligation to the Company after August 9, 1999.

Concurrent with the signing of the Original BMS Collaboration, the Company issued Bristol-Myers Squibb 541,666 shares of common stock for aggregate cash proceeds of $6,500,000. Bristol-Myers Squibb also purchased 333,333 shares of additional common stock of the Company at the initial public offering price of $15 per share, or a total of $5,000,000, at the time the Company completed its initial public offering in June 1996 and was granted the right to purchase an additional $10,000,000 of the Company's common stock at $22.50 per share, or 444,444 shares from the Company at any time up to June 19, 1997. This warrant expired without exercise in November 1997.

In 1999, the Company recognized approximately $3,482,000 in revenue, and incurred costs of approximately $3,482,000 related to the Original BMS Collaboration.


6. LICENSE AGREEMENTS

On December 9, 1998, the Company entered into a license agreement with Celgene Corporation ("Celgene") whereby the Company granted Celgene an exclusive license to certain of the Company's thalidomide patents. In exchange for this license, Celgene agreed to pay royalties to the Company on sales of any product which contains thalidomide. The royalties vary based on the volume of Celgene's sales. Celgene also assumed certain milestone payment obligations to Children's Hospital, Boston related to the license of thalidomide. In accordance with our 1998 collaborative sublicensing agreement for thalidomide with Celgene, we recognized net royalty revenues from Celgene's sales of thalidomide (THALOMID(R)) of approximately $1,438,000 for the year ended December 31, 2001, a decrease of approximately 54% from approximately $3,115,000 in 2000. The 2000 amount was an increase of 177% from approximately $1,123,000 in 1999.

Pursuant to a purchase agreement dated June 14, 2001 by and between Bioventure Investments kft ("Bioventure") and the Company, as amended July 13, 2001, July 30, 2001 and August 3, 2001 (the "Purchase Agreement"), Bioventure purchased as of August 6, 2001 all of our right, title and interest to the net royalty payments payable by Celgene Corporation ("Celgene") to the Company under the agreement dated as of December 9, 1998 by and between the Company and Celgene (the "Celgene Sublicense"). In consideration for such sale, the Company recorded a $22.6 million gain and has the right to receive a future payment of $3 million under certain circumstances, and

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements



6. LICENSE AGREEMENTS (CONTINUED)


the right to receive additional contingent consideration in the event that sales of Thalidomide satisfy specified thresholds.


7. NOTES PAYABLE

In July 1999, the Company entered into a note payable with a financing company for approximately $216,000. The note bore interest at a rate of 6.26% per annum and was fully paid in January 2000.

In December 1999, the Company entered into a $3,000,000 note payable with a financing company secured by substantially all of the Company's furniture and equipment. The term of the note is three years and bears interest at a rate of 10.027% per annum. The note matures in 2002 and has a remaining principle balance of $1,005,727 at December 31, 2001.

In March 2001, our subsidiary MaxCyte received net proceeds of approximately $2,185,000 from the issuance of convertible promissory notes with a maturity date of December 31, 2003. The notes accrue simple interest at 8% per annum, payable upon maturity. The notes, plus the accrued interest, are convertible to common stock of MaxCyte at any time at the option of the holder and are subject to a mandatory conversion to Series B Convertible Preferred Stock upon the occurrence of certain specified events. Holders of the promissory notes also received warrants valued at approximately $106,000 to purchase a total of 10,925 shares of common stock of EntreMed.

8. INCOME TAXES

The Company has net operating loss carryforwards for income tax purposes of approximately $186,927,000 at December 31, 2001 ($143,187,000 at December 31,
2000) that expire in years 2007 through 2021. The Company also has research and development tax credit carryforwards of approximately $8,788,000 as of December 31, 2001 that expire in years 2008 through 2016. These net operating loss carryforwards include approximately $19,792,000, related to exercises of stock options for which the income tax benefit, if realized, would increase additional paid-in capital. The utilization of the net operating loss and research and development carryforwards may be limited in future years due to changes in ownership of the Company pursuant to Internal Revenue Code

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements



8. INCOME TAXES (CONTINUED)

Section 382. For financial reporting purposes, a valuation allowance has been recognized to reduce the net deferred tax assets to zero due to uncertainties with respect to the Company's ability to generate taxable income in the future sufficient to realize the benefit of deferred income tax assets.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

                                                                             DECEMBER 31,
                                                                      2001                     2000
                                                           ------------------------------------------------
Deferred income tax assets (liabilities):
   Net operating loss carryforwards                          $       70,452,000       $       53,832,000
   Research and development credit carryforward                       8,788,000                6,077,000
   Deferred revenues                                                     55,000                   62,000
   Equity investment                                                     50,000                   50,000
   Non-qualified stock options                                        2,198,000                2,198,000
   Other                                                                276,000                  401,000
   Depreciation                                                        (126,000)                 (56,000)
   Valuation allowance for deferred income tax assets               (81,694,000)             (62,564,000)
                                                           ------------------------------------------------
Net deferred income tax assets                               $                -       $                -
                                                           ================================================

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements



8. INCOME TAXES (CONTINUED)


A reconciliation of the provision for income taxes to the federal statutory rate is as follows:

                                     2001             2000             1999
                                 ----------------------------------------------
Tax benefit at statutory rate    $(14,725,000)    $(16,590,000)    $(12,542,000)
State taxes                        (1,728,000)      (1,945,000)      (1,475,000)
Tax credits                        (2,712,000)      (2,074,000)      (1,623,000)
Permanent differences                  35,000       (1,474,000)          23,000
Valuation allowance                19,130,000       22,083,000       15,617,000
                                 ----------------------------------------------
                                 $          -     $          -     $          -
                                 ==============================================


9. STOCKHOLDERS' EQUITY

In July 1999, the Company completed a private offering of 1,478,118 shares of its common stock, Series 1 Warrants to purchase a total of 739,059 shares of common stock at an exercise price of $33.02 and Series 2 Warrants to purchase a total of 739,059 shares of common stock at an exercise price of $25.45, resulting in gross proceeds, prior to the deduction of fees and commissions, of approximately $30.1 million (net proceeds of $28.4 million). In June 2000, the Company exercised its right to terminate Series 2 Warrants not exercised within a specified period after delivery of written notice. In accordance with the Warrant provisions 38,919 Series 2 Warrants were terminated and 700,123 were exercised resulting in net proceeds of $17,818,000. Series 1 Warrants issued in connection with the July 27, 1999 private offering contain a similar provision. As of December 31, 2001, the Company had not terminated Series 1 Warrants and had received $6,402,000 from the exercise of 193,902 Series 1 Warrants. As of December 31, 2001, there were 545,157 Series 1 Warrants outstanding.

In June 2000, the Company completed a public offering of 1,000,000 shares of its common stock resulting in gross proceeds, prior to the deduction of fees and commissions, of approximately $22 million (net proceeds of $20.7 million).

In March 2001, the Company completed a public offering of 1,550,000 shares of its common stock resulting in gross proceeds, prior to the deduction of fees and commissions of approximately $27.9 million (net proceeds of $25.9 million).

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


9. STOCKHOLDERS' EQUITY (CONTINUED)


In December 2001, the Company completed a private placement of 2,921,627 shares of its common stock and warrants to purchase a total of 730,413 shares of common stock at an exercise price of $11.81, resulting in gross proceeds, prior to the deduction of fees and commissions of approximately $22.6 million (net proceeds of $21.1 million).

In December 2000 and 1999, the Company exercised its option to repurchase 291,666 and 291,667 of its common shares from Bristol-Myers Squibb for $13.143 a share at a total repurchase price of $3,833,367 and $3,833,379, respectively. Bristol-Myers Squibb's remaining shares held in connection with the collaborative research and development agreement are subject to certain restrictions, including future repurchase rights by the Company which were to terminate in December 2001. The repurchase rights were extended for a period of one year in exchange for the company's guarantee to either repurchase the shares for $13.143 or pay to bms the difference between $13.143 and the per share sales price, in the event that the shares are sold, pursuant to the agreement, at less than $13.143. The Company's repurchase liability for the common stock was $1.4 million at December 31, 2001.


10. STOCK OPTIONS AND WARRANTS

In 1992, 1996, 1999 and 2001, the Company adopted incentive and nonqualified stock option plans whereby 6,983,333 shares of the Company's common stock were reserved for grants to various executive, scientific and administrative personnel of the Company as well as outside directors and consultants, of which 826,501 shares remain available for grant as of December 31, 2001. These options vest over periods varying from immediately to four years and generally expire 10 years from the date of grant. During 2001, the Company incurred compensation expense of $144,000 due to the extension of the terms of certain granted options.

Pro forma information regarding net income and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method subsequent to December 31, 1994. The fair values for these options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 4.4%, 6.0% and 6.0%; no dividend yields; volatility factors of the expected market price of the Company's common stock of .85, 1.14 and 1.04; and a weighted-average expected life of an option of 6 years in each case.

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

For purposes of pro forma disclosures, the estimated fair values of the options and warrants are amortized to expense over the vesting period. The weighted average fair value per option granted in 2001, 2000 and 1999 was $8.07, $21.40 and $18.60, respectively. The Company's pro forma information follows:

                                                2001                  2000               1999
                                         ------------------------------------------------------------
Pro forma net loss                         $ (56,854,044)         $(59,479,716)      $(45,705,251)
Pro forma loss per share                   $       (3.14)         $      (3.70)      $      (3.31)

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements



10. STOCK OPTIONS AND WARRANTS (CONTINUED)


A summary of the Company's stock options and warrants granted to employees and directors and related information for the years ended December 31 follows:

                                                                                    Weighted Average
                                                               Number of Options     Exercise Price
                                                            ----------------------------------------
Outstanding at January 1, 1999                                       2,650,689            $9.85
   Exercised                                                           (80,849)           $9.56
   Granted                                                           1,176,406           $22.10
   Canceled                                                            (46,240)          $18.76
                                                            --------------------
Outstanding at December 31, 1999                                     3,700,006           $13.64
   Exercised                                                          (488,008)           $6.26
   Granted                                                             874,075           $24.80
   Canceled                                                            (41,585)          $24.87
                                                            --------------------
Outstanding at December 31, 2000                                     4,044,488           $16.61
   Exercised                                                           (68,548)           $1.91
   Granted                                                           1,859,453           $10.93
   Canceled                                                           (101,691)          $20.86
                                                            --------------------
Outstanding at December 31, 2001                                     5,733,702           $14.86
                                                            ====================
Exercisable at December 31, 2001                                     3,814,467           $15.31
                                                            ====================

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


10. STOCK OPTIONS AND WARRANTS (CONTINUED)

The following summarizes information about stock options and warrants granted to employees and directors outstanding at December 31, 2001:

                                                 Options Outstanding                                   Options Exercisable
                          ------------------------------------------------------------------ --------------------------------------
                                                      Weighted
                                                       Average                Weighted                                    Weighted
                                   Number             Remaining               Average                  Number              Average
        Range of                 Outstanding         Contractual              Exercise              Exercisable           Exercise
    Exercise Prices              at 12/31/01        Life in Years              Price                at 12/31/01             Price
-------------------------------------------------------------------------------------------- --------------------------------------
     $0.00 - $9.35                1,724,295              7.3                    $7.92                  826,310              $6.77
     $9.36 - $18.70               2,639,959              6.8                   $13.76                1,962,418             $13.64
    $18.71 - $28.05                 991,426              6.3                   $23.72                  761,404             $23.53
    $28.06 - $37.40                 352,273              7.7                   $29.48                  251,461             $29.61
    $37.41 - $46.75                   2,200              8.1                   $41.81                    1,100             $41.81
    $46.76 - $56.10                  22,400              8.3                   $52.46                   11,200             $52.46
    $56.11 - $65.45                   1,150              8.2                   $58.31                      575             $58.31

                          --------------------                                               ---------------------
                                  5,733,703              6.9                   $14.86                3,814,468             $15.31
                          ====================                                               =====================

The Company also granted 50,000 and 83,334 options to purchase common stock at $6.38 and $6.00 per share during 1995 and 1993, respectively, to Children's Hospital, Boston in connection with a sponsored research agreement. These options are not covered by the incentive and nonqualified stock option plan and are included in the table below.

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements




10. STOCK OPTIONS AND WARRANTS (CONTINUED)

In addition, the Company has granted warrants valued at approximately $100,000 to consultants and certain third parties. Warrants granted generally expire after 5 years from the date of grant. Stock warrant activity to non-employees is as follows:

                                                                                         Weighted Average
                                                               Number of Shares           Exercise Price
                                                            --------------------------------------------------
Outstanding at January 1, 1999                                         197,567                 $8.30
   Granted                                                           1,544,425                $28.85
   Exercised                                                           (74,000)                $7.34
                                                            ------------------------
Outstanding at December 31, 1999                                     1,667,992                $27.37
   Granted                                                              23,241                $22.97
   Exercised                                                          (992,946)               $25.94
   Cancelled                                                           (38,919)               $25.45
                                                            ------------------------
Outstanding at December 31, 2000                                       659,368                $29.39
   Granted                                                             746,263                $11.75
                                                            ------------------------
Outstanding at December 31, 2001                                     1,405,631                $27.20
                                                            ========================
Exercisable at December 31, 2001                                     1,405,631                $27.20
                                                            ========================

11. FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and notes payable approximate their fair values.


12. COMMITMENTS AND CONTINGENCIES

Contingencies

We were a defendant in a lawsuit initiated in August 1995 in the United States District Court for the Eastern District of Tennessee by Bolling, McCool & Twist ("BMT"), a consulting firm. In the suit, BMT asserted that we breached an agreement between BMT and us by failing to pay BMT certain fees that allegedly were owed under the agreement.

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

In January of 2002, the parties settled the lawsuit with EntreMed making a payment, within amounts previously reserved, to BMT. In addition, if EntreMed should receive certain payments from Bristol-Myers Squibb under an existing agreement between EntreMed and Bristol-Myers, BMT would receive one percent of those payments.

On May 30, 2000, Abbott Laboratories filed a law suit against Children's Medical Center Corporation and us in the Federal District Court in Massachusetts requesting, among other things, that the court substitute Dr. Donald Davidson as inventor on Children's U.S. Patent No. 4,854,221 which covers use of the Kringle 5 region of the plasminogen molecule as an anti-angiogenic agent and a declaratory judgment from the court to invalidate any agreement between Children's Hospital and EntreMed regarding this patent. Abbott also filed a claim for misappropriation of trade secrets related to the Kringle 5 molecule seeking actual and punitive damages from the defendants. On July 18, 2000, we filed counterclaims against Abbott Laboratories including tortuous interference with contract and a declaratory judgement that Abbott's patent covering Kringle 5 is invalid and that Children's patent covering Kringle 5 is valid. The lawsuit is in the discovery phase. Although we do not currently believe that the Abbott lawsuit will have a material impact on the operations of the company, and we intend to vigorously contest the allegations raised in the lawsuit, there is a risk that Children's patent or any agreement with Children's with respect to the use of the patent could be invalidated or found not to exist.

The Abbott lawsuit is not directed to nor does the suit affect our Angiostatin molecule, Kringles 1-3 of the plasminogen molecule, that is currently in Phase I clinical trials.


Commitments

In May 1994, the Company entered into two license agreements, whereby the Company acquired the exclusive, worldwide, royalty-bearing licenses to make, use, and sell Angiostatin, thalidomide and thalidomide analogs, all inhibitors of angiogenesis developed by Children's Hospital, Boston. In consideration for receiving the rights, the Company must pay a royalty on any sublicensing fees, as defined in the agreements, to Children's Hospital, Boston. The Company is also required to pay certain amounts upon the attainment of certain milestones. The milestone payments aggregate $2,650,000, of which $915,000 has been paid to date, and are based upon license fees and achievement of regulatory approvals. Pursuant to a purchase agreement dated June 14, 2001 by and between Bioventure Investments kft ("Bioventure") and the Company, as amended July

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


12. COMMITMENTS AND CONTINGENCIES (CONTINUED)


13, 2001, July 30, 2001 and August 3, 2001 (the "Purchase Agreement"), Bioventure purchased as of August 6, 2001 all of our right, title and interest to the net royalty payments payable by Celgene Corporation ("Celgene") to the Company under the agreement dated as of December 9, 1998 by and between the Company and Celgene (the "Celgene Sublicense"). In consideration for such sale, the Company recorded $22.6 million gain and has the right to receive a future payment of $3 million under certain circumstances and the right to receive additional contingent consideration in the event that sales of Thalidomide satisfy specified thresholds.

In addition, in 1996, the Company entered into two license agreements with Children's Hospital, Boston for the exclusive, worldwide, royalty-bearing licenses to make, use and sell Endostatin and 2-Methoxyestradiol, both inhibitors of angiogenesis. In consideration for receiving the rights, the Company must pay a royalty on any sublicensing fees, as defined in the agreements, to Children's Hospital, Boston. Each agreement obligates the Company to pay up to $1,000,000 "upon the attainment of certain milestones." As of December 31, 2001, the Company has paid $300,000 under these agreements.

These license agreements require the Company to pay Children's Hospital, Boston a specified percentage of the royalty income received on the first $100 million in net sales of the licensed products, and an increased percentage thereafter, with a minimum payment based on a percentage of net sales of the licensed products by any sublicensees.

The Company has also entered into an agreement with a bioprocessing services firm for the production of materials to be used in the Company's research activities, including its clinical trials. As of December 31, 2001, the Company is committed to materials production costs in the year 2002 of an estimated $3,000,000.

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


12. COMMITMENTS AND CONTINGENCIES (CONTINUED)


The Company leases its primary facilities through February 2009. The lease agreement provides for escalation of the lease payments over the term of the lease, however, rent expense is recognized under the straight-line method. Additionally, the Company leases office equipment under operating leases. The future minimum payments under its facilities and equipment leases as of December 31, 2001 are as follows:

          2002                                      $  912,000
          2003                                         922,400
          2004                                         941,100
          2005                                         945,200
          2006                                         962,600
          Thereafter                                 2,166,700
                                                -----------------
          Total minimum payments                    $6,850,000
                                                =================

Rental expense for the years ended December 31, 2001, 2000 and 1999 was $903,000, $857,000, and $751,000, respectively.


13. EMPLOYEE RETIREMENT PLAN

The Company sponsors the EntreMed, Inc. 401(k) and Trust. The plan covers substantially all employees and enables participants to contribute a portion of salary and wages on a tax-deferred basis. Contributions to the plan by the Company are discretionary. Contributions by the Company totaled $215,294 in 2001 and $160,549 in 2000. No employer contributions were made in 1999.

14. SUBSEQUENT EVENT

We recently have entered into a five-year strategic alliance with Allergan, a leader in ophthalmic research and development and pharmaceutical products, to develop and commercialize small molecule angiogenic inhibitors for treatment and prevention of diseases and conditions of the eye. Panzem(TM) is the first small molecule to be licensed, developed and marketed under this agreement. Allergan and EntreMed will co-develop Panzem(TM) to treat age-related macular degeneration (ARMD), a leading cause of blindness that is the result of bleeding from ruptured new blood vessels that form under the retina. Under the terms of the agreement, Allergan purchased $5,000,000 of EntreMed common stock in January 2002.

                                 EntreMed, Inc.

                   Notes to Consolidated Financial Statements


15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for the years ended December 31, 2001 and 2000 is as follows:

                                                                  QUARTER ENDED
                                          MARCH 31,          JUNE 30,       SEPTEMBER 30,     DECEMBER 31,
                                        ------------------------------------------------------------------
2001
Revenues                                $    883,952      $    757,523      $     90,988      $    129,478
Research and development costs             8,587,227        12,004,901        12,731,159        19,535,551
General and administrative expenses        3,234,886         3,924,098         3,898,658         4,757,711
Gain on sale of royalty interest                 -                 -          22,410,182               -
Net loss                                 (10,594,949)      (14,876,269)        6,165,262       (24,003,115)


Net loss per share                      $      (0.62)     $      (0.82)     $        .34      $     (1.29)
Net loss per share fully diluted        $      (0.62)     $      (0.82)     $        .33      $     (1.29)

2000
Revenues                                $    726,699      $    866,941      $    854,170      $  1,223,965
Research and development costs             9,071,204        11,226,701         9,971,223        11,446,470
General and administrative expenses        2,697,016         3,201,378         2,873,036         3,902,421
Net loss                                 (10,641,289)      (13,134,408)      (11,280,213)      (13,738,468)
Net loss per share                      $      (0.72)     $      (0.84)     $      (0.66)     $     (0.82)