Form 10-Q/A
period 2001-09-30
ENTREMED INC
filed 2002-03-15
CIK 895051

                                AMENDMENT NO. 1
                                       TO
                                    FORM 10-Q

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

YES    X    NO
    -------    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

          Class                                  Outstanding at August 10, 2001
-----------------------------                    ------------------------------
Common Stock $.01 Par Value                             18,272,370

                                 ENTREMED, INC.


                                Table of Contents

Part II.  OTHER INFORMATION

Item 5 -- Other Information                                                 3

Item 6 -- Exhibits and Reports on Form 8-K                                  3

SIGNATURES                                                                  4

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

        The Celgene Sublicense and the license agreement dated as of May 26, 1994, as amended, by and between the Company and Children's Medical Center Corporation ("CMCC") (the "CMCC License") were terminated as of the closing and the Company entered into a new agreement (the "Analog Agreement") with CMCC, pursuant to which CMCC granted to the Company an exclusive worldwide right and license to the Thalidomide analogs that previously were licensed to us under the CMCC License. Under the Analog Agreement, we are obligated to make payments to CMCC in connection with the attainment of certain milestones totaling
$1,500,000 for each licensed analog, and royalty payments in connection with any future sales of licensed analogs.

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



Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        10.39.1*+  Purchase Agreement between Bioventure Investments kft and the Company, dated June 15, 2001

        10.39.2* Amendment 1 to Purchase Agreement between Bioventure Investments kft and the Company, dated July 13, 2001

        10.39.3* Amendment 2 to Purchase Agreement between Bioventure Investments kft and the Company, dated July 30, 2001

        10.39.4* Amendment 3 to Purchase Agreement between Bioventure Investments kft and the Company, dated August 3, 2001

        10.40+ Analog Agreement between Children's Medical Center Corporation and the Company, dated August 6, 2001

        99.1* Unaudited Pro-forma Consolidated Financial Statements - Pro-forma Consolidated Balance Sheet for the period ending June 30, 2001 and Pro-forma Consolidated Statements of Operations for the periods ending December 31, 2000 and June 30, 2001


* Previously filed.

+ Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been filed with the Commission pursuant to our application for confidential treatment.

        (b) Reports on Form 8-K

                 None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned hereunto duly authorized.



                                             ENTREMED, INC.


Date:  March 15, 2002                        /s/ Dane R. Saglio
                                    ---------------------------------------
                                                Dane R. Saglio
                                           Chief Accounting Officer

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

10.39.1*+          Purchase Agreement between Bioventure Investments kft and the Company, dated
                   June 15, 2001

10.39.2*           Amendment 1 to Purchase Agreement between Bioventure Investments kft and the
                   Company, dated July 13, 2001

10.39.3*           Amendment 2 to Purchase Agreement between Bioventure Investments kft and the
                   Company, dated July 30, 2001

10.39.4*           Amendment 3 to Purchase Agreement between Bioventure Investments kft and the
                   Company, dated August 3, 2001

10.40+             Analog Agreement between Children's Medical Center Corporation and the
                   Company, dated August 6, 2001

99.1*              Unaudited Pro-forma Consolidated Financial Statements - Pro-forma Consolidated
                   Balance Sheet for the period ending June 30, 2001 and Pro-forma Consolidated
                   Statements of Operations for the periods ending December 31, 2000 and
                   June 30, 2001


*    Previously filed.

+ Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been filed with the Commission pursuant to our application for confidential treatment.