Form 10-K/A
period 2001-12-31
ENTREMED INC
filed 2002-03-18
CIK 895051

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

                              Title of Each Class
                              -------------------
                     Common Stock, Par Value $.01 Per Share


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

================================================================================

                                EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K for the fiscal year ended December 31, 2001 is filed to add Form 10-K, Part III, which was omitted in reliance on General Instruction G.3.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of our executive officers and directors as of March 15, 2002:

--------------------------------------------------------------------------------
             NAME                        AGE                   POSITION
--------------------------------------------------------------------------------
John W. Holaday, Ph.D.                   56            Chairman of the Board and
                                                       Chief Executive Officer
--------------------------------------------------------------------------------
Wendell M. Starke                        60            Vice Chairman of the
                                                       Board
--------------------------------------------------------------------------------
Edward R. Gubish, Ph.D.                  53            President and Chief
                                                       Operating Officer
--------------------------------------------------------------------------------
James D. Johnson, Ph.D, J.D.             54            Senior Vice President
                                                       and General Counsel
--------------------------------------------------------------------------------
Donald S. Brooks                         66            Director
--------------------------------------------------------------------------------
Jerry Finkelstein                        86            Director
--------------------------------------------------------------------------------
Jeannie C. Hunter-Cevera, Ph.D.          54            Director
--------------------------------------------------------------------------------
Mark C.M. Randall                        39            Director
--------------------------------------------------------------------------------
Peter S. Knight                          51            Director
--------------------------------------------------------------------------------

JOHN W. HOLADAY, PH.D.
CHAIRMAN OF THE BOARD AND CEO
Dr. John Holaday is the founder of EntreMed, Inc. and has served as its President and Chief Executive Officer and a director since August 1992, and its Chairman of the Board since November 1995. Prior thereto, from May 1989 to August 1992, he was the co-founder of Medicis Phyarmaceutical Corp., where he served as Vice President for Research and Development and Member of the Board of Directors. Dr. Holaday also serves as Chairman of MaxCyte, Inc. In addition, he is on the Board of Directors of CytImmune Sciences and LabBook, which are privately held biotechnology companies. Dr. Holaday was commissioned into the U.S. Army in 1966 and subsequently served as the Neuropathology Branch Chief at the Walter Reed Army Institute of Research, where he served for 21 years as an officer and civilian. Dr. Holaday's academic appointments include Visiting Associate Professor of Anesthesiology and Critical Care Medicine at the Johns Hopkins University School of Medicine and Adjunct Professor of Psychiatry at the Uniformed Services University of the Health Sciences. Dr. Holaday was elected as the Chairman of the Maryland Bioscience Alliance in April of 2000, and is a member of the American Society for Pharmacology and Experimental Therapeutics, the Society for Critical Care Medicine (Fellow, 1989) and Sigma Xi. He holds more than 30 U.S. and foreign patents and has published more than 200 scientific articles and edited five books.

WENDELL M. STARKE
VICE CHAIRMAN
Wendell M. Starke has been Vice Chairman of the Board since June 1998 and one of EntreMed's directors since April 1994. Mr. Starke is a Chartered Financial Analyst and a Chartered Investment Counselor. Mr. Starke was President of INVESCO Capital Management, Inc., and Chief Investment Officer from 1979 to 1991. From 1992 to 1999, he served as Chairman of INVESCO, Inc., the parent company of INVESCO Capital Management and other INVESCO money management subsidiaries in the United States. Mr. Starke retired from INVESCO in June 1999.

EDWARD R. GUBISH JR., PH.D.
PRESIDENT AND CHIEF OPERATING OFFICER
Dr. Gubish has been with the Company since 1993. Dr. Gubish was named as President and Chief Operating Officer of EntreMed in 2001. He previously served as EntreMed's Executive Vice President of Research and Development. From 1997 to 2000, Dr. Gubish was Senior Vice President of Research and Development at the Company. He also served as Vice President, Regulatory and Clinical Development for EntreMed from 1995 to 1997. From 1990 to 1993, Dr. Gubish was Senior Director of Regulatory Affairs for Baker Norton Pharmaceuticals (IVAX) and Fujisawa Pharmaceuticals. From 1986 through 1990, he served as Chief of Regulatory Affairs for the AIDS Division at the National Institutes of Health and as a scientific and administrative contact for sponsors of new biological products and IND submissions for the Center for Drugs and Biologics at the FDA.

JAMES D. JOHNSON, PH.D., J.D.
SENIOR VICE PRESIDENT AND GENERAL COUNSEL
Dr. James D. Johnson has been a partner with the law firm of Kilpatrick, Stockton since 2000. Before that he had been a partner with the law firm of Jones and Askew, which merged with Kilpatrick, Stockton in 2000, since 1993. He graduated from the University of the South with a B.A. in Chemistry and received his Ph.D. in

Biochemistry from the Emory University School of Medicine. He graduated from the Emory University School of Law.


DONALD S. BROOKS
Donald S. Brooks has been one of EntreMed's directors since April 1996 and was Vice President, Legal Affairs from 1998 until August 2001. Between 1993 and 1998, Mr. Brooks was a practicing attorney with the law firm of Carella Byrne Bain Gilfillan Cecchi Stewart and Olstein, Roseland, New Jersey, which represents the Company on certain matters. Mr. Brooks continues to be of counsel to the firm. Prior thereto, Mr. Brooks was employed by Merck and Co., Inc. for 27 years, most recently, from 1986 to 1993, as Senior Counsel. From 1980 to 1985, Mr. Brooks served as a U.S. employer delegate to the Chemical Industries Committee, International Labor Organization in Geneva, Switzerland.

JERRY FINKELSTEIN
CHAIRMAN OF THE BOARD, NEWS COMMUNICATION
Jerry Finkelstein has been one of the directors of EntreMed since April 1998. Mr. Finkelstein has been a senior advisor to Apollo Advisors, L.P., a fund manager, since March 1994, and the Chairman of the Board of News Communications, Inc., a consortium of 23 publications, since August 1993. Mr. Finkelstein was formerly the publisher of the New York Law Journal, a daily newspaper. He has been a member of the Board of Rockefeller Center, Chicago Milwaukee Railroad Corporation, Bank of North America, Struthers Wells Corporation, The Hill, and PATH railroad. Mr. Finkelstein has also held the following positions: member of Task Committee on the sale of the World Trade Center; Chairman of the New York City Planning Commission, and Commissioner of the Port Authority of New York and New Jersey, as well as numerous civic, social and political appointments.

JENNIE HUNTER-CEVERA, PH.D.
PRESIDENT, UNIVERSITY OF MARYLAND BIOTECHNOLOGY INSTITUTE
Prior to joining the University of Maryland in October 1999, Dr. Hunter-Cevera headed the Center for Environmental Biotechnology at Lawrence Berkeley National Laboratory from 1994 to 1999. Dr. Hunter-Cevera is Past President of the Society of Industrial Microbiology (SIM) and is an active member of the American Society of Microbiology and the American Chemical Society. She served as Senior Editor for the Journal of Industrial Microbiology for 10 years. She was a member of Secretary of Agriculture Glickman's Genetic Resources Advisory Board and President Clinton's Council on Biotechnology for the State Department. She also has served as the United States representative to the OECD on Biological Resource Centers and serves on the Advisory Board for the Leadership Alliance for Biodiversity. She has given more than 40 lectures, seven keynote lectures, and is the author of several papers and holder of two patents. Dr. Hunter-Cevera was elected to the American Academy of Microbiology in 1995, received the 1996 SIM Charles Porter Award, was elected as a SIM Fellow in 1997 and the 1999 Nath Lecturer at West Virginia University. She is a member of the State Department's Council on Biotechnology.

MARK C. M. RANDALL
MANAGING DIRECTOR, SARASIN INTERNATIONAL SECURITIES, LTD
Mark C.M. Randall has been one of the directors of EntreMed since April 1996. Since 1985, Mr. Randall has been associated with Sarasin International Securities Limited, London, England, a wholly owned subsidiary of Bank Sarasin and Cie, a private bank based in Switzerland, where he has been Director since 1994 and Managing Director since 1999. Mr. Randall also serves as Chairman of Acorn Alternative Strategies (Overseas) Ltd., an investment fund company.

PETER S. KNIGHT
Mr. Knight is a principal in Sage Venture Partners, a telecommunications investment firm. He recently closed his legal practice where he had been a partner in the law firm of Wunder, Knight, Forscey & DeVierno from 1991 to 1999. In 1996, at the request of President Clinton, Mr. Knight took a leave of absence from his firm to serve as the National Campaign Manager for Clinton/Gore '96. Prior to his partnership with the firm, Mr. Knight was the General Counsel and Secretary of the Medicis Pharmaceutical Corporation. In addition to the EntreMed Board of Directors, Mr. Knight serves on the Board of Directors of Whitman Education Group, providers of postsecondary education, and Medicis Pharmaceutical Corporation, a pharmaceutical company specializing in dermatology. Mr. Knight also sits on the board of the Schroeder Family of Mutual Funds. He serves on the Board of Directors for the Vice President's Residence Foundation, and the Board of Directors of the Center for National Policy. He holds a Juris Doctor degree from the Georgetown University Law Center and a Bachelor of Arts degree from Cornell University. He is admitted to the practice of law in the District of Columbia.

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

Item 11. EXECUTIVE COMPENSATION

Compensation of the Directors

Our directors do not receive cash compensation for serving on the Board or attending meetings thereof. Our directors are reimbursed for expenses actually incurred in connection with attending such meetings. During 2001, new directors were awarded initial grants of non-qualified stock options to purchase 15,000 shares of Common Stock upon joining the Board of Directors. Each director elected to a three-year term in 2001 was granted non-qualified stock options to purchase 30,000 shares of Common Stock. The Vice-Chairman of the Board of Directors also receives an annual grant of non-qualified stock options to purchase 15,000 shares of Common Stock. In addition, the Chairman of the Audit Committee and the Chairman of the Compensation Committee each receive annual payments of $2,000 for chairing their respective committees. Directors also are eligible to receive discretionary option grants under our long-term incentive plans.

Our Vice-Chairman also received $100,000 for services in 2001 and is eligible to participate in our long-term incentive plans. Pursuant to these plans, in 2001 our Vice-Chairman received options to purchase 15,000 shares of Common Stock.

Following Mr. Brook's retirement as our vice president of Legal Affairs as of August 2001, Mr. Brooks serves as our consultant. He received $58,000 for these services in 2001.

Compensation of Executive Officers

The following summary compensation table sets forth the aggregate compensation paid or accrued by us to the Chief Executive Officer and to executive officers whose annual compensation exceeded $100,000 for fiscal 2001 (collectively, the "named executive officers") for services during the fiscal years ended December 31, 2001, 2000 and 1999.


                           SUMMARY COMPENSATION TABLE

                                                               LONG TERM
                                                             COMPENSATION
                                                                AWARDS
                                                              SECURITIES
                                                              UNDERLYING
                                        ANNUAL     BONUS      OPTIONS/SARS    ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR   SALARY ($)    ($)           (#)        COMPENSATION
--------------------------------------------------------------------------------------------
John W. Holaday, Ph.D.        2001     395,000      (1)         250,000          22,432 (2)
Chairman and                  2000     380,000    150,000       150,000          21,298
Chief Executive Officer       1999     325,000    125,000       110,000          21,506

Edward R. Gubish, Ph.D.       2001     295,000      (1)         222,000           9,881 (3)
President and Chief           2000     250,000    125,000       115,000           8,747
Operating Officer             1999     202,700     85,000        50,000           8,955

Joanna C. Horobin, M.D.       2001     208,333       -                -         139,234 (4)
Executive Vice President      2000     250,000       -          100,000           8,747
    of Commercial             1999     195,000     75,000        50,000           6,715
    Development

Thomas Russo (5)              2001     235,231     20,000        12,500           9,881 (3)
Chief Financial Officer

James D. Johnson,             2001     183,333      (1)         195,000             683 (3)
    Ph.D., J.D.
Senior Vice President
and General Counsel

Donald S. Brooks, Vice        2001     128,154       -           30,000           1,949 (6)
President, Legal Affairs      2000     210,000     25,000        45,000           3,087
                              1999     195,000     25,000        45,000           3,099

(1)     Consideration of bonuses for 2001 has been deferred.

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

(4) $125,000 of such amount represents severance payments pursuant to the terms of a separation agreement dated April 1, 2001. $6,000 represents payment in lieu of out-placement assistance. The remaining amount represents health insurance premiums paid on behalf of such officer.

(5)     Mr. Russo resigned from the company effective January 31, 2002.

(6) Represents health insurance premiums paid on behalf of such officer. Subsequent to his retirement effective August 1, 2001, Mr. Brooks entered into a consulting arrangement with the Company. See "Compensation of Directors."

The following table sets forth certain information with respect to individual grants of stock options made during the fiscal year ended December 31, 2001 to each of the named executive officers.

                              Option/SAR Grants in Last Fiscal Year
--------------------------------------------------------------------------------------------------
                                                                           Potential Realizable
                                                                             Value at Assumed
                                                                           Annual Rates of Stock
                                                                          Price Appreciation for
                            Individual Grants                                  Option Term (1)
                -----------------------------------------                 ------------------------
                                 % of Total
                  Number of       Options/
                  Securities    SARs Granted   Exercise
                  Underlying    to Employees   or Base
                 Options/SARs     in Fiscal    Price        Expiration
    Name         Granted (#)        Year        ($/sh)         Date         5% ($)      10% ($)
    ----         -----------        ----        ------         ----         ------      -------

   John W.          40,000          2.12%       14.125        4/6/2011       355,326      900,464
Holaday, Ph.D.      41,000          2.18%       11.99        8/21/2011       309,158      783,468
                   169,000          8.97%        8.97        10/1/2011       953,361    2,416,001

  Edward R.         32,000          1.70%       11.99        8/21/2011       241,294      611,487
Gubish, Ph.D.      190,000         10.09%        8.97        10/1/2011     1,071,826    2,716,214

  Thomas            12,500           .66%        11.57       8/30/2005        31,168       67,120
  Russo

  James D.          75,000          3.98%       15.1719      3/22/2011       715,615    1,813,507
  Johnson,
  Ph.D., J.D.      120,000          6.37%        8.97        10/1/2011       679,943    1,715,504

  Donald S.         30,000          1.59%       16.55        6/15/2011       312,246      791,293
   Brooks

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

The following table sets forth information concerning all option holdings for the fiscal year ended December 31, 2001 for each of the named executive officers.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values
------------------------------------------------------------------------------------------------

                       Number of Securities         Value of Unexercised
                    Underlying Options/SARs at    In-the-Money Options/SARs
                       Fiscal Year-End (#)       at Fiscal Year-End ($) (2)
                   ----------------------------------------------------------




Name                  Exercisable   Unexercisable   Exercisable  Unexercisable
----                  -----------   -------------   -----------  -------------
John W.
Holaday,
Ph.D. (3)               876,919         279,750         680,488       -0-

Edward R.               380,501         251,500         173,952       -0-
Gubish, Ph.D.(3)

Joanna C.
Horobin,                 87,500          62,500           -0-         -0-
M.D.

Thomas                   32,500          15,000           -0-         -0-
Russo

James D.                 97,500         157,500           -0-         -0-
Johnson Ph.D., J.D.

Donald S.               251,001            -0-           16,567       -0-
Brooks (3)

(1) The Value Realized represents the amount equal to the excess of the fair market value of the shares at the time of exercise over the exercise price.
(2) Calculated by multiplying the number of unexercised options outstanding at December 31, 2001 by the difference between the fair market value of our shares at December 31, 2001 ($8.86) and the option exercise price.
(3)     Holdings include warrants issued in lieu of stock options.

    Employment Contracts and Termination of Employment and Change-In-Control
                                  Arrangements


Effective January 1999, we entered into a three-year employment agreement with John W. Holaday, Ph.D. as our Chairman and Chief Executive Officer with an annual base salary of $325,000 per year and a minimal annual increase of 10% per year. We may terminate the agreement without cause and, upon such termination, Dr. Holaday will be entitled to receive his base salary through the end of the initial term of the agreement (subject to an offset for salary received from subsequent employment). The agreement contains confidentiality and non-competition provisions. This agreement is renewed automatically each year unless terminated pursuant to its termination provisions.

On April 1, 2001, we entered into a separation agreement with Joanna C. Horobin, M.D., our former Executive Vice President of Commercial Development. Pursuant to the separation agreement, Dr. Horobin received severance payments totaling $125,000 plus a payment of $6,000 in lieu of out-placement assistance. In addition, we agreed to accelerate the vesting of certain stock options held by Dr. Horobin and to extend the period in which certain of these stock options may be exercised.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 1, 2002 (except as otherwise footnoted below), certain information concerning stock ownership of all persons known by us to own beneficially more than 5% of our Common Stock shares, $.01 par value per share, as well as each director or director nominee, each executive officer named under "Executive Compensation and Other Matters" and all of our directors and executive officers as a group.

                                     Amount and Nature of
Name of Beneficial Owner (1)       Beneficial Ownership (1)       Percentage of Class
----------------------------       ------------------------       -------------------
John W. Holaday, Ph.D.                         1,730,751 (2)              7.6%
Edward R. Gubish, Ph.D.                          410,251 (3)              1.8%
Joanna C. Horobin, M.D.                          115,000 (4)               *
Donald S. Brooks                                 251,001 (5)              1.1%
James D. Johnson Ph.D, J.D.                      111,750 (6)               *
Peter S. Knight                                   55,000 (7)               *
Jerry Finkelstein                                135,000 (8)               *
Jeannie C. Hunter-Cevera, Ph.D                    25,000 (9)               *
Mark C. M. Randall                              133,001 (10)               *
Wendell M. Starke                               886,461 (11)              4.0%
Thomas P. Russo                                  32,500 (12)               *
All executive officers and                    3,885,715 (13)             15.9%
directors as a group (11
 persons)

More Than 5% Beneficial Owner
FMR Corp. and affiliated                       1,223,852                  5.6%
entities (14)
82 Devonshire Street
Boston, MA 02109

--------------------------------------------------------------------------------
    *Less than 1%

(1) Beneficial ownership is defined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally means the power to vote and/or to dispose of the securities regardless of any economic interest therein.

(2) Includes 922,319 shares issuable upon exercise of options and warrants which are exercisable within 60 days and 126,666 shares held by a limited partnership of which Dr. Holaday is the general partner. Does not include 234,750 shares issuable upon exercise of options not exercisable within 60 days.

(3) Includes 399,251 shares issuable upon exercise of options that are exercisable within 60 days. Does not include 232,750 shares issuable upon exercise of options not exercisable within 60 days.

(4) Includes 113,000 shares issuable upon exercise of options that are exercisable within 60 days. Does not include 500 shares issuable upon exercise of options not exercisable within 60 days.

(5) Includes 251,001 shares issuable upon exercise of options that are exercisable within 60 days.

(6) Includes 111,750 shares issuable upon exercise of options that are exercisable within 60 days. Does not include 145,000 shares issuable upon exercise of options not exercisable with 60 days.

(7) Includes 55,000 shares issuable upon exercise of options that are exercisable within 60 days.

(8) Includes 111,000 shares issuable upon exercise of options and warrants that are exercisable within 60 days.

(9) Includes 25,000 shares issuable upon exercise of options which are exercisable within 60 days.

(10) Includes 133,001 shares issuable upon exercise of options and warrants that are exercisable within 60 days.

(11) Includes 363,873 shares issuable upon exercise of options and warrants which are exercisable within 60 days and 21,819 shares held by a limited partnership of which Mr. Starke is the general partner. Does not include 12,500 shares issuable upon exercise of options not exercisable within 60 days. Does not include 39,474 shares owned by various family members of Mr. Starke, as to which Mr. Starke disclaims beneficial ownership.

(12) Includes 32,500 shares issuable upon exercise of options that are exercisable within 60 days.

(13) Includes 2,518,195 shares issuable upon exercise of options and warrants that are exercisable within 60 days. Does not include 625,000 shares issuable upon exercise of options not exercisable within 60 days.

(14) This information is based on a Schedule 13G filed with the SEC by FMR Corp. on February 14, 2002. FMR Corp. reported that (a) it (directly or indirectly) has sole dispositive power over all of these shares, (b) it does not have sole voting power or shared voting power with respect to these shares, (c) the Fidelity Growth Company Fund holds all of the shares of common stock beneficially owned by FMR Corp. and (d) members of the family of Edward C. Johnson 3d may be deemed to form a controlling group with respect to FMR Corp.




Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Donald S. Brooks, one of our directors, is of counsel to the law firm of Carella, Byrne, Bain, Gilfillan, Cecchi, Stewart & Olstein, which provides certain legal services to us.

James D. Johnson, our Senior Vice President, is a partner at Kilpatrick, Stockton, which provides certain patent prosecution and certain other legal services to us. We paid approximately $3,324,000 to Kilpatrick, Stockton for these services in 2001. This amount represents less than 5% of Kilpatrick, Stockton's total revenues for 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ENTREMED, INC.

                         By:  /s/ Dane R. Saglio
                                 --------------------------
                                 Dane R. Saglio
                                 Chief Accounting Officer

                                 March 18, 2002