Form 10-Q
period 2002-03-31
ENTREMED INC
filed 2002-05-15
CIK 895051

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20459

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

YES  X   NO
   ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

          Class                                 Outstanding at May 9, 2002
---------------------------                     --------------------------
Common Stock $.01 Par Value                               21,922,860

                                ENTREMED, INC.

                              Table of Contents

PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----

Item 1 -- Financial Statements

Consolidated Balance Sheets
as of March 31, 2002 and December 31, 2001                                   3

Consolidated Statements of
Operations for the Three Months Ended
March 31, 2002 and 2001                                                      4

Consolidated Statements of Cash
Flows for the Three Months Ended March 31, 2002
and 2001                                                                     5

Notes to Consolidated Financial
Statements                                                                   6

Item 2 -- Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                                         7

Item 3 -- Quantitative and Qualitative Disclosures
          About Market Risk                                                 13

Part II.  OTHER INFORMATION

Item 1 -- Legal Proceedings                                                 13

Item 2 -- Changes in Securities                                             13

Item 3 -- Defaults upon Senior Securities                                   13

Item 4 -- Submission of Matters to Vote of
          Security Holders                                                  14

Item 5 -- Other Information                                                 14

Item 6 -- Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                  15

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

                                ENTREMED, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                        March 31,            December 31,
                                                          2002                   2001
                                                     ---------------      ----------------
ASSETS                                                (unaudited)
Current assets:
  Cash and cash equivalents                          $   26,302,823       $    41,386,300
  Interest receivable                                        80,741                57,038
  Accounts receivable                                        67,780               177,158
  Prepaid expenses and other                                338,958               371,155
                                                     ---------------      ----------------
Total current assets                                     26,790,302            41,991,651

Furniture and equipment, net                              4,026,148             4,186,079

Other assets                                                 45,135                40,720
                                                     ---------------      ----------------
    Total assets                                     $   30,861,585       $    46,218,450
                                                     ===============      ================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $   10,174,003       $    16,309,238
  Accrued liabilities                                       918,581             2,050,822
  Deferred revenue - current                                 95,496               -
  Current portion of notes payable                          740,504             1,005,727
  Common stock repurchase liability                       1,615,830             1,367,914
                                                     ---------------      ----------------
Total current liabilities                                13,544,414            20,733,701

Non current deferred revenue                                358,110               -
Other long term liabilities                                  80,000               -
Long term convertible debt                                2,885,968             2,272,399
                                                     ---------------      ----------------
  Total liabilities                                      16,868,492            23,006,100

Minority interest                                            17,218                17,452

Stockholders' equity:
  Convertible preferred stock, $1.00 par and $1.50
   Liquidation value:
   5,000,000 shares authorized, none issued and
   outstanding at March 31, 2002 (unaudited)
   and December 31, 2001
  Common stock, $.01 par value:
   35,000,000 shares authorized, 22,506,193 (unaudited)
   and 21,777,330 shares issued and outstanding at
   March 31, 2002 and December 31, 2001, respectively       225,062               217,773
  Treasury stock, at cost: 583,333 shares held at
   March 31, 2002 (unaudited) and December 31, 2001      (7,666,746)           (7,666,746)
  Additional paid-in capital                            210,290,350           205,013,706
  Deferred stock compensation                               (61,846)              (73,369)
  Accumulated deficit                                  (188,810,945)         (174,296,466)
                                                     ---------------      ----------------
Total stockholders' equity                               13,975,875            23,194,898
                                                     ---------------      ----------------
   Total liabilities and stockholders' equity        $   30,861,585       $    46,218,450
                                                     ===============      ================

The accompanying notes are an integral part of the financial statements.

                                 ENTREMED, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                   Three Months Ended
                                                                        March 31,
                                                                 2002               2001
                                                            -------------------------------
Revenues:
   Licensing                                                $       23,874    $          -
   Grants                                                           34,263         117,992
   Royalties                                                         1,793         765,960
                                                            ---------------   -------------
Total revenues                                                      59,930         883,952
                                                            ---------------   -------------


Costs and expenses:
   Research and development                                     10,858,672       8,587,227
   General and administrative                                    3,791,012       3,234,886
                                                            ---------------   -------------
                                                                14,649,684      11,822,113

Interest expense                                                   (95,376)        (48,211)
Investment income                                                  170,651         391,423
                                                            ---------------   -------------

Net loss                                                    $  (14,514,479)   $(10,594,949)
                                                            ===============   =============

Net loss per share (basic and diluted)                      $        (0.67)   $     ( 0.62)
                                                            ===============   =============

Weighted average number of shares
    outstanding (basic and diluted)                             21,777,087      17,126,520
                                                            ===============   =============


The accompanying notes are an integral part of the financial statements.

                                ENTREMED, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                     Three Months Ended
                                                                           March 31,
                                                                       2002       2001
                                                              ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $(14,514,479)   $(10,594,949)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation                                                    366,795         316,477
   Recognition of non-cash stock compensation                       23,727             -
   Non-cash interest expense                                        72,369             -
   Loss on common stock repurchase liability                       247,916             -
   Minority interest                                                  (234)           (122)
   Changes in assets and liabilities:
     Accounts receivable                                           109,378         493,236
     Interest receivable                                           (23,703)        (80,118)
     Prepaid expenses and other                                     27,782      (1,370,847)
     Accounts payable                                           (6,135,235)       (105,065)
     Accrued liabilities                                        (1,132,241)       (142,725)
     Other long term liabilities                                    80,000             -
     Deferred revenue                                              453,606             -
                                                              --------------  --------------
    Net cash used in operating activities                      (20,424,319)    (11,484,113)
                                                              --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment                              (206,864)       (233,680)
                                                              --------------  --------------
    Net cash used in investing activities                         (206,864)       (233,680)
                                                              --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from option and warrant exercises
 and the sale of  common stock                                   4,940,409      26,217,269
Proceeds from the sale of warrants                                 322,520             -
Proceeds from issuance of convertible debt                         550,000       2,078,591
Payment of note payable                                           (265,223)       (240,019)
                                                              --------------  --------------
    Net cash provided by financing activities                    5,547,706      28,055,841
                                                              --------------  --------------

Net increase (decrease) in cash and cash equivalents           (15,083,477)     16,338,048
Cash and cash equivalents at beginning of period                41,386,300      24,503,886
                                                              --------------  --------------
Cash and cash equivalents at end of period                    $ 26,302,823    $ 40,841,934
                                                              ==============  ==============

Cash paid for interest                                        $     23,007    $     48,211
                                                              ==============  ==============

The accompanying notes are an integral part of the financial statements.

                                ENTREMED, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2002 (UNAUDITED)



1.      BASIS OF PRESENTATION

        Our accompanying unaudited consolidated financial information includes the accounts of 85% owned subsidiary, Cytokine Sciences, Inc. and 96.1% owned subsidiary MaxCyte, Inc. MaxCyte was formed in July 1998 as a wholly owned subsidiary and on April 1, 2000 was capitalized with $40,000 in cash including $1,000 from a MaxCyte officer. In addition, EntreMed, Inc. (the "Company") agreed to contribute certain technology and provide additional funding in exchange for preferred stock. The Company provides facility and administrative services for which MaxCyte is obligated to repay us. All intercompany balances and transactions have been eliminated in consolidation.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to our audited financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2001.


2.      CONTINGENCIES

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

3.      ALLERGAN LICENSING AGREEMENT

        Under a licensing agreement effective as of January 18, 2002, we entered into a five-year strategic alliance with Allergan Inc. to develop and commercialize small molecule angiogenic inhibitors for treatment and prevention of diseases and conditions of the eye. Under the terms of a licensing agreement, Allergan will receive exclusive worldwide license to commercialize Panzem.

        In connection with the licensing agreement, Allergan purchased 728,863 Units from the Company at a purchase price of $6.86 per Unit. Each Unit consists of one share of Common Stock and a warrant to purchase 0.15 shares of Common Stock. The warrants have a term of five years and an exercise price equal to $12.15 per share. Allergan will have certain registration rights beginning one year after the closing of the transaction.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        Since our inception in September 1991, we have devoted substantially all of our efforts and resources to sponsoring and conducting research and development on our own behalf and through collaborations. Through March 31, 2002, all of our revenues have been generated from license fees, research and development funding, royalty payments, the sale of royalty rights, and certain research grants; we have not generated any revenue from direct product sales. We anticipate our primary revenue sources for the next few years to include research grants and collaboration payments under current or future arrangements. The timing and amounts of such revenues, if any, will likely fluctuate and depend upon the achievement of specified research and development milestones, and results of operations for any period may be unrelated to the results of operations for any other period.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

        The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in our financial statements requiring significant estimates and judgments are as follows:

        - Contract and upfront license payments where we have continued involvement through a research or development collaboration are recognized net of royalties ratably over the contract period.

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

        - We are currently involved in certain legal proceedings as discussed in the "Contingencies" note in the Notes to Consolidated Financial Statements. We do not believe these legal proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, were an unfavorable ruling to occur there exists the possibility of a material impact on the operating results of that period.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2001 and March 31, 2002.

        Revenues. Revenues decreased approximately 93% in the three month period ending March 31, 2002 to approximately $60,000 from $884,000 in the comparable 2001 period. Royalty revenue decreased approximately 99% in the 2002 period reflecting the absence of royalty income resulting from the sale of our right to receive royalty income from Celgene's sales of thalidomide (THALOMID(R)). In accordance with our 1998 collaborative sublicensing agreement for thalidomide with Celgene, we recognized net royalty revenues from Celgene's sales of thalidomide (THALOMID(R)) of approximately $765,000 for the period ending March 31, 2001. Included in grant revenues are funds received from a Small Business Innovative Research, or SBIR, program of the National Institutes of Health of approximately $34,000 and $118,000 in 2002 and 2001, respectively.

        Research and Development Expenses. From inception through March 31, 2002 we have incurred research and development expenses of approximately $187,589,000. Included in this amount are the expenses related to our three lead product candidates, Panzem(TM), Endostatin and Angiostatin. At March 31, 2002 the accumulated expenses for each of these development projects are $15,621,000, $64,298,000 and $31,668,000 respectively. Project expenses for
Panzem(TM) of $956,000, Endostatin of $3,048,000 and Angiostatin of $1,831,000 are reflected in our 2002 R&D expenses for the period ending March 31, 2002 of approximately $10,859,000. Research and Development expenses for the comparable 2001 period were approximately $8,587,000. Project costs for Panzem(TM), Endostatin and Angiostatin were $1,850,000, $1,370,000 and $1,849,000 respectively for the period ending March 31, 2001. In addition to the accumulated expenses attributable to our three lead product candidates, we have sponsored several research programs at Children's Hospital, Boston in an aggregate of $18,050,000 and our subsidiary MaxCyte has incurred approximately $4,734,000 in research and development costs. Reflected in our research and development expenses are sponsored research payments to Children's Hospital of $1,000,000 in the period ended March 31, 2002 and $750,000 for the comparable period in 2001. MaxCyte's research and development costs for the periods ending March 31, 2002 and March 31, 2001 were $562,000 and $544,000, respectively. The balance of our accumulated research and development expenses are attributable to discovery research and preclinical development of additional product candidates and costs associated with the management of research and development operations and facilities.

        The amounts of expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. As of March 31, 2002, three of our proprietary product candidates, Panzem(TM), Endostatin and Angiostatin, were in various stages of clinical trials. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

        We estimate that clinical trials of the type we generally conduct are typically completed over the following timelines:

----------------------------------------------
                        ESTIMATED
                        COMPLETION
CLINICAL PHASE          PERIOD
----------------------------------------------
Phase I                 1 Year
----------------------------------------------
Phase II                1-2 Years
----------------------------------------------
Phase III               2-4 Years
----------------------------------------------

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

        Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development expenses increased to approximately $10,859,000 in 2002 from $8,587,000 for the comparable period in 2001. The cost increases are primarily associated with the following:

        - Increased personnel--Personnel costs increased to $2,228,000 for the period ended March 31, 2002 from $1,940,000 in 2001. Staffing increased 10% in 2002 from 2001. Additions to research and development have been necessary to support a higher level of product development activities, including, process sciences, manufacturing and increased clinical activities. Included in the increases are salary and related fringe benefits, recruiting and relocation costs.

        - Collaborative Research Agreements-- We have made payments to our collaborators of $1,605,000 and $1,129,000 for the three months ending March 31, 2002 and 2001 respectively. Sponsored research payments to academic collaborators include payments to Children's Hospital, Boston of $1,000,000 in 2002 and $750,000 in 2001.

        - Clinical Trial Costs--Clinical costs decreased to $774,000 in the three months ending March 31, 2002 from $1,507,000 in the period ending March 31, 2001. The decrease reflects the completion of some Phase I and the transition into Phase II clinical trials for our three lead product candidates. Costs of such trials include the clinical investigator site fees, monitoring costs and data management costs. Contracted regulator support costs decreased in 2002 to $137,000 from $342,000 in 2001. In addition, we contribute clinical trial product material under our CRADA with the NCI who is conducting trials collaboratively with EntreMed on Endostatin and Panzem.

        - Contract Manufacturing Costs-- The costs of manufacturing the material used in clinical trials for our three lead product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill finish services and product release costs. Contract manufacturing costs increased to $3,158,000 in 2002 from $2,138,000 in 2001. The 2002 increase resulted primarily from the manufacturing of Endostatin to provide material for our ongoing Phase I and the expansion of Phase II clinical trials.

        General and administrative expenses increased to $3,792,000 in the three month period ending March 31, 2002 from $3,235,000 in the comparable 2001 period. The 2002 period increase reflects higher personnel costs and additional legal fees associated with the Abbott litigation. Also reflected in 2002 is a charge of $248,000 related to the potential repurchase of our common stock from Bristol-Myers Squibb and the related guaranteed minimum purchase price.

        Interest expense. For the period ending March 31, 2002 interest expense increased 98% to approximately $95,000 from $48,000 in the comparable period in 2001. The 2002 amount reflects the accrual of interest relating to MaxCyte's issuance of convertible promissory notes.

        Investment income. Investment income decreased by approximately 56% in 2002 to approximately $171,000 from $391,000 as a result of lower investment yields on interest bearing cash accounts.

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

        Based on our assessment of the availability of capital and the above described actions, in the absence of new financing, we believe we will have adequate resources to meet our 2002 obligations as they become due. At March 31, 2002, we had cash and cash equivalents of approximately $26,302,000 with working capital of approximately $12,800,000 reflecting the payment of
liabilities relating to our Q4 2001 manufacturing campaigns.   Our cash and
working capital balances represent the net proceeds of our private placements of equity securities and our public offerings, payments from BMS which included equity investments, royalties received from Celgene, proceeds from secured borrowing, the sale of royalty rights and various grants.

        From inception through March 31, 2002, we have financed our operations primarily from:

        - the net proceeds of approximately $17,000,000 from private placements of equity securities prior to being a public company;

        - payments from Bristol-Myers Squibb of approximately $29,200,000 (of which $11,500,000 was an equity investment);

        - various grants of approximately $1,966,000 from the World Health Organization and SBIR;

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

        In addition to the items detailed above, on March 15, 2001 our subsidiary MaxCyte received net proceeds of approximately $2,185,000 from the issuance of convertible promissory notes with a maturity date of December 31, 2003. The notes accrue simple interest at 8% per annum, payable upon maturity. The notes, plus the accrued interest, are convertible to common stock at any time at the option of the holder and are subject to a mandatory conversion to Series B Convertible Preferred Stock upon the occurrence of certain specified events. Holders of the promissory notes also received warrants to purchase a total of 10,925 shares of common stock of EntreMed. In February 2002, MaxCyte received additional proceeds of $550,000 and issued additional convertible promissory notes with a maturity date of December 31, 2003. Holders of the promissory notes also received warrants to purchase a total of 2,750 shares of common stock of EntreMed.

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

        In December 2000 and 1999, we exercised our option to repurchase shares of our common stock from BMS for $13.143 per share. Shares repurchased totaled 291,666 and 291,667 for repurchase prices of $3,833,367 and $3,833,379 in 2000 and 1999 respectively. Shares repurchased from BMS are accounted for as treasury stock. In December 2001, BMS agreed not to sell the remaining 291,666 shares until December 1, 2002 unless the trading price of our stock exceeds a specified threshold. In addition, BMS granted us a right of first offer and extended our repurchase right until that time. We also may share some of the proceeds from sales of the remaining shares with BMS. We guaranteed to either repurchase the shares from BMS for $13.143 or pay to BMS the difference between the per share sales price and $13.143 if the shares are sold at less than $13.143 during the 10 days after December 1, 2002.

INFLATION AND INTEREST RATE CHANGES

        Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.



CONTRACTUAL OBLIGATIONS

The table below sets forth our contractual obligations at March 31, 2002.

-----------------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                                   PAYMENTS DUE BY PERIOD
-----------------------------------------------------------------------------------------------------
                                                   Less than    1-3 years    4-5 years  After 5 years
                                    Total            year
Debt                               $3,626,000        740,000    2,886,000
Common Stock repurchase
liability                           1,616,000      1,616,000
Operating Leases                    6,617,000        945,000    1,816,000    1,904,000      1,952,000
Clinical Trial Contracts            1,146,000      1,146,000
Collaborative Research
Contracts                             688,000        550,000      138,000
Contract Manufacturing                500,000        500,000
Total Contractual Obligations     $14,193,000      5,497,000    4,840,000    1,904,000      1,952,000




ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned our cash and cash equivalents. Due to the short term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of March 31, 2002.

PART II.       OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         This information as set forth in Note 2 of "Notes to Consolidated
Financial   Statements" appearing in Item 1 of Part I of this report is incorporated herein by reference.


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES.   On January 18, 2002, in connection
with entering into our strategic alliance with Allergan, Inc., we sold to Allergan 728,863 Units at a purchase price of $6.86 per Unit. Each Unit consists of one share of our Common Stock and a warrant to purchase 0.15 shares of our Common Stock. The warrants have a term of five years and an exercise price equal to $12.15 per share. The Units were sold pursuant to
Section 4(2) of the Securities Act of 1933 as any transaction not involving a public offering.

Item 3.  DEFAULT UPON SENIOR SECURITIES

         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         Not applicable.

Item 5.  OTHER INFORMATION

         Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

              None

         (b) Reports on Form 8-K

               The Company filed a Form 8-K with the Securities and Exchange Commission on February 1, 2002, to report the signing of a strategic alliance with Allergan, Inc.

               The Company filed a Form 8-K/A with the Securities and Exchange Commission on March 11, 2002, to amend the report on Form 8-K filed on February 1, 2002.

               The Company filed a Form 8-K/A with the Securities and Exchange Commission on March 15, 2002, to amend the report on Form 8-K/A filed on March 11, 2002.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    ENTREMED, INC.
                                                    (Registrant)


Date: May 15, 2002                              /s/ John W. Holaday
                                           ----------------------------------
                                                  John W. Holaday, Ph.D.
                                                 Chief Executive Officer




Date: May 15, 2002                              /s/ Dane R. Saglio
                                           ----------------------------------
                                                  Dane R. Saglio
                                               Chief Accounting Officer