Form 10-Q
period 2002-06-30
ENTREMED INC
filed 2002-08-14
CIK 895051

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20459

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

YES     X      NO
    --------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

             Class                                Outstanding at August 9, 2002
------------------------------------              -----------------------------
Common Stock $.01 Par Value                                21,922,860

                                 ENTREMED, INC.

                                Table of Contents

PART I.   FINANCIAL INFORMATION                                                              PAGE
                                                                                             ----
Item 1 -- Financial Statements

Consolidated Balance Sheets
as of June 30, 2002 and December 31, 2001                                                     3

Consolidated Statements of
Operations for the Three Months Ended
June 30, 2002 and 2001, and the Six Months Ended
June 30, 2002 and 2001                                                                        4

Consolidated Statements of Cash
Flows for the Six Months Ended June 30, 2002
and 2001                                                                                      5

Notes to Consolidated Financial
Statements                                                                                    6

Item 2 --  Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                                                         7

Item 3 --  Quantitative and Qualitative Disclosures
           About Market Risk                                                                 13

Part II.  OTHER INFORMATION

Item 1 --  Legal Proceedings                                                                 14

Item 2 --  Changes in Securities                                                             14

Item 3 --  Defaults upon Senior Securities                                                   14

Item 4 --  Submission of Matters to Vote of
           Security Holders                                                                  14

Item 5 --  Other Information                                                                 15

Item 6 --  Exhibits and Reports on Form 8-K                                                  15

SIGNATURES                                                                                   15

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

                                 ENTREMED, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                    June 30,                 December 31,
                                                                      2002                       2001
                                                              --------------------        ------------------
ASSETS                                                            (unaudited)
Current assets:
   Cash and cash equivalents                                    $       11,373,031        $       41,386,300
   Interest receivable                                                      18,023                    57,038
   Accounts receivable                                                     361,530                   177,158
   Prepaid expenses and other                                              349,230                   371,155
                                                                ------------------        ------------------
Total current assets                                                    12,101,814                41,991,651

Furniture and equipment, net                                             3,812,828                 4,186,079

Other assets                                                                29,407                    40,720
                                                                ------------------        ------------------
     Total assets                                               $       15,944,049        $       46,218,450
                                                                ==================        ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                             $        4,863,902        $       16,309,238
   Accrued liabilities                                                     313,920                 2,050,822
   Deferred revenue - current                                               95,496                   -
   Current portion of notes payable                                        468,576                 1,005,727
   Common stock repurchase liability                                     2,937,077                 1,367,914
                                                                ------------------        ------------------
Total current liabilities                                                8,678,971                20,733,701

Non current deferred revenue                                               383,125                   -
Other long term liabilities                                                 80,000                   -
Long term convertible debt                                               4,101,521                 2,272,399
                                                                ------------------        ------------------
   Total liabilities                                                    13,243,617                23,006,100

Minority interest                                                           17,217                    17,452

Stockholders' equity:
   Convertible preferred stock, $1.00 par and $1.50
    Liquidation value:
    5,000,000 shares authorized, none issued and
    outstanding at June 30, 2002 (unaudited)
    and December 31, 2001
   Common stock, $.01 par value:
    35,000,000 shares authorized, 22,506,193 (unaudited)
    and 21,777,330 shares issued and outstanding at
    June 30, 2002 and December 31, 2001, respectively                      225,062                   217,773
   Treasury stock, at cost: 583,333 shares held at
    June 30, 2002 (unaudited) and December 31, 2001                     (7,666,746)               (7,666,746)
   Additional paid-in capital                                          210,248,819               205,013,706
   Deferred stock compensation                                             (61,846)                  (73,369)
   Accumulated deficit                                                (200,062,074)             (174,296,466)
                                                                ------------------        ------------------
Total stockholders' equity                                               2,683,215                23,194,898
                                                                ------------------        ------------------
    Total liabilities and stockholders' equity                  $       15,944,049         $      46,218,450
                                                                ==================         =================

The accompanying notes are an integral part of the consolidated financial statements.

                                 ENTREMED, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Three Months Ended                 Six months ended
                                                               June 30,                          June 30,
                                                       2002             2001             2002              2001
                                                 ------------------------------     -------------------------------
Revenues:
    Grant                                        $         567     $     69,634      $       34,830   $    187,626
    Collaborative R&D                                  232,450                -             232,450              -
    Licensing                                           23,874                -              47,748              -
    Royalty                                                  -          673,862               1,793      1,439,822
    Other                                               52,279           14,027              52,279         14,027
                                                 -------------    -------------       -------------   ------------

Total revenues                                         309,170          757,523             369,100      1,641,475
                                                 -------------    -------------       -------------   ------------

Expenses:
    Research and development                         7,311,902       12,004,901          18,170,574     20,592,128
    General and administrative                       4,238,340        3,924,098           8,029,352      7,158,984
                                                 -------------    -------------       -------------   ------------
                                                    11,550,242       15,928,999          26,199,926     27,751,112

Interest expense                                      (103,118)         (95,519)           (198,494)      (143,730)
Investment income                                       93,061          390,726             263,712        782,149
                                                 -------------    -------------       -------------   ------------

Net loss                                         $ (11,251,129)    $(14,876,269)     $  (25,765,608)  $(25,471,218)
                                                  ============    =============       =============    ===========

Net loss per share (basic and diluted)           $       (0.51)    $      (0.82)     $        (1.18)  $      (1.44)
                                                 =============    =============       =============    ===========

Weighted average number of shares
     outstanding (basic and diluted)                21,922,860       18,269,501          21,850,376     17,698,011
                                                  ============    =============       =============    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                                 ENTREMED, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                   2002               2001
                                                                           -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                   $   (25,765,608)    $   (25,471,218)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                                                   742,490             663,214
    Recognition of non-cash stock compensation                                      44,336                -
    Non-cash interest expense                                                      159,184                -
    Loss on common stock repurchase liability                                    1,569,163                -
    Minority interest                                                                 (235)               (256)
    Changes in assets and liabilities:
      Accounts receivable                                                         (184,372)            522,455
      Interest receivable                                                           39,015             (37,908)
      Prepaid expenses and other                                                    33,238          (1,857,155)
      Accounts payable                                                         (11,445,336)          1,425,432
      Accrued liabilities                                                       (1,736,902)            379,898
      Other long term liabilities                                                   80,000                -
      Deferred revenue                                                             478,621                -
                                                                           ---------------     ---------------
     Net cash used in operating activities                                     (35,986,406)        (24,375,538)
                                                                           ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment                                              (369,239)           (658,959)
                                                                           ---------------     ---------------
     Net cash provided by investing activities                                    (369,239)           (658,959)
                                                                           ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from option and warrant exercises
 and the sale of  common stock                                                   4,878,269          26,248,491
Proceeds from the sale of warrants                                                 322,520                -
Proceeds from issuance of convertible debt                                       1,678,738           2,088,264
Payment of note payable                                                           (537,151)           (486,106)
                                                                           ---------------     ---------------
     Net cash provided by financing activities                                   6,342,376          27,850,649
                                                                           ---------------     ---------------

Net increase (decrease) in cash and cash equivalents                           (30,013,269)          2,816,152
Cash and cash equivalents at beginning of period                                41,386,300          24,503,886
                                                                           ---------------     ---------------
Cash and cash equivalents at end of period                                 $    11,373,031     $    27,320,038
                                                                           ===============     ===============

Cash paid for interest                                                     $        39,310     $        90,356
                                                                           ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

                                 ENTREMED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 (UNAUDITED)



1.       BASIS OF PRESENTATION

         Our accompanying unaudited consolidated financial information includes the accounts of 85% owned subsidiary, Cytokine Sciences, Inc. and 96% owned subsidiary MaxCyte, Inc. MaxCyte was formed in July 1998 as a wholly owned subsidiary and on April 1, 2000 was capitalized with $40,000 in cash including $1,000 from a MaxCyte officer. In addition, EntreMed, Inc. (the "Company") agreed to contribute certain technology and provide additional funding in exchange for preferred stock. The Company provides facility and administrative services for which MaxCyte is obligated to repay us. All intercompany balances and transactions have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to our audited consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2001.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

         Since our inception in September 1991, we have devoted substantially all of our efforts and resources to sponsoring and conducting research and development on our own behalf and through collaborations. Through June 30, 2002, all of our revenues have been generated from license fees, research and development funding, royalty payments, the sale of royalty rights, and certain research grants; we have not generated any revenue from direct product sales. We anticipate our primary revenue sources for the next few years to include research grants and collaboration payments under current or future arrangements. The timing and amounts of such revenues, if any, will likely fluctuate and depend upon the achievement of specified research and development milestones, and results of operations for any period may be unrelated to the results of operations for any other period.

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

RESULTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2001 and June 30, 2002.

        Revenues. Revenues decreased approximately 59% in the three month period ending June 30, 2002 to approximately $309,000 from $758,000 in the comparable 2001 period. For the six month period revenues decreased approximately 77% to $369,000 from 1,641,000. Royalty revenue decreased approximately 99% in the 2002 periods reflecting the absence of royalty income resulting from the sale of our right to receive royalty income from Celgene's sales of thalidomide (THALOMID(R)). In accordance with our 1998 collaborative sublicensing agreement for thalidomide with Celgene, we recognized net royalty revenues from Celgene's sales of thalidomide (THALOMID(R)) of approximately $1,435,000 for the six month period ending June 30, 2001. Included in grant revenues are funds received from a Small Business Innovative Research, or SBIR, program of the National Institutes of Health of approximately $35,000 and $188,000 in 2002 and 2001, respectively. Included in the three month period ending June 30, 2002 are revenues of approximately $232,000 reflecting the initiation of externally funded research collaborations by the Company and MaxCyte. The revenues in this period result primarily from performance as a subcontractor under an NIH sponsored Malaria Vaccine program.

        Research and Development Expenses. From inception through June 30, 2002 we have incurred research and development expenses of approximately $194,901,000. Included in this amount are the expenses related to our three lead product candidates, Panzem(TM), Endostatin and Angiostatin. At June 30, 2002 the accumulated expenses for each of these development projects are $16,646,000, $65,594,000 and $33,552,000 respectively. Project expenses for Panzem(TM) of $1,992,000, Endostatin of $4,286,000 and Angiostatin of $3,684,000 are reflected in our 2002 R&D expenses for the six month period ending June 30, 2002 of approximately $18,171,000. Research and Development expenses for the comparable 2001 period were approximately $20,592,000. Research and Development expenses for the three month period ending June 30, 2002 were approximately $7,312,000, a decrease of 33% from the prior quarter and a decrease of 39% from the comparable 2001 period. The decreases primarily result from the absence in this quarter of bulk protein manufacturing. Bulk protein manufacturing will be completed in the third quarter 2002 as we wind down production of Endostain and Angiostatin for Phase II clinical trials. Project costs for Panzem(TM), Endostatin and Angiostatin were $3,321,000, $8,608,000 and $1,736,000 respectively for the six month period ending June 30, 2001. In addition to the accumulated expenses attributable to our three lead product candidates, we have sponsored several research programs at Children's Hospital, Boston in an aggregate of $18,050,000 and our subsidiary MaxCyte has incurred approximately $4,948,000 in research and development costs. Reflected in our research and development expenses are sponsored research payments to Children's Hospital of $1,000,000 in the period ended June 30, 2002 and $750,000 for the comparable period in 2001. MaxCyte's research and development costs for the six month periods ending June 30, 2002 and June 30, 2001 were $1,124,000 and $1,086,000, respectively. The balance of our accumulated research and development expenses are attributable to discovery research and preclinical development of additional product candidates and costs associated with the management of research and development operations and facilities.

        The amounts of expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. As of June 30, 2002, three of our proprietary product candidates, Panzem(TM), Endostatin and Angiostatin, were in the Phase II stage of clinical trials. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

        We estimate that clinical trials of the type we generally conduct are typically completed over the following timelines:

------------------------------------------------------
                              ESTIMATED
                              COMPLETION
CLINICAL PHASE                PERIOD
------------------------------------------------------
Phase I                       1 Year
------------------------------------------------------
Phase II                      1-2 Years
------------------------------------------------------
Phase III                     2-4 Years
------------------------------------------------------

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

        Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development expenses decreased to approximately $18,171,000 in 2002 from $20,592,000 for the comparable period in 2001. The decrease in overall research and development costs reflects a lower level of product manufacturing in 2002. Other cost components of the decrease are associated with the following:

        - Increased personnel--Personnel costs increased to $4,040,000 for the six month period ended June 30, 2002 from $3,901,000 in 2001. Staffing increased 10% in 2002 from 2001. Additions to research and development have been necessary to support a higher level of product development activities, including, process sciences, manufacturing and increased clinical activities. Included in the increases are salary and related fringe benefits, recruiting and relocation costs.

        - Collaborative Research Agreements-- We have made payments to our collaborators of $2,697,000 and $1,259,000 for the six months ending June 30, 2002 and 2001 respectively. Sponsored research payments to academic collaborators include payments to Children's Hospital, Boston of $1,000,000 in 2002 and $750,000 in 2001.

        - Clinical Trial Costs--Clinical costs decreased to $1,507,000 in the six months ending June 30, 2002 from $2,311,000 in the period ending June 30, 2001. The decrease reflects the completion of some Phase I and the transition into Phase II clinical trials for our three lead product candidates. Costs of such trials include the clinical investigator site fees, monitoring costs and data management costs. Contracted regulatory support costs increased in 2002 to $563,000 from $552,000 in 2001. In addition, we contribute clinical trial product material under our CRADA with the NCI who is conducting trials collaboratively with EntreMed on Endostatin and Panzem.

        - Contract Manufacturing Costs-- The costs of manufacturing the material used in clinical trials for our three lead product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill finish services and product release costs. Contract manufacturing costs decreased to $4,798,000 in 2002 from $8,943,000 in 2001. The
                2002 decrease resulted primarily from the timing of manufacturing activities. In 2001 we manufactured bulk Endostatin and Angiostatin to buildup a supply of material for our ongoing Phase I and the initiation of Phase II clinical trials. This buildup began in the three month period ended June 30, 2001 and will be completed in the third quarter of 2002. Upon completion we will have sufficient bulk material to supply all current and planned Endostatin and Angiostatin clinical trials through 2003. The majority of the cost of bulk manufacturing activities was recorded in 2001 with the liability of approximately $13,900,000 being paid during the first six months of 2002. Although the majority of the bulk manufacturing costs were recognized in 2001 and we will reflect lower overall manufacturing costs in 2002, we will continue to incur manufacturing costs for Panzem and fill finish and product release costs for Endostatin and Angiostatin.

        General and administrative expenses increased to $4,238,000 in the three month period ending June 30, 2002 from $3,924,000 in the comparable 2001 period. For the six months ended June 30, 2002 general and administrative expenses increased to $8,029,000 from $7,159,000 in 2001. The 2002 period increase reflects additional legal fees associated with the Abbott litigation and a charge of $1,569,000 related to the potential repurchase of our common stock from Bristol-Myers Squibb and the related guaranteed minimum purchase price. These increases are partially offset by decreased personnel costs resulting from a smaller corporate staff versus the comparable 2001 period and the reversal of accrued compensation charges.

        Interest expense. For the six month period ending June 30, 2002 interest expense increased 38% to approximately $198,000 from $144,000 in the comparable period in 2001. The 2002 increase reflects the accrual of interest relating to MaxCyte's issuance of additional convertible promissory notes in 2002.

        Investment income. Investment income decreased by approximately 66% in 2002 to approximately $264,000 from $782,000 as a result of continued low investment yields and lower balances in interest bearing cash accounts.

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

        At June 30, 2002, we had cash and cash equivalents of approximately $11,373,000 and working capital of approximately $3,423,000, as compared to cash and cash equivalents of approximately $41,386,000 and working capital of approximately $21,258,000 at December 31, 2001. The decrease in cash and cash equivalents primarily reflects the pay down of approximately $11.4 million of accounts payable (including accrued manufacturing expenses of approximately $13.9 million relating to our fourth quarter 2001 manufacturing campaign) and payment of other accrued liabilities of approximately $1.7 million. Our 6/30/02 working capital reflects a current liability of approximately $2,937,000, versus approximately $1,368,000 at December 31, 2001, relating to our stock repurchase obligations to BMS discussed below. Net cash provided from financing activities was approximately $6,342,000 for the six months ended June 30, 2002.

The table below sets forth our contractual obligations at June 30, 2002.


-----------------------------------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                                   PAYMENTS DUE BY PERIOD
-----------------------------------------------------------------------------------------------------------------------
                                                           Next twelve       1-3 years    4 - 5 years   After 5 years
                                            Total            months

Debt                                    $  4,570,000           469,000       4,101,000
Common Stock repurchase liability          2,937,000         2,937,000
Operating Leases                           6,536,000           998,000       1,935,000     1,929,000      1,674,000
Clinical Trial Contracts                   1,367,000         1,367,000
Collaborative Research Contracts             391,000           391,000
Contract Manufacturing                     5,000,000         5,000,000
Total Contractual Obligations           $ 20,801,000        11,162,000       6,036,000     1,929,000      1,674,000

        In the absence of additional financing, based on outstanding commitments (and assuming that no additional expense reduction measures or limitations on cash disbursements are implemented by us), we believe that our available cash and cash equivalents will be sufficient to fund our operations into the fourth quarter of 2002. Management is seeking to reduce cash used in operating activities through a realignment of programs and workforce reductions and exploring sources of additional financing.

        In August 2002, we announced a realignment of research and development programs to reduce expenses and focus resources on the development of our clinical candidates. In conjunction with this plan, we reduced our headcount by approximately 25% and eliminated funding of research collaborations that do not support our clinical programs. As a result of these actions we will record a one-time charge of under $500,000 in the third quarter of this year. Decreased manufacturing activity along with actions described above will result in a significant reduction in operating expenses in the fourth quarter onward.

         In addition, we intend to pursue strategic relationships to provide resources for the further development of our product candidates, and we are currently involved in discussions with several potential partners. There can be no assurance, however, that these discussions will result in relationships or additional funding. In addition, we will continue to seek capital through the public or private sale of securities. If we are successful in raising additional funds through the issuance of equity securities, stockholders may experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of our common stock.

         If we are unable to raise additional capital, we will take one or more of the following actions:

     - seek to renegotiate the terms of our current liabilities and commitments;

     - delay, reduce the scope of, or eliminate one or more of our product research and development programs;

     - reduce or eliminate our sponsored research programs, which may result in the forfeiture of our rights to future technologies;

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

     From inception through June 30, 2002, we have financed our operations primarily from:

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

        In addition to the items detailed above, on March 15, 2001 our subsidiary MaxCyte received net proceeds of approximately $2,185,000 from the issuance of convertible promissory notes with a maturity date of December 31, 2003. The notes accrue simple interest at 8% per annum, payable upon maturity. The notes, plus the accrued interest, are convertible to common stock at any time at the option of the holder and are subject to a mandatory conversion to Series B Convertible Preferred Stock upon the occurrence of certain specified events. Holders of the promissory notes also received warrants to purchase a total of 10,925 shares of common stock of EntreMed. In February 2002, MaxCyte received additional proceeds of $550,000 and issued additional convertible promissory notes with a maturity date of December 31, 2003. Holders of the promissory notes also received warrants to purchase a total of 2,750 shares of common stock of EntreMed. MaxCyte received proceeds of $1,100,000 in May 2002 and issued convertible promissory notes with a maturity date of July 15, 2003. Holders of the May 2002 promissory notes also received warrants to purchase additional shares of MaxCyte common stock.

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

Due to the short term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of June 30, 2002.

PART II.   OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

           This information as set forth in Note 2 of "Notes to Consolidated Financial Statements" appearing in Item 1 of Part I of this report is incorporated herein by reference.


Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           Not applicable

Item 3.    DEFAULT UPON SENIOR SECURITIES

           Not applicable.

Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

           (a) The Company's annual meeting of stockholders was held on June 6, 2002; the meeting was adjourned and reconvened on June 24, 2002 for the purpose of considering proposal (ii) discussed below ("Annual Meeting").

           (b) Not applicable.

           (c) At the Annual Meeting, the stockholders considered and approved the following proposals:

           (i) Election of Directors. The following sets forth the nominees who were elected Directors of the Company for the term expiring in the year indicated as well as the number of votes case for, against, or withheld:

Year Term Expires   Name                     Votes For       Votes Against     Withheld
----------------------------------------------------------------------------------------
2005                Jerry Finkelstein        17,843,746      205,205           0
----------------------------------------------------------------------------------------
2005                Mark C. M. Randall       17,844,046      204,905           0
----------------------------------------------------------------------------------------
2005                Jennie C. Hunter-Cevera  17,844,047      204,904           0
----------------------------------------------------------------------------------------

           (ii) Approve an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock, $.01 par value, from 35,000,000 shares to 90,000,000 shares, increasing the total authorized capital stock from 40,000,000 shares to 90,000,000 shares. This proposal received 16,706,183 votes in favor, 1,407,200 votes against and 184,479 abstentions.

           (iii) Approve an amendment to the Company's 2001 Long-Term Incentive Plan increasing from 2,250,000 to 3,250,000 the number shares of Common Stock reserved for issuance thereunder and changing the maximum number of shares of Common Stock subject to awards that may be awarded to any one employee from 250,000 shares during any one calendar year to 750,000 shares during any three consecutive calendar years. This proposal received 16,386,712 votes in favor, 1,613,437 votes against and 48,802 abstentions.

           (iv) Ratification of Appointment of Ernst & Young LLP. At the Annual Meeting, stockholders approved and ratified the selection of Ernst & Young LLP as the independent auditors. The proposal received

17,929,360 votes in favor, 101,383 votes against and 18,208 abstentions.

Item 5.    OTHER INFORMATION

           Not applicable.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

                99.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                99.2 CERTIFICATION OF CONTROLLER

           (b) Reports on Form 8-K

               None




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    ENTREMED, INC.
                                                     (Registrant)


Date: August 14, 2002                            /s/ John W. Holaday
                                        -------------------------------------
                                                 John W. Holaday, Ph.D.
                                                Chief Executive Officer




Date: August 14, 2002                            /s/ Dane R. Saglio
                                        -------------------------------------
                                                   Dane R. Saglio
                                                Chief Accounting Officer