Form 10-Q
period 2002-09-30
ENTREMED INC
filed 2002-11-14
CIK 895051

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20459

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number 0-20713

ENTREMED, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-1959440
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9640 Medical Center Drive
Rockville, Maryland
(Address of principal executive offices)

20850
(Zip code)

(240) 864-2600
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

YES   X      NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at November 11, 2002

Common Stock $.01 Par Value	21,927,860

ENTREMED, INC.
Table of Contents

PART I. FINANCIAL INFORMATION	PAGE

Item 1 — Financial Statements
Consolidated Balance Sheets
as of September 30, 2002 and December 31, 2001	3
Consolidated Statements of
Operations for the Three Months Ended
September 30, 2002 and 2001, and the Nine Months Ended
September 30, 2002 and 2001	4
Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 2002 and 2001	5
Notes to Consolidated Financial
Statements	6
Item 2 — Management’s Discussion and Analysis
of Financial Condition and Results of
Operations	8
Item 3 — Quantitative and Qualitative Disclosures
About Market Risk	12
Item 4 — Disclosure Controls and Procedures	13
Item 5 — Other Information	13
Part II. OTHER INFORMATION
Item 1 —Legal Proceedings	13
Item 2 —Changes in Securities	13
Item 3 —Defaults upon Senior Securities	13
Item 4 —Submission of Matters to Vote of
Security Holders	13
Item 5 —Other Information	13
Item 6 —Exhibits and Reports on Form 8-K	13
SIGNATURES	14

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

ENTREMED, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$4,793,445	$41,386,300
Interest receivable	6,092	57,038
Accounts receivable	334,842	177,158
Prepaid expenses and other	367,833	371,155

Total current assets	5,502,212	41,991,651
Furniture and equipment, net	3,476,541	4,186,079
Other assets	15,645	40,720

Total assets	$8,994,398	$46,218,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,790,054	$16,309,238
Accrued liabilities	1,030,712	2,050,822
Deferred revenue — current	95,496	—
Current portion of notes payable	189,775	1,005,727
Current portion of convertible debt	1,111,770	—
Common stock repurchase liability	3,362,921	1,367,914

Total current liabilities	14,580,728	20,733,701
Non current deferred revenue	310,362	—
Other long term liabilities	80,000	—
Long term convertible debt	3,073,978	2,272,399

Total liabilities	18,045,068	23,006,100
Minority interest	17,237	17,452
Stockholders’ equity:
Convertible preferred stock, $1.00 par and $1.50 Liquidation value: 5,000,000 shares authorized, none issued or outstanding at September 30, 2002 (unaudited) and December 31, 2001
Common stock, $.01 par value:
90,000,000 shares authorized, 22,506,193 (unaudited) shares issued and outstanding at September 30, 2002 and 35,000,000 shares authorized, 22,506,193 shares issued and outstanding at December 31, 2001	225,062	217,773
Treasury stock, at cost: 583,333 shares held at September 30, 2002 (unaudited) and December 31, 2001	(7,666,746)	(7,666,746)
Additional paid-in capital	210,249,327	205,013,706
Deferred stock compensation	(61,846)	(73,369)
Accumulated deficit	(211,813,704)	(174,296,466)

Total stockholders’ equity	(9,067,907)	23,194,898

Total liabilities and stockholders’ equity	$8,994,398	$46,218,450

The accompanying notes are an integral part of the consolidated financial statements.

ENTREMED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Grant	$—	$89,299	$34,830	$276,925
Collaborative R&D	319,058	—	551,508	—
Licensing	23,874	—	71,622	—
Royalty	—	1,689	1,793	1,441,511
Other	2,637	—	54,916	14,027

Total revenues	345,569	90,988	714,669	1,732,463

Expenses:
Research and development	8,870,922	12,731,159	27,041,496	33,323,287
General and administrative	3,170,141	3,898,658	11,199,493	11,057,642

	12,041,063	16,629,817	38,240,989	44,380,929
Gain on sale of royalty interest	—	22,410,182	—	22,410,182
Interest expense	(97,760)	(89,297)	(296,254)	(233,027)
Investment income	41,624	383,206	305,336	1,165,355

Net income (loss)	$(11,751,630)	$6,165,262	$(37,517,238)	$(19,305,956)

Net income (loss) per share (basic)	$(0.54)	$0.34	$(1.72)	$(1.08)

Weighted average number of shares outstanding (basic)	21,922,860	18,272,370	21,874,803	17,893,661

Net income (loss) per share (diluted)	$(0.54)	$0.33	$(1.72)	$(1.08)

Weighted average number of shares outstanding (diluted)	21,922,860	18,822,750	21,874,803	17,893,661

The accompanying notes are an integral part of the consolidated financial statements.

ENTREMED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2002	2001

Cash flows from operating activities
Net loss	$(37,517,238)	$(19,305,956)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,125,048	1,016,046
Recognition of non-cash stock compensation	44,336	44,820
Non-cash interest expense	243,411	—
Loss on common stock repurchase liability	1,995,007	—
Gain on sale of royalty interest	—	(22,410,182)
Minority interest	(215)	(256)
Changes in assets and liabilities:
Accounts receivable	(157,684)	1,407,367
Interest receivable	50,946	(85,074)
Prepaid expenses and other	28,397	(2,747,764)
Accounts payable	(7,519,184)	5,659,383
Accrued liabilities	(1,020,110)	890,807
Other long term liabilities	80,000	—
Deferred revenue	405,858	—

Net cash used in operating activities	(42,241,428)	(35,530,809)

Cash flows from investing activities
Proceeds from sale of royalty interest, net	—	22,410,182
Purchases of furniture and equipment	(415,510)	(802,765)

Net cash (used in) provided by investing activities	(415,510)	21,607,417

Cash flows from financing activities
Proceeds from option and warrant exercises and the sale of common stock	4,878,777	26,149,858
Proceeds from the sale of warrants	322,520	—
Proceeds from issuance of convertible debt	1,678,738	2,097,938
Payment of note payable	(815,952)	(738,412)

Net cash provided by financing activities	6,064,083	27,509,384

Net increase (decrease) in cash and cash equivalents	(36,592,855)	13,585,992
Cash and cash equivalents at beginning of period	41,386,300	24,503,886

Cash and cash equivalents at end of period	$4,793,445	$38,089,878

Cash paid for interest	$52,844	$126,280

The accompanying notes are an integral part of the unconsolidated financial statements.

ENTREMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 (unaudited)

1. BASIS OF PRESENTATION

     Our accompanying unaudited consolidated financial information includes the accounts of 85% owned subsidiary, Cytokine Sciences, Inc. and 96% owned subsidiary MaxCyte, Inc. MaxCyte was formed in July 1998 as a wholly owned subsidiary and on April 1, 2000 was capitalized with $40,000 in cash including $1,000 from a MaxCyte officer. In addition, EntreMed, Inc. (the “Company”) agreed to contribute certain technology and provide additional funding in exchange for preferred stock. The Company provides facility and administrative services for which MaxCyte is obligated to repay us. All intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to our audited consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2001.

2. CONTINGENCIES

     The law suit between Donald J. Davidson and Abbott Laboratories and Yihai Cao, Judah Judah Folkman, Michael S. O’Reilly, The Children’s Medical Center Corporation and EntreMed, Inc., U.S. District Court for the District of Massachusetts, Case No. 00-CV-11046-GAO has been settled. The terms of the settlement are confidential, but will not have a material adverse impact on the Company’s financial condition.

3. ALLERGAN LICENSING AGREEMENT

     Under a licensing agreement effective as of January 18, 2002, EntreMed, Inc. (the “Company”) entered into a five-year strategic alliance with Allergan Inc. to develop and commercialize small molecule angiogenic inhibitors for treatment and prevention of diseases and conditions of the eye. Under the terms of a licensing agreement, Allergan will receive exclusive worldwide license to commercialize Panzem. In return, the Company may receive up to $41 million in the form of an equity investment, cash payments, and milestone payments.

     In connection with the licensing agreement, Allergan purchased 728,863 Units from the Company at a purchase price of $6.86 per Unit. Each Unit consists of one share of Common Stock and a warrant to purchase 0.15 shares of Common Stock. The warrants have a term of five years and an exercise price per share equal to $12.15 per share. Allergan will have certain registration rights beginning one year after the closing of the transaction.

4. MANAGEMENT’S PLANS

     To date, we have been engaged primarily in research and development activities. As a result we have experienced and expect to continue to incur operating losses for 2002 and the foreseeable future before we commercialize any products. In addition, under the terms of certain license agreements, we must be diligent in bringing potential products to market and would make future milestone payments of up to $4,110,000. If we fail to comply with the milestones or fail to make any required sponsored research or milestone payment, we could face the termination of the relevant sponsored research or license agreement.

     At September 30, 2002, we had cash and cash equivalents of approximately $4,793,000, as compared to approximately $41,386,000 at December 31, 2001. The decrease in cash and cash equivalents primarily reflects the pay down of approximately $7.5 million of accounts payable (including accrued manufacturing expenses of approximately $13.9 million relating to our fourth quarter 2001 manufacturing campaign) and payment of other accrued liabilities of approximately $1.0 million. Net cash provided from financing activities was approximately $6,064,000 for the nine months ended September 30, 2002. At September 30, 2002, we have negative working capital balance of approximately $9,078,000 reflecting the decrease in our cash and cash equivalents, as well as a current liability of approximately $3,363,000 relating to our stock repurchase obligations to BMS.

     In the absence of additional financing, based on expense reduction measures coupled with the deferral of payments to certain vendors, we believe that our available cash reserves will be sufficient to fund our operations until approximately the end of 2002. Management continues to seek measures to reduce cash used in operating activities through a realignment of programs and workforce reductions and is exploring sources of additional financing.

     In August and September 2002, we announced a realignment of research and development programs to reduce expenses and focus resources on the development of our clinical candidates. In conjunction with this plan, we reduced our headcount by approximately 50% and eliminated funding of research collaborations that do not support our clinical programs. We have recorded charges of approximately $700,000 relating to severance and other termination costs in the third quarter of this year. We also have announced our intention to maintain our clinical programs for Endostatin and Angiostatin although we do not plan to initiate new clinical trials. We believe that these actions, coupled with decreased manufacturing activity, will result in a significant reduction in operating expenses beginning in the fourth quarter.

     We intend to continue to pursue strategic relationships to provide resources for the further development of our future product candidates. There can be no assurance, however, that these discussions will result in relationships or additional funding. In addition, we will continue to seek capital through the public or private sale of securities. If we are successful in raising additional funds through the issuance of equity securities, stockholders likely will experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of our common stock.

     In addition to pursuing sources of additional capital, we intend to take one or more of the following actions:

•	seek to renegotiate the terms of our current liabilities and commitments;

•	delay, reduce the scope of, or eliminate one or more of our product research and development programs;

•	reduce or eliminate our sponsored research programs, which may result in the forfeiture of our rights to future technologies;

•	obtain funds through licenses or arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop or commercialize on our own.

     If we are unsuccessful in our efforts, we will have to cease and/or curtail our operations or seek protection under U.S. bankruptcy laws.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     Since our inception in September 1991, we have devoted substantially all of our efforts and resources to sponsoring and conducting research and development on our own behalf and through collaborations. Through September 30, 2002, all of our revenues have been generated from license fees, research and development funding, royalty payments, the sale of royalty rights, and certain research grants; we have not generated any revenue from direct product sales. We anticipate our primary revenue sources for the next few years to include research grants and collaboration payments under current or future arrangements. The timing and amounts of such revenues, if any, will likely fluctuate and depend upon the achievement of specified research and development milestones, and results of operations for any period may be unrelated to the results of operations for any other period.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

     The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in our financial statements requiring significant estimates and judgments are as follows:

•	Contract and upfront license payments where we have continued involvement through a research or development collaboration are recognized net of royalties ratably over the contract period.

•	Royalties from licenses are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured. The majority of our royalty income is from Celgene on the sale of THALOMID®.

•	Malaria Grant Revenue — The Company receives government grants for the development of potential malaria vaccines. Grants are funded in specific amounts based on funding requests submitted to the grantor. Grant revenues are recognized and realized at the time that research and development activities are performed.

•	Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development costs are expensed as incurred.

RESULTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2001 and September 30, 2002.

     Revenues. Revenues increased approximately 380% in the three month period ending September 30, 2002 to approximately $346,000 from $91,000 in the comparable 2001 period. For the nine month period revenues decreased approximately 59% to $715,000 from $1,732,000. Royalty revenue decreased approximately 99% in the 2002 periods reflecting the absence of royalty income resulting from the sale of our right to receive royalty income from Celgene’s sales of thalidomide (THALOMID®). In accordance with our 1998 collaborative sublicensing agreement for thalidomide with Celgene, we recognized net royalty revenues from Celgene’s sales of thalidomide (THALOMID®) of approximately $1,435,000 for the nine month period ending September 30, 2001. For the nine months ended September 30, 2002 and 2001 grant revenues include funds received from a Small Business Innovative Research, or SBIR, program of the National Institutes of Health of approximately $35,000 and $277,000 in 2002 and 2001, respectively. Included in the three and nine month periods ending September 30, 2002 are revenues of approximately $319,000 and $552,000 respectively resulting from externally funded research collaborations. The majority of these revenues result from performance as a subcontractor under an NIH sponsored Malaria Vaccine program.

     Research and Development Expenses. From inception through September 30, 2002 we have incurred research and development expenses of approximately $203,772,000. Included in this amount are the expenses related to our three lead product candidates, Panzem™, Endostatin and Angiostatin. At September 30, 2002 the accumulated expenses for each of these development projects are $17,443,000, $69,255,000 and $34,134,000 respectively. Project expenses for Panzem™ of $2,779,000, Endostatin of $8,011,000 and Angiostatin of $4,297,000 are reflected in our 2002 R&D expenses for the nine month period ending September 30, 2002 of approximately $27,041,000. Research and Development expenses for the comparable 2001 period were approximately $33,323,000. Research and Development expenses for the three month period ending September 30, 2002 were approximately $8,871,000, a decrease of 30% from the comparable 2001 period. The decreases primarily result from a lower level of bulk manufacturing of clinical trial material. Project costs for Panzem™, Endostatin and Angiostatin were $5,388,000, $12,388,000 and $3,415,000 respectively for the nine month period ending September 30, 2001. In addition to the accumulated expenses attributable to our three lead product candidates, beginning in 1993 we have sponsored several research programs at Children’s Hospital, Boston in an aggregate of $18,050,000 and our subsidiary MaxCyte has incurred approximately $5,405,000 in research and development costs. Reflected in our research and development expenses are sponsored research payments to Children’s Hospital of $1,000,000 in the nine month period ended September 30, 2002 and $1,500,000 for the comparable period in 2001. MaxCyte’s research and development costs for the nine month periods ending September 30, 2002 and September 30, 2001 were $1,581,000 and $1,794,000, respectively. The balance of our accumulated research and development expenses are attributable to discovery research and preclinical development of additional product candidates and costs associated with the management of research and development operations and facilities.

     The amounts of expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. As of September 30, 2002, three of our proprietary product candidates, Panzem™, Endostatin and Angiostatin, were in the Phase II stage of clinical trials. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. In light of our current financial condition, we have decided that we will not initiate any new clinical trials for Endostatin and Angiostatin. However, we intend to maintain the current Phase II trials from our current inventory of these product candidates.

     Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development expenses for the nine months ended September 30, 2002 decreased to approximately $27,041,000 in 2002 from $33,323,000 for the comparable period in 2001. The decrease in overall research and development costs reflects a lower manufacturing level of clinical trial material in 2002. Other cost components of the decrease are associated with the following:

•	Increased personnel—Personnel costs increased to $6,506,000 for the nine month period ended September 30, 2002 from $6,237,000 in 2001. Staffing increased 10% in 2002 from 2001. Additions to research and development have been necessary to support a higher level of product development activities, including, process sciences, manufacturing and increased clinical activities. Included in the increases are salary and related fringe benefits, recruiting and relocation costs. In August and

September 2002, we reduced our headcount by approximately 50% and expect personnel costs to be reduced in future periods.

•	Collaborative Research Agreements— We have made payments to our collaborators of $3,272,000 and $2,470,000 for the nine months ending September 30, 2002 and 2001 respectively. Sponsored research payments to academic collaborators include payments to Children’s Hospital, Boston of $1,000,000 in 2002 and $1,500,000 in 2001.

•	Clinical Trial Costs—Clinical costs decreased to $2,205000 in the nine months ending September 30, 2002 from $2,441,000 in the period ending September 30, 2001. The decrease reflects the completion of some Phase I and the transition into Phase II clinical trials for our three lead product candidates. Costs of such trials include the clinical investigator site fees, monitoring costs and data management costs. Contracted regulatory support costs decreased in 2002 to $688,000 from $900,000 in 2001. In addition, we contribute clinical trial product material under our CRADA with the NCI who is conducting trials collaboratively with us on Panzem.

•	Contract Manufacturing Costs— The costs of manufacturing the material used in clinical trials for our three lead product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill finish services and product release costs. Contract manufacturing costs decreased to $8,094,000 in 2002 from $14,592,000 in 2001. The 2002 decrease resulted primarily from the timing of manufacturing activities. In 2001 we manufactured bulk Endostatin and Angiostatin to buildup a supply of material for our ongoing Phase I and the initiation of Phase II clinical trials. This buildup began in the three month period ended June 30, 2001 and was be completed in the third quarter of 2002. We currently have sufficient bulk material to supply all current and planned Endostatin and Angiostatin clinical trials through 2003. The majority of the cost of bulk manufacturing activities was recorded in 2001 with the liability of approximately $13,900,000 being paid during the first nine months of 2002. Although the majority of the bulk manufacturing costs were recognized in 2001 and we will reflect lower overall manufacturing costs in 2002, we will continue to incur manufacturing costs for Panzem.

     General and administrative expenses decreased to $3,170,000 in the three month period ending September 30, 2002 from $3,899,000 in the comparable 2001 period. For the nine months ended September 30, 2002 general and administrative expenses increased to $11,199,000 from $11,058,000 in 2001. The 2002 period increase reflects additional legal fees associated with the Abbott litigation and a charge of $1,995,000 related to the potential repurchase of our common stock from Bristol-Myers Squibb (“BMS”) and the related guaranteed minimum purchase price. These increases are partially offset by decreased personnel costs resulting from a smaller corporate staff versus the comparable 2001 period and the reversal of accrued compensation charges.

     Interest expense. For the nine month period ending September 30, 2002 interest expense increased 27% to approximately $296,000 from $233,000 in the comparable period in 2001. The 2002 increase reflects the accrual of interest relating to MaxCyte’s issuance of additional convertible promissory notes in 2002.

     Investment income. Investment income decreased by approximately 74% in 2002 to approximately $305,000 from $1,165,000 as a result of continued low investment yields and lower balances in interest bearing cash accounts.

LIQUIDITY AND CAPITAL RESOURCES

     To date, we have been engaged primarily in research and development activities. As a result we have experienced and expect to continue to incur operating losses for 2002 and the foreseeable future before we commercialize any products. In addition, under the terms of certain license agreements, we must be diligent in bringing potential products to market and would make future milestone payments of up to $4,110,000. If we fail to comply with the milestones or fail to make any required sponsored research or milestone payment, we could face the termination of the relevant sponsored research or license agreement.

     At September 30, 2002, we had cash and cash equivalents of approximately $4,793,000, as compared to approximately $41,386,000 at December 31, 2001. The decrease in cash and cash equivalents primarily reflects the pay down of approximately $7.5 million of accounts payable (including accrued manufacturing expenses of approximately $13.9 million relating to our fourth quarter 2001 manufacturing campaign) and payment of other accrued liabilities of approximately $1.0 million. Net cash provided from financing activities was approximately $6,064,000 for the nine months ended September 30, 2002. At September 30, 2002, we have negative working capital balance of approximately $9,078,000 reflecting the decrease in our cash and cash equivalents, as well as a current liability of approximately $3,363,000 relating to our stock repurchase obligations to BMS discussed below.

The table below sets forth our contractual obligations at September 30, 2002.

CONTRACTUAL OBLIGATIONS		PAYMENTS DUE BY PERIOD

	Total	Next twelve	1-3years	4-5years	After 5 years
		months
Current portion of note payable	$190,000	190,000
Convertible debt – Maxcyte*	4,186,000	1,112,000	3,074,000
Common Stock repurchase liability	3,363,000	3.363,000
Operating Leases	6,289,000	1,001,000	1,922,000	1,939,000	1,427,000
Clinical Trial Contracts	1,156,000	1,156,000
Collaborative Research Contracts	100,000	100,000
Contract Manufacturing	2,800,000	2,800,000
Total Contractual Obligations	$18,084,000	9,722,000	4,996,000	1,939,000	1,427,000

     *MaxCyte is a majority owned subsidiary of EntreMed, Inc. and as such these convertible debts are reflected on the consolidated financial statements. Repayment of these convertible debts is the sole responsibility of MaxCyte.

     In addition to the items contained on the above table our balance sheet also reflects accounts payable and other current liabilities of approximately $9,821,000. In the absence of additional financing, based on expense reduction measures coupled with the deferral of payments to certain vendors, we believe that our available cash reserves will be sufficient to fund our operations until approximately the end of 2002. Management continues to seek measures to reduce cash used in operating activities through a realignment of programs and workforce reductions and is exploring sources of additional financing.

     In August and September 2002, we announced a realignment of research and development programs to reduce expenses and focus resources on the development of our clinical candidates. In conjunction with this plan, we reduced our headcount by approximately 50% and eliminated funding of research collaborations that do not support our clinical programs. We have recorded charges of approximately $700,000 relating to severance and other termination costs in the third quarter of this year. We also have announced our intention to maintain our current clinical programs for Endostatin and Angiostatin although we do not plan to initiate new clinical trials. We believe that these actions, coupled with decreased manufacturing activity, will result in a significant reduction in operating expenses beginning in the fourth quarter.

     We intend to continue to pursue strategic relationships to provide resources for the further development of our future product candidates. There can be no assurance, however, that these discussions will result in relationships or additional funding. In addition, we will continue to seek capital through the public or private sale of securities. If we are successful in raising additional funds through the issuance of equity securities, stockholders likely will experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of our common stock.

     In addition to pursuing sources of additional capital, we intend to take one or more of the following actions:

•	seek to renegotiate the terms of our current liabilities and commitments;

•	delay, reduce the scope of, or eliminate one or more of our product research and development programs;

•	reduce or eliminate our sponsored research programs, which may result in the forfeiture of our rights to future technologies;

•	obtain funds through licenses or arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop or commercialize on our own.

     If we are unsuccessful in our efforts, we will have to cease and/or curtail our operations or seek protection under U.S. bankruptcy laws.

     Our cash and working capital balances represent the net proceeds of our private placements of equity securities and our public offerings, payments from BMS which included equity investments, royalties received from Celgene, proceeds from secured borrowing, the sale of royalty rights and various grants.

     On March 15, 2001, our subsidiary MaxCyte received net proceeds of approximately $2,185,000 from the issuance of convertible promissory notes with a maturity date of December 31, 2003. The notes accrue simple interest at 8% per annum, payable upon maturity. The notes, plus the accrued interest, are convertible to common stock at any time at the option of the holder and are subject to a mandatory conversion to Series B Convertible Preferred Stock upon the occurrence of certain specified events. Holders of the promissory notes also received warrants to purchase a total of 10,925 shares of common stock of EntreMed. In February 2002, MaxCyte received additional proceeds of $550,000 and issued additional convertible promissory notes with a maturity date of December 31, 2003. Holders of the promissory notes also received warrants to purchase a total of 2,750 shares of common stock of EntreMed. MaxCyte received proceeds of $1,100,000 in May 2002 and issued convertible promissory notes with a maturity date of July 23, 2003. Holders of the May 2002 promissory notes also received warrants to purchase additional shares of MaxCyte common stock. MaxCyte is a majority owned subsidiary of EntreMed, Inc. and as such these convertible debts are reflected on the consolidated financial statements. Repayment of these convertible debts is the sole responsibility of MaxCyte.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned our cash and cash equivalents. Due to the short term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of September 30, 2002.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company’s Chairman, President and Chief Operating Officer, and Chief Accounting Officer (its principal executive officers and principal financial officer), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on that evaluation, the Chairman, President and Chief Operating Officer, and Chief Accounting Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation

ITEM 5. OTHER INFORMATION

     On October 31, 2002 we were notified by the Nasdaq Listing Qualifications Department that our common stock is subject to delisting from the Nasdaq National Market because it is not in compliance with Marketplace Rule 4450(b)(1)(A), which requires that EntreMed’s common stock have a market value of listed securities of $50 million. We have appealed the staff’s determination and a hearing before a Nasdaq Listing Qualifications Panel has been scheduled for December 12, 2002. Under Nasdaq Marketplace Rules, the hearing request will automatically stay the delisting pending the Panel’s review and determination. Until the Panel’s ultimate determination, our common stock will continue to be traded on the Nasdaq National Market. There can be no assurance that the Nasdaq Panel will grant our request for continued listing on the National Market. If we are unable to comply with all Nasdaq National Market listing criteria, we intend to apply to transfer our common stock to the Nasdaq SmallCap Market where shares of our common stock would continue to be traded under their existing ticker symbol, ENMD.

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

ENTREMED, INC. (Registrant)

Date: November 14, 2002	/s/ John W. Holaday

John W. Holaday, Ph.D. Chairman and Chief Scientific Officer

Date: November 14, 2002	/s/ Neil J. Campbell

Neil J. Campbell President and Chief Operating Officer

Date: November 14, 2002	/s/ Dane R. Saglio

Dane R. Saglio Chief Accounting Officer

Certifications

I, John W. Holaday, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of EntreMed, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ John W. Holaday, Ph.D. John W. Holaday, Ph.D. Chairman

I, Neil Campbell, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of EntreMed, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Neil J. Campbell Neil J. Campbell Chief Operating Officer and President

I, Dane R. Saglio, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of EntreMed, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Dane R. Saglio Dane R. Saglio Principal Financial and Accounting Officer