Form 10-K
period 2002-12-31
ENTREMED INC
filed 2003-03-31
CIK 895051

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C., 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934 For the
fiscal year ended December 31, 2002

Commission file number 0-20713

ENTREMED, INC.
______________
(Exact name of registrant as specified in its charter)

Delaware	58-1959440

(State of Incorporation)	(I.R.S. Employer Identification No.)

9640 Medical Center Drive, Rockville, MD	20850

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (240) 864 - 2600

Securities registered pursuant to Section 12 (g) of the Act:

Title
______________
Common Stock, Par Value $.01 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K [x]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ] Yes [ ] No

As of June 30, 2002, the aggregate market value of the shares of common stock held by non-affiliates was approximately $ 64,896,000.

As of March 19, 2003, 24,418,566 shares of the Company’s common stock was outstanding.

Documents incorporated by reference

See Part III hereof with respect to incorporation by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and the Exhibit Index hereto.

ENTREMED, INC.
FORM 10-K — FISCAL YEAR ENDED DECEMBER 31, 2002

Contents and Cross Reference Sheet

Form 10-K	Form 10-K		Form 10-K
Part No.	Item No.	Description	Page No.

I	1	Business	3
	2	Properties	19
	3	Legal Proceedings	19
	4	Submission of Matters to a Vote of Security Holders	19
II	5	Market for Registrant's Common Equity and
		Related Stockholder Matters	19
	6	Selected Financial Data	20
	7	Management's Discussion and Analysis of
		Financial Condition and Results of Operation	21
	7 (a)	Quantitative and Qualitative Disclosures
		About Market Risk	27
	8	Financial Statements and Supplementary Data	27
	9	Changes in and Disagreements with Accountants
		on Accounting and Financial Disclosure	27
III	10 - 13	Incorporated by reference from the Company's Proxy
		Statement	27
IV	14	Exhibits, Financial Statement Schedules and Reports
		on Form 8-K	28
Signatures			32
Audited Consolidated Financial Statements			F-0

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

PART I

ITEM 1. BUSINESS

OVERVIEW

     EntreMed, Inc. is a clinical-stage biopharmaceutical company developing drug candidates that target cellular pathways associated with abnormal blood vessel growth (angiogenesis), inflammation and programmed cell death (apoptosis). These targets are associated with over 80 diseases such as cancer, blindness and atherosclerosis. The Company’s clinical drug candidates, led by the small molecule Panzem®, have shown a strong safety profile with neither toxicity nor clinically significant side effects reported to date. Further, doctors have reported tumor regression and disease stabilization in some clinical oncology patients that have received EntreMed drug candidates. The Company also has a rich pipeline of compounds, consisting primarily of small molecules, peptides and small molecules that mimic peptides in preclinical development. These compounds target processes that occur in a wide variety of diseases by inducing apoptosis, as well as inhibiting inflammatory and angiogenic (blood vessel growth) pathways.

     We believe that Panzem®, Endostatin, Angiostatin and our other compounds, particularly our small molecules, may prove effective in treating certain cancers and a broad range of other diseases. To date, however, we have not conducted clinical trials in diseases outside of cancer. We believe that our product candidates may have significant advantages over traditional cancer therapies, including a reduced likelihood of resistance, fewer side effects and the ability to be self-administered and administered in conjunction with other therapies.

SCIENTIFIC BACKGROUND

     Typically, angiogenesis involves the growth of tiny blood vessels, called capillaries, which extend from an existing blood vessel into the body’s tissues to provide nutrients and remove waste products. In humans, angiogenesis is essential during the first three months of embryonic development and during adulthood as a normal physiological process in menstrual cycling, fetal development and wound healing.

     Angiogenesis also occurs during disease states, as in the case of cancer (where the growth of new blood vessels is necessary to sustain tumor growth), certain types of blindness (where the newly formed blood vessels block vision) and psoriasis (where there is excessive blood vessel growth on the skin). We believe that angiogenesis inhibitors may have significant advantages over traditional therapies for these indications. Further, we believe that our compounds target or turns off the angiogenesis process at the most effective point – blood vessel (endothelial) cell proliferation and migration that is only associated with angiogenesis involved in these types of diseases. We also believe that compounds targeting mechanisms prior to this signature event may not be specific enough to be effective and have shown early signs of toxicity, side effects or drug resistance. We believe that compounds targeting the steps that follow endothelial cell proliferation and migration occur too late in the process and may not be effective. We also believe that endothelial cell proliferation and migration are the key step in the process of angiogenesis and will prove to be the most effective and safest approach to target, with the least negative effect on the body’s natural processes, and with reduced likelihood of drug resistance.

     In addition to angiogenesis, we are also researching other pathways, including those that induce apoptosis and inhibit inflammation with angiogenesis. We plan to continue to investigate these pathways in a wide number of disease areas.

PIPELINE

     Small molecules are the focus of our drug pipeline. We believe this class of compounds provides us a range of potential therapeutic applications in which the compounds can be delivered systemically or locally using various drug delivery and drug formulation technologies.

PORTFOLIO OF DRUG CANDIDATES

CLINICAL DRUG CANDIDATES

     Our clinical drug candidates – Panzem®, Endostatin and Angiostatin – are in four ongoing Phase II trials, with over 350 patients having enrolled in a total of 17 Phase I and II trials in the United States and Europe, including four trials sponsored by the National Cancer Institute. This does not include a clinical trial with ENMD 0995 being conducted at the Mayo Clinic for patients with multiple myeloma. As part of our December 2002 transaction with Celgene Corporation, we are transitioning data generating from the ENMD 0995 trial to Celgene (see Business Development). We do not intend to initiate new Endostatin and Angiostatin trials (see Corporate Focus & Strategy). We are testing all three drug candidates in cancer patients (a) as single agents and (b) in combination with chemotherapeutics or radiation therapy. The drug candidates have collectively demonstrated compelling safety profiles with signs of antitumor activity.

PRODUCT
CANDIDATE	CLINICAL SITE LOCATION	INDICATION	PHASE	STATUS

Panzem®	Mayo Clinic, Rochester, MN Dana-Farber Cancer Institute, Boston, MA	Multiple Myeloma	II	Enrolling
Panzem®*	National Cancer Institute, Bethesda, MD	Advanced solid tumors	I	Enrolling
Panzem®*	Mayo Clinic, Rochester, MN	Advanced solid tumors	I	Enrolling
Panzem® w/ Taxotere	Indiana Univ. Cancer Center, Indianapolis, IN	Metastatic breast cancer	I	Ongoing, enrollment closed
Panzem®	Univ. of Wisconsin, Madison, WI Indiana Univ. Cancer Center, Indianapolis, IN	Prostate Cancer	II	Complete
Panzem®	Indiana Univ. Cancer Center, Indianapolis, IN	Metastatic breast cancer	I	Complete
Endostatin	Dana-Farber Cancer Institute, Boston, MA Univ. of California, San Francisco, CA	Neuroendocrine tumors	II	Enrolling
Endostatin w/interferon alfa 2b	Univ. of Pittsburgh, Pittsburgh, PA	Stage IV metastatic melanoma	II	Enrolling
Endostatin	Free University, Amsterdam, Netherlands	Solid tumors	I	Ongoing, enrollment closed
Endostatin	MD Anderson Cancer Center, Houston, TX	Solid tumors -emphasis on sarcoma and melanoma	I/II	Complete
Endostatin	Dana-Farber Cancer Institute, Boston, MA	Solid tumors	I	Complete

PRODUCT
CANDIDATE	CLINICAL SITE LOCATION	INDICATION	PHASE	STATUS

Endostatin*	MD Anderson Cancer Center, Houston, TX	Solid tumors/No CNS	I	Complete
Endostatin*	Univ. of Wisconsin, Madison, WI	Solid tumors/No CNS	I	Complete
Angiostatin w/pacitaxel & carboplatin	Indiana Univ. Cancer Center, Indianapolis, IN	Non-small cell lung cancer	II	Enrolling
Angiostatin	Univ. Medical Center, Utrecht, Netherlands	Solid tumors	I	Ongoing, enrollment closed
Angiostatin	Thomas Jefferson Univ., Philadelphia, PA,	Solid tumors/No central nervous system tumors (CNS)	I	Complete
Angiostatin w/ radiation therapy	Thomas Jefferson Univ., Philadelphia, PA,	Solid tumors/No CNS,	I	Complete

*NCI-sponsored trial. EntreMed provides only the drug candidate for this trial.

     Panzem®. A naturally occurring estrogen metabolite, Panzem® (2-Methoxyestradiol, 2ME2) is a small molecule that attacks cancer in two ways. Like EntreMed’s other drug candidates, Panzem® inhibits endothelial cell growth as an anti-angiogenesis drug. In addition, Panzem® also directly kills tumor cells. Panzem® has shown no cross resistance with cell lines resistant to various chemotherapy agents, and no evidence of behaving like the hormone estrogen, even though the compound is an estrogen by-product. EntreMed scientists have described Panzem®’s mechanism of action as specifically causing programmed cell death (apoptosis). In preclinical studies, Panzem has demonstrated effects in blindness, osteoporosis and other diseases.

     Panzem® has been administered in capsule form to more than 140 patients to date and has exhibited a strong safety profile. Clinicians have reported patients with signs of clinical benefit, including tumor regression and stable disease. The Company is currently working to reformulate Panzem® to increase its bioavailablity, or rate of absorption, in the patient’s blood stream. A brief history of Panzem® follows:

1994:	While working in Dr. Judah Folkman’s laboratory at Children’s Hospital, Boston, Dr. Robert D’Amato recognizes the antiangiogenesis properties of Panzem®

1996:	EntreMed licenses Panzem® and initiates an aggressive preclinical development

2000:	EntreMed files IND with the FDA and begins Phase I studies in metastatic breast cancer patients as a single agent and in combination with Taxotere®

2000:	EntreMed commences Phase II studies in patients with hormone refractory prostate cancer

2001:	EntreMed commences Phase II studies in patients with multiple myeloma

2001:	National Cancer Institute/EntreMed commence Phase I studies in advanced solid tumor patients

2002:	EntreMed establishes a strategic alliance with Allergan for the development of Panzem® for the treatment of age-related macular degeneration

     Endostatin. Endostatin is a recombinant protein version of a naturally occurring fragment of collagen XVIII that blocks endothelial cell migration and inhibits the growth and development of primary tumors and metastases in mice. EntreMed scientists have shown that Endostatin’s mechanism of action involves binding to tropomyosin, a molecule involved in endothelial cell movement. Endostatin has been administered to over 170 patients by three routes of administration – intravenous delivery, continuous infusion (pump) and subcutaneous injection (self-injected shot). All routes have shown a strong safety profile, with some patients receiving Endostatin for over 22 months with no dose-limiting toxicity. Clinicians have reported stable disease and tumor regression in some patients. A brief Endostatin timeline is summarized below:

1996:	Discovered by Dr. Michael O’Reilly at Children’s Hospital

1996:	EntreMed licenses Endostatin

1997:	First publication of Endostatin in Cell, a scientific journal

1999:	EntreMed produces first clinical grade Endostatin using recombinant protein technology

1999:	EntreMed files IND and commences Phase I clinical trials in patients with solid tumors

1999:	National Cancer Institute/EntreMed commence Phase I studies in patients with solid tumors

2001:	EntreMed commences Phase II clinical trials in patients with neuroendocrine tumors

2002:	EntreMed commences Phase II clinical trial in combination with interferon alfa 2b in patients with Stage IV metastatic melanoma

     Angiostatin. Angiostatin is a naturally occurring fragment of plasminogen that binds to Angiomotin (a novel protein that regulates endothelial cell motility). Angiostatin has been administered to over 80 patients as a single agent and in combination studies with radiation therapy or chemotherapeutic drugs (paciltaxel and carboplatin). Angiostatin has shown a strong safety profile with no dose-limiting toxicity and no side effects. Clinicians have reported some patients with stable disease. A brief overview of Angiostatin’s development is below:

1994:	Reported by Drs. Judah Folkman and Michael O’Reilly of Children’s Hospital, Boston

1994:	Licensed by EntreMed

1995:	EntreMed produces the first recombinant Angiostatin protein using Pichia pastoris

1999:	EntreMed develops first commercial scale production of Angiostatin

2000:	EntreMed files IND and commences Phase I trials in patients with solid tumors

2002:	EntreMed commences Phase II trials in combination with standard chemotherapy (pacitaxel and carboplatin) in patients with non-small cell lung cancer

DISCOVERY & PRECLINICAL PROGRAM

     We are concentrating our scientific expertise and research and development funding on the continued development of small molecule compounds. We are identifying new small molecules that are currently under evaluation as potential product candidates, including:

     Panzem (2ME2) Analogs. Based on our in-depth understanding of Panzem,® also known as 2-Methosyestradiol or 2ME2, we are developing analogs or a “second generation” of Panzem®-related compounds. These analog compounds may offer a more targeted therapeutic effect in certain diseases than the parent compound Panzem®.

     Proteinase Activated Receptor-2 (PAR2) Inhibitors. PAR2 is a cell surface receptor that activates inflammatory processes, including those involved in arthritis, asthma and cancer. We are developing inhibitors of this receptor that may be useful in treating these and other inflammatory diseases.

     Tissue Factor Pathway Inhibitor (TFPI). TFPI is a natural inhibitor of blood clotting that has also shown antitumor activity in animals. We have identified a mechanism underlying these effects and we are identifying additional compounds with similar activity.

CORPORATE FOCUS & STRATEGY

     During the summer of 2002, we chose to shift our financial and scientific focus to our small molecule programs, led by our clinical drug candidate Panzem® (2ME2). Historically, we were known for our development of our protein drug candidates Endostatin and Angiostatin. However, we believe our small molecules programs, including Panzem® and its 2ME2 analogs, are potentially our most valuable assets because they offer the broadest potential for success for the following reasons:

     Preclinical and clinical progress to date. Our small molecule compounds have produced encouraging data and potential versatility that warrant their being moved into the next stages of development.

     Intellectual Property Position. Many of the small molecules have been discovered and developed in-house by EntreMed scientists, and are the property of EntreMed. Therefore, we lessen our obligations to pay milestone, royalty or licensing fees. We will continue to support our in-house discovery and development efforts.

     Versatility. Our small molecules are also our most versatile compounds, in terms of possible therapeutic applications. While we continue our efforts in oncology, we are also researching applications in cardiovascular disease, bone disease, women’s health, dermatology, inflammation and ophthalmology.

     Economical Feasibility. Our small molecules are more economically feasible when we compared the costs and potential therapeutic benefits associated with our small molecule and our protein programs. Small molecules are more predictable in development and scale-up. This translates into lower development, manufacturing, and other associated costs. Additionally, our small molecules may have the greatest economic return because they offer a number of potential therapeutic applications.

     With our focus now on small molecules, we have funded the continued research and development of Panzem®, its analogs, and our other small molecule programs. We are also supporting business activities related to their development. We believe that we have the in-house expertise necessary to put our scientific strategies into action. The scientists in our small molecule programs were retained during our recent staff reductions and are key to the successful commercialization of these compounds.

     Having made the decision to be a small molecule company, we then focused our efforts to minimize ongoing protein-related costs, while preserving each program’s value for potential business opportunities. We ended virtually all collaborative research projects with academic institutions and significantly reduced protein program staff. While we continue our current Endostatin and Angiostatin clinical trials, we will not initiate new trials using our protein drug candidates. We are continuing our co-development and licensing efforts for our protein programs.

BUSINESS DEVELOPMENT

     As we have prioritized our small molecule program, we have refocused our business plan to ensure that our business and scientific efforts are properly directed towards commercialization of what we consider our best drug candidates. Our business plan creates new opportunities to maximize our scientific talent and expertise. For instance, while researching and developing Panzem®, EntreMed scientists acquired an in-depth understanding of the compound’s characteristics. This has led to the in-house development of proprietary 2ME2 analogs – compounds that may offer more targeted therapeutic effects than their parent compound, Panzem®, in certain diseases. We are also leveraging our in-house scientific expertise to understand disease pathways in addition to abnormal blood vessel growth. We have developed proprietary small molecule compounds that target processes that occur in a wide variety of diseases by inducing apoptosis, as well as inhibiting inflammatory and angiogenesis pathways. We plan to continue to investigate these new therapeutic pathways and their commercial applications in various diseases.

     We are realigning our on-going discussions with potential partners now that we are focusing on our small molecule programs. This new focus has broadened our partnership priorities for oncology and non-oncology applications. We continue our co-development and licensing efforts for our protein programs, including our two clinical candidates, Endostatin and Angiostatin. We are also working to monetize scientific assets that are not essential to our core business. We are actively working to find the appropriate partners that may be interested in licensing and developing these compounds. We are also exploring co-development relationships and funded-research opportunities with other biotechnology and pharmaceutical companies. We anticipate that by leveraging our scientific expertise through these types of arrangements, we will have the opportunity to bring additional funds to the Company, while maintaining our core small molecule focus.

     In December 2002, we sold our thalidomide analog programs to Celgene Corporation in a transaction with an aggregate value of approximately $27 million. Under the terms of the agreement, Celgene received all rights to the EntreMed thalidomide analog programs, including ENMD 0995 and ENMD 0997. In addition, we transferred to Celgene other assets and intellectual property with respect to our thalidomide analogs. In return, we received cash payments and equity investments in the form of convertible preferred stock and warrants. We also agreed with Celgene to dismiss recent lawsuits filed regarding patents and patent applications relating to ENMD 0995, the lead Phase I drug candidate in our thalidomide analog programs.

     The December 2002 agreement was our second licensing transaction with Celgene. In 1998, when we were conducting Phase II oncology trials with thalidomide, we licensed thalidomide to Celgene for angiogenesis-related uses only. All thalidomide analogs, including ENMD 0995, were excluded from that 1998 license agreement. Today, the originally licensed thalidomide molecule, now called THALOMID® by Celgene, is approved by the Food and Drug Administration as a treatment for leprosy, but is used widely on an investigational basis for the treatment of multiple myeloma and other cancers. The original thalidomide and the thalidomide analogs licensed under the December 2002 agreement are separate and structurally distinct molecules.

EMPLOYEES

     As of December 31, 2002, we had 58 full-time employees, of which 36 were employed in our research and development department. We may hire additional personnel in addition to utilizing part-time or temporary consultants on an as-needed basis. None of our employees are represented by a labor union and we believe our relations with our employees are satisfactory.

RELATIONSHIPS – CORPORATE AND NON-PROFIT

     Strategic Alliance. In January 2002, we entered into a five-year strategic alliance with Allergan to develop small molecules for ophthalmic uses with local delivery to the eye. The first candidate to be developed is Panzem® for treatment of age-related macular degeneration.

     Contract Manufacturing. The manufacturing efforts for the production of EntreMed’s clinical trial materials are performed by contract manufacturing organizations. Established relationships coupled with supply agreements have secured the necessary resources to ensure adequate supply of clinical materials to support our clinical development program. We believe that our current strategy of outsourcing manufacturing is cost-effective and allows for the flexibility we require.

     Panzem®, the Company’s lead small molecule clinical drug candidate, is currently bulk manufactured by Akzo Nobel. We do not anticipate any challenges in securing contract manufacturing capacity at Akzo Nobel or another manufacturer to produce Panzem®. Commonly, small molecule-based contract manufacturing facilities are more readily available than biological facilities because these compounds are more predictable in development and scale-up and, therefore, less costly in terms of time and money to produce.

     As a result of our focusing on the small molecule programs, we did not anticipate manufacturing additional protein-based materials. We are maintaining our relationship with our past protein contract manufacturer, Chiron Corporation, although we do not intend to utilize their manufacturing capacity in the future.

     Sponsored Research Agreements. As part of our transition to a small-molecule focus and to maximize resources to support our internal R&D efforts, we did not renew or we terminated our sponsored research agreements. We do, however, maintain rights — for a specific period of time following funding expiration — to all discoveries and data from research supported by our funds. Of note, we did not renew our collaborative research agreements with three scientists, Drs. Folkman, D’Amato and Moulton, at Children’s Hospital and we terminated our agreement with Harvard Medical School to fund Dr. Bjorn Olsen.

     Collaborative Research and Development Agreements (CRADAs). We have two CRADAs with the National Cancer Institute:

•	“Preclinical and Clinical Development of Endostatin” (Expires August 2003)

•	“Preclinical and Clinical Development of 2ME2 (Panzem®)” (Expires April 2003). We have one CRADA with the National Eye Institute (NEI), as listed below. Furthermore, NEI has demonstrated that ocular implants of Panzem® may inhibit neovascularization in preclinical models of age-related macular degeneration.

•	“2ME2 (Panzem®) Implant Development and Efficacy Assessment in Animals” (Expires June 2003)

     Clinical Trial Centers. As of December 31, 2002, we are conducting clinical trials at the following institutions:

•	Dana-Farber Cancer Institute

•	Free University, Amsterdam, The Netherlands

•	Indiana University Cancer Center

•	Mayo Clinic

•	MD Anderson Cancer Center

•	University Medical Center, Utrecht, The Netherlands

•	University of California, San Francisco

•	University of Pittsburgh Cancer Institute

PATENTS, LICENSES AND PROPRIETARY RIGHTS

     Our success will depend in part on our ability to obtain patent protection for our products, both in the United States and abroad. The patent position of biotechnology and pharmaceutical companies, in general, is highly uncertain and involves complex legal and factual questions.

     As of December 31, 2002, we own or have licensed on an exclusive basis a total of 81 patent applications and issued patents in the United States for our product candidates of which we own 36 and we license on an exclusive basis 45. We have a total of 157 patent applications pending in the United States and other countries.

     We have exclusively licensed from Children’s Hospital, Boston, 14 pending United States patent applications and five issued patents covering Endostatin, fragments of Endostatin, nucleic acid coding for Endostatin, the use of Endostatin as a therapeutic agent, and the use of Endostatin as a diagnostic agent. The patent applications also cover the combination of Endostatin and other chemotherapeutic agents, such as Angiostatin, as a therapeutic composition. We have a United States patent application directed to the production of Endostatin.

     We have licensed exclusively from Children’s Hospital, Boston, four pending United States patent applications and nine issued patents covering Angiostatin, nucleic acid coding for Angiostatin, the use of Angiostatin as a therapeutic agent and the use of Angiostatin as a diagnostic agent. We also have two United States patent applications directed to peptides and proteins that bind specifically to Angiostatin. We have a United States patent application directed to the production of Angiostatin.

     In addition, we have exclusively licensed technology from Children’s Hospital, Boston, which covers the use of steroid-derived small molecular weight compounds such as Panzem® that are antimitotic and antiangiogenic agents. A patent application has been filed covering purified Panzem® as a composition of matter. There are ten pending United States patent applications and six issued United States patents covering this technology. Patent applications also cover estrogen-related compounds with anti-fungal activity and the treatment of localized atherosclerosis.

     The terms of the licenses for Panzem®, angiostatin, endostatin and thalidomide extend until the underlying patents expire.

     Patent applications corresponding to the above-described United States patent applications have been filed in Europe, Japan, Canada, Australia, and other selected countries.

     We have registered the trademarks ENTREMED, PANZEM, ANGIOSTATIN and THE ANGIOGENESIS COMPANY in the U.S. Patent and Trademark Office and have applied for registration of the mark in selected foreign countries. We have filed for registration of the marks PANZEM, VAREXIS, MERISIS, APOMIDE, VASCULOSTATIN, ENTREVEST and PHOSAIC in the U.S. Patent and Trademark Office.

GOVERNMENT REGULATION

     Our development, manufacture, and potential sale of therapeutics are subject to extensive regulation by United States and foreign governmental authorities.

     The Food and Drug Administration (FDA) will regulate our product candidates currently being developed as drugs or biologics. New drugs are subject to regulation under the Federal Food, Drug, and Cosmetic Act, and biological products, in addition to being subject to certain provisions of that Act, are regulated under the Public Health Service Act. We believe that drug products developed by us or our collaborators will be regulated either as biological products or as new drugs. Both statutes and the regulations promulgated thereunder govern, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and other promotional practices involving biologics or new drugs, as the case may be. FDA approval or other clearances must be obtained before clinical testing, and before manufacturing and marketing of biologics or drugs.

     Obtaining FDA approval has historically been a costly and time-consuming process. Generally, in order to gain FDA premarket approval, a developer first must conduct preclinical studies in the laboratory and in animal model systems to gain preliminary information on an agent’s effectiveness and to identify any safety problems. The results of these studies are submitted as a part of an investigational new drug (IND) application for a drug or biologic, which the FDA must review before human clinical trials of an investigational drug can begin. The IND includes a detailed description of the clinical investigations to be undertaken.

     In order to commercialize any products, we or our collaborators must sponsor and file an IND and be responsible for initiating and overseeing the clinical studies to demonstrate the safety and effectiveness that are necessary to obtain FDA approval of any such products. For INDs sponsored by us or our collaborators, we or our collaborators will be required to select qualified investigators (usually physicians within medical institutions) to supervise the administration of the products, and ensure that the investigations are conducted and monitored in accordance with FDA regulations, including the general investigational plan and protocols contained in the IND.

     Clinical trials of drugs or biologics are normally done in three phases, although the phases may overlap. Phase I trials are concerned primarily with the safety and preliminary effectiveness of the drug, involve a small group ranging from 15 - 40 subjects, and may take from six months to over one year to complete. Phase II trials normally involve 30 - 200 patients and are designed primarily to demonstrate effectiveness in treating or diagnosing the disease or condition for which the drug is intended, although short-term side effects and risks in people whose health is impaired may also be examined. Phase III trials are expanded clinical trials with larger numbers of patients which are intended to evaluate the overall benefit-risk relationship of the drug and to gather additional information for proper dosage and labeling of the drug. Phase III clinical trials generally take two to five years to complete, but may take longer. The FDA receives reports on the progress of each phase of clinical testing, and it may require the modification, suspension, or termination of clinical trials, if it concludes that an unwarranted risk is presented to patients, or, in Phase II and III, if it concludes that the study protocols are deficient in design to meet their stated objectives.

     If clinical trials of a new product are completed successfully, the sponsor of the product may seek FDA marketing approval. If the product is regulated as a biologic, the FDA will require the submission and approval of a Biologics License Application (BLA) before commercial marketing of the biologic. If the product is classified as a new drug, an applicant must file a New Drug Application (NDA) with the FDA and receive approval before commercial marketing of the drug. The BLA or NDA must include detailed information about the product and its manufacture and the results of product development, preclinical studies and clinical trials.

     The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. Although it is the policy of the FDA to complete the review of the initial submission of BLAs and NDAs within ten months, the entire FDA review process may take up to two years to receive approval. If questions arise during the FDA review process, approval can take more than five years. Notwithstanding the submission of relevant data, the FDA may ultimately decide that the BLA or NDA does not satisfy its regulatory criteria for approval or there is inadequate demonstration of compliance with Good Manufacturing Practices (GMP) and on either basis deny the approval. Further, the FDA may require additional clinical studies before making a decision on approval. In addition, the FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and effectiveness. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual regulatory requirements and review relating to GMP, adverse event reporting, promotion and advertising, and other matters. Discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, as well as possible civil or criminal sanctions.

     As of December 31, 2002, the FDA is evaluating an extensive plan to reorganize which FDA centers review what types or classes of drug candidates. Although reorganization is anticipated, it has not been finalized. We do not anticipate a change in center review responsibility for our drug candidates. Based on the current FDA organizational structure, Panzem®, its 2ME2 analogs, and other compounds in our small molecules programs are expected to be regulated as new chemical entities by the FDA’s Center for Drug Evaluation and Research. Generally, as new chemical entities are discovered, formal IND-directed toxicology studies will be required prior to human testing. The remainder of the developmental and regulatory requirements will be similar to that of any new drug.

     Angiostatin and Endostatin, each a naturally occurring substance, are considered biologics and are expected to be regulated by the FDA’s Center for Biologics Evaluation and Research. As genetically engineered and endogenous proteins, Angiostatin and Endostatin will face unique and specific regulation hurdles, such as those related to the manufacture of the products and the behavior of the products in the body. The regulatory requirements for recombinant proteins have been developed for other endogenous molecules and Angiostatin and Endostatin are expected to follow these established guidelines. As with Panzem® and our other small molecule compounds, the remainder of the developmental and regulatory requirements for Angiostatin and Endostatin will be similar to that of any new drug.

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

     Our competition will be determined in part by the potential indications for which our product candidates may be developed and ultimately approved by regulatory authorities. We may rely on third parties to commercialize our products, and accordingly, the success of these products will depend in significant part on these third parties’ efforts and ability to compete in these markets. The success of any collaboration will depend in part upon our collaborative partners’ own competitive, marketing and strategic considerations, including the relative advantages of alternative products being developed and marketed by our collaborative partners and our competitors.

     Many other companies and research institutions are investigating the role of angiogenesis generally and specifically as it may be useful in developing therapeutics to treat various diseases associated with abnormal blood vessel growth. In studies available to date, these angiogenic inhibitors have shown varying effectiveness in inhibiting blood vessel growth, as well as differing degrees of bioavailability and toxicity. Significant further preclinical and clinical development of these products is needed prior to an assessment of the more significant competitive product candidates in the antiangiogenic disease indications targeted by us.

     Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and may be better equipped to develop, manufacture and market products. In addition, many of these competitors have extensive experience in preclinical testing and human clinical trials and in obtaining regulatory approvals. The existence of competitive products, including products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products that we may develop.

RISK FACTORS

     The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties that we are unaware of or that we currently believe are not material could also materially adversely affect our business, financial condition or result of operations. In any case, the value of the common stock could decline, and you could lose all or part of your investment. You should also refer to the other information contained in this report or incorporated herein by reference, including our consolidated financial statements and the notes to those statements. See also, “Special Note Regarding Forward-Looking Statements.”

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES

     To date, we have been engaged primarily in research and development activities. Although we have received license fees and research and development funding from a former collaborator, limited revenues on royalties from sales of THALOMID®, and certain research grants, we have not derived significant revenues from operations.

     At December 31, 2002, we had an accumulated deficit of approximately $213,318,618. Losses have continued since December 31, 2002. We also will be required to conduct substantial research and development and clinical testing activities for all of our proposed products. We expect that these activities will result in operating losses for the foreseeable future before we commercialize any products, if ever. In addition, to the extent we rely on others to develop and commercialize our products, our ability to achieve profitability will depend upon the success of these other parties. To support our research and development of certain product candidates, we also rely to a significant extent on cooperative agreements from governmental and other organizations as a source of support. If our cooperative agreements were to be reduced to any substantial extent, it may impair our ability to continue our research and development efforts. Even if we do achieve profitability, we may not be able to sustain or increase it.

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

     Testing of drug candidates on animals may occur under different conditions than testing in people. There are many regulatory steps that must be taken before any of these product candidates will be eligible for FDA approval and subsequent sale, including the completion of preclinical (animal) and clinical (human) trials. We do not expect that these product candidates will be commercially available for several years, if ever.

WE MUST SHOW THE SAFETY AND EFFICACY OF OUR PRODUCT CANDIDATES THROUGH CLINICAL TRIALS, THE RESULTS OF WHICH ARE UNCERTAIN

     Before obtaining regulatory approvals for the commercial sale of our products, we must demonstrate, through preclinical studies (animal testing) and clinical trials (human testing), that our proposed products are safe and effective for use in each target indication. We currently have three product candidates undergoing 9 phase I and phase II clinical trials at 11 different sites. Further testing of our product candidates will be required, and failure can occur at any stage of testing. Acceptable results from initial preclinical studies and clinical trials of products under development are not necessarily indicative of results that will be obtained from subsequent or more extensive preclinical studies and clinical testing in humans. Clinical trials may not demonstrate sufficient safety and efficacy to obtain the required regulatory approvals or result in marketable products. The failure to adequately demonstrate the safety and efficacy of a product under development could delay or prevent regulatory approval of the potential product.

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

MARKETING OUR PRODUCTS OUTSIDE OF THE UNITED STATES WILL ENTAIL ADDITIONAL COSTS

     We plan to eventually market our products outside of the United States. This will entail foreign regulatory approvals in countries that may have different requirements from the regulatory process in the United States, subjecting our products to additional clinical trials and approvals, as well as licensing, manufacturing and labeling standards, even though the products may be fully approved for manufacture, marketing and distribution in the United States. In order to satisfy any additional requirements that might be imposed by foreign governments, we may incur additional costs that will inhibit our profitability. If the relevant approvals cannot be obtained or will be too expensive to obtain, we might not be able to distribute our product candidates in foreign markets, despite the expenditure of time, effort and funds in an attempt to do so.

WE ARE UNCERTAIN WHETHER ADDITIONAL FUNDING WILL BE AVAILABLE FOR OUR FUTURE CAPITAL NEEDS AND COMMITMENTS

     We will require substantial funds in addition to our existing working capital to develop our product candidates and otherwise to meet our business objectives. We have never generated enough revenue during any period since our inception to cover our expenses and have spent, and expect to continue to spend, substantial funds to continue our research and development and clinical programs. Any one of the following factors, among others, could cause us to require additional funds or otherwise cause our cash requirements in the future to materially increase:

•	results of research and development activities;

•	progress of our preclinical studies or clinical trials;

•	changes in or terminations of our relationships with strategic partners;

•	changes in the focus, direction, or costs of our research and development programs;

•	competitive and technological advances;

•	establishment of marketing and sales capabilities;

•	the regulatory approval process; or

•	product launch.

WE MAY NEED NEW COLLABORATIVE PARTNERS TO DEVELOP AND COMMERCIALIZE PRODUCTS, AND IF WE ENTER INTO SUCH ARRANGEMENTS WE MAY GIVE UP CONTROL OVER THE DEVELOPMENT AND APPROVAL PROCESS AND DECREASE OUR POTENTIAL REVENUE

     We plan to develop and commercialize our product portfolio with or without corporate alliances and partners. Nonetheless, we intend to explore opportunities for new corporate alliances and partners to help us develop, commercialize and market our products. We expect to grant to our partners certain rights to commercialize any products developed under these agreements, and we may rely on our partners to conduct research and development efforts and clinical trials on, obtain regulatory approvals for, and manufacture and market any products licensed to them. Each individual partner will seek to control the amount and timing of resources devoted to these activities generally. We anticipate obtaining revenues from our strategic partners under such relationships in the form of research and development payments and payments upon achievement of certain milestones. Since we generally expect to obtain a royalty for sales or a percentage of profits of products licensed to third parties, our revenues may be less than if we retained all commercialization rights and marketed products directly. In addition, there is a risk that our corporate partners will pursue alternative technologies or develop competitive products as a means for developing treatments for the diseases targeted by our programs.

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

     We are currently manufacturing products for clinical trials on a contract basis. Panzem®, our lead small molecule clinical drug candidate, is currently bulk manufactured by Akzo Nobel. As a result of our focusing on the small molecule programs, we did not anticipate manufacturing additional protein-based materials. We are maintaining our relationship with our past protein contract manufacturer, Chiron Corporation, although we do not intend to utilize their manufacturing capacity in the future.

     We do not have arrangements in place with alternative suppliers if our current supplier is unable to deliver the product in necessary quantities. Therefore, we depend on all such third-party manufacturers to perform their obligations effectively and on a timely basis. These third parties may not meet their obligations and any such non-performance may delay clinical development or submission of products for regulatory approval, or otherwise impair our competitive position. Any significant problem experienced by one of our suppliers could result in a delay or interruption in the supply of materials to us until such supplier resolves the problem or an alternative source of supply is located. Any delay or interruption would likely lead to a delay or interruption of manufacturing operations, which could negatively affect our operations. Although we have identified alternative suppliers for our product candidates, we have not entered into contractual or other arrangements with them. If we needed to use an alternate supplier for any product, we would experience delays while we negotiated an agreement with them for the manufacture of such product. In addition, we may not be able to negotiate manufacturing terms with a new supplier that are as favorable as the terms we have with our current suppliers.

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

FAILURE OF MANUFACTURING FACILITIES PRODUCING OUR PRODUCT CANDIDATES TO MAINTAIN REGULATORY APPROVAL COULD DELAY OR OTHERWISE HINDER OUR ABILITY TO MARKET OUR PRODUCT CANDIDATES

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

     Should manufacturing agreements be entered into, our collaborators and we will be dependent upon such manufacturers for continued compliance with GMP. Failure by a manufacturer of our products to comply with GMP could result in significant time delays or our inability to obtain marketing approval or, should we have market approval, for such approval to continue. Changes in our manufacturers could require new product testing and facility compliance inspections. In the United States, failure to comply with GMP or other applicable legal requirements can lead to federal seizure of violative products, injunctive actions brought by the federal government, and potential criminal and civil liability on the part of a company and its officers and employees. Because of these and other factors, we may not be able to replace our manufacturing capacity quickly or efficiently, in the event that our current or future manufacturers are unable to manufacture our products at one of more of their facilities.

THE MANUFACTURE OF OUR PRODUCT CANDIDATES, MAY NOT BE COMMERCIALLY FEASIBLE

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

WE DEPEND ON PATENTS AND OTHER PROPRIETARY RIGHTS, SOME OF WHICH ARE UNCERTAIN

     Our success will depend in part on our ability to obtain patents for our products, both in the United States and abroad. The patent position of biotechnology and pharmaceutical companies in general is highly uncertain and involves complex legal and factual questions. Risks that relate to patenting our products include the following:

•	our failure to obtain additional patents;

•	challenge, invalidation, or circumvention of patents already issued to us;

•	failure of the rights granted under our patents to provide sufficient protection;

•	independent development of similar products by third parties; or

•	ability of third parties to design around patents issued to our collaborators or us.

     For several of the products that we are developing, including Panzem™, composition of matter patents are not available because the compounds are in the public domain. In these cases, only patents covering the “use” of the product are available. In general, patents covering a new use for a known compound can be more difficult to enforce against infringers of the use claims in the patent.

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

     We also rely on trade secret protection for our confidential and proprietary information. However, trade secrets are difficult to protect and others may independently develop substantially equivalent proprietary information and techniques and gain access to our trade secrets and disclose our technology. We may not be able to meaningfully protect our rights to unpatented trade secrets. We require our employees, consultants, and advisors to execute a confidentiality agreement when beginning an employment or a consulting relationship with us. The agreements generally provide that all trade secrets and inventions conceived by the individual and all confidential information developed or made known to the individual during the term of the relationship automatically become our exclusive property. Employees and consultants must keep such information confidential and may not disclose such information to third parties except in specified circumstances. However, these agreements may not provide meaningful protection for our proprietary information in the event of unauthorized use or disclosure of such information.

     To the extent that consultants, key employees, or other third parties apply technological information independently developed by them or by others to our proposed projects, disputes may arise as to the proprietary rights to such information. Any such disputes may not be resolved in our favor. Certain of our consultants are employed by or have consulting agreements with other companies and any inventions discovered by them generally will not become our property.

THE EXPIRATION OF OUR RELATIONSHIP WITH CHILDREN’S HOSPITAL, BOSTON, COULD LIMIT OUR ABILITY TO ACQUIRE PRODUCT CANDIDATES AND SUBJECT US TO INCREASED COMPETITION

     As part of our transition to a small-molecule focus and to maximize resources to support our internal R&D efforts, we did not renew or we terminated our sponsored research agreements. We do, however, maintain rights — for a specific period of time following funding expiration — to all discoveries and data from research supported by our funds. Of note, our collaborative research agreements with Children’s Hospital, expired on September 30, 2002. Under that agreement with Children’s Hospital, we provided funding for some of their research projects on blood vessel growth. In return, we obtained licenses to discoveries resulting from that research. Children’s Hospital, originally discovered endostatin , angiostatin, and the small molecule that makes up Panzem. We have received licenses from Children’s Hospital, for each these discoveries.

     Prior to the September 30, 2002, expiration date, researchers at Children’s Hospital, may have used our funds to conduct research that may result in other potential products that may be used to treat cancer in a variety of ways, including by antiangiogenesis. Although we believe that, pursuant to our agreement, we are entitled to license and use a wide variety of products related to antiangiogenesis, Children’s Hospital, may take a different position. Children’s Hospital, has licensed, and may in the future license, products to our existing and potential competitors. Because Children’s Hospital, has, in the past, been an important source of product candidates for us, the expiration of this collaboration may limit our ability to acquire future product candidates and may subject us to increased competition.

OUR POTENTIAL PRODUCTS ARE SUBJECT TO GOVERNMENT REGULATORY REQUIREMENTS AND AN EXTENSIVE APPROVAL PROCESS

     Our research, development, preclinical and clinical trials, manufacturing, and marketing of most of our product candidates are subject to an extensive regulatory approval process by the FDA and other regulatory agencies in the United States and abroad. The process of obtaining FDA and other required regulatory approvals for drug and biologic products, including required preclinical and clinical testing, is time consuming and expensive. Even after spending time and money, we may not receive regulatory approvals for clinical testing or for the manufacturing or marketing of any products. Our collaborators or we may encounter significant delays or costs in the effort to secure necessary approvals or licenses. Even if we obtain regulatory clearance for a product, that product will be subject to continual review. Later discovery of previously unknown defects or failure to comply with the applicable regulatory requirements may result in restrictions on a product’s marketing or withdrawal of the product from the market, as well as possible civil or criminal penalties.

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

     These other companies and academic institutions may be larger and may have significantly greater financial resources, or be supported by large entities with greater financial resources, than are currently available to us. They may also have established marketing and distribution channels. The drug industry is characterized by intense price competition, and we anticipate that we will face this and other forms of competition. Developments by others may render our products or technologies obsolete or noncompetitive, and we may not be able to keep pace with technological developments. Competitors may develop products that use an entirely different approach or means of accomplishing the desired therapeutic effect that our products seek to achieve which may be more effective or less costly, or both. Accordingly, our competitors may succeed in commercializing products more rapidly than we do. If these competitors develop their products more rapidly and complete the regulatory process sooner, we may not be able to successfully compete with them.

     The pharmaceutical and biotechnology industries are rapidly evolving. We may not be able to develop products that are more effective or achieve greater market acceptance than our competitors’ products. Our competitors may succeed in developing products and technologies that are more effective than those being developed by us or that render our products and technologies less competitive or obsolete. While we do not know the potential effectiveness of these products in comparison to our product candidates, it is possible that these products will be more effective than our products, will be easier to manufacture, will come to market before any of our products or will achieve market acceptance over our products.

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

ITEM 3. LEGAL PROCEEDINGS

     On November 19, 2002, the lead Phase I drug candidate in our thalidomide analog programs, ENMD 0995 and its patents became the center of legal actions. Celgene Corporation requested that the D.C. U.S. District Court issue preliminary and permanent injunctions directing James E. Rogan, Under Secretary of Commerce for Intellectual Property and PTO Director, to withdraw specific ENMD 0995 patent applications, as licensed to us, from issuance. We were named as a co-defendant with Under Secretary Rogan in the case. We filed our own lawsuit on November 21, 2002, in the U.S District Court for the Southern District of Maryland, asking that the Court declare three of Celgene’s patents invalid, find that Celgene has violated U.S. antitrust laws, and award us unspecified civil and punitive damages.

     As part of Celgene’s December 31, 2002, purchase of our thalidomide analog programs, Celgene and we agreed to dismiss the aforementioned lawsuits filed regarding patents and patent applications relating to ENMD 0995. The EntreMed v. Celgene case was dismissed by Stipulation on January 2, 2003 and was signed by the judge on January 3, 2003. The Celgene v. Rogan case was dismissed by the Plaintiff on February 25, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock began trading publicly on the Nasdaq National Market under the symbol “ENMD” on June 12, 1996. The following table sets forth the high and low closing price for our common stock by quarter, as reported by the Nasdaq National Market, for the periods indicated:

	HIGH	LOW

2001:
First Quarter	$27.31	$15.17
Second Quarter	21.24	13.45
Third Quarter	15.24	7.00
Fourth Quarter	12.51	8.05
2002:
First Quarter	$8.31	$6.33
Second Quarter	7.99	3.07

	HIGH	LOW

Third Quarter	3.55	1.04
Fourth Quarter	1.97	0.86
2003:
First Quarter (through March 19, 2003)	$1.30	$0.95

     On March 19, 2003, the closing price of our common stock, as reported by the Nasdaq National Market, was $1.00 per share. As of March 19, 2003 there were approximately 850 holders of record of our common stock.

     Since our initial public offering in 1996, we have not paid cash dividends on our common stock. We currently anticipate that any earnings will be retained for the continued development of our business and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

     On December 31, 2002 we issued to Celgene Corporation (i) 3,350,000 shares of our newly-created Series A Convertible Preferred Stock, par value $1.00 per share and (ii) warrants to purchase up to 7,000,000 shares of our common stock, for $16.75 million. The Series A Preferred Stock is convertible into an aggregate of 16,750,000 shares of our common stock at an equivalent price of $1.00 per share. The securities were sold pursuant to Section 4(2) of the Securities Exchange Act of 1934 as a transaction not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data set forth below has been derived from our audited consolidated financial statements. The data should be read in conjunction with the consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and other financial information included elsewhere in this annual report on Form 10-K.

		Year Ended December 31,

STATEMENTS OF OPERATIONS DATA:	2002	2001	2000	1999	1998

Revenues
Collaborative research and development	$835,493	$—	$—	$3,099,166	$4,473,131
License fees	115,496	—	—	403,333	200,000
Grant revenues	131,681	358,427	401,477	339,087	472,667
Royalty revenues	38,790	1,440,070	3,117,282	1,123,111	—
Other	55,030	63,444	153,016	52,853	15,675
Total revenues	1,176,490	1,861,941	3,671,775	5,017,550	5,161,483
Expenses:
Research and development	31,308,427	54,201,179	42,743,798	35,529,435	15,084,993
General and administrative	13,932,133	14,473,012	11,645,651	8,028,922	5,760,215
Interest expense	390,941	344,969	241,451	22,270	—
Investment income	(317,910)	(1,437,966)	(2,164,748)	(1,677,361)	(2,169,955)
Gain on discharge of liabilities	(2,174,765)	—	—	—	—
Gain on sale of asset	(2,940,184)	—	—	—	—
Gain on sale of royalty interest	—	(22,410,182)	—	—	—
Net loss	$(39,022,152)	$(43,309,071)	$(48,794,377)	$(36,885,716)	$(13,513,770)
Net loss per share	$(1.78)	$(2.39)	$(3.04)	$(2.67)	$(1.07)
Weighted average number of shares outstanding	21,892,520	18,093,174	16,057,047	13,801,220	12,681,824
BALANCE SHEET DATA:
Cash and cash equivalents and short-term investments	$24,067,045	$41,386,300	$24,503,886	$26,027,235	$35,171,060
Working capital	7,716,002	21,257,950	15,129,183	19,242,907	29,269,715
Total assets	27,810,212	46,218,450	31,410,412	31,843,625	39,574,003
Deferred revenue, less current portion	286,488	—	—	—	—
Accumulated deficit	(213,318,618)	(174,296,466)	(130,987,395)	(82,193,018)	(45,307,302)
Total stockholders’ equity	10,493,646	23,194,898	19,039,945	21,984,801	33,188,064

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. See “Risk Factors”.

OVERVIEW

     Since our inception in September 1991, we have devoted substantially all of our efforts and resources to sponsoring and conducting research and development on our own behalf and through collaborations. Through December 31, 2002, all of our revenues have been generated from license fees, research and development funding, royalty payments, the sale of royalty rights, and certain research grants; we have not generated any revenue from direct product sales. We anticipate our primary revenue sources for the next few years to include research grants and collaboration payments under current or future arrangements. The timing and amounts of such revenues, if any, will likely fluctuate and depend upon the achievement of specified research and development milestones, and results of operations for any period may be unrelated to the results of operations for any other period.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

     The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in our financial statements requiring significant estimates and judgments are as follows:

•	Royalties from licenses are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured. The majority of our royalty income has been from Celgene on the sale of THALIMID®.

•	Grant Revenue — The Company receives government grants for the development of potential malaria vaccines. Grants are funded in specific amounts based on funding requests submitted to the grantor. Grant revenues are recognized and realized at the time that research and development activities are performed.

•	Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development costs are expensed as incurred.

•	We have stock option plans under which options to purchase shares of our common stock may be granted to employees, consultants and directors at a price no less that the fair market value on the date of grant. We account for our stock-based compensation in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the option and is recognized ratably over the vesting period of the option. But, because our options must be granted at fair market value, we recognize no compensation expense in accordance with APB No. 25. If we were to adopt SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), we would recognize compensation expense based upon the fair value at the grant date for awards under the plans using the fair value method. We account for equity instruments issued to nonemployees in accordance with SFAS No. 123 and EITF 96-18, Accounting for Equity Instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services.

RESULTS OF OPERATIONS

Years Ended December 31, 2002, 2001 and 2000.

     Revenues. Revenues decreased 37% in 2002 to $1,176,000 from $1,862,000 in 2001 and decreased 49% in 2001 from $3,672,000 in 2000. The 2002 revenues include $835,000 of collaborative research and development revenues resulting primarily from work performed on commercial research and development contracts. Included in grant revenues are funds received from a Small Business Innovative Research, or SBIR, program of the National Institutes of Health of $132,000, $358,000 and $401,000 in 2002, 2001 and 2000, respectively. The decrease reflects the shift in focus to small molecule programs. In accordance with our 1998 collaborative sublicensing agreement for thalidomide with Celgene, we recognized net royalty revenues from Celgene’s sales of thalidomide (THALOMID®) of $1,438,000 for the year ended December 31, 2001, a decrease of 54% from $3,115,000 in 2000. We did not recognize revenue under this agreement in 2002 as a result of the sale of our right to receive royalty income from Celgene’s sales of thalidomide (THALOMID®) in 2001. Licensing revenues primarily result from the January 2002 five-year strategic alliance with Allergan, to develop and commercialize small molecule angiogenic inhibitors for treatment and prevention of diseases and conditions of the eye.

     Research and Development Expenses. From inception through December 31, 2002 we have incurred research and development expenses of $208,000,000. Included in this amount are the expenses related to our three lead product candidates, Panzem™, Endostatin and Angiostatin. At December 31, 2002 the accumulated expenses for each of these development projects are $17,815,000, $70,192,000 and $34,676,000 respectively. Project expenses for Panzem™ of $3,150,000, Endostatin of $8,949,000 and Angiostatin of $4,839,000 are reflected in our 2002 R&D expenses of $31,308,000. Research and Development expenses were $54,201,000 in 2001 and $42,744,000 in 2000. Project costs for Panzem™, Endostatin and Angiostatin were $7,390,000, $19,719,000 and $9,249,000 in 2001, and $4,228,000, $22,433,000 and $3,661,000 in 2000, respectively. In 2002 we brought a fourth product candidate into the clinic. ENMD 0995, a thalidomide analog, was subsequently sold as part of the sale of our thalidomide analog program to Celgene Corporation in December 2002. We incurred $3,663,000 in project expenses from the inception of the program including $1,655,000 in 2002.

     The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. As of December 31, 2002, three of our proprietary product candidates, Panzem™, Endostatin and Angiostatin, were in various stages of clinical trials. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

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

     The duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during the clinical trial protocol, including, among others, the following:

•	the number of patients that ultimately participate in the trial;

•	the duration of patient follow-up that seems appropriate in view of the results;

•	the number of clinical sites included in the trials; and

•	the length of time required to enroll suitable patient subjects.

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

     Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development expenses decreased to approximately $31,308,000 in 2002 from $54,201,000 in 2001 and from $42,744,000 in 2000. The cost decrease in 2002 reflects the shift in emphasis from the protein product candidates towards our small molecule programs including Panzem™. The 2002 decreases are primarily associated with the following:

•	Decreased personnel—Personnel costs decreased slightly in 2002. The decrease results from the refocus and elimination of some research and development programs and the associated staff reductions. The 2002 personnel costs of $7,830,000 includes $700,000 in severance obligations. Personnel costs in 2001 and 2000 were $7,945,000 and $5,904,000, respectively. Staffing increased 20% in 2001 and 45% in 2000 reflecting additional staff to support our expanding development efforts.

•	Collaborative Research Agreements— We made payments to our collaborators of $3,426,000, $3,708,000 and $4,343,000 in years 2002, 2001 and 2000 respectively. Sponsored research payments to academic collaborators include payments to Children’s Hospital, Boston of $1,000,000 in 2002, $2,183,000 in 2001 and $2,517,000 in 2000.

•	Clinical Trial Costs—Clinical costs decreased from 3,345,000 to 3,085,000 from 2001 to 2002, after increasing by $2,285,000 from 2000 to 2001. In 2002 we initiated a phase I clinical trial for a fourth drug candidate ENMD 0995, a thalidomide analog. With the progression of Angiostatin to phase II our other three drug candidates have all advanced to that stage of clinical trials. The 2002 decrease reflects the shift in focus to small molecules and the resulting changes in the clinical programs for Endostatin and Angiostatin. In 2001 and 2000, we had clinical trials in progress for the entire year for our product candidates, Panzem™, Endostatin and Angiostatin. Costs of such trials include the clinical investigator site fees, monitoring costs and data management costs. Contracted regulatory support costs were $682,000, $1,040,000 and $308,000 in 2002, 2001 and 2000, respectively.

•	Contract Manufacturing Costs— The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill finish services and product release costs. Contract manufacturing costs decreased dramatically in 2002. This decrease reflects a significant reduction in the level of protein manufacturing from 2001 when we stockpiled sufficient inventory levels of Endostatin and Angiostatin to supply clinical trial material into 2003. Product manufacturing costs in 2002 were $8,717,000 a decrease of $18,453,000, or 68%, from $27,169,000 in 2001. The 2001 amount was an increase of $4,190,000 from $22,980,000 in 2000.

     General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.

     General and administrative expenses decreased to $13,932,000 in 2002 from $14,473,000 in 2001 and $11,646,000 in 2000. The higher levels in 2002 and 2001 resulted primarily from increased legal fees associated with the Abbott and Celgene litigations, and charges of $1,995,000 and $1,367,000 in 2002 and 2001, respectively, related to the potential repurchase of our common stock from Bristol-Myers Squibb and the related guaranteed minimum purchase price. The Abbott and Celgene litigations were settled in 2002 and the terms of the Bristol-Myers Squibb repurchase agreement were renegotiated.

     Interest expense. In 2002 interest expense increased 13% to $391,000 from $345,000 in 2001. The 2001 amount increased 43% from 2000 interest expense of $241,000. The increases in 2002 and 2001 reflect the accrual of interest relating to MaxCyte’s issuance of additional convertible promissory notes.

     Investment income. Investment income decreased by 78% in 2002 to $318,000 as a result of lower yields and lower balances in interest bearing cash accounts. Investment income was $1,438,000 in 2001, a decrease of of 34% from $2,165,000 in 2000.

     Gain on sale of asset. The Consolidated Statement of Operations for the year ended December 31, 2002 reflects a gain of $2,940,000 resulting from a purchase agreement by and between Celgene and the Company. Celgene purchased our right, title and interest in a licensing agreement with Children’s Hospital and certain other property described as the thalidomide analog program. The gain on the transaction is reflected net of transaction fees and other costs, including cash payments and warrants issued to Children’s Hospital.

     Gain on the discharge of liabilities. The Consolidated Statement of Operations for the year ended December 31, 2002 also reflects a gain of $2,175,000 resulting from the renegotiation and settlement of $8,086,000 of the Company’s current liabilities. The terms of the settlement agreements, reached with five creditors, including Bristol-Myers Squibb, required the use of cash, stock and warrants to satisfy the renegotiated obligations.

     Gain on sale of royalty interest. The Consolidated Statement of Operations for the year ended December 31, 2001 reflects a gain of approximately $22,400,000 resulting from a purchase agreement by and between Bioventure Investments kft (“Bioventure”) and the Company. Bioventure purchased our right, title and interest to the net royalty payments on THALOMID® payable by Celgene Corporation to the Company under an agreement dated as of December 9, 1998 by and between the Company and Celgene.

LIQUIDITY AND CAPITAL RESOURCES

     To date, we have been engaged primarily in research and development activities. As a result we have incurred and expect to continue to incur operating losses for 2003 and the foreseeable future before we commercialize any products. In addition, under the terms of certain licensing agreements, we must be diligent in bringing potential products to market and may be required to make future milestone payments of up to $2,685,000. If we fail to comply with the milestones or fail to make any required sponsored research or milestone payment, we could face the termination of the relevant sponsored research or license agreement.

     In August and September 2002, we announced a realignment of research and development programs to reduce expenses and focus resources on the development of our clinical candidates. In conjunction with this plan, we reduced our headcount by approximately 50% and eliminated funding of research collaborations that do not support our clinical programs. We have recorded charges of approximately $775,000 relating to severance and other termination costs this year. We also have announced our intention to maintain our clinical programs for Endostatin and Angiostatin although we do not plan to initiate new clinical trials while we explore licensing opportunities for these two proteins. These actions, coupled with decreased manufacturing activity, resulted in a significant reduction in operating expenses in the fourth quarter. With the shift to small molecule programs we expect operating costs to remain at reduced levels for 2003.

     In December 2002 the Company reached agreements with five creditors, including BMS, to settle $8,086,000 in current liabilities. The Company issued consideration of $5,911,000 in cash, stock and warrants to satisfy the renegotiated obligations, resulting in a $2,175,000 gain on discharge of liabilities. 1,314,000 shares of common stock, net of the 291,666 repurchased from BMS, and warrants to purchase 675,000 shares of common stock were issued in December 2002 and 1,147,872 shares of common stock were issued in January 2003.

     To accomplish our business plans, we will be required to continue to conduct substantial development activities for all of our proposed products. Expenditures on these activities are expected to approximate $14,000,000 in 2003. In addition, our results of operations will also reflect additional restructuring charges of approximately $1,000,000 relating to other organizational changes as we complete our transition to small molecule programs. We will also record the accrual of the 6% dividend on the convertible preferred stock issued to Celgene in the amount of $1,005,000.

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

     Based on our assessment of the availability of capital and the above described actions, in the absence of new financing, we believe we will have adequate resources to fund operations into 2004. At December 31, 2002, we had cash and cash equivalents of approximately $24,067,000 with working capital of approximately $7,716,000. Our working capital calculation is negatively impacted by the consolidation of MaxCyte, a former majority owned subsidiary. Reflected on our consolidated balance sheet is approximately $4,773,000 in convertible debt as described below.

     Our subsidiary MaxCyte, has issued convertible promissory notes having values of $4,773,000 and $3,278,000 as of December 31, 2002 and 2001, respectively. The interest rates on the notes range from 3% to 8%, and the notes mature in 2003. The notes, plus the accrued interest, are convertible to common stock of MaxCyte at any time at the option of the holder and are subject to a mandatory conversion to Series B Convertible Preferred Stock upon the occurrence of certain specified events. Holders of the promissory notes also received warrants to purchase a total of 13,675 shares of common stock of EntreMed. Repayment of convertible promissory notes issued by MaxCyte is the sole responsibility of MaxCyte.

     In November 2002, the Board of Directors of both EntreMed and MaxCyte adopted a plan to recapitalize MaxCyte. In conjunction with the recapitalization, MaxCyte raised new funding of $625,000 through the issuance of its convertible promissory notes. As a result of the recapitalization, the Company no longer has majority ownership and will no longer financially support MaxCyte. The Company will no longer consolidate MaxCyte effective the first quarter of 2003, the first reporting period for which no funding will have been provided. Had the Company not consolidated MaxCyte as of December 31, 2002, stockholders’ equity would have increased by approximately $4,500,000.

     In December 2000 , we exercised our option to repurchase shares of our common stock from BMS for $13.143 per share. Shares repurchased totaled 291,666 for a repurchase price of $3,833,367 . Shares repurchased from BMS are accounted for as treasury stock. In December we reached an agreement with BMS under which we agreed to make cash payments in 2002 and 2003 totaling $1,000,000 and issue 650,000 warrants to purchase shares of common stock in exchange for the return of the final 291,666 shares of common stock held by BMS and in full satisfaction of all obligations pursuant to the December 2001 agreement.

     On October 31, 2002 we were notified by the Nasdaq Listing Qualifications Department that EntreMed’s common stock was subject to delisting from the Nasdaq National Market because it was not in compliance with Marketplace Rule 4450(b)(1)(A), which requires that our common stock have a market value of listed securities of $50 million. We subsequently requested an appeal hearing before a Nasdaq Listing Qualifications Panel. At the hearing, held in December 2002, we presented a plan for EntreMed to return to compliance and remain in compliance with the continued listing standards for the Nasdaq National Market.

     In February 2003 we received a determination from the Nasdaq Listing Qualifications Panel to continue the listing of EntreMed’s securities on the Nasdaq National Market. As part of the determination, EntreMed must file the Form 10-K for the fiscal year ended December 31, 2002 and the Form 10-Q for the quarter ended March 31, 2003 with the SEC and Nasdaq evidencing shareholders’ equity of at least $10,000,000 on or before March 31, 2003 and May 15, 2003, respectively.

     In order to fully comply with the Nasdaq Panel’s continued listing determination, EntreMed must be able to demonstrate compliance with all requirements for continued listing on the Nasdaq National Market and to notify

Nasdaq of any significant events that occur until the Form 10-Q is filed. The Nasdaq Panel reserves the right to modify or terminate this exception upon review of the Company’s reported financial results and to reconsider the terms of this exception, if there is a material change in EntreMed’s financial or operational character. In the letter notifying us of its decision, the Nasdaq Panel observed that we had presented a “definitive plan” that will enable us to evidence compliance with all requirements for continued listing on the Nasdaq National Market within a reasonable period of time and to sustain compliance with those requirements over the long term.

INFLATION AND INTEREST RATE CHANGES

     Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.

CONTRACTUAL OBLIGATIONS

The table below sets forth our contractual obligations at December 31, 2002.

CONTRACTUAL OBLIGATIONS	PAYMENTS DUE BY PERIOD

	Total	Next twelve	1-3years	4-5years	After 5 years
		months
Current portion of note payable	$92,000	92,000
Convertible debt – Maxcyte*	4,773,000	4,773,000
Operating Leases	6,056,000	1,004,000	1,905,000	1,954,000	1,193,000
Clinical Trial Contracts	959,000	959,000
Collaborative Research Contracts	100,000	100,000
Contract Manufacturing	2,500,000	2,500,000
Total Contractual Obligations	$14,480,000	9,428,000	1,905,000	1,954,000	1,193,000

     *MaxCyte is a consolidating entity for reporting purposes and as such these convertible debts are reflected on the consolidated financial statements. Repayment of these convertible debts is the sole responsibility of MaxCyte.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 10-13. INCORPORATED BY REFERENCE FROM THE COMPANY’S PROXY STATEMENTS

     Except as set forth below, the information called for by Item 10: Directors and Executive Officers of the

Registrant; Item 11: Executive Compensation; Item 12: Security Ownership of Certain Beneficial Owners and Management; and Item 13: Certain Relationships and Related Transactions will be included in and is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the close of its fiscal year.

Item 14. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company’s President and Chief Operating Officer and its Chief Financial Officer (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of the filing date of this annual report. Based on the evaluation, the President and Chief Operating Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls after the date of the evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. FINANCIAL STATEMENTS — See index to Consolidated Financial Statements.

2.     Schedules

     All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

3.     Exhibits

3.1	Amended and Restated Certificate of Incorporation of EntreMed, Inc.
3.3(1)	By-laws of EntreMed, Inc.
4.1(8)	Form of Series 1 Warrant
4.2(8)	Form of Series 2 Warrant
4.3	Certificate of Designations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 99.4 of our Form 8-K dated December 31, 2002, and filed with the Commission on January 15, 2003)
4.4	Warrant to Purchase Common Stock, dated January 13, 2003, issued by EntreMed, Inc. in favor of Celgene Corporation (incorporated by reference to Exhibit 99.5 of our Form 8-K dated December 31, 2002, and filed with the Commission on January 15, 2003
10.1(1)	Research Collaboration and License Agreement, dated December 7, 1995, between EntreMed, Inc. and Bristol-Myers Squibb Company (“BMS”)
10.2(1)	Restricted Stock Purchase Agreement, dated December 7, 1995, between EntreMed, Inc. and BMS
10.3(1)	Registration Rights Agreement, dated December 7, 1995, between EntreMed, Inc. and BMS
10.4(1)	Research Agreement, dated September 29, 1993, between EntreMed, Inc. and Children’s Hospital

10.5(1)	Amendment to Research Agreement, dated August 23, 1995, between EntreMed, Inc. and Children’s Hospital
10.6(1)	License Agreement, dated May 26, 1994, between Children’s Medical Center Corporation (“CMCC”) and EntreMed, Inc.
10.7(1)	Amendment to License Agreement, dated August 23, 1995, between CMCC and EntreMed, Inc.
10.8(1)	License Agreement, dated May 26, 1994, between CMCC and EntreMed, Inc.
10.9(1)	Amendment to License Agreement, dated August 23, 1995, between CMCC and EntreMed, Inc.
10.10(1)	Licensing Agreement, dated November 5, 1992, between EntreMed, Inc. and CBRL
10.11(1)	1992 Stock Incentive Plan*
10.12(1)	Amended and Restated 1996 Stock Option Plan*
10.13(1)	Form of Stock Option Agreement*
10.14(2)	License Agreement between Children’s Hospital Medical Center Corporation and EntreMed, Inc. signed December 5, 1996 regarding Endostatin protein, An Inhibitor of Angiogenesis
10.15(2)	License Agreement between Children’s Hospital Medical Center Corporation and EntreMed, Inc. signed December 20, 1996 regarding Estrogenic Compounds as Anti-Mitotic Agents
10.16(3)	Agreement between Bristol-Myers Squibb and EntreMed, Inc. signed August 5, 1997 regarding Termination of Collaborative Research and License Agreement with Respect to Thalidomide Products
10.17(3)	Amendment to the 1996 Stock Option Plan*
10.18(5)	License Agreement between Celgene Corporation and EntreMed, Inc. signed December 9, 1998 regarding thalidomide intellectual property
10.19(5)	Contract Manufacturing Agreement between Covance Biotechnology Services, Inc. and EntreMed, Inc. signed October 16, 1998 regarding Endostatin protein
10.20(5)	Employment Agreement dated as of January 1, 1999, between EntreMed, Inc. and John W. Holaday, Ph.D. *
10.21(5)	Lease Agreement between EntreMed, Inc. and Red Gate III Limited Partnership, dated June 10, 1998*
10.22(6)	1999 Long-Term Incentive Plan*
10.23(6)	Research Agreement, as amended and restated as of June 24, 1999, between EntreMed, Inc. and Children’s Hospital
10.24(7)	Bioprocessing Services Agreement between Covance Biotechnology Services, Inc. and EntreMed, Inc., signed July 7,1999 regarding Angiostatin protein
10.25(7)	Letter of Intent between Covance Biotechnology Services, Inc. and EntreMed, Inc., dated August 30, 1999 regarding Endostatin protein

10.26(8)	Form of Securities Purchase Agreement, dated as of July 22, 1999, by and among EntreMed, Inc. and the purchasers in the offering
10.27(8)	Form of Registration Rights Agreement, dated as of July 27, 1999, by and among EntreMed, Inc. and the purchasers in the offering
10.28(9)	Research Agreement, dated October 1, 1999, between EntreMed, Inc. and Children’s Hospital
10.29(10)	Manufacturing Services Agreement between the Company and Chiron Corporation, dated April 13, 2000
10.30(11)	First Amendment to Research Agreement, dated December 6, 2000, between EntreMed, Inc. and Children’s Hospital
10.31(12)	EntreMed, Inc. 2001 Long-Term Incentive Plan
10.39.1(13)	Purchase Agreement between Bioventure Investments kft and EntreMed, Inc., dated June 15, 2001+
10.39.2(13)	Amendment 1 to Purchase Agreement between Bioventure Investments kft and EntreMed, Inc., dated July 13, 2001
10.39.3(13)	Amendment 2 to Purchase Agreement between Bioventure Investments kft and EntreMed, Inc., dated July 30, 2001
10.39.4(13)	Amendment 3 to Purchase Agreement between Bioventure Investments kft and EntreMed, Inc., dated August 3, 2001
10.40(13)	Analog Agreement between Children’s Medical Center Corporation and EntreMed, Inc., dated August 6, 2001+
10.41(14)	License Agreement by and between Allergan Sales, Inc. and EntreMed, Inc., effective January 19, 2002+
10.42	Asset Purchase Agreement by and Between Celgene Corporation and EntreMed, Inc., dated as of December 31, 2002 (incorporated by reference to Exhibit 99.2 of our Form 8-K dated December 31, 2002, and filed with the Commission on January 15, 2003)
10.43	Securities Purchase Agreement by and among EntreMed, Inc., and Celgene Corporation, dated as of December 31, 2002 (incorporated by reference to Exhibit 99.3 of our Form 8-K dated December 31, 2002, and filed with the Commission on January 15, 2003)
10.44	Investor and Registration Rights Agreement by and between EntreMed, Inc. and Celgene Corporation, dated as of December 31, 2002 (incorporated by reference to Exhibit 99.6 of our Form 8-K dated December 31, 2002, and filed with the Commission on January 15, 2003)
23.1	Consent of Independent Auditors
24.1	Power of Attorney
99.1	Certification of President
99.2	Certification of Chief Financial Officer

__________

*	Compensatory Plan, Contract or Arrangement.
+	Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been filed with the Commission pursuant to our application for confidential treatment.
(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-3536) declared effective by the Securities and Exchange Commission on June 11, 1996.
(2)	Incorporated by reference to our Form 10-K for the year ended December 31, 1996 previously filed with the Securities and Exchange Commission.
(3)	Incorporated by reference to our Form 10-K for the year ended December 31, 1997 previously filed with the Securities and Exchange Commission.
(4)	Incorporated by reference to our Form 10-Q for the quarter ended September 30, 1998 previously filed with the Securities and Exchange Commission.
(5)	Incorporated by reference to our Form 10-K for the year ended December 31, 1998 previously filed with the Securities and Exchange Commission.
(6)	Incorporated by reference to our Form 10-Q for the quarter ended June 30, 1999 previously filed with the Securities and Exchange Commission.
(7)	Incorporated by reference our Form 10-Q for the quarter ended September 30, 1999 previously filed with the Securities and Exchange Commission.
(8)	Incorporated by reference our Form 8-K dated July 27,1999 previously filed with the Securities and Exchange Commission.
(9)	Incorporated by reference to our Form 10-K for the year ended December 31, 1999 previously filed with the Securities and Exchange Commission.
(10)	Incorporated by reference to our Form 10-Q for the quarter ended June 30, 2000 previously filed with the Securities and Exchange Commission.
(11)	Incorporated by reference to our Form 10-K for the year ended December 31, 2000 previously filed with the Securities and Exchange Commission.
(12)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on August 21, 2001.
(13)	Incorporated by reference to our Form 10-Q for the quarter ended June 30, 2001 previously filed with the Securities and Exchange Commission.
(14)	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on March 11, 2002.
(b)	The Company filed a Form 8-K with the Commission on December 19, 2001, to report a private placement of our common stock and warrants to accredited investors.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTREMED, INC.

By:	/s/Neil J. Campbell.

Neil J. Campbell
President and Chief Operating Officer
March 31, 2003

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
* Michael M. Tarnow	Chairman of the Board	March 31, 2003

/s/ Neil J. Campbell Neil J. Campbell	President and Chief Operating Officer	March 31, 2003

/s/ Dane R. Saglio Dane R. Saglio	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2003

* Donald S. Brooks	Director	March 31, 2003

Jerry Finkelstein	Director	March __, 2003

* Jennie C. Hunter-Cevera	Director	March 31, 2003

* Mark C. M. Randall	Director	March 31, 2003

* Wendell M. Starke	Director	March 31, 2003

* Peter S. Knight	Director	March 31, 2003

*By: /s/ Neil J. Campbell Neil J. Campbell Attorney-in-fact

CERTIFICATIONS

I, Neil J. Campbell, certify that:

1.	I have reviewed this annual report on Form 10-K of EntreMed, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Neil J. Campbell Neil J. Campbell President

CERTIFICATIONS

I, Dane R. Saglio, certify that:

1.	I have reviewed this annual report on Form 10-K of EntreMed, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Dane R. Saglio Dane R. Saglio Principal Financial Officer

The following consolidated financial statements of EntreMed, Inc. are included in Item 8:

Report of Independent Auditors

Board of Directors and Shareholders
EntreMed, Inc.

We have audited the accompanying consolidated balance sheets of EntreMed, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EntreMed, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method for accounting for classification of gains from the early estinguishment of debt to comply with the accounting provisions of Statement of Financial Accounting Standard No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

McLean, Virginia February 21, 2003	/s/ Ernst & Young LLP

EntreMed, Inc.
Consolidated Balance Sheets

	DECEMBER 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$24,067,045	$41,386,300
Accounts receivable	309,292	177,158
Interest receivable	95	57,038
Prepaid expenses and other	272,425	371,155

Total current assets	24,648,857	41,991,651
Furniture and equipment, net	3,152,072	4,186,079
Other assets	9,283	40,720

Total assets	$27,810,212	$46,218,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,065,163	$16,309,238
Accrued liabilities	1,891,931	2,050,822
Current portion of deferred revenue	110,809	—
Current portion of notes payable	4,864,952	1,005,727
Common stock repurchase liability	—	1,367,914

Total current liabilities	16,932,855	20,733,701
Deferred revenue, less current portion	286,488	—
Other long term liabilities	80,000	—
Long term debt	—	2,272,399
Minority interest	17,223	17,452
Stockholders’ equity:
Convertible preferred stock, $1.00 par and $1.50 liquidation value:
5,000,000 shares authorized, 3,350,000 and none issued and outstanding at December 31, 2002 and 2001, respectively	3,350,000	—
Common stock, $.01 par value:
90,000,000 and 35,000,000 shares authorized, 24,145,693 and 21,777,330 shares issued and outstanding at December 31, 2002 and 2001, respectively	241,457	217,773
Additional paid-in capital	228,316,897	205,013,706
Treasury stock, at cost: 874,999 and 583,333 shares held at December 31, 2002 and 2001, respectively	(8,034,244)	(7,666,746)
Deferred stock compensation	(61,846)	(73,369)
Accumulated deficit	(213,318,618)	(174,296,466)

Total stockholders’ equity	10,493,646	23,194,898

Total liabilities and stockholders’ equity	$27,810,212	$46,218,450

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Operations

	YEAR ENDED DECEMBER 31,
	2002	2001	2000

Revenues:
Collaborative research and development	$835,493	$—	$—
Licensing	115,496	—	—
Grants	131,681	358,427	401,477
Royalties	38,790	1,440,070	3,117,282
Other	55,030	63,444	153,016

	1,176,490	1,861,941	3,671,775
Costs and expenses:
Research and development (see Note 3)	31,308,427	54,201,179	42,743,798
General and administrative (see Note 3)	13,932,133	14,473,012	11,645,651

	45,240,560	68,674,191	54,389,449
Interest expense	(390,941)	(344,969)	(241,451)
Investment income	317,910	1,437,966	2,164,748
Gain on sale of asset	2,940,184	—	—
Gain on discharge of liabilities	2,174,765	—	—
Gain on sale of royalty interest (see Note 3)	—	22,410,182	—

Net loss	$(39,022,152)	$(43,309,071)	$(48,794,377)

Net loss per share (basic and diluted)	$(1.78)	$(2.39)	$(3.04)

Weighted average number of shares outstanding (basic and diluted)	21,892,520	18,093,174	16,057,047

See accompanying notes.

3.     RELATED PARTY TRANSACTIONS

The Company receives legal services from two law firms with which two of the Company’s directors and officers are associated. The majority of the 2001 and 2000 amounts represent patent work. The 2002 amount reflects the costs associated with the three litigations settled in 2002. Legal expenses from related parties are included in the following accounts within the statements of operations:

	2002	2001	2000

Research and development	$1,747,000	$2,350,000	$1,298,000

General and administrative	2,041,000	1,105,000	725,000

Gain on sale of asset	51,000

	$3,839,000	$3,455,000	$2,023,000

ENTREMED, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Periods Ended December 31, 2002, 2001 and 2000

	Preferred Stock		Common Stock
					Treasury
	Shares	Amount	Shares	Amount	Stock

Balance at December 31, 1999	—	$—	14,464,331	$147,560	$(3,833,379)
Issuance of common stock for options and warrants exercised	—	—	1,481,157	14,811	—
Sale of common stock at $22.00 per share, net of offering costs of approximately $1,673,000	—	—	1,000,000	10,000	—
Recognition of non cash stock compensation	—	—	—	—	—
Purchase of treasury shares at $13.143 per share	—	—	(291,666)	—	(3,833,367)
Net loss	—	—	—	—	—

Balance at December 31, 2000	—	$—	16,653,822	$172,371	$(7,666,746)
Issuance of common stock for options and warrants exercised	—	—	68,548	686	—
Sale of common stock at $18.00 per share, net of offering costs of approximately $1,989,000	—	—	1,550,000	15,500	—
Sale of common stock at $7.75 per share, net of offering costs of approximately $1,547,000	—	—	2,921,627	29,216	—
Recognition of non cash stock compensation	—	—	—	—	—
Deferred Compensation — Option Grants
Fair value of warrants issued		—		—	—
Net loss	—	—	—	—	—

Balance at December 31, 2001	—	$—	21,193,997	$217,773	$(7,666,746)
Issuance of common stock for options and warrants exercised	—	—	8,500	85	—
Sale of common stock at $6.86 per share	—	—	728,863	7,289	—
Sale of preferred stock at $5 per share convertible to 5 shares of common stock	3,350,000	3,350,000	—	—	—
Issuance of common stock and warrants pursuant to debt settlement agreements	—	—	1,314,334	16,060	(367,498)
Recognition of non cash stock compensation	—	—	25,000	250	—
Deferred compensation — option grants
Warrants issued to collaborative partners	—	—	—	—	—
Net loss	—	—	—	—	—

Balance at December 31, 2002	3,350,000	$3,350,000	23,270,694	$241,457	$(8,034,244)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Additional	Deferred
	Paid-in	Stock	Accumulated
	Capital	Compensation	Deficit	Total

Balance at December 31, 1999	$107,863,638	$—	$(82,193,018)	$21,984,801
Issuance of common stock for options and warrants exercised	28,973,732	—	—	28,988,543
Sale of common stock at $22.00 per share, net of offering costs of approximately $1,673,000	20,317,284	—	—	20,327,284
Recognition of non cash stock compensation	367,061	—	—	367,061
Purchase of treasury shares at $13.143 per share	—	—	—	(3,833,367)
Net loss	—	—	(48,794,377)	(48,794,377)

Balance at December 31, 2000	$157,521,715	$—	$(130,987,395)	$19,039,945
Issuance of common stock for options and warrants exercised	130,026	—	—	130,712
Sale of common stock at $18.00 per share, net of offering costs of approximately $1,989,000	25,895,269	—	—	25,910,769
Sale of common stock at $7.75 per share, net of offering costs of approximately $1,547,000	21,068,421	—	—	21,097,637
Recognition of non cash stock compensation	87,940	130,456	—	218,396
Deferred Compensation — Option Grants	203,825	(203,825)		—
Fair value of warrants issued	106,510	—	—	106,510
Net loss	—	—	(43,309,071)	(43,309,071)

Balance at December 31, 2001	$205,013,706	$(73,369)	$(174,296,466)	$23,194,898
Issuance of common stock for options and warrants exercised	9,180	—	—	9,265
Sale of common stock at $6.86 per share	4,992,711	—	—	5,000,000
Sale of preferred stock at $5 per share convertible to 5 shares of common stock	11,055,000	—	—	14,405,000
Issuance of common stock and warrants pursuant to debt settlement agreements	1,999,100	—	—	1,647,662
Recognition of non cash stock compensation	83,101	—	—	83,351
Deferred compensation — option grants		11,523		11,523
Warrants issued to collaborative partners	5,164,099	—	—	5,164,099
Net loss	—	—	(39,022,152)	(39,022,152)

Balance at December 31, 2002	$228,316,897	$(61,846)	$(213,318,618)	$10,493,646

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Cash Flows

	YEAR ENDED DECEMBER 31,
	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,022,152)	$(43,309,071)	$(48,794,377)
Adjustments to reconcile net loss to net cash used by operating
Activities:
Depreciation and amortization	1,508,559	1,376,187	1,077,667
Loss on equity investment	—	342,269	366,790
Loss on disposal of equipment	83,635	—	—
Gain on debt discharge	(2,174,766)	—	—
Gain on sale of asset	(2,940,184)	—	—
Gain on sale of royalty interest	—	(22,410,182)	—
Recognition of non-cash stock compensation	94,874	218,396	367,061
Non-cash interest expenses	331,950	189,142	—
Common stock repurchase liability	1,995,007	1,367,914	—
Minority interest	(229)	(104)	(1,090)
Changes in operating assets and liabilities:
Accounts receivable	(132,134)	1,296,225	(854,785)
Interest receivable	56,943	(51,952)	100,396
Prepaid expenses and other	130,167	97,431	(139,840)
Accounts payable	(5,784,568)	7,746,567	3,674,979
Accrued liabilities	(158,891)	263,406	30,878
Contingent grant	80,000	—	—
Deferred revenue	397,297	—	(75,000)

Net cash used in operating activities	(45,534,492)	(52,873,772)	(44,247,321)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of asset, net	2,940,184	—	—
Proceeds from sale of royalty interest, net	—	22,410,182	—
Purchases of furniture and equipment	(558,187)	(985,783)	(1,640,365)

Net cash provided by (used in) investing activities	2,381,997	21,424,399	(1,640,365)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	5,009,265	47,139,118	49,315,827
Net proceeds from sale of warrants	5,164,099	—	—
Net proceeds from sale of preferred stock	14,405,000	—	—
Proceeds from issuance of note payable	91,843	—	—
Purchase of treasury stock	—	—	(3,833,367)
Payment of principle on note payable	(1,005,727)	(997,097)	(1,118,123)
Proceeds from issuance of long-term debt	2,168,760	2,189,766	—

Net cash provided by financing activities	25,833,240	48,331,787	44,364,337

Net increase (decrease) in cash and cash equivalents	(17,319,255)	16,882,414	(1,523,349)
Cash and cash equivalents at beginning of year	41,386,300	24,503,886	26,027,235

Cash and cash equivalents at end of year	$24,067,045	$41,386,300	$24,503,886

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$58,992	$155,827	$263,721

EntreMed, Inc.

Notes to Consolidated Financial Statements

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     EntreMed, Inc. (“EntreMed” or the “Company”) is a clinical-stage biopharmaceutical company developing novel therapeutics that target abnormal blood vessel growth and inflammatory and apoptotic pathways associated with over 80 diseases such as cancer, blindness and atherosclerosis. The Company’s clinical drug candidates, led by the small molecule candidate PanzemTM, have shown a strong safety profile with neither toxicity nor clinically significant side effects reported to date. Further, doctors have reported tumor regression and disease stabilization in some clinical patients that have received EntreMed drug candidates. The Company also has a rich pipeline of compounds, consisting primarily of small molecules, peptides and small molecule peptido-mimetics, in preclinical development. These compounds target processes that occur in a wide variety of diseases by inducing apoptosis, as well as inhibiting inflammatory and angiogenic pathways.

     The accompanying consolidated financial statements include the accounts of our controlled subsidiaries, Cytokine Sciences, Inc. and MaxCyte, Inc., a clinical stage biotechnology company aimed at commercializing cell loading technology. In November 2002, the Boards of Directors of both EntreMed and MaxCyte adopted a plan to recapitalize MaxCyte. As of December 2002, EntreMed no longer owns a majority of MaxCyte, EntreMed consolidated this subsidiary for 2002 as a result of providing funding and operational support during the reporting period. All intercompany balances and transactions have been eliminated in consolidation.

SEGMENT INFORMATION

     The Company currently operates in one business segment, which is the development of angiogenic therapeutics that inhibit abnormal blood vessel growth associated with a broad range of diseases such as cancer, blindness and arteriosclerosis. The Company is managed and operated as one business. A single management team that reports to the Company’s President and Chief Operating Officer comprehensively manages the entire business. The Company does not operate separate lines of business with respect to its products or product candidates. Accordingly, the Company does not have separately reportable segments as defined by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information.

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

PATENT COSTS

     Costs incurred in filing, defending and maintaining patents are expensed as incurred. Such costs aggregated $1,747,000, $2,350,000 and $1,298,000 in 2002, 2001 and 2000, respectively.

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FURNITURE AND EQUIPMENT

     Furniture and equipment are stated at cost and are depreciated over their estimated useful lives of 5 to 10 years. Depreciation is determined on a straight-line basis. Substantially all of the Company’s furniture and equipment served as collateral for a note payable (see Note 6). Furniture and equipment consist of the following:

	DECEMBER 31
	2002	2001

Furniture and equipment	$9,355,231	$8,962,045
Less: accumulated depreciation	(6,203,159)	(4,775,966)

	$3,152,072	$4,186,079

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and short-term investments with original maturities of less than 90 days. Substantially all of the Company’s cash equivalents are held in short-term money market accounts of banks and brokerage houses.

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

REVENUE RECOGNITION

     Collaborative Research Revenue — The Company receives revenues for performance under commercial research and development contracts. These contracts require that the Company provide services directed toward specific objectives and include developmental milestones and deliverables. These revenues are recognized at the time that research and development activities are performed.

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

     Licensing Revenue – The Company recognizes licensing revenues resulting from the January 2002 five-year strategic alliance with Allergan, to develop and commercialize small molecule angiogenic inhibitors for treatment and prevention of diseases and conditions of the eye. The initial net fee is amortized to income over the five-year license term.

EntreMed, Inc.

Notes to Consolidated Financial Statements

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER SHARE

     Net loss per share (basic and diluted) was computed by dividing net loss by the weighted average number of shares of common stock outstanding. Common stock equivalents, totaling 25,181,189, were anti-dilutive and, therefore were not included in the computation of weighted average shares used in computing diluted loss per share.

COMPREHENSIVE LOSS

     Under Financial Accounting Standard No. 130 (“SFAS 130”), Reporting Comprehensive Income, the Company is required to display comprehensive loss and its components as part of the consolidated financial statements. Comprehensive loss is comprised of the net loss and other comprehensive income (loss), which includes certain changes in equity that are excluded from net loss. Comprehensive loss for the Company was the same as net loss for all years presented.

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

     Disclosures regarding alternative fair values of measurement and recognition methods prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) are presented in Note 7 and in the table below. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based compensation:

	Year ended December 31
	2002	2001	2000

Actual net loss	$(39,022,152)	$(43,309,071)	$(48,794,377)
Add: Stock-based employee compensation included in reported net loss	—	144,000	—
Deduct: Stock-based employee compensation expense if SFAS No. 123 had been applied to all awards	(14,088,860)	(13,688,973)	(10,685,339)

Proforma net loss	$(53,111,012)	$(56,854,044)	$(59,479,716)
Net loss per share
Basic and diluted – as reported	$(1.78)	$(2.39)	$(3.04)
Basic and diluted – pro forma	$(2.43)	$(3.14)	$(3.70)

     The effect of applying SFAS No. 123 on a pro forma net loss as stated above is not necessarily representative of the effect on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional options to be granted in future year.

Financial Instruments and Concentrations of Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times, may exceed federally insured amounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company’s receivables relates to research contracts with the U.S. government, therefore, loss due to credit risk is remote.

     The carrying amount of current assets and liabilities approximates their fair values due to their short-term maturities. The fair value of long-term debt approximates its carrying amount based on rates currently available to the Company for debt instruments with similar terms and remaining maturities.

RECENT ACCOUNTING STANDARDS

In April 2002, the Financial Accounting Standards Board issued SAFS No. 145, Recession of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145). Among other things, SFAS No. 145 generally prohibits the classification of gains or losses from the early extinguishment of debt as an extraordinary item, and therefore rescinds the previous requirement to do so. Gains and losses from the early debt extinguishments recorded in prior periods are required to be reclassified. The Company, elected to early adopt SAFS No. 145, accordingly, the Company’s $2,174,765 gain on discharge of liabilities was included in the accompanying consolidated statement of operations as other income. There was no other impact on the consolidated financial statements and notes as result of the early adoption of SAFS No. 145.

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 31, 2002. The Company does not expect adoption of FIN 45 to have a material effect on its financial condition, results of operations or liquidity.

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 is effective for fiscal years ending after December 31, 2002. The Company does not expect adoption of SFAS 148 to have a material effect on its financial condition, results of operations or liquidity.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003. The Company is currently in the process of evaluating what impact, if any, FIN 46 will have on its financial condition, results of operations or liquidity.

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

EntreMed, Inc.

Notes to Consolidated Financial Statements

2.     MANAGEMENT’S PLANS

     To date, we have been engaged primarily in research and development activities. As a result we have incurred operating losses through 2002 and expect to continue to incur operating losses for 2003 and the foreseeable future before we commercialize any products. In addition, under the terms of certain licensing agreements, we must be diligent in bringing potential products to market and may be required to make future milestone payments of up to $2,685,000. If we fail to comply with the milestones or fail to make any required sponsored research or milestone payment, we could face the termination of the relevant sponsored research or license agreement.

     In August and September 2002, we announced a realignment of research and development programs to reduce expenses and focus resources on the development of our clinical candidates. In conjunction with this plan, we reduced our headcount by approximately 50% and eliminated funding of research collaborations that do not support our clinical programs. We have recorded charges of approximately $775,000 relating to severance and other termination costs this year. We also have announced our intention to maintain our clinical programs for Endostatin and Angiostatin although we do not plan to initiate new clinical trials while we explore licensing opportunities for these two proteins. These actions, coupled with decreased manufacturing activity, resulted in a significant reduction in operating expenses in the fourth quarter. With the shift to small molecule programs we expect operating costs to remain at reduced levels for 2003.

     To accomplish our business plans, we will be required to continue to conduct substantial development activities for all of our proposed products. Expenditures on these activities are expected to approximate $14,000,000 in 2003. In addition, our results of operations will also reflect additional restructuring charges of approximately $1,000,000 relating to other organizational changes as we complete our transition to small molecule programs. We will also record the accrual of the 6% dividend on the convertible preferred stock issued to Celgene in the amount of $1,005,000.

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

     Based on our assessment of the availability of capital and the above described actions, in the absence of new financing, we believe we will have adequate resources to fund operations into 2004. At December 31, 2002, we had cash and cash equivalents of approximately $24,067,000 with working capital of approximately $7,716,000. Our working capital calculation is negatively impacted by the consolidation of MaxCyte, a former majority owned subsidiary. Reflected on our consolidated balance sheet is $4,773,000 in convertible debt the repayment of which is the sole responsibility of MaxCyte.

     In November 2002, the Board of Directors of both EntreMed and MaxCyte adopted a plan to recapitalize MaxCyte. In conjunction with the recapitalization, MaxCyte raised new funding of $625,000 through the issuance of its convertible promissory notes. As a result of the recapitalization, the Company no longer has majority ownership and will no longer financially support MaxCyte. The Company will no longer consolidate MaxCyte effective the first quarter of 2003, the first reporting period for which no funding will have been provided. Had the Company not consolidated MaxCyte as of December 31, 2002, stockholders’ equity would have increased by approximately $4,500,000.

3.     RELATED PARTY TRANSACTIONS

     The Company receives legal services from two law firms with which two of the Company’s directors and officers are associated. The cost of these amounted to $3,839,000, $3,455,000, and $2,023,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The majority of the 2001 and 2000 amounts represent patent work. The 2002 increase reflects the costs associated with the three litigations settled in 2002.

4.     SPONSORED RESEARCH PROGRAM AGREEMENTS

     The Company has entered into several agreements to sponsor external research programs. The Company’s primary external research program agreement was entered into with the Children’s Hospital, in Boston, Massachusetts, an entity affiliated with Harvard Medical School (“Children’s Hospital, Boston”).

     Under this sponsored research agreement, the Company agreed to pay Children’s Hospital, Boston to continue the research on the role of angiogenesis in pathological conditions. In accordance with the terms of this sponsored research agreement, the Company agreed to pay $1,500,000 each year to Children’s Hospital, Boston. As of December 31, 2000 and 2001, $750,000 of each annual commitment has been paid and the remaining amount is due in March of the following year. The Company did not renew this sponsored research agreement in 2002 and as a result there is no remaining commitment as of December 31, 2002. The Company’s rights to negotiate a worldwide, royalty-bearing license for technology resulting from the research at Children’s Hospital, Boston in areas covered by the agreement survive for one year after the termination of financial support. Amounts due under the sponsored research agreement with Children’s Hospital, Boston, were paid in advance every six months and were expensed as paid as research and development costs.

     The Company has several clinical trial agreements. Phase I trials are concerned primarily with the safety and preliminary effectiveness of the drug being tested. As of December 31, 2000, the Company had patients enrolled in Phase I trials for Endostatin, Panzem™ and Angiostatin. In 2001, the Company entered into additional Phase I and Phase II clinical trial agreements. Patient enrollment commenced and continues for both the Phase I and the Phase II clinical trials. Phase II trials are concerned primarily with the effectiveness in treating or diagnosing the disease or condition for which the drug is intended, although short term side effects and risks in people whose health is impaired may also be examined. In 2002 the Company initiated a Phase I trial for ENMD, a thalidomide analog licensed from Children’s Hospital. The Company also initiated a Phase II trial for Angiostatin in addition to maintaining a number of ongoing Phase I and Phase II clinical trials for Endostatin and Panzem™. As of December 31, 2002, the Company had patients enrolled both Phase I and Phase II trials for Angiostatin, Endostatin and Panzem™. The Company’s payment obligations vary between clinical trial agreements.

5.     LICENSE AGREEMENTS

     On January 18, 2002 the Company entered into a five-year strategic alliance with Allergan, an ophthalmic research and development and pharmaceutical company, to develop and commercialize small molecule angiogenic inhibitors for treatment and prevention of diseases and conditions of the eye. Panzem™ is the first small molecule to be licensed, developed and marketed under this agreement. Allergan and EntreMed will co-develop Panzem™ to treat age-related macular degeneration (ARMD), a leading cause of blindness that is the result of bleeding from ruptured new blood vessels that form under the retina. The Company is entitled to receive royalties on any revenues resulting from this arrangement and specified milestone payments upon the completion of initiation of defined development stages and regulatory approvals.

     Concurrent with the Agreement, a stock purchase agreement was executed whereby Allergan purchased 728,863 shares of EntreMed common stock and received a detachable warrant to purchase an additional 109,329 shares of EntreMed common stock. The Company received $5.0 million as consideration for the investment. The stock price was based on the average closing price of EntreMed’s common stock for the three days ended January 17, 2002, which was $6.86 per share of common stock. The warrants have a five-year contractual life and an exercise price of $12.15 per share of common stock. In addition the Company received a non-refundable up-front payment of $1.0 million. Due to the fact that the license agreement and the stock purchase agreement were negotiated and entered into concurrently, the Company determined that it was appropriate to allocate the consideration received of $6.0 million between the securities that were sold and the license arrangement. Approximately $5.0 million was allocated to the common stock, $323,000 to the detachable warrants, $477,000 was recorded as deferred revenue and $200,000 related to a the Company’s royalty obligation to CMCC. Deferred revenue is being recognized as revenue on a straight-line basis over the term of the arrangement.

     The Company has an exclusive license agreement with Celgene Corporation (Celgene) for certain of the Company’s thalidomide patents. As of August 6, 2001 the Company sold its rights under the agreement to Bioventure Investments kft (Bioventure) for $22.6 million and the rights to receive additional contingent payments under certain circumstances. The Company received licensing payments from Celgene of $1.4 million and $3.1 million in 2001 and 2000.

     On November 19, 2002, Celgene filed a lawsuit against the U.S. Patent and Trademark Office (PTO) and Entremed to block the issuance of patent applications protecting Entremed’s ENMD 0995, a thalidomide analog. Entremed filed its own lawsuit against Celgene in the United States District Court in the Southern District of Maryland, asking that the Court declare three of Celgene’s patents invalid, find that Celgene has violated U.S. antitrust laws, and award Entremed unspecified damages. The dispute with Celgene centered around ENMD 0995, Entremed’s latest drug candidate that entered Phase I clinical trials in November 2002. The Company was granted Orphan Drug designation from the Food and Drug Administration for the treatment of patients with multiple myeloma.

     On December 31, 2002, the Company entered into a series of agreements and transactions with Celgene and Children’s Medical Center Corporation (“CMCC”) including an Exclusive License Agreement among Celgene, CMCC and Entremed (the “License Agreement”), Asset Purchase Agreement by and between Celgene and Entremed (the “Asset Purchase Agreement”) and a Securities Purchase Agreement between Entremed and Celgene (the “Securities Purchase Agreement”).

     The net effect of the agreements was the sale to Celgene of the Company’s assets, properties and rights related to Thalidomide Analogs, the transfer to Celgene and elimination of the Company’s rights and obligations under its Analog licensing agreements with Children’s Medical Center Corporation (CMCC), the settlement of all litigations between the Company and Celgene, the issuance of 3,350,000 shares of Series A Convertible Preferred Stock and a warrant to purchase 7,000,000 shares of common stock of the Company to Celgene, the issuance of 900,000 warrants to CMCC and the payment of $26.75 million to the Company by Celgene.

     In summary, EntreMed received $26,750,000 from Celgene for the series of agreements and transactions signed on December 31, 2002. The proceeds have been allocated as follows, based on the estimated fair value of the instruments.

Preferred Stock	$14,405,000
Warrants issued to Celgene	4,200,000
Warrants issued to CMCC	540,000
Royalties paid to CMCC	3,000,000
Transaction fees	1,665,000
Gain on sale of asset	2,940,000

$26,750,000

6.     NOTES PAYABLE

     In December 1999, the Company entered into a $3,000,000 note payable with a financing company secured by substantially all of the Company’s furniture and equipment. The note bore interest at a rate of 10.027% per annum. The note was fully satisfied in 2002. The Company entered two equipment lease agreements in 2002 these lease are treated as direct financing and as such the Company has recorded a note payable with a remaining principle balance of $91,843 at December 31, 2002.

     Our subsidiary MaxCyte, has issued convertible promissory notes having values of $4,773,000 and $3,278,000 as of December 31, 2002 and 2001, respectively. The interest rates on the notes range from 3% to 8%, and the notes mature in 2003. The notes, plus the accrued interest, are convertible to common stock of MaxCyte at any time at the option of the holder and are subject to a mandatory conversion to Series B Convertible Preferred Stock upon the occurrence of certain specified events. Holders of the promissory notes also received warrants to purchase a total of 13,675 shares of common stock of EntreMed. Repayment of convertible promissory notes issued by MaxCyte is the sole responsibility of MaxCyte.

7.     INCOME TAXES

     The Company has net operating loss carryforwards for income tax purposes of approximately $231,200,000 at December 31, 2002 ($186,927,000 at December 31, 2001) that expire in years 2007 through 2021. The Company also has research and development tax credit carryforwards of approximately $10,764,000 as of December 31, 2002 that expire in years 2008 through 2016. These net operating loss carryforwards include approximately $19,800,000, related to exercises of stock options for which the income tax benefit, if realized, would increase additional paid-in capital. The utilization of the net operating loss and research and development carryforwards may be limited in future years due to changes in ownership of the Company pursuant to Internal Revenue Code Section 382. For financial reporting purposes, a valuation allowance has been recognized to reduce the net deferred tax assets to zero due to uncertainties with respect to the Company’s ability to generate taxable income in the future sufficient to realize the benefit of deferred income tax assets.

     Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

	DECEMBER 31,
	2002	2001

Deferred income tax assets (liabilities):
Net operating loss carryforwards	$87,504,000	$72,650,000
Research and development credit carryforward	10,764,000	8,788,000
Deferred revenues	151,000	55,000
Equity investment	69,000	50,000
Other	477,000	276,000
Depreciation	2,000	(126,000)
Valuation allowance for deferred income tax assets	(98,967,000)	(81,693,000)

Net deferred income tax assets	$—	$—

     A reconciliation of the provision for income taxes to the federal statutory rate is as follows:

	2002	2001	2000

Tax benefit at statutory rate	$(13,268,000)	$(14,725,000)	$(16,590,000)
State taxes	(1,555,000)	(1,728,000)	(1,945,000)
Tax credits	(1,892,000)	(2,712,000)	(2,074,000)
Permanent differences	51,000	35,000	(1,474,000)
Valuation allowance	16,664,000	19,130,000	22,083,000

	$—	$—	$—

8.     STOCKHOLDERS’ EQUITY

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

     In January 2002, the Company entered into a five-year strategic alliance with Allergan, a leader in ophthalmic research and development and pharmaceutical products, to develop and commercialize small molecule angiogenic inhibitors for treatment and prevention of diseases and conditions of the eye. Panzem™ is the first small molecule to be licensed, developed and marketed under this agreement. Under the terms of the agreement, Allergan also purchased 728,863 shares of common stock and warrants for $5,000,000.

     In December 2000, the Company exercised its option to repurchase 291,666 of its common shares from Bristol-Myers Squibb for $13.143 a share at a total repurchase price of $3,833,367. Bristol-Myers Squibb’s remaining shares held in connection with the collaborative research and development agreement are subject to certain restrictions. The company guaranteed to either repurchase the shares for $13.143 or pay to BMS the difference between $13.143 and the per share sales price, in the event that the shares are sold, pursuant to the agreement, at less than $13.143. The Company’s repurchase liability for the common stock was $1.4 million at December 31, 2001. In December 2002 the December 2001 agreement was renegotiated and BMS returned 291,666 shares of our common stock. This stock is reflected as Treasury Stock on the consolidated balance sheet. Prior to the extinguishment of this obligation the Company, recorded an aggregate $3,363,000 in its consolidated statement of operations related to the change in the fair value of this liability.

     In December 2002 the Company reached agreements with five creditors, including BMS, to settle $8,086,000 in current liabilities. The Company issued consideration of $5,911,000 in cash, stock and warrants to satisfy the renegotiated obligations, resulting in a $2,175,000 gain on discharge of liabilities. 1,314,000 shares of common stock, net of the 291,666 repurchased from BMS, and warrants to purchase 675,000 shares of common stock were issued in December 2002 and 1,147,872 shares of common stock were issued in January 2003.

     The Company issued 3,350,000 shares of Series A Preferred Stock to Celgene (See Note 5). The Series A Preferred Stock is convertible, at the option of Celgene, at any time, into common stock at an initial per share conversion price of $5.00 (1 share of preferred convert into 5 shares of common). The conversion price is subject to change for certain dilutive events, as defined. At any time after December 31, 2003, the Company may cause the Series A Preferred Stock to convert automatically provided all of the following conditions are met:

(i)	As of the conversion date, the common stock is traded and was traded during the 60 trading days preceding the conversion date, on a national securities exchange;

(ii)	The average per share closing price of the common stock is greater than $5.00 over a 60-trading day period ending on the conversion date, and

(iii)	A registration statement with respect to resale of the common stock issuable in the conversion to the holders of the Series A Preferred Stock has been filed with the SEC, such registration statement is effective and the Company has agreed to maintain the effectiveness of the registration statement for at least 180 consecutive days beginning with the conversion date.)

     The Series A Preferred Stock will accrue and accumulate dividends at a rate of 6% and will participate in dividends declared and paid on the common stock, if any. All accrued dividends must be paid before any dividends may be declared or paid on the Common Stock, and will be added to the liquidation preference of the Series A Preferred Stock payable upon the liquidation, dissolution or winding up of the Company. The liquidation preference is equal to the greater of:

(i)	Two times the original per share purchase price plus accrued and unpaid dividends or

(ii)	The amount per share that would be payable to a holder of shares of the Series A Preferred Stock had all of the shares been converted to common stock immediately prior to a liquidation event.

     No dividends accrued in 2002 due to the proximity of the issuance of the Series A Preferred to year-end.

     Holders of the Series A Preferred Stock generally vote together with the holders of common stock, with each share of Series A Preferred Stock representing the number of votes equal to that number of shares of common stock into which it is then convertible.

9.     STOCK OPTIONS AND WARRANTS

     The Company has adopted incentive and nonqualified stock option plans whereby 7,983,333 shares of the Company’s common stock were reserved for grants to various executive, scientific and administrative personnel of the Company as well as outside directors and consultants, of which 885,019 shares remain available for grant as of December 31, 2002. These options vest over periods varying from immediately to four years and generally expire 10 years from the date of grant. During 2001, the Company incurred compensation expense of $144,000 due to the extension of the terms of certain granted options.

     Pro forma information regarding net income and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method . The fair values for these options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rates of 4.0%, 4.4% and 6.0%; no dividend yields; volatility factors of the expected market price of the Company’s common stock of 1.15, .85 and 1.14; and a weighted-average expected life of an option of 6 years in each instance.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair values of the options and warrants are amortized to expense over the vesting period. The weighted average fair value per option granted in 2002, 2001 and 2000 was $1.77, $8.07 and $21.40, respectively

     A summary of the Company’s stock options and warrants granted to employees and directors and related information for the years ended December 31 follows:

		Weighted Average
	Number of Options	Exercise Price

Outstanding at January 1, 2000	3,700,006	$13.64
Exercised	(488,008)	$6.26
Granted	874,075	$24.80
Canceled	(41,585)	$24.87

Outstanding at December 31, 2000	4,044,488	$16.61
Exercised	(68,548)	$1.91
Granted	1,859,453	$10.93
Canceled	(101,691)	$20.86

Outstanding at December 31, 2001	5,733,702	$14.86
Exercised	(8,500)	$1.09
Granted	1,316,551	$2.07
Canceled	(432,488)	$18,84

Outstanding at December 31, 2002	6,609,265	$12.04

Exercisable at December 31, 2002	5,319,609	$12.97

The following summarizes information about stock options and warrants granted to employees and directors outstanding at December 31, 2002:

		Options Outstanding		Options Exercisable

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 12/31/02	Life in Years	Price	at 12/31/02	Price

$0.00-$9.35	2,979,745	7.7	$5.32	2,047,290	$5.45
$9.36-$18.70	2,466,632	5.7	$13.74	2,182,139	$13.76
$18.71-$28.05	846,961	5.7	$23.64	810,511	$23.58
$28.06-$37.40	293,805	7.2	$29.54	260,360	$29.59
$37.41-$46.75	1,962	7.1	$42.12	1,649	$41.81
$46.76-$56.10	19,298	7.4	$52.53	16,798	$52.46
$56.11-$65.45	862	7.2	$58.31	862	$58.31

	6,609,265	6.7	$12.04	5,319,609	$12.97

     The Company has granted warrants valued at approximately $195,000 to consultants and certain third parties. In addition, the Company also issued 7,000,000 warrants to Celgene in conjunction with the December 31, 2002 transaction. Warrants granted generally expire after 5 years from the date of grant. Stock warrant activity to non-employees is as follows:

		Weighted Average
	Number of Shares	Exercise Price

Outstanding at January 1, 2000	1,667,992	$27.37
Granted	23,241	$22.97
Exercised	(992,946)	$25.94
Cancelled	(38,919)	$25.45

Outstanding at December 31, 2000	659,368	$29.39
Granted	746,263	$11.75

Outstanding at December 31, 2001	1,405,631	$27.20
Granted	8,705,949	$1.55

Outstanding at December 31, 2002	10,111,580	$4.13

Exercisable at December 31, 2002	3,111,580	$10.14

10.     COMMITMENTS AND CONTINGENCIES

Contingencies

     Abbott Laboratories filed a law suit against CMCC and EntreMed in the Federal District Court in Massachusetts requesting, among other things, that the court substitute Dr. Donald Davidson as inventor on Children’s U.S. Patent No. 4,854,221 which covers use of the Kringle 5 region of the plasminogen molecule as an anti-angiogenic agent and a declaratory judgment from the court to invalidate any agreement between CMCC and EntreMed regarding this patent. Abbott also filed a claim for misappropriation of trade secrets related to the Kringle 5 molecule seeking actual and punitive damages from the defendants. On July 18, 2000, we filed counterclaims against Abbott Laboratories including tortuous interference with contract and a declaratory judgement that Abbott’s patent covering Kringle 5 is invalid and that Children’s patent covering Kringle 5 is valid.

     In August 2002, the law suit between Donald J. Davidson and Abbott Laboratories and Yihai Cao, Judah Judah Folkman, Michael S. O’Reilly, The Children’s Medical Center Corporation and EntreMed, Inc., U.S. District Court for the District of Massachusetts, Case No. 00-CV-11046-GAO was dismissed. EntreMed has no obligations due under the terms of the settlement as of December 31, 2002.

     On November 19, 2002, Celgene requested that the D.C. U.S. District Court issue preliminary and permanent injunctions directing the Under Secretary of Commerce for Intellectual Property and PTO Director, to withdraw specific ENMD 0995 related patent applications, from issuance. We were named as a co-defendant with the Under Secretary in the case. We filed our own lawsuit on November 12, 2002, asking that the Court declare three of Celgene’s patents invalid, find that Celgene has violated U.S. antitrust laws, and award us unspecified civil and punitive damage.

     As part of Celgene’s December 31, 2002 purchase of the thalidomide analog programs that were licensed to us, Celgene and we agreed to dismiss the aformentioned lawsuits filed regarding patents and patent applications relating to ENMD 0995.

Commitments

     The Company entered into two license agreements with Children’s Hospital, Boston for the exclusive, worldwide, royalty-bearing licenses to make, use and sell Endostatin and 2-Methoxyestradiol, both inhibitors of angiogenesis. In consideration for receiving the rights, the Company must pay a royalty on any sublicensing fees, as defined in the agreements, to Children’s Hospital, Boston. Each agreement obligates the Company to pay up to $1,000,000 “upon the attainment of certain milestones.” As of December 31, 2002, the Company has paid $300,000 under these agreements.

\

     The Company leases its primary facilities through February 2009. The lease agreement provides for escalation of the lease payments over the term of the lease, however, rent expense is recognized under the straight-line method. Additionally, the Company leases office equipment under operating leases. The future minimum payments under its facilities and equipment leases as of December 31, 2002 are as follows:

2003	$1,003,600
2004	961,300
2005	944,100
2006	962,600
2007	991,600
Thereafter	1,192,400

Total minimum payments	$6,055,600

     Rental expense for the years ended December 31, 2002, 2001 and 2000 was $1,031,000, $903,000, and $857,000, respectively.

11.     EMPLOYEE RETIREMENT PLAN

     The Company sponsors the EntreMed, Inc. 401(k) and Trust. The plan covers substantially all employees and enables participants to contribute a portion of salary and wages on a tax-deferred basis. Contributions to the plan by the Company are discretionary. Contributions by the Company totaled $230,000, $215,000 and $160,000 in 2002, 2001 and 2000, respectively.

12.     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Summarized quarterly financial information for the years ended December 31, 2002 and 2001 is as follows:

		QUARTER ENDED
	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,

2002
Revenues	$59,930	$309,170	$345,569	$461,821
Research and development costs	10,858,672	7,311,902	8,870,922	4,266,931
General and administrative expenses	3,791,012	4,238,340	3,170,141	2,732,640
Gain on sale of asset	—	—	—	2,940,184
Gain on discharge of liabilities	—	—	—	2,174,765
Net loss	(14,514,479)	(11,251,129)	(11,751,630)	(1,504,914)
Net loss per share (basic and diluted)	$(0.67)	$(0.51)	$(0.54)	$(0.07)
2001*
Revenues	$883,952	$757,523	$90,988	$129,478
Research and development costs	8,900,852	12,324,865	13,077,116	19,898,346
General and administrative expenses	2,921,261	3,604,134	3,552,701	4,394,916
Gain on sale of royalty interest	—	—	22,410,182	—
Net loss	(10,594,949)	(14,876,269)	6,165,262	(24,003,115)
Net loss per share basic	$(0.62)	$(0.82)	$.34	$(1.29)
Net loss per share diluted	$(0.62)	$(0.82)	$.33	$(1.29)

* 2001 Expenses are restated to reflect a reallocation of depreciation and facility related costs between G&A and R&D