Form 10-K/A
period 2002-12-31
ENTREMED INC
filed 2003-04-25
CIK 895051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

Commission file number 0-20713

EntreMed, Inc.
(Exact name of registrant as specified in its charter)

Delaware	58-1959440
(State of Incorporation)	(I.R.S. Employer Identification No.)
9640 Medical Center Drive, Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (240) 864-2600

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No ______

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
[X] Yes  [  ] No

As of June 30, 2002, the aggregate market value of the shares of common stock held by non-affiliates was approximately $ 64,896,000.

As of April 23, 2003, 24,418,566 shares of the Company’s common stock was outstanding.

EXPLANATORY NOTE:

     This Amendment No. 1 to the Form 10-K for the fiscal year ended December 31, 2002 reflects the addition of the information required by Part III of Form 10-K, which was omitted in reliance on General Instruction G(3) thereto, and certain other updated information. We have made no further changes to the previously filed Form 10-K. Except as otherwise specifically noted, all information in this Form 10-K/A is as of December 31, 2002 and does not reflect any subsequent information or events.

Item 3. LEGAL PROCEEDINGS

     With respect to a previously-reported outstanding liability for manufacturing costs, Chiron Corporation filed a complaint against the Company on April 11, 2003 in Alameda County (California) Superior Court, seeking to recover $2,862,388.59 for manufacturing services related to our product candidates pursuant to the Additional Manufacturing Services Agreement between Chiron and the Company dated June 5, 2002. The Company is seeking to resolve this dispute.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages and positions of our executive officers and directors as of April 23, 2003:

Name	Age	Position

Michael M. Tarnow	58	Chairman of the Board of Directors
Wendell M. Starke	61	Vice Chairman of the Board of Directors
Neil J. Campbell	43	President and Chief Operating Officer
James D. Johnson, Ph.D., J.D	55	Senior Vice President and General Counsel
Donald S. Brooks	67	Director
Jerry Finkelstein	87	Director
Jennie C. Hunter-Cevera, Ph.D.	55	Director
Mark C. M. Randall	40	Director
Peter S. Knight	52	Director
Dane R. Saglio	45	Chief Financial Officer

     Michael Tarnow was appointed chairman of our Board in February 2003. Since 2000, Mr. Tarnow has been an advisor to and member of the boards of directors of several healthcare-related organizations in the U.S., Canada and Europe. From 1995-2000, he was President and CEO of Boston-based Creative BioMolecules, Inc. Prior to 1995, he spent 22 years at Merck & Co., Inc., where he served in a wide variety of positions including heading corporate development, President and CEO of Merck Frosst Canada and Executive Vice President of Merck-Medco. Mr. Tarnow received his J.D. from the University of Illinois and his bachelor’s degree from Wayne State University.

     Wendell M. Starke has been Vice Chairman of the Board of Directors since June 1998 and a director of the Company since April 1994. Mr. Starke is a Chartered Financial Analyst and a Chartered Investment Counselor. Mr. Starke was President and Chief Investment Officer of INVESCO Capital Management, Inc. from 1979 to 1991. From 1992 to 1999, he served as Chairman of INVESCO, Inc., the parent company of INVESCO Capital Management and other INVESCO money management subsidiaries in the United States. Mr. Starke retired from INVESCO in June 1999.

     Neil J. Campbell, M.A., M.B.A., Mr. Campbell joined EntreMed in April of 2001 as our Vice President of Corporate Development. He was promoted to Senior Vice President of Corporate Development in February 2002 and President and Chief Operating Officer in October 15, 2002. Prior to joining EntreMed, he had served since June 2000 as Senior Director of Commercial Development for Celera Genomics, where he led US and international efforts in developing the Genomic markets for bioinformatic databases, discovery services and drug discovery programs within the pharmaceutical, biotechnology and academic marketplaces. From January 2000 to June 2000 he was Director, Sales and Marketing and Director of Business Development, Academic and Biotech Programs at Celera Genomics, where he was responsible for product line strategy and development, pricing and business models for emerging businesses, technology licensing collaboration for Celera technology and in/out licensing of domain content and technology development. Mr. Campbell has also held senior executive roles within general management, business development and marketing with Life Technologies, Inc. (now Invitrogen) and IGEN International, Inc., including Director, Cell & Molecular Biology Businesses at Life Technology from 1997-2000. Mr. Campbell also worked for a number of years in sales, marketing and product development with Abbott Laboratories. Mr. Campbell received his B.S./B.A. from Norwich University and his M.A. and M.B.A from Webster University.

     James D. Johnson, Ph.D., J.D., has been our Senior Vice President and General Counsel since May 2001. Dr. Johnson has been a partner with the law firm of Kilpatrick, Stockton since 2000. Before that he had been a partner with the law firm of Jones and Askew, which merged with Kilpatrick, Stockton in 2000, since 1993. He graduated from the University of the South with a B.A. in Chemistry and received his Ph.D. in Biochemistry from the Emory University School of Medicine. He graduated from the Emory University School of Law.

     Donald S. Brooks has been one of EntreMed’s directors since April 1996 and was Vice President, Legal Affairs from 1998 until August 2001. Between 1993 and 1998, Mr. Brooks was a practicing attorney with the law firm of Carella Byrne Bain Gilfillan Cecchi Stewart and Olstein, Roseland, New Jersey, which represents the Company on certain matters. Mr. Brooks continues to be of counsel to the firm. Prior thereto, Mr. Brooks was employed by Merck and Co., Inc. for 27 years, most recently, from 1986 to 1993, as Senior Counsel. From 1980 to 1985, Mr. Brooks served as a U.S. employer delegate to the Chemical Industries Committee, International Labor Organization in Geneva, Switzerland.

     Jerry Finkelstein has been a director of the Company since April 1998. Mr. Finkelstein has been a senior advisor to Apollo Advisors, L.P., a fund manager, since March 1994, and the Chairman of the Board of News Communications, Inc., a consortium of 23 publications, since August 1993. Mr. Finkelstein is the former publisher of the New York Law Journal, a daily legal newspaper. He has been a member of the Boards of Rockefeller Center, Chicago Milwaukee Corporation, Chicago Milwaukee Railroad Corporation, Bank of North America, Struthers Wells Corporation, The Hill, and PATH Railroad. Mr. Finkelstein has also held the following positions: member of Task Force Committee on the sale of the World Trade Center; Chairman of the New York City Planning Commission, and Commissioner of the Port Authority of New York and New Jersey, as well as numerous civic, social and political appointments.

     Jennie C. Hunter-Cevera has been a director of the Company since June 2001. Dr. Hunter-Cevera is the President of the University of Maryland Biotechnology Institute. Prior to joining the University of Maryland in October of 1999, Dr. Hunter-Cevera had been the head of the Center for Environmental Biotechnology at Lawrence Berkeley National Laboratory between November 1994 and September 1999. Dr. Hunter-Cevera is Past-President of SIM and USFCC and is an active member of ASM and ACS. She served as Senior Editor for JIM for 10 years and has served as a reviewer for proposals in metabolic biochemistry and bioremediation for NSF and DOE. She was a member of the Secretary of Agriculture Glickman’s Genetic Resources Advisory Board, President Clinton’s Council on Biotechnology for the State Department, USA representative to the OECD on Biological Resource Centers and serves on the Advisory Board for the Leadership Alliance for Biodiversity. She has given over 40 invited lectures, seven keynote lectures, and is the author of several papers and holder of two patents. Dr. Hunter-Cevera was elected to the American Academy of Microbiology in 1995, the recipient of the 1996 SIM Charles Porter Award, elected as a SIM Fellow in 1997 and the 1999 Nath Lecturer at West Virginia University. She is member of the State Department’s Council on Biotechnology.

     Mark C. M. Randall has been a director of the Company since April 1996. Since 1985, Mr. Randall has been associated with Sarasin International Securities Limited, London, England, a wholly-owned subsidiary of Bank Sarasin & Cie, a private bank based in Switzerland, of which he has been a Director since 1994 and Managing Director since 1999. Mr. Randall also serves as Chairman of Acorn Alternative Strategies (Overseas) Ltd., an investment fund company.

     Peter S. Knight has been a Director of the Company since June 2000 and is a Managing Director of MetWest Financial, a Los Angeles based financial services company. Mr. Knight was a principal in Sage Venture Partners, a telecommunications investment firm and had been a partner in the law firm of Wunder, Knight, Forscey & DeVierno from 1991 to 1999. In 1996, at the request of President Clinton, Mr. Knight took a leave of absence from his firm to serve as the National Campaign Manager for Clinton/Gore ‘96. Prior to his partnership with the firm, Mr. Knight was the General Counsel and Secretary of the Medicis Pharmaceutical Corporation. In addition to the EntreMed Board of Directors, Mr. Knight serves on the Board of Directors of Whitman Education Group, providers of postsecondary education, and Medicis Pharmaceutical Corporation, a pharmaceutical company specializing in dermatology. Mr. Knight also serves on the board of the Schroeder Family of Mutual Funds. He serves on the Board of Directors for the former Vice President’s Residence Foundation, and the Board of Directors of the Center for National Policy. He holds a Juris Doctor degree from the Georgetown University Law Center and a Bachelor of Arts degree from Cornell University.

     Dane R. Saglio joined EntreMed in April of 2000 as our Controller. He was appointed our Chief Financial Officer in February 2003. Prior to joining EntreMed, Mr. Saglio had been Director of Finance at Public Communications Associates (Cominex), a private telecommunications company, since 1996. Mr. Saglio has 20 years of experience, holding positions in accounting and general management in the telecommunications, real estate, and government contracting industries prior to joining EntreMed. Mr. Saglio received his bachelor’s degree in Business Administration from the University of Maryland and is a certified public accountant licensed in Maryland.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the 1934 Securities and Exchange Act (the “1934 Act”) requires the Company’s executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports filed by such reporting persons.

     Based solely on our review of such forms furnished to the Company and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

Item 11. EXECUTIVE COMPENSATION

     The following summary compensation table sets forth the aggregate compensation paid or accrued by us to the Chief Executive Officer and to executive officers whose annual compensation exceeded $100,000 for fiscal 2002 (collectively, the “named executive officers”) for services during the fiscal years ended December 31, 2002, 2001 and 2000.

SUMMARY COMPENSATION TABLE

				LONG TERM
				COMPENSATION
				AWARDS
				SECURITIES
				UNDERLYING
		ANNUAL	BONUS	OPTIONS/SARS	ALL OTHER
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	($)	(#)	COMPENSATION

John W. Holaday, Ph.D.	2002	398,825	0	280,000	22,343	(2)
Chairman and Chief Executive	2001	395,000	0	250,000	22,432
Officer (Chairman until January 31,	2000	380,000	150,000	150,000	21,298
2003 and CEO until November 5, 2002)
Neil J. Campbell	2002	251,750	(1)	175,000	9,792	(3)
President and Chief	2001	159,375	0	205,000	5,764
Operating Officer
Dane R. Saglio	2002	122,812	(1)	35,000	9,792	(3)
Chief Financial Officer	2001	105,962	15,000	14,200	9,881
	2000	87,000	9,548	11,500	5,102
Edward Gubish	2002	257,227	0	40,000	80,458	(4)
President and Chief Operating	2001	295,000	0	222,000	9,881
Officer (until October 16, 2002)	2000	250,000	125,000	115,000	8,747
James D. Johnson, Ph.D., J.D	2002	209,383	(1)	100,000	666	(3)
Senior Vice President and	2001	183,333	0	195,000	683
General Counsel

(1)	Consideration of bonuses for 2002 has been deferred.

(2)	$12,551 of such amount represents the premiums paid by us with respect to a split-dollar life insurance policy on the life of Dr. Holaday. Premiums paid by us on such policy are treated as non-interest bearing advances to the insured for the policy. The initial proceeds of any death benefit are required to be used to repay the indebtedness, and the balance of the insurance proceeds are payable as designated by the insured. See “Employment Contracts and Termination of Employment and Change-in-Control Arrangements”. The remaining amount represents group health insurance premiums paid on behalf of such officer.

(3)	Consists of group health insurance premiums paid on behalf of such officer.

(4)	$70,666 of such amount represents severance payments pursuant to the terms of a separation agreement dated September 18, 2002. The remaining amount represents health insurance premiums paid on behalf of such officer. The terms of this separation agreement expired October 15, 2003.

     The following table sets forth certain information with respect to individual grants of stock options made during the fiscal year ended December 31, 2002 to each of the named executive officers.

Option/SAR Grants in Last Fiscal Year

					Potential Realizable
					Value at Assumed
					Annual Rates of Stock
					Price Appreciation for
	Individual Grants				Option Term (1)

	%	of Total
	Number of	Options/
	Securities	SA Rs Granted	Exercise
	Underlying	to Employees	or Base
	O ptions/SARs	in Fiscal	Price	Expiration
Name	Granted (#)	Year	($/sh)	Date	5% ($)	10% ($)

John W	10,000	.10%	6.33	2/25/2012	39,809	100,884
Holaday, Ph.D.	20,000	.20%	4.85	6/6/2012	61,003	154,593
	250,000	2.48%	1.09	9/25/2012	171,374	434,295
Gubish, Edward	40,000	.40%	1.09	9/25/2012	27,420	69,487
Neil J. Campbell	175,000	1.74%	1.09	9/25/2012	119,962	304,006
Dane R. Saglio	5,000	.10%	7.50	4/17/2012	47,167	119,531
	5,000	.10%	7.50	4/17/2012	47,167	119,531
	25,000	.25%	1.09	9/25/2012	17,137	43,429
James D.	100,000	.99%	1.09	9/25/2012	68,550	173,718
Johnson, Ph.D., J.D.

(1)	Calculated by multiplying the exercise price by the annual appreciation rate shown (as prescribed by SEC rules and compounded for the term of the options), subtracting the exercise price per share and multiplying the gain per share by the number of shares covered by the options. These amounts are not intended to forecast possible future appreciation, if any, of the price of our shares. The actual value realized upon exercise of the options to purchase our shares will depend on the fair market value of our shares on the date of exercise.

     The following table sets forth information concerning all option holdings for the fiscal year ended December 31, 2002 for each of the named executive officers.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

	Number of Securities		Value of Unexercised
	Underlying Options/SARs at		In-the-Money Options/SARs
	Fiscal Year-End (#)		at Fiscal Year-End ($) (1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

John W. Holaday Ph.D. (2)	1,152,318	284,751	0	0
Edward G. Gubish	672,001	0	0	0
Neil J. Campbell (2)	190,000	190,000	0	0
Dane R. Saglio	29,625	31,075	0	0
James D. Johnson Ph.D., J.D	205,500	151,250	0	0

(1)	Calculated by multiplying the number of unexercised options outstanding at December 31, 2002 by the difference between the fair market value of our shares at December 31, 2002 and the option exercise price.

(2)	Holdings include warrants issued in lieu of stock options.

     Compensation of Directors

     During 2002 the Board of Directors approved that each director of the Company receives automatic grants of non-qualified stock options as follows: upon joining the Board of Directors, each new director will be granted an option to purchase 15,000 shares of Common Stock; for services of Vice Chairman of the Board, the Vice Chairman is granted an option to purchase 15,000 shares in addition to any options received in his capacity as a director; each director whose term in office continues or who is re-elected to the Board will be granted a stock option covering 20,000 shares on the date of each annual meeting of stockholders beginning in 2002. All directors continue to be reimbursed for expenses actually incurred in connection with attending such meetings. In addition in February 2002, each member of the Board of Directors received a supplemental option grant to purchase 10,000 shares of Common Stock.

     Pursuant to a Board Service Agreement between the Company’s Chairman, Michael Tarnow, and the Company dated February 5, 2003, Mr. Tarnow is paid $5,000 per month for his services as Chairman. He also received an option to purchase 250,000 shares of Common Stock, 25% of which were exercisable immediately and 25% of which become exercisable each year over the next three years. Mr. Tarnow is also reimbursed for expenses in connection with his service as Chairman, including travel to and from Board meetings. Except as provided by the Board Service Agreement, Mr. Tarnow is not otherwise compensated for his services as Chairman and does not receive the annual option grants granted to the other directors of the Company.

     The Company’s Vice-Chairman, Mr. Wendell Starke also received $60,133.38 for services in 2002 and is eligible to participate in our 2001 Long-Term Incentive Plan.

     Following Mr. Brook’s retirement as our Vice President of Legal Affairs as of August 2001, Mr. Brooks serves as our consultant. He received $174,000 for these services in 2002.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

     The employment of Dr. John Holaday, our former Chairman and Chief Science Officer, was terminated pursuant to a Transition Agreement entered into between the Company and Dr. Holaday on January 31, 2003. Pursuant to the Transition Agreement, Dr. Holaday received a lump-sum severance payment of $55,650 and a lump-sum payment of $50,513.44 for accrued but unused paid time off. Dr. Holaday will also receive twice-monthly payments of $20,405 for 12 months. In addition, we agreed to accelerate the vesting of certain stock options held by Dr. Holaday. Dr. Holaday was also granted a warrant to purchase up to 100,000 shares of the Company’s Common Stock at $1.04 per share; 10,000 of the options become exercisable each month beginning January 2003 and expire if not exercised within that month. We will also pay up to $10,000 for executive outplacement services for Dr. Holaday. In addition, the Company will maintain and pay the premiums for Dr. Holaday’s medical insurance in effect as of his termination date through January 31, 2004. Finally, the Company paid the annual premium for a life insurance policy covering Dr. Holaday and his wife for the annual period beginning February 26, 2003.

     Edward Gubish, our former President and Chief Operating Officer, left the Company on October 15, 2002. Pursuant to a Confidential Separation Agreement and Mutual Release between the Company and Dr. Gubish dated September 18, 2002, Dr. Gubish received as severance 12 months of his salary or $339,199.92. He also received payment for accrued vacation time and stock options for 2001 and 2002 as disclosed in the summary compensation table. In addition, we agreed to accelerate the vesting of certain stock options held by Dr. Gubish. Finally, we agreed to maintain Dr. Gubish’s health insurance through the Company and to pay the premiums for such insurance for a period of 12 months or, if earlier, until he secured other employment.

     On August 1, 2002, we entered into a Change in Control Agreement with Neil Campbell, our President and Chief Operating Officer. The agreement provides that if Dr. Campbell is terminated without cause or resigns for good reason in connection with a change in control of the Company, he is entitled to a severance payment based on 24 months salary and bonus and continuation of life, health, accident and disability insurance benefits for a period of 24 months. In addition, the vesting of Dr. Campbell’s options to purchase Common Stock will be accelerated to become exercisable on the date of his termination. The Company is obligated to provide a “gross-up payment” in connection with any taxes due on such termination benefits. If Dr. Campbell should die while entitled to any payments or benefits under the agreement, such payments and benefits are payable to Dr. Campbell’s heirs or estate.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth, as of April 23, 2003, certain information concerning stock ownership of all persons known by us to own beneficially more than 5% of our Common Stock, $.01 par value per share, as well as each director or director nominee, each executive officer named under “Executive Compensation and Other Matters” and all of our directors and executive officers as a group.

	Amount and Nature of
	Beneficial
Name of Beneficial Owner (1)	Ownership (1)		Percentage of Class

Michael M. Tarnow	62,500	(2)	*
John W. Holaday, Ph.D.	2,225,501	(3)	8.61%
Edward R. Gubish, Ph.D.	682,001	(4)	2.72%
Donald S. Brooks	281,001	(5)	1.14%
James D. Johnson Ph.D, J.D	301,168	(6)	*
Peter S. Knight	75,000	(7)	*
Jerry Finkelstein	165,000	(8)	*
Jennie C. Hunter-Cevera, Ph.D	45,000	(9)	*
Mark C. M. Randall	163,001	(10)	*
Wendell M. Starke	922,711	(11)	3.72%
Dane R. Saglio	32,250	(12)	*
Neil J. Campbell	197,500	(13)	*
All executive officers and	5,069,465	(14)	18.03%
directors as a group (12 persons)

More Than 5% Beneficial Owner
Celgene Corporation	23,750,000	(15)	49.31%
7 Powder Horn Drive
Warren, N.J. 07059

*Less than 1%

(1)	Beneficial ownership is defined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally means the power to vote and/or to dispose of the securities regardless of any economic interest therein.

(2)	Includes 62,500 shares issuable upon exercise of options and warrants which are exercisable within 60 days and 187,500 shares issuable upon exercise of options not exercisable within 60 days.

(3)	Includes 1,417,069 shares issuable upon exercise of options and warrants which are exercisable within 60 days and 126,666 shares held by a limited partnership of which Dr. Holaday is the general partner. Does not include 50,000 shares issuable upon exercise of warrants not exercisable within 60 days.

(4)	Includes 672,001 shares issuable upon exercise of options that are exercisable within 60 days.

(5)	Includes 281,001 shares issuable upon exercise of options that are exercisable within 60 days.

(6)	Includes 218,000 shares issuable upon exercise of options that are exercisable within 60 days. Does not include 138,750 shares issuable upon exercise of options not exercisable with 60 days.

(7)	Includes 75,000 shares issuable upon exercise of options that are exercisable within 60 days.

(8)	Includes 165,000 shares issuable upon exercise of options and warrants that are exercisable within 60 days.

(9)	Includes 45,000 shares issuable upon exercise of options which are exercisable within 60 days.

(10)	Includes 163,001 shares issuable upon exercise of options and warrants that are exercisable within 60 days.

(11)	Includes 400,123 shares issuable upon exercise of options and warrants which are exercisable within 60 days and 21,819 shares held by a limited partnership of which Mr. Starke is the general partner. Does not include 6,250 shares issuable upon exercise of options not exercisable within 60 days. Does not include 39,474 shares owned by various family members of Mr. Starke, as to which Mr. Starke disclaims beneficial ownership.

(12)	Includes 35,250 shares issuable upon exercise of options that are exercisable within 60 days. Does not include 25,450 shares issuable upon exercise of options not exercisable within 60 days.

(13)	Includes 197,500 shares issuable upon exercise of options that are exercisable within 60 days. Does not include 182,500 shares issuable upon exercise of options not exercisable within 60 days.

(14)	Includes 3,704,445 shares issuable upon exercise of options and warrants that are exercisable within 60 days. Does not include 590,450 shares issuable upon exercise of options not exercisable within 60 days.

(15)	Includes 3,350,000 shares of the Company’s Series A convertible preferred stock convertible into 16,750,000 shares of common stock and 7,000,000 shares issuable upon the exercise of a warrant exercisable within the next 60 days.

Options under Employee Benefit Plans

     The following table discloses certain information about the options issued and available for issuance under all outstanding Company option plans, as currently in effect.

	(a)	(b)	(c)

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflecting in
Plan category	and rights	and rights	column (a))

Equity compensation plans approved by security holders	6,152,053	$12.4717	885,019

Equity compensation plans not approved by security holders	94,129	$8.027	0

Total	6,246,182	$12.40	885,019

     “Equity compensation plans not approved by security holders” includes solely warrants issued in connection with compensation for consulting services rendered by the holders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     James D. Johnson, our Senior Vice President, is a partner at Kilpatrick, Stockton, which provides certain patent prosecution and certain other legal services to us. We paid approximately $3,774,709 to Kilpatrick, Stockton for these services in 2002. This amount represents less than 5% of Kilpatrick, Stockton’s total revenues for 2002.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	1. FINANCIAL STATEMENTS — See index to Consolidated Financial Statements.

2.	Schedules

     All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

3.	Exhibits

     Unless otherwise indicated, the exhibits listed herein have been previously filed with the Form 10-K.

3.1	Amended and Restated Certificate of Incorporation of EntreMed, Inc.
3.3(1)	By-laws of EntreMed, Inc.
4.1(8)	Form of Series 1 Warrant
4.2(8)	Form of Series 2 Warrant
4.3	Certificate of Designations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 99.4 of our Form 8-K dated December 31, 2002, and filed with the Commission on January 15, 2003)

4.4	Warrant to Purchase Common Stock, dated January 13, 2003, issued by EntreMed, Inc. in favor of Celgene Corporation (incorporated by reference to Exhibit 99.5 of our Form 8-K dated December 31, 2002, and filed with the Commission on January 15, 2003

10.1(1)	Research Collaboration and License Agreement, dated December 7, 1995, between EntreMed, Inc. and Bristol-Myers Squibb Company (“BMS”)
10.2(1)	Restricted Stock Purchase Agreement, dated December 7, 1995, between EntreMed, Inc. and BMS
10.3(1)	Registration Rights Agreement, dated December 7, 1995, between EntreMed, Inc. and BMS
10.4(1)	Research Agreement, dated September 29, 1993, between EntreMed, Inc. and Children’s Hospital
10.5(1)	Amendment to Research Agreement, dated August 23, 1995, between EntreMed, Inc. and Children’s Hospital
10.6(1)	License Agreement, dated May 26, 1994, between Children’s Medical Center Corporation (“CMCC”) and EntreMed, Inc.
10.7(1)	Amendment to License Agreement, dated August 23, 1995, between CMCC and EntreMed, Inc.
10.8(1)	License Agreement, dated May 26, 1994, between CMCC and EntreMed, Inc.
10.9(1)	Amendment to License Agreement, dated August 23, 1995, between CMCC and EntreMed, Inc.
10.10(1)	Licensing Agreement, dated November 5, 1992, between EntreMed, Inc. and CBRL
10.11(1)	1992 Stock Incentive Plan*
10.12(1)	Amended and Restated 1996 Stock Option Plan*

10.13(1)	Form of Stock Option Agreement*
10.14(2)	License Agreement between Children’s Hospital Medical Center Corporation and EntreMed, Inc. signed December 5, 1996 regarding Endostatin protein, An Inhibitor of Angiogenesis
10.15(2)	License Agreement between Children’s Hospital Medical Center Corporation and EntreMed, Inc. signed December 20, 1996 regarding Estrogenic Compounds as Anti-Mitotic Agents
10.16(3)	Agreement between Bristol-Myers Squibb and EntreMed, Inc. signed August 5, 1997 regarding Termination of Collaborative Research and License Agreement with Respect to Thalidomide Products
10.17(3)	Amendment to the 1996 Stock Option Plan*
10.18(5)	License Agreement between Celgene Corporation and EntreMed, Inc. signed December 9, 1998 regarding thalidomide intellectual property
10.19(5)	Contract Manufacturing Agreement between Covance Biotechnology Services, Inc. and EntreMed, Inc. signed October 16, 1998 regarding Endostatin protein
10.20(5)	Employment Agreement dated as of January 1, 1999, between EntreMed, Inc. and John W. Holaday, Ph.D.*
10.21(5)	Lease Agreement between EntreMed, Inc. and Red Gate III Limited Partnership, dated June 10, 1998*
10.22(6)	1999 Long-Term Incentive Plan*
10.23(6)	Research Agreement, as amended and restated as of June 24, 1999, between EntreMed, Inc. and Children’s Hospital
10.24(7)	Bioprocessing Services Agreement between Covance Biotechnology Services, Inc. and EntreMed, Inc., signed July 7,1999 regarding Angiostatin protein
10.25(7)	Letter of Intent between Covance Biotechnology Services, Inc. and EntreMed, Inc., dated August 30, 1999 regarding Endostatin protein
10.26(8)	Form of Securities Purchase Agreement, dated as of July 22, 1999, by and among EntreMed, Inc. and the purchasers in the offering
10.27(8)	Form of Registration Rights Agreement, dated as of July 27, 1999, by and among EntreMed, Inc. and the purchasers in the offering
10.28(9)	Research Agreement, dated October 1, 1999, between EntreMed, Inc. and Children’s Hospital
10.29(10)	Manufacturing Services Agreement between the Company and Chiron Corporation, dated April 13, 2000
10.30(11)	First Amendment to Research Agreement, dated December 6, 2000, between EntreMed, Inc. and Children’s Hospital
10.31(12)	EntreMed, Inc. 2001 Long-Term Incentive Plan
10.39.1(13)	Purchase Agreement between Bioventure Investments kft and EntreMed, Inc.,

dated June 15, 2001+
10.39.2(13)	Amendment 1 to Purchase Agreement between Bioventure Investments kft and EntreMed, Inc., dated July 13, 2001
10.39.3(13)	Amendment 2 to Purchase Agreement between Bioventure Investments kft and EntreMed, Inc., dated July 30, 2001
10.39.4(13)	Amendment 3 to Purchase Agreement between Bioventure Investments kft and EntreMed, Inc., dated August 3, 2001
10.40(13)	Analog Agreement between Children’s Medical Center Corporation and EntreMed, Inc., dated August 6, 2001+
10.41(14)	License Agreement by and between Allergan Sales, Inc. and EntreMed, Inc., effective January 19, 2002+
10.42	Asset Purchase Agreement by and Between Celgene Corporation and EntreMed, Inc., dated as of December 31, 2002 (incorporated by reference to Exhibit 99.2 of our Form 8-K dated December 31, 2002, and filed with the Commission on January 15, 2003)

10.43	Securities Purchase Agreement by and among EntreMed, Inc., and Celgene Corporation, dated as of December 31, 2002 (incorporated by reference to Exhibit 99.3 of our Form 8-K dated December 31, 2002, and filed with the Commission on January 15, 2003)

10.44	Investor and Registration Rights Agreement by and between EntreMed, Inc. and Celgene Corporation, dated as of December 31, 2002 (incorporated by reference to Exhibit 99.6 of our Form 8-K dated December 31, 2002, and filed with the Commission on January 15, 2003)

10.45	Change in Control Agreement by and Between EntreMed, Inc. and Neil J. Campbell dated as of August 1, 2002* (filed herewith)
10.46	Confidential Separation Agreement and Mutual Release between EntreMed, Inc. and Edward R. Gubish, dated September 18, 2002* (filed herewith)
10.47	Transition Agreement between EntreMed, Inc. and Dr. John W. Holaday, dated January 31, 2003* (filed herewith)
10.48	Board Service Agreement between EntreMed, Inc. and Michael M. Tarnow, dated as of February 5, 2003 (filed herewith)
23.1	Consent of Independent Auditors
24.1	Power of Attorney
*	Compensatory Plan, Contract or Arrangement.
+	Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been filed with the Commission pursuant to our application for confidential treatment.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No.

333-3536) declared effective by the Securities and Exchange Commission on June 11, 1996.
(2)	Incorporated by reference to our Form 10-K for the year ended December 31, 1996 previously filed with the Securities and Exchange Commission.
(3)	Incorporated by reference to our Form 10-K for the year ended December 31, 1997 previously filed with the Securities and Exchange Commission.
(4)	Incorporated by reference to our Form 10-Q for the quarter ended September 30, 1998 previously filed with the Securities and Exchange Commission.
(5)	Incorporated by reference to our Form 10-K for the year ended December 31, 1998 previously filed with the Securities and Exchange Commission.
(6)	Incorporated by reference to our Form 10-Q for the quarter ended June 30, 1999 previously filed with the Securities and Exchange Commission.
(7)	Incorporated by reference our Form 10-Q for the quarter ended September 30, 1999 previously filed with the Securities and Exchange Commission.
(8)	Incorporated by reference our Form 8-K dated July 27,1999 previously filed with the Securities and Exchange Commission.
(9)	Incorporated by reference to our Form 10-K for the year ended December 31, 1999 previously filed with the Securities and Exchange Commission.
(10)	Incorporated by reference to our Form 10-Q for the quarter ended June 30, 2000 previously filed with the Securities and Exchange Commission.
(11)	Incorporated by reference to our Form 10-K for the year ended December 31, 2000 previously filed with the Securities and Exchange Commission.
(12)	Incorporated by reference to our Form S-8 filed with the Securities and Exchange Commission on August 21, 2001.
(13)	Incorporated by reference to our Form 10-Q for the quarter ended June 30, 2001 previously filed with the Securities and Exchange Commission.
(14)	Incorporated by reference to our Form 8-K/A filed with the Securities and Exchange Commission on March 11, 2002.
(b)	The Company filed a Form 8-K with the Commission on December 19, 2001, to report a private placement of our common stock and warrants to accredited investors.

               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTREMED, INC.

Date: April 25, 2003	By: /s/ Dane R. Saglio Dane R. Saglio Chief Financial Officer

CERTIFICATIONS

I, Neil J. Campbell, certify that:

1.	I have reviewed this annual report on Form 10-K/A of EntreMed, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: April 25, 2003

/s/ Neil J. Campbell
Neil J. Campbell
President

CERTIFICATIONS

I, Dane R. Saglio, certify that:

1.	I have reviewed this annual report on Form 10-K/A of EntreMed, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: April 25, 2003

/s/ Dane R. Saglio
Dane R. Saglio
Principal Financial Officer