Form 10-Q
period 2003-03-31
ENTREMED INC
filed 2003-05-15
CIK 895051

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20459

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 0-20713

ENTREMED, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-1959440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES     X        NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES     X        NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at May 7, 2003
Common Stock $.01 Par Value	28,583,566

ENTREMED, INC.
Table of Contents

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

Our forward-looking statements are based on information available to us today, and we will not update these statements. Our actual results may differ significantly from those discussed in our forward-looking statements due to, among other factors, operating losses and anticipation of future losses; the value of our common stock; uncertainties relating to our technological approach; uncertainty of our product candidate development; our need for additional capital and uncertainty of additional funding; our dependence on collaborators and licensees; intense competition and rapid technological change in the biopharmaceutical industry; uncertainties relating to our patent and proprietary rights; uncertainties relating to clinical trials, government regulation and uncertainties of obtaining regulatory approval on a timely basis or at all; our dependence on key personnel, research collaborators and scientific advisors; uncertainties relating to health care reform measures and third-party reimbursement; risks associated with product liability; and other factors discussed in our other filings with the Securities and Exchange Commission.

EntreMed, Inc.
Consolidated Balance Sheets

	March 31, 2003	December 31, 2002

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$6,553,096	$24,067,045

Short-term investment	8,413,400	—

Accounts receivable	244,447	309,292

Interest receivable	172,962	95

Prepaid expenses and other	711,296	272,425

Total current assets	16,095,201	24,648,857

Furniture and equipment, net	2,548,876	3,152,072

Other assets	9,283	9,283

Total assets	$18,653,360	$27,810,212

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$5,053,382	$10,065,163

Accrued liabilities	613,522	1,891,931

Current portion of deferred revenue	95,496	110,809

Current portion of notes payable	73,108	4,864,952

Common stock repurchase liability	—	—

Total current liabilities	5,835,508	16,932,855

Deferred revenue, less current portion	262,614	286,488

Other long-term liabilities	—	80,000

Minority interest	17,164	17,223

Stockholders’ equity:

Convertible preferred stock, $1.00 par and $1.50 liquidation value:

5,000,000 shares authorized, 3,350,000 issued and outstanding at March 31, 2003 and December 31, 2002, respectively	3,350,000	3,350,000

Common stock, $.01 par value:

90,000,000 shares authorized, 24,418,566 and 24,145,700 shares issued and outstanding at March 31, 2003 and December 31 2002, respectively	252,936	241,457

Additional paid-in capital	233,978,617	228,316,897

Treasury stock, at cost: 874,999 shares held at March 31, 2003 and December 31, 2002, respectively	(8,034,244)	(8,034,244)

Deferred stock compensation	—	(61,846)

Accumulated deficit	(217,009,235)	(213,318,618)

Total stockholders’ equity	12,538,074	10,493,646

Total liabilities and stockholders’ equity	$18,653,360	$27,810,212

The accompanying notes are an integral part of the consolidated financial statements.

EntreMed, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002

Revenues:

Collaborative research and development	$188,000	$—

Licensing	23,874	23,874

Grants	300,000	34,263

Royalties	1,673	1,793

	513,547	59,930

Costs and expenses:

Research and development	2,630,606	10,858,672

General and administrative	1,627,204	3,791,012

	4,257,810	14,649,684

Interest expense	—	(95,376)

Investment income	53,647	170,651

Net loss	$(3,690,616)	$(14,514,479)

Dividends on Series A convertible preferred stock	(251,250)	—

Net loss attributable to common shareholders	$(3,941,866)	$(14,514,479)

Net loss per share (basic and diluted)	$(0.16)	$(0.67)

Weighted average number of shares outstanding (basic and diluted)	24,405,812	21,777,087

The accompanying notes are an integral part of the consolidated financial statements.

EntreMed, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	THREE MONTH PERIOD ENDED
	MARCH 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,690,616)	$(14,514,479)

Adjustments to reconcile net loss to net cash used by operating

Activities:

Depreciation and amortization	355,025	366,795

Recognition of non-cash stock compensation	33,000	23,727

Non-cash interest expenses	—	72,369

Common stock repurchase liability	—	247,916

Minority interest	(60)	(234)

Changes in operating assets and liabilities:

Accounts receivable	(25,161)	109,378

Interest receivable	(172,867)	(23,703)

Prepaid expenses and other	(438,871)	27,782

Accounts payable	(4,543,501)	(6,135,235)

Accrued liabilities	(1,212,901)	(1,132,241)

Contingent grant	—	80,000

Deferred revenue	(23,874)	453,606

Net cash used in operating activities	(9,719,826)	(20,424,319)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of short term financial instruments	(8,413,400)	—

Reduction in ownership of MaxCyte’s cash	(418,108)	—

Purchases of furniture and equipment	(4,650)	(206,864)

Net cash used in investing activities	(8,836,158)	(206,864)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from sale of common stock	1,060,770	4,940,409

Proceeds from sale of warrants	—	322,520

Payment of principle on note payable	(18,735)	(265,223)

Proceeds from issuance of long-term debt	—	550,000

Net cash provided by financing activities	1,042,035	5,547,706

Net decrease in cash and cash equivalents	(17,513,949)	(15,083,477)

Cash and cash equivalents at beginning of year	24,067,045	41,386,300

Cash and cash equivalents at end of year	$6,553,096	$26,302,823

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$—	$23,007

The accompanying notes are an integral part of the unconsolidated financial statements.

ENTREMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003 (unaudited)

1. Basis of Presentation

     Our accompanying 2003 unaudited consolidated financial information includes the accounts of our 85% owned subsidiary, Cytokine Sciences, Inc. versus the 2002 information which reflects both Cytokine and our previously consolidated subsidiary MaxCyte, Inc. MaxCyte was formed in July 1998 as a wholly owned subsidiary and on April 1, 2000 was capitalized with $40,000 in cash including $1,000 from a MaxCyte officer. All intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to our audited consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2002.

2. Recent Accounting Pronouncement

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

3. Change in Basis of MaxCyte

     The Board of Directors of both EntreMed and MaxCyte adopted a plan to recapitalize MaxCyte. As a result of the recapitalization, the Company no longer controls and will no longer consolidate MaxCyte effective the first quarter of 2003. As a result of the recapitalization, EntreMed now owns 45% of MaxCyte. The investment in MaxCyte is accounted for using the equity method. The reduction of EntreMed’s ownership in MaxCyte resulted in a change in EntreMed’s basis in MaxCyte. The change from fully consolidating MaxCyte to reflecting the investment in MaxCyte on the equity method, resulted in a $4.6 million credit to additional paid-in capital.

4. Short-term investments

     Short-term investments consist of corporate debt securities, all of which mature within on year. We classify these investments as available for sales. Such securities are stated at market value. The unrealized gains and losses are nominal as of March 31, 2003. Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations. The cost of securities sold is calculated using the specific identification method. As of March 31, 2003, the cost of the investment was $8,460,566. Realized gains have been insignificant.

5. Stock-Based Compensation

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS 148), the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) to stock-based employee compensation is as follows:

	Three months ended March 31,
	2003	2002

Net income (loss), as reported	$(3,690,616)	$(14,514,479)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,309,130)	(3,522,215)
Add: Stock-based non-employee compensation included in net income (loss)	33,000	23,727
Dividend on Series A convertible stock preferred stock	(251,250)	—
Pro forma net (loss) attributable to common shareholders	$(6,250,996)	$(18,092,967)
Net income (loss) per share:
Basic and diluted – as reported	$(0.16)	$(0.67)
Basic and diluted – pro forma	$(0.26)	$(0.83)

     The effect of applying SFAS No. 123 on the three month periods ended March 31, 2003 and 2002 pro forma net loss and net loss per share as stated above is not necessarily representative of the effects on reported net loss for future years, due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years.

6. Contingencies

     With respect to a previously-reported outstanding liability for manufacturing costs, Chiron Corporation filed a complaint against the Company on April 11, 2003 in Alameda County (California) Superior Court, seeking to recover $2,862,388.59 for manufacturing services related to our product candidates pursuant to the Additional Manufacturing Services Agreement between Chiron and the Company dated June 5, 2002. The Company has settled dispute with Chiron and the complaint will be dismissed.

7. Subsequent event

     On April 28, 2003, we completed the sale 4.1 million shares of common stock to institutional investors for approximately $10.25 million in gross proceeds. In connection with the sale, we issued warrants to purchase an additional 1.025 million shares at an exercise price of $3.375 per share. The shares and warrants were offered through a prospectus supplement to our effective shelf registration statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Since our inception in September 1991, we have devoted substantially all of our efforts and resources to sponsoring and conducting research and development on our own behalf and through collaborations. Through March 31, 2003, all of our revenues have been generated from license fees, research and development funding, royalty payments, the sale of royalty rights, the sale of our interest in a licensing agreement and certain research grants; we have not generated any revenue from direct product sales. We anticipate our primary revenue sources for the next few years to include research grants and collaboration payments under current or future arrangements. The timing and amounts of such revenues, if any, will likely fluctuate and depend upon the achievement of specified research and development milestones. Results of operations for any period may be unrelated to the results of operations for any other period.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

     The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in our financial statements requiring significant estimates and judgments are as follows:

•	Grant Revenue — The Company has received government grants for the development of potential malaria vaccines. We have also received a government grant to support financially our Phase II Endostatin clinical trial in patients with neuroendocrine tumors. Grants are funded in specific amounts based on funding requests submitted to the grantor. Grant revenues are recognized and realized at the time that research and development activities are performed.

•	Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development costs are expensed as incurred.

•	We have stock option plans under which options to purchase shares of our common stock may be granted to employees, consultants and directors at a price no less that the fair market value on the date of grant. We account for our stock-based compensation in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the option and is recognized ratably over the vesting period of the option. But, because our options must be granted at fair market value, we recognize no compensation expense in accordance with APB No. 25. If we were to adopt SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), we would recognize compensation expense based upon the fair value at the grant date for awards under the plans using the fair value method. We account for equity instruments issued to nonemployees in accordance with SFAS No. 123 and EITF 96-18, Accounting for Equity Instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2002 and March 31, 2003.

     Revenues. Revenues increased 757% in the three month period ending March 31, 2003 to $514,000 from $60,000 in the comparable 2002 period. The increase results primarily from a grant received to support our Endostatin Phase II clinical trial in patients with neuroendocrine tumors and contract revenues resulting from performance as a subcontractor under an NIH sponsored Malaria Vaccine program.

     Research and Development Expenses. From inception through March 31, 2003 we have incurred research and development expenses of $210,631,000. Included in this amount are the expenses related to our three product candidates, Panzem®, Endostatin and Angiostatin. At March 31, 2003 the accumulated expenses for each of these development projects are $18,310,000, $70,583,000 and $34,890,000 respectively. Project expenses for Panzem® of $496,000, Endostatin of $391,000 and Angiostatin of $294,000 are reflected in our 2003 R&D expenses for the three month period ending March 31, 2003 of $2,631,000. Research and Development expenses for the comparable 2002 period were $10,859,000. The decrease in 2003 reflects the refocus and elimination of some research and development programs and the associated shift in emphasis from the protein product candidates towards our small molecule programs, including Panzem®. Project costs for Panzem®, Endostatin and Angiostatin were $956,000, $3,048,000 and $1,831,000 respectively for the three month period ending March 31, 2002. In addition to the accumulated expenses attributable to our three product candidates, we have sponsored several research programs at Children’s Hospital, Boston in an aggregate of $18,050,000, and we have recorded $5,931,000 in research and development costs incurred by MaxCyte. Reflected in our research and development expenses are sponsored research payments to Children’s Hospital of $1,000,000 in the period ended March 31, 2002. We did not make any sponsored research payments to Children’s Hospital in the three month period ending March 31, 2003 and have no obligation to make future sponsored research payments to Children’s Hospital. MaxCyte’s research and development costs for the three month period ending March 31, 2002 were $562,000. The balance of our accumulated research and development expenses are attributable to discovery research and preclinical development of additional product candidates and costs associated with the management of research and development operations and facilities.

     The amounts of expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. As of March 31, 2003, three of our proprietary product candidates, Panzem®, Endostatin and Angiostatin, were in the Phase II stage of clinical trials. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

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

     Our proprietary product candidates have not yet achieved FDA regulatory approval, which is required before we can market them as therapeutic products. In order to proceed to subsequent clinical trial stages and to ultimately achieve regulatory approval, the FDA must conclude that our clinical data establish safety and efficacy. Historically, the results from pre-clinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs and biologics have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals.

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

     Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development expenses decreased to $2,631,000 in 2003 from $10,859,000 for the comparable period in 2002. The decrease in overall research and development costs reflects the shift in emphasis from the protein product candidates towards our small molecule programs including Panzem®. Components of the decrease are broad based including the elimination of some programs and are associated with the following:

•	Decreased personnel—Personnel costs decreased to $820,000 for the three month period ended March 31, 2003 from $2,228,000 in 2002. Staffing levels have been reduced by over 60% in 2003 from 2002. The decrease results from the refocus and elimination of some research and development programs and the associated staff reductions.

•	Collaborative Research Agreements— We have made payments to our collaborators of $67,000 and $1,605,000 for the three months ending March 31, 2003 and 2002 respectively. Sponsored research payments to academic collaborators include payments to Children’s Hospital, Boston of $1,000,000 in 2002.

•	Clinical Trial Costs—Clinical costs decreased to $489,000 in the three months ending March 31, 2003 from $774,000 in the period ending March 31, 2002. The decrease reflects less clinical activity as result of our decision to focus on small molecule candidates led by Panzem® while we maintain the open trials for Endostatin and Angiostatin. Costs of such trials include the clinical investigator site fees, monitoring costs and data management costs. Contracted regulatory support costs decreased in 2003 to $16,000 from $137,000 in 2002. In addition, we contribute clinical trial product material under our CRADA with the NCI who is conducting trials collaboratively with EntreMed on Endostatin and Panzem®.

•	Contract Manufacturing Costs— The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, storage, encapsulation and fill finish services and product release costs. Contract manufacturing costs for the three months ending March 31 decreased to $156,000 in 2003 from $3,158,000 in 2002. The decrease reflects the Company’s decision to stockpile clinical material in 2001 and 2002. The 2003 costs result primarily from Panzem® encapsulation and bulk protein storage costs. We expect that manufacturing costs will increase in future reporting periods as we manufacture additional bulk Panzem® to support ongoing clinical trials and reformulation efforts.

     General and administrative expense. General and administrative expenses decreased to $1,627,000 in the three month period ending March 31, 2003 from $3,791,000 in the comparable 2002 period. The 2003 period decrease reflects our reduced head count and significantly lower legal expenses as a result of the settlement of the Abbott and BMT litigations in 2002. In 2002 we also recorded costs associated with our Bristol Myers-Squibb stock repurchase obligation.

     Interest expense. In December 2002 we made the final payment on a promissory note secured by the majority of our equipment and therefore we did not record any interest expense during the three month period ending March 31, 2003. For the three month period ending March 31, 2002 interest expense totaled approximately $95,000; the majority of this amount reflects the accrual of interest relating to MaxCyte’s issuance of convertible promissory notes in 2001 and 2002.

     Investment income. Investment income decreased by 68% in 2003 to $54,000 from $171,000 as a result of continued low investment yields and lower balances in interest bearing cash accounts during the three month period ending March 31, 2003 versus the comparable period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     To date, we have been engaged primarily in research and development activities. As a result we have incurred and expect to continue to incur operating losses for 2003 and the foreseeable future before we commercialize any products. In addition, under the terms of certain licensing agreements, we must be diligent in bringing potential products to market and may be required to make future milestone payments of up to $2,685,000. If we fail to comply with the milestones or fail to make any required milestone payment, we could face the termination of the relevant license agreement.

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

     Based on our assessment of the availability of capital and the above described actions, in the absence of new financing, we believe we will have adequate resources to fund operations into 2004. At March 31, 2003, we had cash and short term investments of approximately $14,966,000 with working capital of approximately $10,260,000. In addition we received gross proceeds of $10,250,000 in April 2003 from the sale of our common stock and warrants. As we become more financially stable we may consider other uses of our capital including acquisition of additional intellectual property and other investments in technology and technology companies.

     The table below sets forth our contractual obligations at March 31, 2003.

CONTRACTUAL OBLIGATIONS	PAYMENTS DUE BY PERIOD

		Next twelve
	Total	months	1-3 years	4 - 5 years	After 5 years

Debt	$73,000	73,000

Operating Leases	6,046,000	994,000	1,906,000	1,954,000	1,192,000

Clinical Trial Contracts	814,000	814,000

Collaborative Research Contracts	75,000	75,000

Contract Manufacturing	2,490,000	2,490,000

Total Contractual Obligations	$9,498,000	4,446,000	1,906,000	1,954,000	1,192,000

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

     In February 2003 we received a determination from the Nasdaq Listing Qualifications Panel to continue the listing of EntreMed’s securities on the Nasdaq National Market. As part of the determination, EntreMed was required to file the Form 10-K for the fiscal year ended December 31, 2002 and must file the Form 10-Q for the quarter ended March 31, 2003 with the SEC and Nasdaq evidencing shareholders’ equity of at least $10,000,000 on or before March 31, 2003 and May 15, 2003, respectively. As of March 31, 2003, our consolidated balance sheet reflects shareholders’ equity of $12,538,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned our cash and cash equivalents. Due to the short term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of March 31, 2003.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company’s President and Chief Operating Officer and Chief Financial Officer (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on that evaluation, the President and Chief Operating Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

This information as set forth in Note 2 of “Notes to Consolidated Financial Statements” appearing in Item 1 of Part I of this report is incorporated herein by reference.

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In December 2002 and January 2003, we issued 2,753,872 shares of our common stock and 675,000 warrants to purchase shares of our common stock to certain of our creditors in partial satisfaction of certain outstanding obligations owed to such creditors. In the aggregate, these securities were issued in satisfaction of approximately $4,968,000 in outstanding indebtedness.

As previously reported, in December 2002 we sold our assets, properties and rights relating to the Company’s thalidomide analog programs. As part of the transaction, we terminated our Analog Agreements and License Agreement with Children’s Medical Center Corporation. In conjunction with such cancellation, we issued Children’s Medical Center Corporation warrants to purchase 900,000 shares of our common stock.

In May 2003 we issued to Ferghana Securities Inc. a warrant to purchase 37,273 shares of our common stock for services as financial advisor.

The securities were sold pursuant to Section 4(2) of the Securities Exchange Act of 1934 as a transaction not involving a public offering.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.49 Employment Agreement between EntreMed and Neil J. Campbell dated April 30, 2003

99.1 Certification of Chief Executive Officer

99.2 Certification of Controller

(b) Reports on Form 8-K

Form 8k filed 4/25/03 to announce sale of common stock and warrants to certain institutional investors.

Form 8k filed 1/15/03 to announce the sale of preferred stock and warrants to Celgene Corporation on 12/31/02.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTREMED, INC. (Registrant)

Date: March 15, 2003	/s/ Neil J. Campbell

Neil J. Campbell President and Chief Operating Officer

Date: March 15, 2003	/s/ Dane R. Saglio

Dane R. Saglio Chief Financial Officer

CERTIFICATIONS

I, Neil J. Campbell, certify that:

1.	I have reviewed this annual report on Form 10-Q of EntreMed, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: May 15, 2003

/s/ Neil J. Campbell
Neil J. Campbell
President

CERTIFICATIONS

I, Dane R. Saglio, certify that:

1.	I have reviewed this annual report on Form 10-Q of EntreMed, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: May 15, 2003

/s/ Dane R. Saglio
Dane R. Saglio
Principal Financial Officer