Form 10-Q
period 2003-06-30
ENTREMED INC
filed 2003-08-12
CIK 895051

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20459

     ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

     ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________to____________.

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

     YES      X         NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES      X      NO

As of August 7, 2003, 31,648,141 shares of the Company’s common stock, $.01 par value, were outstanding.

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

Our forward-looking statements are based on information available to us today, and we will not update these statements. Our actual results may differ significantly from those discussed in our forward-looking statements due to, among other factors, our history of operating losses and anticipation of future losses; the value of our common stock; our ability to satisfy our obligations under existing collaborations and to enter into new collaborations; uncertainties relating to our technological approach; uncertainty of our product candidate development; our need for additional capital and uncertainty of additional funding; our dependence on collaborators and licensees; intense competition and rapid technological change in the biopharmaceutical industry; uncertainties relating to our patent and proprietary rights; uncertainties relating to clinical trials, government regulation and uncertainties of obtaining regulatory approval on a timely basis or at all; our dependence on key personnel, research collaborators and scientific advisors; uncertainties relating to health care reform measures and third-party reimbursement; risks associated with product liability; and other factors discussed in our other filings with the Securities and Exchange Commission.

EntreMed, Inc.
Consolidated Balance Sheets

	June 30, 2003	December 31, 2002

	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$17,876,179	$24,067,045
Short term investment	6,829,009	—
Accounts receivable	334,693	309,292
Interest receivable	144,154	95
Prepaid expenses and other	175,470	272,425

Total current assets	25,359,505	24,648,857
Furniture and equipment, net	2,212,580	3,152,072
Other assets	9,283	9,283

Total assets	$27,581,368	$27,810,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,201,786	$10,065,163
Accrued liabilities	463,497	1,891,931
Current portion of deferred revenue	95,496	110,809
Current portion of notes payable	54,374	4,864,952
Common stock repurchase liability	—	—

Total current liabilities	2,815,153	16,932,855
Deferred revenue, less current portion	238,740	286,488
Other long term liabilities	—	80,000
Minority interest	17,164	17,223
Stockholders’ equity:
Convertible preferred stock, $1.00 par and $1.50 liquidation value:
5,000,000 shares authorized, 3,350,000 issued and outstanding at June 30, 2003 and December 31, 2002, respectively	3,350,000	3,350,000
Common stock, $.01 par value:
90,000,000 shares authorized, 32,503,390 and 24,145,700 shares issued and outstanding at June 30, 2003 and December 31 2002, respectively	325,034	241,457
Additional paid-in capital	251,137,654	228,316,897
Treasury stock, at cost: 874,999 shares held at June 30, 2003 and December 31, 2002, respectively	(8,034,244)	(8,034,244)
Deferred stock compensation	—	(61,846)
Accumulated deficit	(222,268,133)	(213,318,618)

Total stockholders’ equity	24,510,311	10,493,646

Total liabilities and stockholders’ equity	$27,581,368	$27,810,212

The accompanying notes are an integral part of the consolidated financial statements.

EntreMed, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Revenues:
Collaborative research and development	$230,000	$232,450	$418,000	$232,450
Licensing	23,874	23,874	47,748	47,748
Grants	—	567	300,000	34,830
Royalties	1,958	—	3,631	1,793
Other	30,156	52,279	30,156	52,279

	285,988	309,170	799,535	369,100
Costs and expenses:
Research and development	3,918,915	7,311,902	6,549,521	18,170,574
General and administrative	1,674,517	4,238,340	3,301,721	8,029,352

	5,593,432	11,550,242	9,851,242	26,199,926
Interest expense	—	(103,118)	—	(198,494)
Investment income	48,546	93,061	102,193	263,712

Net Loss	(5,258,898)	(11,251,129)	(8,949,514)	(25,765,608)
Dividends on Series A convertible preferred stock	(251,250)	—	(502,500)	—

Net loss attributable to common shareholders	$(5,510,148)	$(11,251,129)	$(9,452,014)	$(25,765,608)

Net loss per share (basic and diluted)	$(0.19)	$(0.51)	$(0.36)	$(1.18)

Weighted average number of shares outstanding (basic and diluted)	28,583,985	21,922,860	26,506,440	21,850,376

     See accompanying notes.

     The accompanying notes are an integral part of the consolidated financial statements.

EntreMed, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	SIX MONTH PERIOD ENDED
	JUNE 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(8,949,515)	$(25,765,608)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	710,514	742,490

Recognition of non-cash stock compensation	33,000	44,336
Non-cash interest expenses	—	159,184
Common stock repurchase liability	—	1,569,163
Minority interest	(60)	(235)
Changes in operating assets and liabilities:
Accounts receivable	(115,407)	(184,372)
Interest receivable	(144,059)	39,015
Prepaid expenses and other	96,955	33,238
Accounts payable	(7,395,097)	(11,445,336)
Accrued liabilities	(1,362,926)	(1,736,902)
Contingent grant	—	80,000
Deferred revenue	(47,748)	478,621

Net cash used in operating activities	(17,174,343)	(35,986,406)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short term financial instruments	(6,829,009)	—
Reduction in ownership of MaxCyte’s Cash	(418,108)	—
Purchases of furniture and equipment	(23,842)	(369,239)

Net cash provided by (used in) investing activities	(7,270,959)	(369,239)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	18,291,905	4,878,269
Proceeds from sale of warrants	—	322,520
Payment of principle on note payable	(37,469)	(537,151)
Proceeds from issuance of long-term debt	—	1,678,738

Net cash provided by financing activities	18,254,436	6,342,376
Net increase (decrease) in cash and cash equivalents	(6,190,866)	(30,013,269)
Cash and cash equivalents at beginning of year	24,067,045	41,386,300

Cash and cash equivalents at end of year	$17,876,179	$11,373,031

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$—	$39,310

The accompanying notes are an integral part of the unconsolidated financial statements.

ENTREMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 (unaudited)

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to our audited consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2002.

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

     The Board of Directors of both EntreMed and MaxCyte adopted a plan to recapitalize MaxCyte. As a result of the recapitalization, the Company no longer controls and no longer consolidates MaxCyte effective the first quarter of 2003; EntreMed now owns 45% of MaxCyte. The investment in MaxCyte is accounted for using the equity method. The reduction of EntreMed’s ownership in MaxCyte resulted in a change in EntreMed’s basis in MaxCyte. The change from fully consolidating MaxCyte to reflecting the investment in MaxCyte on the equity method resulted in a $4.6 million credit to additional paid-in capital.

4.	Short-term investments

     Short-term investments consist of corporate debt securities, all of which mature within one year. We classify these investments as available for sale. Such securities are stated at market value. The unrealized gains and losses are nominal as of June 30, 2003. Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations. The cost of securities sold is calculated using the specific identification method. As of June 30, 2003, the cost of the investment was $6,829,009. Realized gains have been insignificant.

5.	Stock-Based Compensation

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS 148), the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) to stock-based employee compensation is as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net income (loss), as reported	$(5,258,898)	$(11,251,129)	$(8,949,514)	$(25,765,608)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,475,105)	(3,522,215)	(4,784,235)	(7,044,430)

Pro forma net (loss)	(7,734,003)	(14,773,344)	(13,733,749)	(32,810,038)
Dividend on Series A convertible preferred stock	(251,250)	—	(502,500)	—

Pro forma net (loss) attributable to common shareholders	$(7,985,253)	$(14,773,344)	$(14,236,249)	$(32,810,038)
Net income (loss) per share:
Basic and diluted – as reported	$(0.19)	$(0.51)	$(0.36)	$(1.18)
Basic and diluted – pro forma	$(0.28)	$(0.67)	$(0.54)	$(1.50)

     The effect of applying SFAS No. 123 on the three and six month periods ended June 30, 2003 and 2002 pro forma net loss and net loss per share as stated above is not necessarily representative of the effects on reported net loss for future years, due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years.

6.	Contingencies

     With respect to a previously-reported outstanding liability for manufacturing costs, Chiron Corporation filed a complaint against the Company on April 11, 2003 in Alameda County (California) Superior Court, seeking to recover $2,862,388 for manufacturing services related to our product candidates pursuant to the Additional Manufacturing Services Agreement between Chiron and the Company dated June 5, 2002. The Company has settled dispute with Chiron and the complaint was dismissed on May 15, 2003.

7.	Shareholders Equity Changes

     On April 28, 2003, we completed the sale of 4.1 million shares of common stock to institutional investors for $10.25 million in gross proceeds. In connection with the sale, we issued warrants to purchase an additional 1.025 million shares at an exercise price of $3.375 per share. The shares and warrants were offered through a prospectus supplement to our effective shelf registration statement.

     On May 20, 2003, we completed the sale of 3.0 million shares of common stock to institutional investors for $9.0 million in gross proceeds. The shares were offered through a prospectus supplement to our effective shelf registration statement

     The Company incurred offering costs of approximately $2.2 million and issued warrants to purchase 71,000 shares of common stock to the placement agent.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Since our inception in September 1991, we have devoted substantially all of our efforts and resources to sponsoring and conducting research and development on our own behalf and through collaborations. Through June 30, 2003, all of our revenues have been generated from license fees, research and development funding, royalty payments, the sale of royalty rights, the sale of our interest in a licensing agreement and certain research grants. We have not generated any revenue from direct product sales. We anticipate our primary revenue sources for the next few years to include research grants and collaboration payments under current or future arrangements. The timing and amounts of such revenues, if any, will likely fluctuate and depend upon the achievement of specified research and development milestones. Results of operations for any period may be unrelated to the results of operations for any other period.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

     The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in our financial statements requiring significant estimates and judgments are as follows:

•	Grant Revenue — The Company has received government grants for the development of potential malaria vaccines. We have also received a government grant to support financially our Phase II Endostatin clinical trial in patients with neuroendocrine tumors. Grants are funded in specific amounts based on funding requests submitted to the grantor. Grant revenues are recognized and realized at the time that research and development activities are performed.

•	Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development costs are expensed as incurred.

•	We have stock option plans under which options to purchase shares of our common stock may be granted to employees, consultants and directors at a price no less than the fair market value on the date of grant. We account for our stock-based compensation in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the option and is recognized ratably over the vesting period of the option. But, because our options must be granted at fair market value, we recognize no compensation expense in accordance with APB No. 25. If we were to adopt SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), we would recognize compensation expense based upon the fair value at the grant date for awards under the plans using the fair value method. We account for equity instruments issued to nonemployees in accordance with SFAS No. 123 and EITF 96-18, Accounting for Equity Instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services.

RESULTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2002 and June 30, 2003.

     Revenues. Revenues decreased slightly in the three month period ending June 30, 2003 to approximately $286,000 from $309,000 in the comparable 2002 period. For the six month period ending June 30, 2003, revenues increased 117% to approximately $800,000 from $370,000 for the 2002 six month period. The increase results primarily from a grant received to support our Endostatin Phase II clinical trial in patients with neuroendocrine tumors and contract revenues resulting from performance as a subcontractor under an NIH sponsored Malaria Vaccine program.

     Research and Development Expenses. From inception through June 30, 2003 we have incurred research and development expenses of approximately $214,551,000. Included in this amount are the expenses related to our three clinical product candidates, Panzem®, Endostatin and Angiostatin. At June 30, 2003 the accumulated expenses for each of these development projects are $20,524,000, $70,732,000 and $35,080,000 respectively. Project expenses for Panzem® of $2,709,000, Endostatin of $539,000 and Angiostatin of $404,000 are reflected in our 2003 R&D expenses for the six month period ending June 30, 2003 of $6,550,000. Research and Development expenses for the comparable 2002 period were $18,171,000. The decrease reflects the refocus and elimination of some research and development programs and the associated shift in emphasis from the protein product candidates towards our small molecule programs including Panzem®. Project costs for Panzem®, Endostatin and Angiostatin were $1,992,000, $4,286,000 and $3,684,000 respectively for the six month period ending June 30, 2002. In addition to the accumulated expenses attributable to our three clinical product candidates, we had sponsored several research programs at Children’s Hospital, Boston in an aggregate of $18,050,000 and we had recorded approximately $5,931,000 in research and development costs incurred by our previously consolidated subsidiary MaxCyte. Reflected in our research and development expenses are sponsored research payments to Children’s Hospital of $1,000,000 in the period ended June 30, 2002. We have not made any sponsored research payments to Children’s Hospital in the six month period ending June 30, 2003 and have no obligation to make future sponsored research payments to Children’s Hospital. MaxCyte’s research and development costs for the six month period ending June 30, 2002 were $1,124,000. The balance of our accumulated research and development expenses are attributable to discovery research and preclinical development of additional product candidates and costs associated with the management of research and development operations and facilities.

     The amounts of expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. As of June 30, 2003, three of our proprietary product candidates, Panzem®, Endostatin and Angiostatin, were in the Phase II stage of clinical trials. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

     We estimate that clinical trials of the type we generally conduct are typically completed over the following timelines:

CLINICAL PHASE	ESTIMATED COMPLETION PERIOD

Phase I	1 Year

Phase II	1-2 Years

Phase III	2-4 Years

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

     Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, patent costs and facilities expenses. Research and development expenses for the three month periods ending June 30 decreased to $3,919,000 in 2003 from $7,312,000 for the comparable period in 2002. Research and development expenses for the six month periods ending June 30 decreased to $6,550,000 in 2003 from the 2002 amount of $18,171,000. The decrease in overall research and development costs reflects the shift in emphasis from the protein product candidates towards our small molecule programs including Panzem®. Components of the decrease are broad based including the elimination of some programs and are associated with the following:

•	Personnel Costs —Personnel costs decreased to $725,000 for the three month period ended June 30, 2003 from $1,811,000 in 2002. For the six month period ended June 30, 2003 personnel costs decreased to $1,545,000 from $4,040,000 for the 2002 six month period. These decreases reflect the approximately 60% reduction in staffing levels in 2003 from 2002. The decrease results from the refocus and elimination of some research and development programs and the associated staff reductions.

•	Collaborative Research Agreements— We made payments to our collaborators of $123,000 during the first six months of 2003. This amount represents a significant decrease from the 2002 amount of $2,972,000 and reflects the shift in focus to in-house efforts while reassessing our collaborative strategy. Sponsored research payments to academic collaborators include payments to Children’s Hospital, Boston of $1,000,000 in 2002. We have not made any payments to Children’s Hospital in 2003.

•	Clinical Trial Costs—Clinical costs decreased to $250,000 in the three months ending June 30, 2003 from $732,000 in the period ending June 30, 2002. Clinical costs for the six month period ending June 30, 2003 decreased to $739,000 from $1,506,000 for the comparable 2002 period. The decreases reflect less clinical activity as result of our decision to focus on small molecule candidates led by Panzem®, while we maintain the open trials for Endostatin and Angiostatin. Costs of such trials include the clinical investigator site fees, monitoring costs and data management costs. Contracted regulatory support costs decreased in 2003 to $53,000 from $563,000 in 2002. In addition, we contribute clinical trial product material under our CRADA with the NCI who is conducting trials collaboratively with EntreMed on Panzem®.

•	Contract Manufacturing Costs— The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, storage, encapsulation and fill finish services and product release costs. Contract manufacturing costs for the three months ending June 30 decreased to $1,100,000 in 2003 from $1,639,000 in 2002. For the six month period ending June 30, 2003 manufacturing costs have decreased to $1,266,000 from $4,797,000 for the comparable 2002 period. The decrease reflects the Company’s decision to stockpile clinical material in 2001 and 2002. The increase in 2003 costs recorded in the three month period ending June 30 reflect the purchase of bulk Panzem® under existing commitments to support ongoing clinical trials and reformulation efforts. Other 2003 costs result primarily from Panzem® encapsulation and bulk protein storage costs. The nature and timing of our manufacturing efforts will likely result in fluctuations in manufacturing costs in future reporting periods.

     General and administrative expenses for the three month period ending June 30, decreased from $4,238,000 in 2002 to $1,674,000 in 2003. For the six month period 2003 expenses decreased to $3,302,000 from $8,029,000 in the comparable 2002 period. The 2003 period decrease reflects our reduced head count and significantly lower legal expenses as a result of the settlement of the Abbott and BMT litigations in 2002. In the 2002 six month period we also recorded costs of $1,569,000 associated with our Bristol Myers-Squibb stock repurchase obligation.

     Interest expense. In December 2002 we made the final payment on a promissory note secured by the majority of our equipment and therefore we did not record any interest expense during the three and six month periods ending June 30, 2003. For the three and six month periods ending June 30, 2002 interest expense totaled approximately $103,000 and $198,000, respectively. The majority of these amounts reflect the accrual of interest relating to MaxCyte’s issuance of convertible promissory notes in 2001 and 2002.

     Investment income. Investment income decreased by 61% in 2003 to $102,000 from $264,000 as a result of continued low investment yields and lower balances in interest bearing cash accounts during the six month period ending June 30, 2003 versus the comparable period in 2002.

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

     To accomplish our business plans, we will be required to continue to conduct substantial development activities for all of our proposed products. Based on our assessment of our current capital resources and the actions discussed below, and in the absence of additional financing, we believe that we will have adequate resources to fund operations into 2005. Our estimate may change, however, based on our decisions with respect to future clinical trials related to Panzem®, developments in our business and our success in executing our current business plan.

     At June 30, 2003, we had cash and short-term investments of approximately $24,705,000 with working capital of approximately $22,306,000. Based on our current plans, expenditures on development activities are expected to approximate $16,000,000, net of operating revenues, in 2003. In addition, our results of operations will also reflect additional restructuring charges of approximately $1,000,000 relating to other organizational changes as we complete our transition to small molecule programs We may consider other uses of our capital including acquisition of additional intellectual property and other investments in technology, including additional investments in our minority owned subsidiary.

     We intend to continue to pursue strategic relationships to provide resources for the further development of our product candidates. There can be no assurance, however, that these discussions will result in relationships or additional funding. In addition, we may continue to seek capital through the public or private sale of securities, if market conditions are favorable for doing so. If we are successful in raising additional funds through the issuance of equity securities, stockholders likely will experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of our common stock.

The table below sets forth our contractual obligations at June 30, 2003.

CONTRACTUAL OBLIGATIONS		PAYMENTS DUE BY PERIOD

	Total	Next twelve months	1-3 years	4 - 5 years	After 5 years
Debt	$54,000	54,000
Operating Leases	5,528,000	972,000	1,891,000	1,963,000	702,000
Clinical Trial Contracts	762,000	762,000
Collaborative Research Contracts	50,000	50,000
Outside Service Contracts	300,000	300,000
Contract Manufacturing	1,490,000	1,490,000
Total Contractual Obligations	$8,184,000	3,628,000	1,891,000	1,963,000	702,000

     The $1.49 million Contract Manufacturing obligation set forth above reflects a manufacturing agreement entered into in 2002. We expect delivery of the materials for which the obligation is owed during the 4th quarter. We have no other outstanding purchase obligations.

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

     In February 2003 we received a determination from the Nasdaq Listing Qualifications Panel to continue the listing of EntreMed’s securities on the Nasdaq National Market. As part of the determination, EntreMed was required to file its Form 10-K for the fiscal year ended December 31, 2002 and Form 10-Q for the quarter ended March 31, 2003 with the SEC and Nasdaq evidencing shareholders’ equity of at least $10,000,000 on or before March 31, 2003 and May 15, 2003, respectively.

     In May 2003 we received notification from the Nasdaq Listing Qualifications Panel that EntreMed had fully satisfied all of the conditions required for continued listing on the Nasdaq National Market.

INFLATION AND INTEREST RATE CHANGES

     Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned our cash and cash equivalents. Due to the short term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of June 30, 2003.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company’s President and Chief Operating Officer, and Chief Financial Officer, and Corporate Secretary (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the President and Chief Operating Officer, and Chief Financial Officer, and Corporate Secretary have concluded that these disclosure controls and procedures are effective as of June 30, 2003. There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

This information as set forth in Note 6 of “Notes to Consolidated Financial Statements” appearing in Item 1 of Part I of this report is incorporated herein by reference.

                In addition, EntreMed is subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, except as otherwise disclosed herein, are material.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

                    In April 2003 and May 2003, we issued warrants to purchase 71,000 shares of common stock to the placement agents in conjunction with our previously reported sales of common stock and warrants to certain institutional investors. The warrants were issued pursuant to Section 4(2) of the Securities Exchange Act of 1934 as a transaction not involving a public offering.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                (a) The Company’s annual meeting of stockholders was held on June 18, 2003 (“Annual Meeting”).

                (b) Not applicable.

                (c) At the Annual Meeting, the stockholders considered and approved the following proposals:

                (i) Election of Directors. The following sets forth the nominees who were elected Directors of the Company for the term expiring in the year indicated as well as the number of votes case for, against, or withheld:

Year Term Expires	Name	Votes For	Votes Withheld

2006	Michael M. Tarnow	38,996,086	80,216

2006	Ronald Cape	38,996,346	79,956

                (ii) Approve an amendment to the Company’s 2001 Long-Term Incentive Plan increasing from 3,250,000 to 4,250,000 the number shares of Common Stock reserved for issuance thereunder. This proposal received 38,336,731 votes in favor, 571,657 votes against and 137,914 abstentions.

                (iii) Ratification of Appointment of Ernst & Young LLP. At the Annual Meeting, stockholders approved and ratified the selection of Ernst & Young LLP as the independent auditors. The proposal received 38,947,389 votes in favor, 69,833 votes against and 59,080 abstentions.

                (iv) As we have previously disclosed, Celgene Corporation has the right to one vote for each share of Common Stock into which its 3,350,000 shares of Convertible Preferred Stock are convertible, currently 16,750,000 shares. In other words, Celgene was allowed to vote at the Annual Meeting as if it owned 16,750,000 shares of our Common Stock. The “votes for” numbers above include Celgene’s votes.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits

31.1	Rule 13a-14(a) Certification of President and Chief Operating Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Equivalent of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

(b) Reports on Form 8-K

      On May 21, 2003 and April 24, 2003, the Company filed a Form 8-K to announce the sale of common stock and/or warrants to certain institutional investors.

Through its website at www.entremed.com, the Company makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTREMED, INC.
(Registrant)

Date: August 12, 2003	/s/ Neil J. Campbell
Neil J. Campbell
President and Chief Operating Officer

Date: August 12, 2003	/s/ Dane R. Saglio
Dane R. Saglio
Chief Financial Officer