Form 10-Q
period 2003-09-30
ENTREMED INC
filed 2003-11-13
CIK 895051

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20459

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 6, 2003, 36,919,141 shares of the Company’s common stock, $.01 par value, were outstanding.

ENTREMED, INC.

Table of Contents

PART I. FINANCIAL INFORMATION	PAGE

Item 1 — Financial Statements

Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	3

Consolidated Statements of Operations for the Three Months Ended September 30, 2003 and 2002, and the Nine Months Ended September 30, 2003 and September 30, 2002	4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002	5

Notes to Consolidated Financial Statements	6

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	14

Item 4 — Disclosure Controls and Procedures	15

Part II. OTHER INFORMATION

Item 1 — Legal Proceedings	15

Item 2 — Changes in Securities	15

Item 3 — Defaults upon Senior Securities	15

Item 4 — Submission of Matters to Vote of Security Holders	15

Item 5 — Other Information	16

Item 6 — Exhibits and Reports on Form 8-K	16

SIGNATURES	17

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

EntreMed, Inc.
Consolidated Balance Sheets

	September 30, 2003	December 31, 2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,686,195	$24,067,045
Short term investment	2,025,662	—
Accounts receivable	147,991	309,292
Interest receivable	30,436	95
Prepaid expenses and other	385,355	272,425

Total current assets	21,275,639	24,648,857
Furniture and equipment, net	1,815,575	3,152,072
Other assets	1,457	9,283

Total assets	$23,092,671	$27,810,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,145,257	$10,065,163
Accrued liabilities	536,439	1,891,931
Current portion of deferred revenue	115,496	110,809
Current portion of notes payable	26,419	4,864,952

Total current liabilities	2,823,611	16,932,855
Deferred revenue, less current portion	309,866	286,488
Other long term liabilities	—	80,000
Minority interest	17,145	17,223
Stockholders’ equity:
Convertible preferred stock, $1.00 par and $1.50 liquidation
Value:
5,000,000 shares authorized, 3,350,000 issued and outstanding at September 30, 2003 and December 31, 2002, respectively	3,350,000	3,350,000
Common stock, $.01 par value:
90,000,000 shares authorized, 32,543,140 and 24,145,700 shares issued and outstanding at September 30, 2003 and December 31 2002, respectively	325,431	241,457
Additional paid-in capital	251,166,089	228,316,897
Treasury stock, at cost: 874,999 shares held at September 30, 2003 and December 31, 2002	(8,034,244)	(8,034,244)
Deferred stock compensation	—	(61,846)
Accumulated deficit	(226,865,227)	(213,318,618)

Total stockholders’ equity	19,942,049	10,493,646

Total liabilities and stockholders’ equity	$23,092,671	$27,810,212

The accompanying notes are an integral part of the consolidated financial statements.

EntreMed, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Revenues:
Collaborative research and development	$216,536	$319,058	$634,536	$551,508
Licensing	23,874	23,874	71,622	71,622
Grants	—	—	300,000	34,830
Royalties	—	—	1,727	1,793
Other	18,068	2,637	50,128	54,916

	258,478	345,569	1,058,013	714,669
Costs and expenses:
Research and development	3,151,002	8,870,922	9,700,523	27,041,496
General and administrative	1,748,055	3,170,141	5,049,776	11,199,493

	4,899,057	12,041,063	14,750,299	38,240,989
Interest expense	—	(97,760)	—	(296,254)
Investment income	43,485	41,624	145,677	305,336

Net Loss	(4,597,094)	(11,751,630)	(13,546,609)	(37,517,238)
Dividends on Series A convertible preferred stock	(251,250)	—	(753,750)	—
Net loss attributable to common shareholders	$(4,848,344)	$(11,751,630)	$(14,300,359)	$(37,517,238)

Net loss per share (basic and diluted)	$(0.15)	$(0.54)	$(0.51)	$(1.72)

Weighted average number of shares outstanding (basic and diluted)	31,650,627	21,922,860	28,240,013	21,874,803

See accompanying notes.

The accompanying notes are an integral part of the consolidated financial statements.

EntreMed, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	NINE MONTH PERIOD ENDED
	SEPTEMBER 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,546,609)	$(37,517,238)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,064,523	1,125,048
Recognition of non-cash stock compensation	33,000	44,336
Loss on sale of equipment	9,679	—
Non-cash interest expenses	—	243,411
Common stock repurchase liability	—	1,995,007
Minority interest	(79)	(215)
Changes in operating assets and liabilities:
Accounts receivable	107,295	(157,684)
Interest receivable	(30,341)	50,946
Prepaid expenses and other	(105,104)	28,397
Accounts payable	(7,451,626)	(7,519,184)
Accrued liabilities	(1,289,984)	(1,020,110)
Contingent grant	—	80,000
Deferred revenue	43,378	405,858

Net cash used in operating activities	(21,165,868)	(42,241,428)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short term financial instruments	(2,025,662)	—
Reduction in ownership of MaxCyte’s Cash	(418,108)	—
Purchases of furniture and equipment	(26,525)	(415,510)

Net cash provided by (used in) investing activities	(2,470,295)	(415,510)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	18,320,737	4,878,777
Proceeds from sale of warrants	—	322,520
Payment of principle on note payable	(65,424)	(815,952)
Proceeds from issuance of long-term debt	—	1,678,738

Net cash provided by financing activities	18,255,313	6,064,083
Net increase (decrease) in cash and cash equivalents	(5,380,850)	(36,592,855)
Cash and cash equivalents at beginning of year	24,067,045	41,386,300

Cash and cash equivalents at end of year	$18,686,195	$4,793,445

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$—	$52,844

The accompanying notes are an integral part of the unconsolidated financial statements.

ENTREMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 (unaudited)

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to our audited consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2002.

2.     Recent Accounting Pronouncement

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003. At the October 8, 2003, FASB meeting, the Board agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. The deferral will require that public companies adopt the provisions of the Interpretation at the end of periods ending after December 15, 2003 (that is, December 31, 2003 for a calendar year end company). We do not believe the effects of adopting FIN 46 will be material.

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

4.     Short-term investments

     Short-term investments consist of corporate debt securities, all of which mature within one year. We classify these investments as available for sale. Such securities are stated at market value. The unrealized gains and losses are nominal as of September 30, 2003. Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations. The cost of securities sold is calculated using the specific identification method. As of September 30, 2003, the cost of the investment was $2,025,662. Realized gains have been insignificant.

5.     Stock-Based Compensation

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS 148), the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) to stock-based employee compensation is as follows:

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Net income (loss), as reported	$(4,597,094)	$(11,751,630)	$(13,546,609)	$(37,517,238)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,392,117)	(3,522,215)	(7,176,352)	(10,566,645)

Pro forma net (loss)	(6,989,211)	(15,273,845)	(20,722,961)	(48,083,883)
Dividend on Series A convertible preferred stock	(251,250)	—	(753,750)	—

Pro forma net (loss) attributable to common shareholders	$(7,240,461)	$(15,273,845)	$(21,476,711)	$(48,083,883)
Net income (loss) per share:
Basic and diluted — as reported	$(0.15)	$(0.54)	$(0.51)	$(1.72)
Basic and diluted — pro forma	$(0.23)	$(0.70)	$(0.76)	$(2.20)

     The effect of applying SFAS No. 123 on the three and nine month periods ended September 30, 2003 and 2002 pro forma net loss and net loss per share as stated above is not necessarily representative of the effects on reported net loss for future years, due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years.

6.     Shareholders’ Equity Changes

     On April 28, 2003, we completed the sale of 4.1 million shares of common stock to institutional investors for $10.25 million in gross proceeds. In connection with the sale, we issued warrants to purchase an additional 1.025 million shares at an exercise price of $3.375 per share. The shares were offered through a prospectus supplement to our effective shelf registration statement.

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

7.     Subsequent event

     On November 3, 2003, we completed the sale of 5.25 million shares of common stock to institutional investors for approximately $22.3 million in gross proceeds. In connection with the sale, we issued warrants to purchase an additional 787,500 shares at an exercise price of $5.00 per share. The Security Purchase Agreement requires that the shares and warrants be registered for resale to be filed within 30 days of the transaction date.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Since our inception in September 1991, we have devoted substantially all of our efforts and resources to sponsoring and conducting research and development on our own behalf and through collaborations. Through September 30, 2003, all of our revenues have been generated from license fees, research and development funding, royalty payments, the sale of royalty rights, the sale of our interest in a licensing agreement and certain research grants. We have not generated any revenue from direct product sales. We anticipate our primary revenue sources for the next few years to include research grants and collaboration payments under current or future arrangements. The timing and amounts of such revenues, if any, will likely fluctuate and depend upon the achievement of specified research and development milestones. Results of operations for any period may be unrelated to the results of operations for any other period.

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

RESULTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2002 and September 30, 2003.

     Revenues. Revenues decreased in the three month period ending September 30, 2003 to approximately $258,000 from $346,000 in the comparable 2002 period. The decrease results from reduced collaborative research and development revenues of $217,000 in the third quarter 2003 versus collaborative research and development revenues of $319,000 in the comparable 2002 period. We have completed our contractual obligations resulting from our NIH subcontract, and the revenues reflected in this reporting period represent the final contract revenues. For the nine month period ending September 30, 2003, revenues increased 48% to approximately $1,058,000 from $715,000 for the 2002 nine month period. The increase results primarily from a grant received to support our Endostatin Phase II clinical trial in patients with neuroendocrine tumors and contract revenues resulting from performance as a subcontractor under an NIH sponsored Malaria Vaccine program.

     Research and Development Expenses. From inception through September 30, 2003 we have incurred research and development expenses of approximately $224,252,000. Included in this amount are the expenses related to our three clinical product candidates, Panzem®, Endostatin and Angiostatin. At September 30, 2003 the accumulated direct project expenses for each of these development projects are $21,548,000, $70,974,000 and $35,254,000 respectively. Direct project expenses for Panzem® of $3,734,000, Endostatin of $782,000 and Angiostatin of $578,000 are reflected in our 2003 R&D expenses for the nine month period ending September 30, 2003 of $9,701,000. Research and Development expenses for the comparable 2002 period were $27,041,000. The decrease reflects the refocus and elimination of some research and development programs and the associated shift in emphasis from the protein product candidates towards our small molecule programs including Panzem®. Direct project costs for Panzem®, Endostatin and Angiostatin were $2,772,000, $8,011,000 and $4,297,000 respectively for the nine month period ending September 30, 2002. In addition to the accumulated expenses attributable to our three clinical product candidates, we had sponsored several research programs at Children’s Hospital, Boston in an aggregate of $18,050,000 and we had recorded approximately $5,931,000 in research and development costs incurred by our previously consolidated subsidiary MaxCyte. Reflected in our research and development expenses are sponsored research payments to Children’s Hospital of $1,000,000 in the period ended September 30, 2002. We have not made any sponsored research payments to Children’s Hospital in the nine month period ending September 30, 2003. However, we have agreed to provide limited financial support to Children’s Hospital under a new sponsored research agreement focused on Panzem® and certain analog structures. MaxCyte’s research and development costs for the nine month period ending September 30, 2002 were $1,581,000. The balance of our accumulated research and development expenses are attributable to discovery research and preclinical development of additional product candidates and costs associated with the management of research and development operations and facilities.

     The amounts of expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. As of September 30, 2003, three of our proprietary product candidates, Panzem®, Endostatin and Angiostatin, were in the Phase II stage of clinical trials. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

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

     Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, patent costs and facilities expenses. Research and development expenses for the three month periods ending September 30 decreased to $3,151,000 in 2003 from $8,871,000 for the comparable period in 2002. Research and development expenses for the nine month periods ending September 30 decreased to $9,701,000 in 2003 from the 2002 amount of $27,041,000. The decrease in overall research and development costs reflects the shift in emphasis from the protein product candidates towards our small molecule programs including Panzem®. Components of the decrease are broad based including the elimination of some programs and are associated with the following:

•	Personnel Costs —Personnel costs decreased to $654,000 for the three month period ended September 30, 2003 from $2,466,000 in 2002. For the nine month period ended September 30, 2003 personnel costs decreased to $2,199,000 from $6,506,000 for the 2002 nine month period. These decreases reflect the approximately 60% reduction in staffing levels in 2003 from 2002. The decrease results from the refocus and elimination of some research and development programs and the associated staff reductions.

•	Collaborative Research Agreements— We made payments to our collaborators of $153,000 during the first nine months of 2003. This amount represents a significant decrease from the 2002 amount of $3,272,000 and reflects the shift in focus to in-house efforts while reassessing our collaborative strategy. Sponsored research payments to academic collaborators include payments to Children’s Hospital, Boston of $1,000,000 in 2002. We have not made any payments to Children’s Hospital in 2003.

•	Clinical Trial Costs—Clinical costs decreased to $278,000 in the three months ending September 30, 2003 from $698,000 in the period ending September 30, 2002. Clinical costs for the nine month period ending September 30, 2003 decreased to $1,017,000 from $2,205,000 for the comparable 2002 period. The decreases reflect less clinical activity as a result of our decision to focus on small molecule candidates led by Panzem®, while we maintain the open trials for Endostatin and Angiostatin. Costs of such trials include the clinical investigator site fees, monitoring costs and data management costs. Contracted regulatory support costs decreased in 2003 to $62,000 from $687,000 in 2002. In addition, we contribute clinical trial product material under our CRADA with the NCI who is conducting trials collaboratively with EntreMed on Panzem®.

•	Contract Manufacturing Costs— The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, storage, encapsulation and fill finish services and product release costs. Contract manufacturing costs for the three months ending September 30 decreased to $187,000 in 2003 from $3,297,000 in 2002. For the nine month period ending September 30, 2003 manufacturing costs decreased to $1,453,000 from $6,506,000 for the comparable 2002 period. The decrease reflects the lack of protein manufacturing in 2003 and the attendant cost savings when compared to the Company’s decision to stockpile clinical protein material in 2001 and 2002. The majority of the 2003 costs reflect the purchase of bulk Panzem® under existing commitments to support ongoing and future clinical trials and our current reformulation efforts. Other 2003 costs result primarily from Panzem® encapsulation and bulk protein storage costs. The nature and timing of our manufacturing efforts will likely result in fluctuations in manufacturing costs in future reporting periods.

     General and administrative expenses for the three month period ending September 30, decreased from $3,170,000 in 2002 to $1,748,000 in 2003. For the nine month period 2003 expenses decreased to $5,049,000 from $11,199,000 in the comparable 2002 period. The 2003 period decrease reflects our reduced head count and significantly lower legal expenses as a result of the settlement of the Abbott and BMT litigations in 2002. In the 2002 nine month period we also recorded costs of $1,995,000 associated with our Bristol Myers-Squibb stock repurchase obligation.

     Interest expense. In December 2002 we made the final payment on a promissory note secured by the majority of our equipment, and therefore, we did not record any interest expense during the three and nine month periods ending September 30, 2003. For the three and nine month periods ending September 30, 2002 interest expense totaled approximately $98,000 and $296,000, respectively. The majority of these amounts reflect the accrual of interest relating to MaxCyte’s issuance of convertible promissory notes in 2001 and 2002.

     Investment income. Investment income decreased by 52% in 2003 to $145,000 from $305,000 as a result of continued low investment yields versus the comparable period in 2002.

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

     At September 30, 2003, we had cash and short-term investments of approximately $20,712,000 with working capital of approximately $18,551,000. In addition, we received gross proceeds of approximately $22.3 million from the sale of common stock and warrants on November 3, 2003. Based on our current operating plans, expenditures on development activities are expected to be approximately $18,000,000, net of operating revenues, in 2003, including restructuring charges of approximately $1,000,000 relating to other organizational changes as we complete our transition to small molecule programs.

     To accomplish our business plans, we will be required to continue to conduct substantial development activities for all of our proposed products. Based on our assessment of our current capital resources and the actions discussed below, and in the absence of additional financing, we believe that we will have adequate resources to fund operations well into 2005. Our estimate may change, however, based on our decisions with respect to future clinical trials related to Panzem®, developments in our business including the acquisition of additional intellectual property and other investments in new or complimentary technology and our success in executing our current business plan.

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

     The table below sets forth our contractual obligations at September 30, 2003.

CONTRACTUAL OBLIGATIONS			PAYMENTS DUE BY PERIOD

	Total	Next twelve	1-3	4 - 5	After 5
		months	years	years	years
Debt	$26,000	26,000
Operating Leases	5,267,000	943,000	1,892,000	1,984,000	448,000
Clinical Trial Contracts	724,000	724,000
Collaborative Research Contracts	650,000	350,000	300,000
Outside Service Contracts	200,000	200,000
Contract Manufacturing	1,490,000	1,490,000
Total Contractual Obligations	$8,357,000	3,733,000	2,192,000	1,984,000	448,000

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact the total fair market value of our portfolio as of September 30, 2003.

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company’s President and Chief Operating Officer, and Chief Financial Officer (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the President and Chief Operating Officer, and Chief Financial Officer, and Corporate Secretary have concluded that these disclosure controls and procedures are effective as of September 30, 2003. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Recent Sales of Unregistered Securities

     In November 2003, we sold a total of approximately 5.25 million shares at $4.25 per share. In addition, we issued five-year warrants covering an additional 787,500 shares of our common stock with an exercise price of $5.00 per share. This transaction resulted in gross proceeds of approximately $22.3 million.

     The securities were sold pursuant to Section 4(2) of the Securities Exchange Act of 1934 as a transaction not involving a public offering.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None

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

None

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

ENTREMED, INC. (Registrant)

Date: November 10, 2003	/s/ Neil J. Campbell Neil J. Campbell President and Chief Operating Officer

Date: November 10, 2003	/s/ Dane R. Saglio Dane R. Saglio Chief Financial Officer