Form 10-K
period 2003-12-31
ENTREMED INC
filed 2004-03-15
CIK 895051

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C., 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934 For the

fiscal year ended December 31, 2003

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
Yes [X] No[  ]

As of June 30, 2003, the aggregate market value of the shares of common stock held by non-affiliates was approximately $131,258,000.

As of March 9, 2004, 36,973,012 shares of the Company’s common stock were outstanding.

Documents incorporated by reference

See Part III hereof with respect to incorporation by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and the Exhibit Index hereto.

ENTREMED, INC.
FORM 10-K - FISCAL YEAR ENDED DECEMBER 31, 2003

Contents and Cross Reference Sheet

Form 10-K	Form 10-K		Form 10-K
Part No.	Item No.	Description	Page No.

I	1	Business	3
	2	Properties	16
	3	Legal Proceedings	16
	4	Submission of Matters to a Vote of Security Holders	16
II	5	Market for Registrant’s Common Equity and Related Stockholder Matters	17
	6	Selected Financial Data	17
	7	Management’s Discussion and Analysis of Financial Condition and Results of Operation	18
	7(a)	Quantitative and Qualitative Disclosures About Market Risk	23
	8	Financial Statements and Supplementary Data	23
	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	24
	9(a)	Controls and Procedures	24
III	10 - 13	Incorporated by reference from the Company’s Proxy Statement	25
IV	14	Exhibits, Financial Statement Schedules and Reports on Form 8-K	25
Signatures			29
Audited Consolidated Financial Statements			F-1

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

PART I

ITEM 1. BUSINESS

OVERVIEW

     EntreMed, Inc. (NASDAQ: ENMD) is a clinical-stage biopharmaceutical company developing therapeutics primarily for the treatment of cancer. Panzem®, the Company’s lead drug candidate, is currently in clinical trials for cancer, as well as preclinical development for indications outside of oncology. EntreMed’s research and development programs are designed to identify new chemical entities by understanding the interrelationships of cell cycle regulation, inflammation, coagulation and angiogenesis – processes vital to the treatment of multiple diseases, including cancer. These programs have led to the identification of new therapeutic targets such as inhibition of the tissue factor pathway and the proteinase-activated receptor-2 (PAR-2). Based on these targets, EntreMed scientists are designing additional drug candidates for in-house development or partnering opportunities.

     We believe that our drug candidates may prove useful in treating certain cancers and a broad range of other diseases. To date, however, we have not conducted clinical trials in diseases outside of cancer. We believe that our product candidates may have significant advantages over traditional cancer therapies, including a reduced likelihood of resistance, fewer side effects and the ability to be self-administered and administered in conjunction with other therapies.

     During the summer of 2002, we chose to shift our financial and scientific focus to our small molecule programs. At that time, we announced our intention to no longer develop our protein-based programs for the drug candidates, endostatin and angiostatin. While we maintained our on-going endostatin and angiostatin clinical trials, we minimized our protein-related costs and pursued business opportunities for other organizations to continue the development of these proteins. We transferred the licenses for endostatin and angiostatin in February 2004 and are no longer involved with the development these compounds.

     We were incorporated under Delaware law in 1991, and our principal executive offices are located at 9640 Medical Center Drive, Rockville, Maryland 20850, and our telephone number is (240)864-2600.

SCIENTIFIC BACKGROUND

     We developed our initial drug pipeline based upon comprehensive research into the relationship between malignancy and the process of angiogenesis (the growth of new blood vessels). This research led us to focus on drug candidates that act on four cellular pathways common to a variety of biological processes important in multiple diseases: cell cycle regulation, inflammation, coagulation and angiogenesis. Our drug candidates have potential applications in oncology and 80 other diseases because they are involved with one or more of these pathways.

     Cell Cycle Regulation. Cell cycle regulation is the replication, differentiation and death of cells. One specific aspect of cell cycle regulation is the control of programmed cell death (apoptosis). In certain disease states, such as cancer, atherosclerosis and endometriosis, the balance between cell proliferation and cell death may be altered, resulting in inappropriate cell growth. Our compounds impact biochemical pathways in specific cells that result in their death via apoptosis. This resulting apoptosis can provide stability or regression of the disease process. Our preclinical studies have demonstrated induction of endothelial cell and tumor cell apoptosis in the absence of significant toxicities.

     Inflammation. Inflammation is broadly defined as the process involving the reaction of tissue to injury or disease. The condition may be either local or systemic and can be divided into acute (immediate) and chronic (prolonged) patterns. The endothelial cell responses involved in angiogenesis (formation of new blood vessels) and hemostasis are central to inflammatory diseases. In contrast to acute inflammation, which is manifested by vascular changes, edema, and largely neutrophil infiltration, chronic inflammation is characterized by infiltration with mononuclear leukocytes, tissue destruction, angiogenesis, and fibrosis. As a result, the cellular pathways involved in acute and chronic inflammation can be overlapping or distinct. Inflammation is a process that is associated with many pathologies, including cancer, cardiovascular disease and arthritis. Many of our compounds demonstrate ant-inflammatory properties in preclinical models.

     Coagulation. In pathologic conditions, such as cancer and cardiovascular disease, a chronic procoagulant state (clot forming tendency) exists that facilitates disease progression. Our novel compounds specifically target cellular receptors and pathways involved in the procoagulant state. These receptors and pathways are not specific to endothelial cells, but are also present on activated leukocytes, inflamed tissues and malignant tumor cells. Because of this targeted activity, our compounds have potential applicability in a variety of diseases where these pathways are important in the progression of the illness.

     Angiogenesis. Angiogenesis is a multi-step process that triggers the migration and proliferation of endothelial cells to form new blood vessels. Angiogenesis occurs as part of more than 80 disease states. Our drug candidates do not interfere with normal angiogenesis (essential during the first three months of embryonic development and for menstrual cycling and wound healing), but target only endothelial cells associated with disease. Because of this selectivity, to date our compounds have a strong safety profile with no clinically significant side effects.

PRODUCT PIPELINE

     Small molecules are the focus of our drug candidate pipeline. We believe this class of compounds provides us a range of potential therapeutic applications in which the compounds can be delivered systemically or locally using various drug delivery and drug formulation technologies.

ENTREMED DRUG CANDIDATE PIPELINE
(AS OF MARCH 2004)

     Panzem®. Although it is a naturally occurring estrogen metabolite, Panzem® (2-Meth-oxyestradiol, 2ME2) has no undesired estrogenic activity. Panzem® has multiple mechanisms of action and inhibits angiogenesis, microtubule formation, HIF-1a and osteoclastic activity and induces apoptosis (cell death). As a result of these mechanisms, Panzem® may have potential therapeutic applications not only in cancer, but also in diseases associated with the eye, heart, inflammation, women’s health, bone and skin. Specifically, in preclinical studies, Panzem® has demonstrated therapeutic effects in models for certain types of blindness, osteoporosis and other diseases.

     In the case of cancer, Panzem® inhibits endothelial cell growth and also directly kills tumor cells. The drug candidate has shown no cross resistance with cell lines resistant to various chemotherapy agents. Panzem® has been administered to more than 160 advanced cancer patients to date and has exhibited a strong safety profile. Panzem® has been tested in cancer patients as a single agent, as well as in combination with chemotherapeutics. Clinicians have reported signs of clinical benefit in patients with advanced cancer, including a complete response and a few partial responses, as well as stable disease. (See table below.) In September 2003, we selected Panzem® reformulations intended to increase the amount of Panzem® that circulates in the patient’s bloodstream by increasing absorption. We are exploring alternative delivery options and expect a new Panzem® formulation to enter into clinical trials during the first half of 2004.

PRODUCT
CANDIDATE	CLINICAL SITE LOCATION	INDICATION	PHASE	STATUS

Panzem®	Mayo Clinic, Rochester, MN Dana-Farber Cancer Institute, Boston, MA	Multiple Myeloma	II	Open
Panzem®*	National Cancer Institute, Bethesda, MD	Advanced solid tumors	I	Open
Panzem®*	Mayo Clinic, Rochester, MN	Advanced solid tumors	I	Closed
Panzem® w/ Taxotere	Indiana Univ. Cancer Center, Indianapolis, IN	Metastatic breast cancer	I	Complete
Panzem®	Univ. of Wisconsin, Madison, WI Indiana Univ. Cancer Center, Indianapolis, IN	Prostate Cancer	II	Complete
Panzem®	Indiana Univ. Cancer Center, Indianapolis, IN	Metastatic breast cancer	I	Complete

* NCI-sponsored trial. EntreMed provides only the drug candidate for this trial.

     Analogs of 2ME2. Using various analytical methods, we are designing new chemical compounds to inhibit tumor growth and angiogenesis activities. Specifically, we are modifying the chemical structure of 2-methoxyestradiol (2ME2) at various positions as well as synthesizing molecules with combinations of these modifications. Several of the resulting analogs have shown improved in vitro antiproliferative activities in tumor and endothelial cells and good oral pharmacokinetic profiles in rodents. We have advanced our lead analogs into preclinical in vivo testing. These in vivo investigations are evaluating antitumor and antiangiogenic activities, formulation optimization and adsorption, distribution, metabolism and excretion (ADME). The goal of these studies is to identify an IND candidate in oncology. In adhering to our business model, we are continuing to explore non-oncology applications with the analogs for out-licensing/co-development purposes. We have discovered all the analogs in-house and the respective intellectual property belongs exclusively to us.

     Proteinase Activated Receptor-2 (PAR-2) Inhibitors. In December 2003, we presented data on our discovery that PAR-2, a cell surface receptor that activates inflammatory processes, also plays a critical role in tumor growth and formation of new blood vessels in preclinical models. In addition, we have designed the first compounds known to block PAR-2. Specifically, we developed the first peptide PAR-2 antagonist, 520p. Using the 520p structure as a template, we have designed mimetic antagonists, including 547m, which demonstrates a ten-fold increase in antitumor activity when compared to 520p peptide in preclinical models. PAR-2 may be a target for potential therapeutic applications in oncology and diseases associated with inflammation and angiogenesis. All intellectual property associated with the PAR-2 program and its resulting compounds belong exclusively to us.

     Tissue Factor Pathway Inhibitors (TFPI). We have identified a peptide fragment of TFPI, a naturally occurring anti-coagulant protein that blocks tumor growth and angiogenesis in in vivo models. While this peptide inhibits metastatic tumor and blood vessel growth, it does not appear to affect normal blood clotting—a hurdle long associated with the development of TFPI and other coagulation inhibitors for oncology. We have begun using the peptide as a template to design small molecules with similar, but improved, properties. The resulting mimetic compounds may be less costly and more predictable to develop as therapeutics with possible treatment applications for oncology, as well as inflammatory and cardiovascular diseases. We have also identified the TFPI peptide’s mechanism of action. We have strong intellectual property surrounding the TFPI research program.

     Other New Chemical Entities for Oncology/Inflammation. We are currently designing new molecules by using various tools, including medicinal chemistry software. The synthesized molecules are then screened in a variety of assays with the goal of identifying hit compounds that may have therapeutic applications in oncology and inflammation, two closely linked pathologies. The resulting compounds from this program will be our property and we will own the intellectual property related to this program.

     ENMD 0996 Immunomodulator. We are currently developing immunomodulators that target fibroblast growth factor-2 (FGF-2), a naturally-occurring protein that stimulates angiogenesis. By blocking FGF-2, the formation of new blood vessel associated with tumors is inhibited. This is a fundamentally new approach to stopping tumor growth. In preclinical studies, our FGF-2 immunomodulator, ENMD 0996, inhibited tumor development by up to 90% in animal models without toxicity. Furthermore in laboratory mice, ENMD 0996 demonstrated no effect upon wound healing or reproduction – two normal processes involving angiogenesis. Currently, we are focusing on the product development of ENMD 0996 by using various analytical methods, including peptide truncation, to identify optimal formulations. We plan to move forward its work with immunumodulators and specifically ENMD 0996 through a development partnership. We discovered ENMD 0996 and the intellectual property belongs exclusively to us.

CORPORATE FOCUS & STRATEGY

     We believe that the small molecule programs offer the most promising candidates for successful commercialization for the following reasons:

     Multiple Mechanisms of Action. Unlike many therapeutic compounds that affect only one cellular activity, our compounds have numerous actions. With multiple mechanisms of action (MOA), one compound can attack one disease through several pathways, as well as impact different diseases. For example, Panzem®’s MOAs include the inhibition of angiogenesis, microtubule formation, HIF-1α and osteoclastic activity and the induction of apoptosis. As a result of these mechanisms, Panzem® has the potential to attack cancer cells through directed routes and also may attack diseases associated with the eye, heart, inflammation, women’s health, bone and skin.

     Versatility. With multiple mechanisms, small molecules are our most versatile compounds in terms of possible therapeutic applications. While preclinical and clinical efforts in oncology continue, preclinical applications in ophthalmology, cardiovascular disease, inflammatory disease, women’s health, bone disease and dermatology are also being explored. We signed an agreement with Allergan in January 2002, to explore Panzem® as a potential treatment for macular degeneration.

     Preclinical & Clinical Progress to Date. Based on Panzem®’s clinical profile in cancer patients, we plan to move forward with additional clinical trials. Our other programs have also produced encouraging data and the potential versatility that warrant further development.

     Intellectual Property Position. With the exception of Panzem®, we have discovered and developed our other compounds and these compounds are our property. This lessens our obligation to make future milestone, royalty and/or licensing payments. We plan to continue support of our in-house discovery and development efforts.

     Economic Viability. Our small molecules compounds are more economical and versatile when compared to the costs and therapeutic applications associated with protein programs. These compounds are more predictable than proteins in development and scale-up. This feature translates into lower development, manufacturing, and other associated costs. Additionally, small molecules may have the greatest economic return because they offer a number of potential therapeutic applications and may be delivered to the patient orally, topically or by other means.

     With our corporate focus on small molecules, we are fully funding the research and development of Panzem® and the New Chemical Entities we have discovered. We are also fully funding the business activities related to their development.

BUSINESS DEVELOPMENT

     Oncology is our clinical and commercial focus. Our scientific research, however, has also provided data that support the preclinical development of our compounds in non-oncology applications, specifically in ophthalmology, cardiology, inflammatory disease, women’s health, orthopedics and dermatology. These data increase the potential value of our drug candidates without additional development expense. Therefore, our strategy is to continue developing small molecule compounds for oncology, while – simultaneously – pursuing strategic alliances and multiple licensing partnerships for these compounds in other therapeutic areas. For example, in 2002, we finalized an agreement with Allergan for the localized use of Panzem® in ophthalmology. This type of partnership does not increase our expenses nor decrease our primary oncology focus, but may bring revenue to us. The funds raised through non-oncology partnerships are expected to help support our small molecule programs currently being developed for oncology use.

     Our business plan creates new opportunities to build on our in-house scientific talent and expertise. For instance, while researching Panzem®, we acquired an in-depth understanding of the compound’s biological characteristics, leading to the development of proprietary New Chemical Entities related to 2ME2 – compounds that may offer targeted therapeutics in certain diseases. We are also applying our scientific expertise in cancer and cellular pathways, specifically with respect to inflammation, angiogenesis, coagulation and apoptosis, in order to expand business opportunities in other non-oncology indications.

     We have transferred the majority of our scientific assets outside the core small molecule business strategy with the completion of two business transactions. First, in September 2003, we licensed the localized delivery of the endostatin and angiostatin genes for ophthalmology to Oxford BioMedica in return for an initial cash payment and Oxford BioMedica common stock. If successful, we could receive up to $10 million on the achievement of regulatory/clinical milestones and also royalties on future product sales.

     In our second transaction in February 2004, we transferred rights for our protein-based drug candidate programs, endostatin and angiostatin, in an agreement with Children’s Medical Center Corporation in Boston (CMCC) and Alchemgen Therapeutics, Inc. Under the agreement, CMCC and Alchemgen are continuing the development of endostatin and angiostatin and bear all expenses associated with the programs, including costs that we may incur in transferring these compounds. In exchange, we receive upfront and future cash and royalty payments. Under the terms of the three-party agreement, the Houston-based, privately-held company Alchemgen received exclusive rights to market endostatin and angiostatin in Asia. CMCC holds the license for the rest of the world. We will receive 20% of all future proceeds (e.g. upfront, milestone and royalty payments) resulting from any subsequent CMCC license outside of Asia.

EMPLOYEES

     As of December 31, 2003, we had 44 full-time employees and one part-time employee. Twenty-six employees work in our research and development department. We may hire additional personnel in addition to utilizing part-time or temporary consultants on an as-needed basis. None of our employees are represented by a labor union, and we believe our relations with our employees are satisfactory.

RELATIONSHIPS – CORPORATE AND NON-PROFIT

     Corporate Transactions.

-	Alchemgen Therapeutics, Inc. In a February 2004, we transferred the licenses for endostatin and angiostatin to Alchemgen; the company now holds exclusive rights to develop, make and market endostatin and angiostatin in Asia.

-	Allergan. In January 2002, we entered into a five-year agreement with Allergan to develop small molecules for ophthalmic uses with local delivery to the eye. The first candidate to be developed is Panzem® for treatment of age-related macular degeneration.

-	Celgene. In December 2002, we sold our thalidomide analog programs to Celgene. Prior in 1998, we licensed thalidomide to Celgene for angiogenesis-related uses only. The analog program was specifically excluded from that 1998 licensing agreement.

-	Children’s Medical Center Corporation (CMCC). As part of our three-way agreement with Alchemgen Therapuetics, Inc. that was executed in February 2004, CMCC holds the licenses for endostatin and angiostatin for all markets outside of Asia.

-	Oxford BioMedica. In September 2003, we licensed the localized delivery of the endostatin and angiostatin genes for ophthalmology to Oxford BioMedica.

     Contract Manufacturing. The manufacturing efforts for the production of our clinical trial materials are performed by contract manufacturing organizations. Established relationships coupled with supply agreements have secured the necessary resources to ensure adequate supply of clinical materials to support our clinical development program. We believe that our current strategy of outsourcing manufacturing is cost-effective and allows for the flexibility we require.

     Panzem® is currently bulk manufactured by Akzo Nobel. We do not anticipate any challenges in securing contract manufacturing capacity at Akzo Nobel or another manufacturer to produce Panzem®. Commonly, small molecule-based contract manufacturing facilities are more readily available than biological facilities because these compounds are more predictable in development and scale-up and, therefore, less costly in terms of time and money to produce.

     Sponsored Research Agreements. To complement our in-house research and development efforts, we have entered into agreements with outside scientists to conduct specific projects as outlined below. We maintain rights — for a specific period of time following funding expiration — to all discoveries and data from research supported by our funds. The funds received in accordance with these agreements partially support the scientists’ laboratory, research personnel and research supplies.

Children’s Hospital, Boston
2-year agreement effective November 1, 2003
“2ME2 Analog Program and Melanocyte Secreted Angiogenesis Inhibitor Program”

Emory University
1-year agreement effective May 1, 2003
“Investigation of the Molecular Mechanism of Antitumor and Antiangiogenic Effect of 2ME2 and 2ME2 Analogs”

Purdue University
1-year agreement effective April 1, 2003
“Design and Synthesis of 2ME2 Analogs”

Southwest Foundation for Biomedical Research
1-year agreement effective July 1, 2003
“Synthesis of 2ME2 Analogs”

     Collaborative Research and Development Agreements (CRADAs). We extended one existing CRADA with the National Cancer Institute:

–	“Preclinical and Clinical Development of 2ME2 (Panzem®)” (Expires April 2005).

     Clinical Trial Centers. As of December 31, 2003, we are conducting clinical trials at the following institutions:

–	Dana-Farber Cancer Institute

–	Indiana University Cancer Center

–	Mayo Clinic

PATENTS, LICENSES AND PROPRIETARY RIGHTS

     Our success will depend in part on our ability to obtain patent protection for our products, both in the United States and abroad. The patent position of biotechnology and pharmaceutical companies, in general, is highly uncertain and involves complex legal and factual questions.

     Following the February 2004 transfer of the licenses for endostatin and angiostatin, we own or have licensed on an exclusive basis a total of 42 patent applications and issued patents in the United States for our product candidates. We have a total of 83 pending patent applications and issued patents in the United States and other countries.

     We have exclusively licensed technology from Children’s Hospital, Boston, which covers the use of steroid-derived small molecular weight compounds such as Panzem® that are antimitotic and antiangiogenic agents. A patent application has been filed covering purified Panzem® as a composition of matter. There are nine pending United States patent applications and eight issued United States patents covering this technology. Patent applications also cover estrogen-related compounds with anti-fungal activity and the treatment of localized atherosclerosis. The terms of the licenses for Panzem® extend until the underlying patents expire.

     We own the technology associated with our 2ME2 analogs, PAR-2 inhibitors, TFPI peptides, NCEs for oncology and inflammation and the ENMD 0996 immunomodulator.

     Many patent applications corresponding to the above-described United States patent applications have been filed in Europe, Japan, Canada, Australia, and other selected countries.

     We have registered the trademarks ENTREMED, PANZEM® and THE ANGIOGENESIS COMPANY in the U.S. Patent and Trademark Office and have applied for registration of the mark in selected foreign countries. We have filed for registration of the marks PANZEM®, APOMIDE, VASCULOSTATIN, ENTREVEST and PHOSAIC in the U.S. Patent and Trademark Office.

GOVERNMENT REGULATION

     Our development, manufacture, and potential sale of therapeutics are subject to extensive regulation by United States and foreign governmental authorities.

     The Food and Drug Administration (FDA) will regulate our product candidates currently being developed as drugs or biologics. New drugs are subject to regulation under the Federal Food, Drug, and Cosmetic Act, and biological products, in addition to being subject to certain provisions of that Act, are regulated under the Public Health Service Act. We believe that drug products developed by us or our collaborators will be regulated either as biological products or as new drugs. Both applicable statutes and the regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and other promotional practices involving biologics or new drugs, as the case may be. FDA clearances or approvals must be obtained before clinical testing, and before manufacturing and marketing of biologics or drugs.

     Preparing drug candidates for FDA approval has been historically a costly and time-consuming process. Generally, in order to gain FDA permission to test a new agent, a developer first must conduct preclinical studies in the laboratory and in animal model systems to gain preliminary information on an agent’s effectiveness and to identify any safety problems. The results of these studies are submitted as a part of an investigational new drug (IND) application for a drug or biologic, which the FDA must review before human clinical trials of an investigational drug can begin. The IND includes a detailed description of the clinical investigations to be undertaken.

     In order to commercialize any products, we or our collaborators must sponsor and file an IND and conduct clinical studies to demonstrate the safety and effectiveness necessary to obtain FDA approval of such products. For INDs sponsored by us or our collaborators, we or our collaborators will be required to select qualified investigators (usually physicians within medical institutions) to supervise the administration of the products, and ensure that the investigations are conducted and monitored in accordance with FDA regulations, including the general investigational plan and protocols contained in the IND.

     Clinical trials of drugs or biologics are normally done in three phases, although the phases may overlap. Phase I trials for agents to be used to treat cancer patients are concerned primarily with the safety and preliminary effectiveness of the drug, involve a small group ranging from 15 - 40 subjects, and may take from six months to over one year to complete. Phase II trials normally involve 30 - 200 patients and are designed primarily to demonstrate effectiveness in treating or diagnosing the disease or condition for which the drug is intended, although short-term side effects and risks in people whose health is impaired may also be examined. Phase III trials are expanded clinical trials with larger numbers of patients which are intended to evaluate the overall benefit-risk relationship of the drug and to gather additional information for proper dosage and labeling of the drug. Phase III clinical trials generally take two to five years to complete, but may take longer. The FDA receives reports on the progress of each phase of clinical testing, and it may require the modification, suspension, or termination of clinical trials, if it concludes that an unwarranted risk is presented to patients, or, in Phase II and III, if it concludes that the study protocols are deficient in design to meet their stated objectives.

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

     The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be obtained on a timely basis, if at all. Although it is the policy of the FDA to complete the review of the initial submission of BLAs and NDAs within six to twelve months, the entire FDA review process may take several years to receive approval. Notwithstanding the submission of relevant data, the FDA may ultimately decide that the BLA or NDA does not satisfy its regulatory criteria and deny the approval. Further, the FDA may require additional clinical studies before making a decision on approval. In addition, the FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and effectiveness. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual regulatory requirements and review relating to GMP, adverse event reporting, promotion and advertising, and other matters. Discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, as well as possible civil or criminal sanctions.

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

RISK FACTORS

We Have a History of Losses and Anticipate Future Losses

     To date, we have been engaged primarily in research and development activities. Although we have received license fees and research and development funding from a former collaborator, limited revenues on royalties from sales of THALOMID® and certain research grants, we have not derived significant revenues from operations.

     At December 31, 2003, we had an accumulated deficit of approximately $232,813,000. Losses have continued since December 31, 2003. We also will be required to conduct substantial research and development and clinical testing activities for our proposed products. We expect that these activities will result in operating losses for the foreseeable future before we commercialize any products, if ever. In addition, to the extent we rely on others to develop and commercialize our products, our ability to achieve profitability will depend upon the success of these other parties. To support our research and development of certain product candidates, we also may rely on cooperative agreements from governmental and other organizations as a source of support. If our cooperative agreements were to be reduced to any substantial extent, it may impair our ability to continue our research and development efforts. Even if we do achieve profitability, we may be unable to sustain or increase it.

Development of Our Products is at an Early Stage and is Uncertain

     Our proposed products and research programs are in the early stage of clinical development and require significant, time-consuming and costly research and development, testing and regulatory clearances. In developing our products, we are subject to risks of failure that are inherent in the development of products and therapeutic procedures. For example, it is possible that any or all of these proposed products or procedures will be ineffective or toxic, or otherwise will fail to receive necessary FDA clearances. There is a risk that the proposed products or procedures will be uneconomical to manufacture or market or will not achieve market acceptance. There is also a risk that third parties may hold proprietary rights that preclude us from marketing our proposed products or that others will market a superior or equivalent product. Further, our research and development activities might never result in commercially viable products.

     Our product candidates are at the clinical and preclinical stages of development. Although several of our product candidates have demonstrated some success in early clinical (human) trials and preclinical (animal) studies, they may not prove to be effective in humans.

     Animals are not people, and testing on animals may occur under different conditions than testing in people. There are many regulatory steps that must be taken before any of these product candidates will be eligible for FDA approval and subsequent sale, including the completion of preclinical and clinical trials. We do not expect that these product candidates will be commercially available for several years, if ever.

We Are Uncertain Whether Additional Funding Will Be Available For Our Future Capital Needs and Commitments

     We will require substantial funds in addition to our existing working capital to develop our product candidates and otherwise to meet our business objectives. We have never generated enough revenue during any period since our inception to cover our expenses and have spent, and expect to continue to spend, substantial funds to continue our research and development and clinical programs. Any one of the following factors, among others, could cause us to require additional funds or otherwise cause our cash requirements in the future to increase materially:

•	results of research and development activities;

•	progress of our preclinical studies or clinical trials;

•	results of clinical trials;

•	changes in or terminations of our relationships with strategic partners;

•	changes in the focus, direction, or costs of our research and development programs;

•	competitive and technological advances;

•	establishment of marketing and sales capabilities;

•	the regulatory approval process; or

•	product launch.

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

Our Efforts to Reformulate Panzem® May Not be Successful

     We are reformulating our lead product candidate, Panzem®, in an effort to increase its concentration in the blood stream. We are also exploring several oral dosage forms for delivering Panzem®. Our reformulated product may not work as well in humans as it has in preclinical testing and may not lead to increased concentration in the blood stream. This process, part of normal drug development, may or may not result in a commercially viable drug candidate.

We May Need New Collaborative Partners to Develop and Commercialize Products, and if We Enter Into Such Arrangements We May Give Up Control Over the Development and Approval Process and Decrease Our Potential Revenue

     We plan to develop and commercialize our product candidates with or without corporate alliances and partners. Nonetheless, we intend to explore opportunities for new corporate alliances and partners to help us develop, commercialize and market our product candidates. We expect to grant to our partners certain rights to commercialize any products developed under these agreements, and we may rely on our partners to conduct research and development efforts and clinical trials on, obtain regulatory approvals for, and manufacture and market any products licensed to them. Each individual partner will seek to control the amount and timing of resources devoted to these activities generally. We anticipate obtaining revenues from our strategic partners under such relationships in the form of research and development payments and payments upon achievement of certain milestones. Since we generally expect to obtain a royalty for sales or a percentage of profits of products licensed to third parties, our revenues may be less than if we retained all commercialization rights and marketed products directly. In addition, there is a risk that our corporate partners will pursue alternative technologies or develop competitive products as a means for developing treatments for the diseases targeted by our programs.

     We may not be successful in establishing any collaborative arrangements. Even if we do establish such collaborations, we may not successfully commercialize any products under or derive any revenues from these arrangements. Our strategy also involves entering into multiple, concurrent strategic alliances to pursue commercialization of our core technologies. There is a risk that we will be unable to manage simultaneous programs successfully. With respect to existing and potential future strategic alliances and collaborative arrangements, we will depend on the expertise and dedication of sufficient resources by these outside parties to develop, manufacture, or market products. If a strategic alliance or collaborative partner fails to develop or commercialize a product to which it has rights, we may not recognize any revenues on that particular product.

We Have No Current Manufacturing or Marketing Capacity and Rely on Only One Supplier For Some of Our Products

     We do not expect to manufacture or market products in the near term, but we may try to do so in certain cases. We do not currently have the capacity to manufacture or market products and we have limited experience in these activities. If we elect to perform these functions, we will be required to either develop these capacities, or contract with others to perform some or all of these tasks. We may be dependent to a significant extent on corporate partners, licensees, or other entities for manufacturing and marketing of products. If we engage directly in manufacturing or marketing, we will require substantial additional funds and personnel and will be required to comply with extensive regulations. We may be unable to develop or contract for these capacities when required to do so in connection with our business.

     We are currently manufacturing products for clinical trials on a contract basis. Panzem®, our lead small molecule clinical drug candidate, is currently bulk manufactured by AKZO Nobel. While we have undertaken preliminary activities with alternative bulk manufacturers, we do not have arrangements in place with these alternative suppliers if our current supplier AKZO Nobel was unable to deliver the product in necessary quantities. The current clinical drug product is manufactured by University of Iowa College of Pharmacy using a non-proprietary encapsulation process that is readily transferable to another GMP facility. The new formulations to be used in the clinic will be manufactured at a yet-to-be-announced GMP facility.

     As discussed above, we depend on all such third-party manufacturers to perform their obligations effectively and on a timely basis. These third parties may not meet their obligations and any such non-performance may delay clinical development or submission of products for regulatory approval, or otherwise impair our competitive position. Any significant problem experienced by one of our suppliers could result in a delay or interruption in the supply of materials to us until such supplier resolves the problem or an alternative source of supply is located. Any delay or interruption would likely lead to a delay or interruption of manufacturing operations, which could negatively affect our operations. Although we have identified alternative suppliers for our product candidates, we have not entered into contractual or other arrangements with them. If we needed to use an alternate supplier for any product, we would experience delays while we negotiated an agreement with them for the manufacture of such product. In addition, we may be unable to negotiate manufacturing terms with a new supplier that are as favorable as the terms we have with our current suppliers.

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

     The manufacture of pharmaceutical products can be an expensive, time consuming, and complex process. Manufacturers often encounter difficulties in scaling-up production of new products, including quality control and assurance and shortages of personnel. Delays in formulation and scale-up to commercial quantities could result in additional expense and delays in our clinical trials, regulatory submissions, and commercialization.

Failure of Manufacturing Facilities Producing Our Product Candidates to Maintain Regulatory Approval Could Delay or Otherwise Hinder Our Ability to Market Our Product Candidates

     Any manufacturer of our product candidates will be subject to applicable Good Manufacturing Practices (GMP) prescribed by the FDA or other rules and regulations prescribed by foreign regulatory authorities. We and any of our collaborators may be unable to enter into or maintain relationships either domestically or abroad with manufacturers whose facilities and procedures comply or will continue to comply with GMP and who are able to produce our small molecules. Failure by a manufacturer of our products to comply with GMP could result in significant time delays or our inability to obtain marketing approval or, should we have market approval, for such approval to continue. Changes in our manufacturers could require new product testing and facility compliance inspections. In the United States, failure to comply with GMP or other applicable legal requirements can lead to federal seizure of violated products, injunctive actions brought by the federal government, and potential criminal and civil liability on the part of a company and its officers and employees.

Manufacturing Our Product Candidates May Not Be Commercially Feasible

     The manufacturing processes for several of the small molecules we are developing have not yet been tested at commercial levels, and it may not be possible to manufacture these materials in a cost-effective manner.

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

     For several of the products that we are developing, including Panzem®, composition of matter patents are not available because the compounds are in the public domain. In these cases, only patents covering the “use” of the product are available. In general, patents covering a new use for a known compound can be more difficult to enforce against infringers of the use claims in the patent.

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

     We also rely on trade secret protection for our confidential and proprietary information. However, trade secrets are difficult to protect and others may independently develop substantially equivalent proprietary information and techniques and gain access to our trade secrets and disclose our technology. We may be unable to meaningfully protect our rights to unpatented trade secrets. We require our employees to complete confidentiality training that specifically addresses trade secrets. All employees, consultants, and advisors are required to execute a confidentiality agreement when beginning an employment or a consulting relationship with us. The agreements generally provide that all trade secrets and inventions conceived by the individual and all confidential information developed or made known to the individual during the term of the relationship automatically become our exclusive property. Employees and consultants must keep such information confidential and may not disclose such information to third parties except in specified circumstances. However, these agreements may not provide meaningful protection for our proprietary information in the event of unauthorized use or disclosure of such information.

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

AVAILABLE INFORMATION

     Our electronic filings with the U.S. Securities and Exchange Commission (including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge through our web site at www.entremed.com as soon as reasonably practicable after we electronically file with or furnish them to the U.S. Securities and Exchange

ITEM 2. PROPERTIES

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

          None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock began trading publicly on the Nasdaq National Market under the symbol “ENMD” on June 12, 1996. The following table sets forth the high and low closing price for our common stock by quarter, as reported by the Nasdaq National Market, for the periods indicated:

	HIGH	LOW

2002:
First Quarter	$8.31	$6.33
Second Quarter	7.99	3.07
Third Quarter	3.55	1.04
Fourth Quarter	1.97	0.86
2003:
First Quarter	$1.49	$0.96
Second Quarter	6.53	0.98
Third Quarter	5.77	3.00
Fourth Quarter	5.93	3.18
2004:
First Quarter (through March 9, 2004)	$4.90	$3.25

     On March 9, 2004, the closing price of our common stock, as reported by the Nasdaq National Market, was $3.34 per share. As of March 9, 2004 there were approximately 893 holders of record of our common stock.

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

	Year Ended December 31,

	2003	2002	2001	2000	1999

STATEMENTS OF OPERATIONS DATA:
Revenues
Collaborative research and development	$667,796	$835,493	$—	$—	$3,099,166
License fees	310,496	115,496	—	—	403,333
Grant revenues	508,243	131,681	358,427	401,477	339,087
Royalty revenues	2,705	38,790	1,440,070	3,117,282	1,123,111
Other	86,306	55,030	63,444	153,016	52,853
Total revenues	1,575,546	1,176,490	1,861,941	3,671,775	5,017,550
Expenses:
Research and development	14,252,196	31,308,427	54,201,179	42,743,798	35,529,435
General and administrative	7,022,986	13,932,133	14,473,012	11,645,651	8,028,922
Interest expense	—	390,941	344,969	241,451	22,270
Investment income	(205,580)	(317,910)	(1,437,966)	(2,164,748)	(1,677,361)
Gain on discharge of liabilities	—	(2,174,765)	—	—	—
Gain on sale of asset	—	(2,940,184)	—	—	—
Gain on sale of royalty interest	—	—	(22,410,182)	—	—
Net loss	$(19,494,056)	$(39,022,152)	$(43,309,071)	$(48,794,377)	$(36,885,716)
Net loss per share	$(0.68)	$(1.78)	$(2.39)	$(3.04)	$(2.67)
Weighted average number of shares outstanding	29,943,161	21,892,520	18,093,174	16,057,047	13,801,220

	Year Ended December 31,

	2003	2002	2001	2000	1999

BALANCE SHEET DATA:
Cash and cash equivalents and short-term investments	$36,941,430	$24,067,045	$41,386,300	$24,503,886	$26,027,235
Working capital	33,405,818	7,716,002	21,257,950	15,129,183	19,242,907
Total assets	40,153,764	27,810,212	46,218,450	31,410,412	31,843,625
Deferred revenue, less current portion	192,993	286,488	—	—	—
Accumulated deficit	(232,812,674)	(213,318,618)	(174,296,466)	(130,987,395)	(82,193,018)
Total stockholders’ equity	34,858,883	10,493,646	23,194,898	19,039,945	21,984,801

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. See “Risk Factors”.

OVERVIEW

     Since our inception in September 1991, we have devoted substantially all of our efforts and resources to sponsoring and conducting research and development on our own behalf and through collaborations. Through December 31, 2003, all of our revenues have been generated from license fees, research and development funding, royalty payments, the sale of royalty rights, and certain research grants; we have not generated any revenue from direct product sales. We anticipate our primary revenue sources for the next few years to include research grants and collaboration payments under current or future arrangements. The timing and amounts of such revenues, if any, will likely fluctuate and depend upon the achievement of specified research and development milestones, and results of operations for any period may be unrelated to the results of operations for any other period. Our research and development efforts are focused on the identification and development of new chemical entities utilizing our understanding of the interrelationships of cell cycle regulation, inflammation, coagulation and angiogenesis — processes vital to the treatment of multiple diseases, including cancer. In 2003 we reformulated our lead drug candidate Panzem® and we are evaluating various oral dosage forms. Our expenses will likely exceed our revenues as we continue the development of Panzem® and bring other drug candidates into clinical trials.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

     The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in our financial statements requiring significant estimates and judgments are as follows:

Grant Revenue – In 2002 and 2001 the Company received government grants for the development of potential malaria vaccines. In 2003 we received a government grant to support financially our Phase II Endostatin clinical trial in patients with neuroendocrine tumors. Grants are funded in specific amounts based on funding requests submitted to the grantor. Grant revenues are recognized and realized at the time that research and development activities are performed.

Collaborative Research Revenue - The Company receives revenues for performance under commercial research and development contracts. These contracts require that the Company provide services directed toward specific objectives and include developmental milestones and deliverables. These revenues are recognized at the time that research and development activities are performed.

Licensing Revenue - The Company recognizes licensing revenues resulting from the January 2002 five-year strategic alliance with Allergan, to develop and commercialize small molecule angiogenic inhibitors for treatment and prevention of diseases and conditions of the eye. The initial net fee is amortized to income over the five-year license term. Under the agreement, the Company had no continuing obligations. As such, we recorded as revenue the value of the initial net cash and shares of common stock received under a licensing agreement with Oxford Biomedica, PLC and Oxford Biomedica (UK) Limited.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2003, 2002 and 2001.

     Revenues. Revenues increased 34% in 2003 to $1,576,000 from $1,176,000 in 2002 and decreased 37% in 2002 from $1,862,000 in 2001. These variations resulted from changes in collaborative research and development revenues, grant revenues, royalties and licensing revenues. Collaborative research and development revenues, resulting primarily from work performed on commercial research and development contracts, decreased to $668,000 in 2003 from $835,000 in 2002. We did not receive any collaborative research and development revenues in 2001. Collaborative research and development revenues in 2002 and 2003 primarily represent work under a NIH sponsored contract, which was completed in 2003. Therefore, we do not currently anticipate a significant amount of collaborative research and development revenues in 2004. We also recognized grant revenue of $508,000 in 2003 compared to $132,000 in 2002 and $358,000 in 2001. 2003 grant revenues represent a grant, sponsored by the FDA, that provided financial support for our Phase II Endostatin clinical trial in patients with neuroendocrine tumors. 2002 and 2001 grant revenues were funds received from a Small Business Innovative Research, or SBIR, program of the National Institutes of Health. The decrease in grant revenues in 2002 reflects our shift in focus to small molecule programs. In accordance with our 1998 collaborative sublicensing agreement for thalidomide with Celgene, we recognized net royalty revenues from Celgene’s sales of thalidomide (THALOMID(R)) of $1,440,000 for the year ended December 31, 2001. We did not recognize revenue under this agreement in 2002 or 2003 as a result of the sale of our right to receive royalty income from Celgene’s sales of thalidomide (THALOMID(R)) in 2001. Licensing revenues increased to $310,000 in 2003 from $115,000 in 2002. The increase results primarily from the recognition as licensing revenue the value of the initial net cash and shares of common stock received under a licensing agreement with Oxford Biomedica, PLC and Oxford Biomedica (UK) Limited in addition to the revenues from the January 2002 five-year strategic alliance with Allergan, to develop and commercialize small molecule angiogenic inhibitors for treatment and prevention of diseases and conditions of the eye. We did not receive any licensing revenues in 2001.

     Research and Development Expenses. From inception through December 31, 2003 we have incurred research and development expenses of approximately $222,000,000. Included in this amount are the expenses related to our three lead product candidates, Panzem®, Endostatin and Angiostatin. At December 31, 2003 the accumulated expenses for each of these development projects are $24,143,000, 71,299,000 and 35,484,000, respectively. Project expenses for Panzem® of $6,328,000, Endostatin of $1,107,000 and Angiostatin of $808,000 are reflected in our 2003 R&D expenses of $14,252,000. Research and Development expenses were $31,308,000 in 2002 and $54,201,000 in 2001. Project costs for Panzem®, Endostatin and Angiostatin were $3,150,000, $8,949,000 and $4,839,000 in 2002, and $7,390,000, $19,719,000 and $9,249,000 in 2001, respectively. The 2003 decrease reflects the Company’s shift in focus to small molecules and the resulting dramatic decrease in costs associated with Endostatin and Angiostatin. In 2002 we brought a fourth product candidate into the clinic. ENMD 0995, a thalidomide analog, was subsequently sold as part of the sale of our thalidomide analog program to Celgene Corporation in December 2002. We incurred $3,694,000 in project expenses from the inception of the program.

     The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. As of December 31, 2003, three of our proprietary product candidates, Panzem®, Endostatin and Angiostatin, were in various stages of clinical trials. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

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

     Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development expenses decreased to approximately $14,252,000 in 2003 from $31,308,000 in 2002 and from $54,201,000 in 2001. The cost decrease in 2003 reflects the shift in emphasis from the protein product candidates towards our small molecule programs including Panzem®. The 2003 decreases are primarily associated with the following:

-	Decreased personnel— The decrease results from the refocus and elimination of some research and development programs and the associated staff reductions. The 2003 personnel costs were approximately $3,151,000 including severance obligations incurred. Personnel costs were $7,830,000, including $700,000 in severance obligations, in 2002 and $7,944,000 in 2001.

-	Collaborative Research Agreements— We made payments to our collaborators of $170,000, $3,426,000 and $3,708,000 in years 2003, 2002 and 2001, respectively. Sponsored research payments to academic collaborators include payments to Children’s Hospital, of $75,000 in 2003, $1,000,000 in 2002 and $2,183,000 in 2001.

-	Clinical Trial Costs— Clinical costs decreased from $3,085,000 to $1,432,000 from 2002 to 2003. The 2002 amount was a decrease of $194,000 from $3,345,000 in 2001. The 2003 decrease reflects the shift in focus to small molecules and the resulting changes in the clinical programs for Endostatin and Angiostatin. As of December 31, 2003, we had ongoing clinical trials for all three drug candidates although we did not initiate any new clinical trials in 2003 as a result of our Panzem® reformulation efforts. In 2002 we initiated a phase I clinical trial for a fourth drug candidate ENMD 0995, a thalidomide analog. Rights to this program were transferred to Celgene as part of the December 31, 2002 transaction. In 2001, we had clinical trials in progress for the entire year for our product candidates, Panzem®, Endostatin and Angiostatin. Costs of such trials include the clinical investigator site fees, monitoring costs and data management costs. Contracted regulatory support costs were $62,000, $682,000 and $1,040,000 in 2003, 2002 and 2001, respectively.

-	Contract Manufacturing Costs— The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill finish services and product release costs. Contract manufacturing costs decreased significantly in 2003 to $3,012,000. This decrease reflects the Company’s small molecule focus and, as such, virtually all of the 2003 costs relate to Panzem®. Product manufacturing costs were $8,717,000 and $27,170,000 in 2002 and 2001, respectively. These amounts included $7,469,000 in 2002 and $22,758,000 in 2001 relating to the manufacture of Angiostatin and Endostatin.

     Also reflected in our 2003 research and development expenses are payments to outside services providers of approximately $2,357,000, patent costs of $916,000 and facility and related expenses of $1,736,000. In 2002, these expenses totaled $1,080,000, $1,574,000 and $1,912,000, respectively. The 2003 increase in outside services relates to our Panzem® reformulation efforts. The decrease in patent cost reflects our shift in focus to small molecules, which resulted in the elimination of some programs.

     General and Administrative Expenses. General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.

     General and administrative expenses decreased to approximately $7,023,000 in 2003 from $13,932,000 in 2002 and $14,473,000 in 2001. The 2003 decrease reflects the Company’s late 2002 shift in focus and the resulting reductions in staff. Also reflected in the 2002 and 2001 amounts are legal fees associated with the Abbott and Celgene litigations, and charges of $1,995,000 and $1,367,000 in 2002 and 2001, respectively, related to the potential repurchase of our common stock from Bristol-Myers Squibb and the related guaranteed minimum purchase price. The Abbott and Celgene litigations were settled and the terms of the Bristol-Myers Squibb repurchase agreement were renegotiated in 2002.

     Interest expense. As a result of the recapitalization of MaxCyte, there is no interest expense recorded in 2003. In 2002 interest expense increased 13% to $391,000 from $345,000 in 2001. The 2002 and 2001 amounts result primarily from the accrual of interest relating to MaxCyte’s issuance of convertible promissory notes.

     Investment income. Investment income decreased by 35% in 2003 to $206,000 as a result of continued low yields on interest bearing cash accounts and investments. Investment income was $318,000 in 2002, a decrease of 78% from $1,438,000 in 2001.

     Dividends on Series A convertible preferred stock. The Consolidated Statement of Operations for the year ended December 31, 2003 reflects a dividend of $1,005,000 relating to Series A Convertible Preferred Stock held by Celgene pursuant to a Securities Purchase Agreement dated December 31, 2002. The Series A Preferred Stock will accumulate dividends at a rate of 6% and will participate in dividends declared and paid on the common stock, if any. All accrued dividends must be paid before any dividends may be declared or paid on the Common Stock.

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

     Gain on sale of royalty interest. The Consolidated Statement of Operations for the year ended December 31, 2001 reflects a gain of approximately $22,400,000 resulting from a purchase agreement by and between Bioventure Investments kft (“Bioventure”) and the Company. Bioventure purchased our right, title and interest to the net royalty payments on THALOMID(R) payable by Celgene Corporation to the Company under an agreement dated as of December 9, 1998 by and between the Company and Celgene.

LIQUIDITY AND CAPITAL RESOURCES

     To date, we have been engaged primarily in research and development activities. As a result we have incurred and expect to continue to incur operating losses for 2004 and the foreseeable future before we commercialize any products. In addition, under the terms of the Panzem® license agreement, we must be diligent in bringing potential products to market and may be required to make future milestone payments of up to $850,000. If we fail to comply with the milestones or fail to make any required sponsored research or milestone payment, we could face the termination of the relevant sponsored research or license agreement.

     At December 31, 2003, we had cash and short-term investments of approximately $36,941,000 with working capital of approximately $33,406,000, reflecting the three financing transactions, netting approximately $37,758,000, completed in 2003. In connection with these financing transactions, we paid to Ferghana Partners Inc. success fees of approximately $1,580,000. Our Chairman serves as Chairman of the Board of Directors of Ferghana Partners, Inc., a non-executive position without day-to-day responsibilities. In addition, in 2003 we also paid Ferghana Partners, Inc. success fees of approximately $1,475,000 related to the Celgene transaction that was consummated in December 2002. Approximately seventy percent of the fees paid to Ferghana in 2003 would have been paid under agreements that existed prior to our Chairman joining EntreMed’s Board of Directors in February 2003. Our agreements with Ferghana expire on March 31, 2004.

     To accomplish our business plans, we will be required to continue to conduct substantial development activities for all of our proposed products. Under our current operating plans, expenditures on development activities are expected to be approximately $21,000,000, net of operating revenues, in 2004. Based on our assessment of our current capital resources and the actions discussed below, and in the absence of additional financing, we believe that we will have adequate resources to fund operations into 2005. Our estimate may change, however, based on our decisions with respect to future clinical trials related to Panzem®, developments in our business including the acquisition of additional intellectual property and other investments in new or complimentary technology and our success in executing our current business plan.

     We intend to continue to pursue strategic relationships to provide resources for the further development of our product candidates. There can be no assurance, however, that these discussions will result in relationships or additional funding. In addition, we may continue to seek capital through the public or private sale of securities, if market conditions are favorable for doing so. If we are successful in raising additional funds through the issuance of equity securities, stockholders likely will experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of our common stock. There can be no assurance that we will be successful in seeking additional capital.

INFLATION AND INTEREST RATE CHANGES

     Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.

CONTRACTUAL OBLIGATIONS

The table below sets forth our contractual obligations at December 31, 2003.

CONTRACTUAL OBLIGATIONS	PAYMENTS DUE BY PERIOD

		Less than 1			More than
	Total	year	1-3 years	3-5 years	5 years
Operating Leases Obligations	5,023,000	932,000	1,907,000	2,013,000	171,000
Purchase Obligations
Clinical Trial Contracts	450,000	450,000
Collaborative Research Contracts	650,000	425,000	225,000
Outside Service Contracts	350,000	350,000
Total Contractual Obligations	$6,473,000	2,157,000	2,132,000	2,013,000	171,000

ITEM 7(a) QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of December 31, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted in a separate section of this report. See Index to Consolidated Financial Statements on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

ITEM 9A. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company’s President and Chief Operating Officer and its Chief Financial Officer (its principal executive officer and principal financial officer), management has reviewed and evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the President and Chief Operating Officer and its Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of December 31, 2003. There were no significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART III

ITEM 10-14. INCORPORATED BY REFERENCE FROM THE COMPANY’S PROXY STATEMENTS

     Except as set forth below, the information called for by Item 10: Directors and Executive Officers of the Registrant; Item 11: Executive Compensation; Item 12: Security Ownership of Certain Beneficial Owners and Management; Item 13: Certain Relationships and Related Transactions; and Item 14, Principal Accounting Fees and Services will be included in and is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the close of its fiscal year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS - See index to Consolidated Financial Statements.

2. Schedules

     All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

3. Exhibits

3.1	Amended and Restated Certificate of Incorporation of EntreMed, Inc. (incorporated by reference from our Form 10-K for the year ended December 31, 2002 previously filed with the Securities and Exchange Commission)

3.3(1)	By-laws of EntreMed, Inc.

4.3	Certificate of Designations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 99.4 of our Form 8-K dated December 31, 2002, and filed with the Commission on January 15, 2003)

4.4	Warrant to Purchase Common Stock, dated January 13, 2003, issued by EntreMed, Inc. in favor of Celgene Corporation (incorporated by reference to Exhibit 99.5 of our Form 8-K dated December 31, 2002, and filed with the Commission on January 15, 2003)

10.1(9)	Transition Agreement, dated as of January 29, 2003, between Dr. John W. Holaday and EntreMed, Inc.*

10.2(10)	Employment Agreement, dated as of April 30, 2003, between Neil J. Campbell and EntreMed, Inc.*

10.3(9)	Board Service Agreement, dated February 5, 2003, between Michael M. Tarnow and EntreMed, Inc.*

10.6(1)	License Agreement, dated May 26, 1994, between Children’s Medical Center Corporation (“CMCC”) and EntreMed, Inc.

10.7(1)	Amendment to License Agreement, dated August 23, 1995, between CMCC and EntreMed, Inc.

10.8(1)	License Agreement, dated May 26, 1994, between CMCC and EntreMed, Inc.

10.9(1)	Amendment to License Agreement, dated August 23, 1995, between CMCC and EntreMed, Inc.

10.11(1)	1992 Stock Incentive Plan*

10.12(1)	Amended and Restated 1996 Stock Option Plan*

10.13(1)	Form of Stock Option Agreement*

10.14(2)	License Agreement between Children’s Hospital Medical Center Corporation and EntreMed, Inc. signed December 5, 1996 regarding Endostatin protein, An Inhibitor of Angiogenesis

10.15(2)	License Agreement between Children’s Hospital Medical Center Corporation and EntreMed, Inc. signed December 20, 1996 regarding Estrogenic Compounds as Anti-Mitotic Agents

10.17(3)	Amendment to the 1996 Stock Option Plan*

10.18(4)	License Agreement between Celgene Corporation and EntreMed, Inc. signed December 9, 1998 regarding thalidomide intellectual property

10.21(4)	Lease Agreement between EntreMed, Inc. and Red Gate III Limited Partnership, dated June 10, 1998

10.22(5)	1999 Long-Term Incentive Plan*

10.31(6)	EntreMed, Inc. 2001 Long-Term Incentive Plan*

10.39.1(7)	Purchase Agreement between Bioventure Investments kft and EntreMed, Inc., dated June 15, 2001+

10.39.2(7)	Amendment 1 to Purchase Agreement between Bioventure Investments kft and EntreMed, Inc., dated July 13, 2001

10.39.3(7)	Amendment 2 to Purchase Agreement between Bioventure Investments kft and EntreMed, Inc., dated July 30, 2001

10.39.4(7)	Amendment 3 to Purchase Agreement between Bioventure Investments kft and EntreMed, Inc., dated August 3, 2001

10.40(7)	Analog Agreement between Children’s Medical Center Corporation and EntreMed, Inc., dated August 6, 2001+

10.41(8)	License Agreement by and between Allergan Sales, Inc. and EntreMed, Inc., effective January 19, 2002+

10.42	Asset Purchase Agreement by and Between Celgene Corporation and EntreMed, Inc., dated as of December 31, 2002 (incorporated by reference to Exhibit 99.2 of our Form 8-K dated December 31, 2002, and filed with the Commission on January 15, 2003)

10.43	Securities Purchase Agreement by and among EntreMed, Inc., and Celgene Corporation, dated as of December 31, 2002 (incorporated by reference to Exhibit 99.3 of our Form 8-K dated December 31, 2002, and filed with the Commission on January 15, 2003)

10.44	Investor and Registration Rights Agreement by and between EntreMed, Inc. and Celgene Corporation, dated as of December 31, 2002 (incorporated by reference to Exhibit 99.6 of our Form 8-K dated December 31, 2002, and filed with the Commission on January 15, 2003)

23.1	Consent of Independent Auditors

24.1	Power of Attorney

31.1	Rule 13a-14(a) Certification by President and COO

31.2	Rule 13a-14(a) Certification by Chief Financial Officer

32.1	Rule 13a-14(b) Certification of President and COO

32.2	Rule 13a-14(b) Certification of Chief Financial Officer

*	Compensatory Plan, Contract or Arrangement.

+	Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been filed with the Commission pursuant to our application for confidential treatment.

(1)	Incorporated by reference from our Registration Statement on Form S-1 (File No. 333-3536) declared effective by the Securities and Exchange Commission on June 11, 1996.

(2)	Incorporated by reference from our Form 10-K for the year ended December 31, 1996 previously filed with the Securities and Exchange Commission.

(3)	Incorporated by reference from our Form 10-K for the year ended December 31, 1997 previously filed with the Securities and Exchange Commission.

(4)	Incorporated by reference from our Form 10-K for the year ended December 31, 1998 previously filed with the Securities and Exchange Commission.

(5)	Incorporated by reference from our Form 10-Q for the quarter ended June 30, 1999 previously filed with the Securities and Exchange Commission.

(6)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on August 21, 2001.

(7)	Incorporated by reference from our Form 10-Q for the quarter ended June 30, 2001 previously filed with the Securities and Exchange Commission.

(8)	Incorporated by reference from our Form 8-K/A filed with the Securities and Exchange Commission on March 11, 2002.

(9)	Incorporated by reference from our Form 10K/A for the year ended December 31, 2002 previously filed with the Securities and Exchange Commission.

(10)	Incorporated by reference from our Form 10-Q for the quarter ended March 31, 2003 previously filed with the Securities and Exchange Commission.

(b)	The Company filed a Form 8-K with the Commission on November 4, 2003, to report a private placement of our common stock and warrants to certain institutional investors.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTREMED, INC.

By:	/s/Neil J. Campbell.
Neil J. Campbell
President and Chief
Operating Officer
March 10, 2004

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Michael M. Tarnow	Chairman of the Board	March 10, 2004
Michael M. Tarnow

/s/ Neil J. Campbell	President and Chief
Neil J. Campbell	Operating Officer	March 10, 2004

/s/ Dane R. Saglio	Chief Financial Officer
Dane R. Saglio	(Principal Financial and
	Accounting Officer)	March 10, 2004

/s/Donald S. Brooks	Director	March 10, 2004
Donald S. Brooks

/s/Dwight L. Bush	Director	March 10, 2004
Dwight L. Bush

/s/Jennie C. Hunter-Cevera	Director	March 10, 2004
Jennie C. Hunter-Cevera

/s/Mark C. M. Randall	Director	March 10, 2004
Mark C. M. Randall

/s/ Ronald Cape	Director	March 10, 2004
Ronald Cape

/s/Peter S. Knight	Director	March 10, 2004
Peter S. Knight

The following consolidated financial statements of EntreMed, Inc. are included in Item 8:

Report of Independent Auditors

Board of Directors
EntreMed, Inc.

We have audited the accompanying consolidated balance sheets of EntreMed, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EntreMed, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, in 2002, the Company changed its method for accounting for classification of gains from the early extinguishments of debt to comply with the accounting provisions of Statement of Financing Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.

         /s/ Ernst & Young LLP

McLean, Virginia
February 17, 2004

EntreMed, Inc.
Consolidated Balance Sheets

	DECEMBER 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$34,811,847	$24,067,045
Short-term investments	2,129,583	—
Accounts receivable	428,979	309,292
Interest receivable	262,192	95
Prepaid expenses and other	528,190	272,425

Total current assets	38,160,791	24,648,857
Furniture and equipment, net	1,991,516	3,152,072
Other assets	1,457	9,283

Total assets	$40,153,764	$27,810,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,952,517	$10,065,163
Accrued liabilities	706,961	1,891,931
Current portion of deferred revenue	95,495	110,809
Current portion of notes payable	—	4,864,952

Total current liabilities	4,754,973	16,932,855
Deferred revenue, less current portion	192,993	286,488
Deferred rent	329,815	—
Other long term liabilities	—	80,000
Minority interest	17,100	17,223
Stockholders’ equity:
Convertible preferred stock, $1.00 par and $1.50 liquidation value:
5,000,000 shares authorized and 3,350,000 shares issued and outstanding at December 31, 2003 and 2002	3,350,000	3,350,000
Common stock, $.01 par value:
90,000,000 shares authorized, 37,848,011 and 24,145,693 shares issued and outstanding at December 31, 2003 and 2002, respectively	378,480	241,457
Additional paid-in capital	271,977,321	228,316,897
Treasury stock, at cost: 874,999 shares held at December 31, 2003 and 2002	(8,034,244)	(8,034,244)
Deferred stock compensation	—	(61,846)
Accumulated deficit	(232,812,674)	(213,318,618)

Total stockholders’ equity	34,858,883	10,493,646

Total liabilities and stockholders’ equity	$40,153,764	$27,810,212

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Operations

	YEAR ENDED DECEMBER 31,
	2003	2002	2001
Revenues:
Collaborative research and development	$667,796	$835,493	$—
Licensing	310,496	115,496	—
Grants	508,243	131,681	358,427
Royalties	2,705	38,790	1,440,070
Other	86,306	55,030	63,444

	1,575,546	1,176,490	1,861,941

Costs and expenses:
Research and development	14,252,196	31,308,427	54,201,179
General and administrative	7,022,986	13,932,133	14,473,012

	21,275,182	45,240,560	68,674,191

Interest expense	—	(390,941)	(344,969)
Investment income	205,580	317,910	1,437,966
Gain on sale of asset	—	2,940,184	—
Gain on discharge of liabilities	—	2,174,765	—
Gain on sale of royalty interest (see Note 4)	—	—	22,410,182

Net loss	(19,494,056)	(39,022,152)	(43,309,071)
Dividends on Series A convertible preferred stock	(1,005,000)	—	—

Net loss attributable to common shareholders	$(20,499,056)	$(39,022,152)	$(43,309,071)

Net loss per share (basic and diluted)	$(0.68)	$(1.78)	$(2.39)

Weighted average number of shares outstanding (basic and diluted)	29,943,161	21,892,520	18,093,174

See accompanying notes.

ENTREMED, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Periods Ended December 31, 2003, 2002, and 2001

	Preferred Stock		Common Stock			Additional	Deferred
					Treasury	Paid-in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Compensation	Deficit	Total
Balance at December 31, 2000	—	$—	16,653,822	$172,371	$(7,666,746)	$157,521,715	$—	$(130,987,395)	$19,039,945
Issuance of common stock for options and warrants exercised	—	—	68,548	686	—	130,026	—	—	130,712
Sale of common stock at $18.00 per share, net of offering costs of approximately $1,989,000	—	—	1,550,000	15,500	—	25,895,269	—	—	25,910,769
Sale of common stock at $7.75 per share, net of offering costs of approximately $1,547,000	—	—	2,921,627	29,216	—	21,068,421	—	—	21,097,637
Recognition of non cash stock compensation	—	—	—	—	—	87,940	130,456	—	218,396
Deferred Compensation - Option Grants						203,825	(203,825)		—
Fair value of warrants issued		—		—		106,510	—	—	106,510
Net loss	—	—	—	—	—	—		(43,309,071)	(43,309,071)

Balance at December 31, 2001	—	$—	21,193,997	$217,773	$(7,666,746)	$205,013,706	$(73,369)	$(174,296,466)	$23,194,898
Issuance of common stock for options and warrants exercised	—	—	8,500	85	—	9,180	—	—	9,265
Sale of common stock at $6.86 per share	—	—	728,863	7,289	—	4,992,711	—	—	5,000,000
Sale of preferred stock at $5 per share convertible to 5 shares of common stock	3,350,000	3,350,000	—	—	—	11,055,000	—	—	14,405,000
Issuance of common stock and warrants pursuant to debt settlement agreements	—	—	1,314,334	16,060	(367,498.00)	1,999,100	—	—	1,647,662
Recognition of non cash stock compensation	—	—	25,000	250	—	83,101		—	83,351
Deferred compensation - option grants							11,523		11,523
Fair value of warrants issued	—	—	—	—	—	5,164,099	—	—	5,164,099
Net loss	—	—	—	—	—	—		(39,022,152)	(39,022,152)

Balance at December 31, 2002	3,350,000	$3,350,000	23,270,694	$241,457	$(8,034,244)	$228,316,897	$(61,846)	$(213,318,618)	$10,493,646
Issuance of common stock for options and warrants exercised	—	—	172,575	1,725	—	189,092	—	—	190,817
Sale of common stock at $2.50 per share	—	—	4,100,000	41,000	—	7,125,344	—	—	7,166,344
Sale of common stock at $3.00 per share	—	—	3,000,000	30,000	—	8,016,609	—	—	8,046,609
Sale of common stock at $4.25 per share	—	—	5,250,000	52,500	—	18,020,631	—	—	18,073,131
Issuance of common stock and warrants pursuant to debt settlement agreements	—	—	1,147,872	11,479	—	1,102,521	—	—	1,114,000
Recognition of non cash stock compensation	—	—	31,871	319	—	174,681		—	175,000
Fair value of warrants issued	—	—	—	—	—	4,452,117	—	—	4,452,117
Change in basis in MaxCyte	—	—	—	—	—	4,579,429	61,846		4,641,275
Net loss	—	—	—	—	—	—		(19,494,056)	(19,494,056)

Balance at December 31, 2003	3,350,000	$3,350,000	36,973,012	$378,480	$(8,034,244)	$271,977,321	$—	$(232,812,674)	$34,858,883

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Cash Flows

	YEAR ENDED DECEMBER 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,494,056)	$(39,022,152)	$(43,309,071)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	930,772	1,508,559	1,376,187
Loss on equity investment	—	—	342,269
Loss on disposal of equipment	9,679	83,635	—
Gain on discharge of liabilities	—	(2,174,766)	—
Gain on sale of asset	—	(2,940,184)	—
Gain on sale of royalty interest	—	—	(22,410,182)
Recognition of non-cash stock compensation	175,000	94,874	218,396
Non-cash interest expenses	—	331,950	189,142
Common stock repurchase liability	—	1,995,007	1,367,914
Minority interest	(124)	(229)	(104)
Changes in operating assets and liabilities:
Accounts receivable	(209,693)	(132,134)	1,296,225
Interest receivable	—	56,943	(51,952)
Prepaid expenses and other	(247,939)	130,167	97,431
Accounts payable	(4,530,366)	(5,784,568)	7,746,567
Accrued liabilities	(1,119,462)	(158,891)	263,406
Contingent grant	—	80,000	—
Deferred rent	329,815	—	—
Deferred revenue	(93,496)	397,297	—

Net cash used in operating activities	(24,249,870)	(45,534,492)	(52,873,772)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of asset, net	—	2,940,184	—
Proceeds from sale of royalty interest, net	—	—	22,410,182
Reduction in ownership of MaxCyte’s cash	(418,108)	—	—
Purchases of short term investments	(2,391,680)
Purchases of furniture and equipment	(32,715)	(558,187)	(985,783)

Net cash provided by (used in) investing activities	(2,842,503)	2,381,997	21,424,399
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	33,476,901	5,009,265	47,139,118
Net proceeds from sale of warrants	4,452,117	5,164,099	—
Net proceeds from sale of preferred stock	—	14,405,000	—
Proceeds from issuance of note payable	—	91,843	—
Payment of principle on note payable	(91,843)	(1,005,727)	(997,097)
Proceeds from issuance of long-term debt	—	2,168,760	2,189,766

Net cash provided by financing activities	37,837,175	25,833,240	48,331,787

Net increase (decrease) in cash and cash equivalents	10,744,802	(17,319,255)	16,882,414
Cash and cash equivalents at beginning of year	24,067,045	41,386,300	24,503,886

Cash and cash equivalents at end of year	$34,811,847	$24,067,045	$41,386,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$2,451	$58,992	$155,827

EntreMed, Inc.

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     EntreMed, Inc. (“EntreMed” or the “Company”) is a clinical-stage biopharmaceutical company developing therapeutics primarily for the treatment of cancer. Panzem®, the Company’s lead drug candidate, is currently in clinical trials for cancer, as well as preclinical development for indications outside of oncology. The Company’s research and development programs are designed to identify new chemical entities by understanding the interrelationships of cell cycle regulation, inflammation, coagulation and angiogenesis – processes vital to the treatment of multiple diseases, including cancer. These programs have led to the identification of new therapeutic targets such as inhibition of the tissue factor pathway and the proteinase-activated receptor-2 (PAR-2). Based on these targets, EntreMed scientists are designing additional drug candidates for in-house development or partnering opportunities. EntreMed’s clinical and commercial focus is oncology, but its strategy is to form strategic alliances, licensing relationships and partnerships with other companies to develop compounds in non-oncology therapeutic areas.

     The accompanying 2003 consolidated financial statements include the accounts of our controlled subsidiary, Cytokine Sciences, Inc. The consolidated financial statements as of and prior to December 31, 2002 also included the accounts of MaxCyte, Inc., a clinical stage biotechnology company aimed at commercializing cell loading technology. In November 2002, the Boards of Directors of both EntreMed and MaxCyte adopted a plan to recapitalize MaxCyte. As of December 2002, EntreMed no longer owned a majority of MaxCyte. EntreMed consolidated this subsidiary for the entire year ended December 31, 2002 as a result of providing funding and operational support during the reporting period. Effective the first quarter of 2003 the Company no longer controlled or funded and no longer consolidated MaxCyte and as a result, the Company’s 2003 financial statements reflect MaxCyte using the equity method. EntreMed’s financial statements reflect no basis in it’s investment in MaxCyte. And, as such, no income or loss resulting from MaxCyte’s operations are reflected in EntreMed’s financial statements for the current reporting period. All intercompany balances and transactions have been eliminated in consolidation.

     To date, we have been engaged primarily in research and development activities. As a result we have incurred operating losses through 2003 and expect to continue to incur operating losses for 2004 and the foreseeable future before we commercialize any products. To accomplish our business plans, we will be required to continue to conduct substantial development activities for all of our proposed products. We intend to continue to pursue strategic relationships to provide resources for the further development of our product candidates. There can be no assurance, however, that these discussions will result in relationships or additional funding. In addition, we will continue to seek capital through the public or private sale of securities. There can be no assurance that we will be successful in seeking such additional capital.

SEGMENT INFORMATION

     The Company currently operates in one business segment, which is the development of therapeutics primarily for the treatment of cancer. The Company is managed and operated as one business. A single management team that reports to the Company’s President and Chief Operating Officer comprehensively manages the entire business. The Company does not operate separate lines of business with respect to its products or product candidates. Accordingly, the Company does not have separately reportable segments as defined by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information.

RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development costs are expensed as incurred. Costs incurred in filing, defending and maintaining patents are expensed as incurred. Such costs aggregated to $916,000, $1,747,000 and $2,350,000 in 2003, 2002 and 2001, respectively.

FURNITURE AND EQUIPMENT

     Furniture and equipment are stated at cost and are depreciated over their estimated useful lives of 5 to 10 years. Depreciation is determined on a straight-line basis. In 2002, substantially all of the Company’s furniture and equipment served as collateral for a note payable (see Note 6). Furniture and equipment consist of the following:

	DECEMBER 31
	2003	2002
Furniture and equipment	$6,316,341	$9,355,231
Less: accumulated depreciation	(4,324,825)	(6,203,159)

	$1,991,516	$3,152,072

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and short-term investments with original maturities of less than 90 days. Substantially all of the Company’s cash equivalents are held in short-term money market accounts of banks and brokerage houses.

SHORT-TERM INVESTMENTS

     Short-term investments consist of corporate debt securities, all of which mature within one year. We classify these investments as available for sale. Such securities are stated at market value. The unrealized gains and losses are nominal as of December 31, 2003 and 2002. Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations. The cost of securities sold is calculated using the specific identification method. As of December 31, 2003 and 2002, the cost of the investments were $2,004,583 and 0, respectively. Realized gains and losses have been insignificant.

INCOME TAXES

     Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

REVENUE RECOGNITION

     The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured.

     Collaborative Research Revenue — The Company receives revenues for performance under commercial research and development contracts. These contracts require that the Company provide services directed toward specific objectives and include developmental milestones and deliverables. These revenues are recognized at the time that research and development activities are performed.

     Royalties from licenses are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured. The majority of our royalty income was from Celgene on the sale of THALOMID(R) in 2001.

     Grant Revenue — The Company received government grants in 2001 and 2002 for the development of potential malaria vaccines. In 2003 we received a government grant to financially support our Phase II Endostatin clinical trial in patients with neuroendocrine tumors. Grants are funded in specific amounts based on funding requests submitted to the grantor. Grant revenues are recognized and realized at the time that research and development activities are performed.

     Licensing Revenue — The Company recognizes licensing revenues resulting from a strategic alliance with Allergan to develop and commercialize small molecule angiogenic inhibitors for treatment and prevention of diseases and conditions of the eye. The initial fees were deferred and amortized to revenue over the license term as the Company has an ongoing obligation under the license. In the fourth quarter of 2003, the Company recorded revenue for the fair value of the initial net cash and shares of common stock received under a licensing agreement with Oxford Biomedica, PLC and Oxford Biomedica (UK) Limited. The agreement provides Oxford exclusive worldwide rights to use endostatin and angiostatin genes in the development of locally delivered gene therapy for ophthalmologic applications. We have no continuing obligations under this agreement and as a result the revenue was recognized upon receipt.

NET LOSS PER SHARE

     Net loss per share (basic and diluted) was computed by dividing net loss by the weighted average number of shares of common stock outstanding. Common stock equivalents, including Preferred Series A common stock equivalents, totaling 27,047,880 were anti-dilutive and, therefore, were not included in the computation of weighted average shares used in computing diluted loss per share.

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

     Disclosures regarding alternative fair values of measurement and recognition methods prescribed by Statement of Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure and Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) are presented in Note 9 and in the table below. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based compensation:

	Year ended December 31
	2003	2002	2001
Actual net loss	$(19,494,056)	$(39,022,152)	$(43,309,071)
Add: Stock-based employee compensation included in reported net loss	—	—	144,000
Deduct: Stock-based employee compensation expense if SFAS No. 123 had been applied to all awards	(8,902,175)	(14,088,860)	(13,688,973)

	Year ended December 31
	2003	2002	2001
Proforma net loss	$(28,396,231)	$(53,111,012)	$(56,854,044)
Dividend on Series A convertible preferred stock	$(1,005,000)	—	—

Proforma net loss per share available to common shareholders	$(29,401,231)	$(53,111,012)	$(56,854,044)
Basic and diluted – as reported	$(0.68)	$(1.78)	$(2.39)
Basic and diluted – pro forma	$(0.98)	$(2.43)	$(3.14)

     The effect of applying SFAS No. 123 on a pro forma net loss as stated above is not necessarily representative of the effect on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional options to be granted in future years.

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

RECENT ACCOUNTING STANDARDS

     In April 2002, the Financial Accounting Standards Board issued SAFS No. 145, Recession of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (SFAS No. 145). Among other things, SFAS No. 145 generally prohibits the classification of gains or losses from the early extinguishments of debt as an extraordinary item, and therefore rescinds the previous requirements to do so. Gains and losses from the early debit extinguishments recorded in prior periods are required to be reclassified. The Company elected to early adopt SFAS No. 145 accordingly, the Company’s $2,174,765 gain on discharge of liabilities, recorded in 2002, was included in the accompanying consolidated statement of operations as other income. There was no other impact on the consolidated financial statements and notes as a result of the early adoption of SAFS No. 145.

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ended after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial condition, results of operations or liquidity.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003. The Company has evaluated its equity investments, loans, leases, service and management contracts and other instruments whose value may change with changes in the other parties’ net assets and has concluded the adoption of FIN 46 will not have a significant impact on its financial condition, results of operations or liquidity.

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

2. CHANGE IN BASIS OF MAXCYTE

     In November 2002 the Boards of Directors of both EntreMed and MaxCyte adopted a plan to recapitalize MaxCyte. As a result of the recapitalization, the Company no longer controls and no longer consolidates MaxCyte effective the first quarter of 2003; EntreMed now owns 45% of MaxCyte. Effective January 1, 2003, the investment in MaxCyte is accounted for using the equity method. The reduction of EntreMed’s ownership in MaxCyte resulted in a change in EntreMed’s basis in MaxCyte. The change from fully consolidating MaxCyte to reflecting the investment in MaxCyte on the equity method resulted in a $4.6 million credit to additional paid-in capital. In February 2004, MaxCyte closed a series B financing which resulted in the dilution of our equity ownership in MaxCyte to approximately 10%.

3. SPONSORED RESEARCH PROGRAM AGREEMENTS

     Prior to 2003, the Company entered into several agreements to sponsor external research programs. The Company’s primary external research program agreement was entered into with the Children’s Hospital, in Boston, Massachusetts, an entity affiliated with Harvard Medical School (“Children’s Hospital, Boston”).

     Under this sponsored research agreement, the Company agreed to pay Children’s Hospital, Boston to continue the research on the role of angiogenesis in pathological conditions. In accordance with the terms of this sponsored research agreement, the Company agreed to pay $1,500,000 each year to Children’s Hospital, Boston. As of December 31, 2003, all amounts were paid and there was no remaining commitment.

     In November 2003, the Company reached an agreement to extend one of the sponsored research agreements with Children’s Hospital, Boston. Under the extended agreement the Company will pay $300,000 each year for the period of November 1, 2003 through November 1, 2005. Payments under the agreement are made quarterly in advance and are expensed as paid. As of December 31, 2003, the Company has made one quarterly payment.

4. LICENSE AGREEMENTS

     On January 18, 2002 the Company entered into a five-year strategic alliance with Allergan, an ophthalmic research and development and pharmaceutical company, to develop and commercialize small molecule angiogenic inhibitors for treatment and prevention of diseases and conditions of the eye (the “Agreement”). Panzem® is the first small molecule to be licensed and developed under this Agreement. Allergan and EntreMed plan to co-develop Panzem® to treat age-related macular degeneration (ARMD), a leading cause of blindness that is the result of bleeding from ruptured new blood vessels that form under the retina. The Company is entitled to receive royalties on any revenues resulting from this arrangement and specified milestone payments upon the completion of initiation of defined development stages and regulatory approvals.

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

     The Company had an exclusive license agreement with Celgene Corporation (Celgene) for certain of the Company’s thalidomide patents. As of August 6, 2001 the Company sold its rights under the agreement to Bioventure Investments kft (Bioventure) for $22.6 million and the rights to receive additional contingent payments under certain circumstances. The Company received licensing payments from Celgene of $1.4 million in 2001.

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

$26,750,000

     On September 8, 2003 the Company entered into a licensing agreement with Oxford Biomedica, PLC and Oxford Biomedica (UK) Limited. Under the terms of the agreement, Oxford BioMedica receives exclusive worldwide rights to use EntreMed’s endostatin and angiostatin genes in the development of locally delivered gene therapy for ophthalmologic applications. Oxford BioMedica plans to utilize EntreMed’s genes in its proprietary therapeutic RetinoStatTM program for the treatment of age-related macular degeneration and diabetic retinopathy. In return, EntreMed received an initial cash payment of $125,000 and 301,748 shares of Oxford BioMedica common stock valued at $129,000. Additionally, EntreMed may collect up to $10 million on the achievement of regulatory and clinical milestones. The Company may receive royalties on future worldwide sales of products resulting from the agreement. EntreMed retains rights to gene therapy applications outside of localized delivery to the eye. EntreMed also retains the rights to the endostatin and angiostatin proteins and is actively pursuing alternative commercialization of these two clinical drug candidates.

     February 2004, we transferred rights for our protein-based drug candidate programs, endostatin and angiostatin, in an agreement with Children’s Medical Center Corporation in Boston (CMCC) and Alchemgen Therapeutics, Inc. Under the agreement, CMCC and Alchemgen are continuing the development of endostatin and angiostatin and bear all expenses associated with the programs, including costs that we may incur in transferring these compounds. In exchange, we receive upfront and future cash and royalty payments. Under the terms of the three-party agreement, the Houston-based, privately-held company Alchemgen received exclusive rights to market endostatin and angiostatin in Asia. CMCC holds the license for the rest of the world therefore we have no future milestone payment obligations. We will receive 20% of all future proceeds (e.g. upfront, milestone and royalty payments) resulting from any subsequent CMCC license outside of Asia.

5. RELATED PARTY TRANSACTIONS

     The Company receives legal services from two law firms with which two of the Company’s directors and officers are associated. The majority of the 2003 and 2001 amounts in the table below represent patent work which is reflected in the table below as Research and development. The 2002 amount reflects the costs associated with the three litigations settled in 2002. In addition to described legal services, the Company also received financial advisory services from Ferghana Partners, Inc., a provider of corporate financial advice to firms in the Life Sciences field. The Company’s chairman also serves as non-executive chairman of Ferghana Partners, Inc. Pursuant to a series of business transactions the Company paid $3,205,000 in fees to Ferghana in 2003. The fees were recorded as offsets against gross transaction proceeds and as such are not reflected as expenses in the current period. Expenses from related parties are included in the following accounts within the consolidated financial statements:

	2003	2002	2001
Research and development	$916,000	$1,747,000	$2,350,000
General and administrative	276,000	2,092,000	1,105,000
Additional paid in capital	3,205,000	—	—

	$4,397,000	$3,839,000	$3,455,000

6. NOTES PAYABLE

     In December 1999, the Company entered into a $3,000,000 note payable with a financing company secured by substantially all of the Company’s furniture and equipment. The note bore interest at a rate of 10.027% per annum. The note was fully satisfied in 2002. The Company entered two equipment lease agreements in 2002. These leases were treated as direct financing and as such the Company recorded a note payable with a remaining principle balance of $91,843 at December 31, 2002. In 2003 the Company bought out the two equipment leases and has no future obligations under these agreements.

     Our former subsidiary, MaxCyte, issued convertible promissory notes with a carrying amount of $4,773,000 as of December 31, 2002. Repayment of convertible promissory notes issued by MaxCyte is the sole responsibility of MaxCyte. As discussed in Note 2, in November 2002 the Boards of Directors of both EntreMed and MaxCyte adopted a plan to recapitalize MaxCyte. As a result of the recapitalization, the Company’s December 31, 2003 financial statements do not reflect the MaxCyte notes payable.

7. INCOME TAXES

     The Company has net operating loss carryforwards for income tax purposes of approximately $237,841,000 at December 31, 2003 ($231,200,000 at December 31, 2002) that expire in years 2006 through 2023. The Company also has research and development tax credit carryforwards of approximately $11,272,000 as of December 31, 2003 that expire in years 2007 through 2023. These net operating loss carryforwards include approximately $19,800,000, related to exercises of stock options for which the income tax benefit, if realized, would increase additional paid-in capital. The utilization of the net operating loss and research and development carryforwards may be limited in future years due to changes in ownership of the Company pursuant to Internal Revenue Code Section 382. For financial reporting purposes, a valuation allowance has been recognized to reduce the net deferred tax assets to zero due to uncertainties with respect to the Company’s ability to generate taxable income in the future sufficient to realize the benefit of deferred income tax assets.

     Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

	DECEMBER 31,
	2003	2002
Deferred income tax assets (liabilities):
Net operating loss carryforwards	$90,380,000	$87,504,000
Research and development credit carryforward	11,272,000	10,764,000
Deferred revenues	110,000	151,000
Equity investment	69,000	69,000
Other	661,000	477,000
Depreciation	126,000	2,000
Valuation allowance for deferred income tax assets	(102,618,000)	(98,967,000)

Net deferred income tax assets	$—	$—

A reconciliation of the provision for income taxes to the federal statutory rate is as follows:

	2003	2002	2001
Tax benefit at statutory rate	$(7,034,000)	$(13,268,000)	$(14,725,000)
State taxes	(826,000)	(1,555,000)	(1,728,000)
Tax credits	(853,000)	(1,892,000)	(2,712,000)
Permanent differences	9,000	51,000	35,000
Valuation allowance	8,704,000	16,664,000	19,130,000

	$—	$—	$—

8. STOCKHOLDERS’ EQUITY

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

     In January 2002, the Company entered into a five-year strategic alliance with Allergan, a leader in ophthalmic research and development and pharmaceutical products, to develop and commercialize small molecule angiogenic inhibitors for treatment and prevention of diseases and conditions of the eye. Panzem® is the first small molecule to be licensed, developed and marketed under this agreement. Under the terms of the agreement, Allergan also purchased 728,863 shares of common stock and 109,329 warrants for $5,000,000.

     In December 2000, the Company exercised its option to repurchase 291,666 of its common shares from Bristol-Myers Squibb for $13.143 a share at a total repurchase price of $3,833,367. Bristol-Myers Squibb’s remaining shares held in connection with the collaborative research and development agreement are subject to certain restrictions. The company guaranteed to either repurchase the shares for $13.143 or pay to BMS the difference between $13.143 and the per share sales price, in the event that the shares are sold, pursuant to the agreement, at less than $13.143. The Company’s repurchase liability for the common stock was $1.4 million at December 31, 2001. In December 2002 the December 2001 agreement was renegotiated and BMS returned 291,666 shares of our common stock. This stock is reflected as Treasury Stock on the consolidated balance sheet. Prior to the extinguishment of this obligation, the Company recorded an aggregate $3,363,000 in its consolidated statement of operations related to the change in the fair value of this liability.

     In December 2002, the Company reached agreements with five creditors, including BMS, to settle $8,086,000 in current liabilities. The Company issued consideration of $5,911,000 in cash, stock and warrants to satisfy the renegotiated obligations, resulting in a $2,175,000 gain in discharge of liabilities. 1,314,000 shares of common stock, net of 291,666 repurchased from BMS, and warrants to purchase 675,000 shares of common stock were issued in December 2002 and 1,147,872 shares of common stock were issued in January 2003.

     The Company issued 3,350,000 shares of Series A Preferred Stock to Celgene (See Note 4). The Series A Preferred Stock is convertible, at the option of Celgene, at any time, into common stock at an initial per share conversion price of $5.00 (1 share of preferred converts into 5 shares of common). The conversion price is subject to change for certain dilutive events, as defined. At any time after December 31, 2003, the Company may cause the Series A Preferred Stock to convert automatically provided all of the following conditions are met:

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

     The Series A Preferred Stock will accrue and accumulate dividends at a rate of 6% and will participate in dividends declared and paid on the common stock, if any. At December 31, 2003, cumulative unpaid preferred stock dividends totaled $1,005,000. All unpaid preferred stock dividends must be paid before any dividends may be declared or paid on the Common Stock, and will be added to the liquidation preference of the Series A Preferred Stock payable upon the liquidation, dissolution or winding up of the Company. The liquidation preference is equal to the greater of:

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

     In April 2003, the Company completed a private placement of 4,100,000 shares of its common stock and warrants to purchase a total of 1,025,000 shares of common stock at an exercise price of $3.375, resulting in gross proceeds, prior to the deduction of fees and commissions of approximately $10.25 million (net proceeds of $9 million).

     In May 2003, the Company completed a private placement of 3,000,000 shares of its common stock resulting in gross proceeds, prior to the deduction of fees and commissions of $9 million (net proceeds of $8.1 million).

     In November 2003, the Company completed a private placement of 5,250,000 shares of its common stock and warrants to purchase a total of 787,500 shares of common stock at an exercise price of $5.00, resulting in gross proceeds, prior to the deduction of fees and commissions of approximately $22.3 million (net proceeds of $20.7 million).

     In conjunction with the three 2003 transactions described above, we issued to Ferghana Securities, Inc., warrants to purchase 123,500 shares of our common stock at exercise prices ranging from $2.75 to $4.67 for services as financial advisors.

9. STOCK OPTIONS AND WARRANTS

     The Company has adopted incentive and nonqualified stock option plans whereby 8,983,333 shares of the Company’s common stock were reserved for grants to various executive, scientific and administrative personnel of the Company as well as outside directors and consultants, of which 834,441 shares remain available for grant as of December 31, 2003. These options vest over periods varying from immediately to four years and generally expire 10 years from the date of grant.

     Pro forma information regarding net income and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method . The fair values for these options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001, respectively: risk-free interest rates of 4.0%, 4.0% and 4.4%; no dividend yields; volatility factors of the expected market price of the Company’s common stock of 1.20, 1.15 and 0.85; and a weighted-average expected life of an option of 6 years in each instance.

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

     For purposes of pro forma disclosures, the estimated fair values of the options and warrants are amortized to expense over the vesting period. The estimated weighted average fair value per option granted in 2003, 2002 and 2001 was $2.43, $1.77 and $8.07, respectively.

     A summary of the Company’s stock options and warrants granted to employees and directors and related information for the years ended December 31 follows:

		Weighted Average
	Number of Options	Exercise Price
Outstanding at January 1, 2001	4,044,488	$16.61
Exercised	(68,548)	$1.91
Granted	1,859,453	$10.93
Canceled	(101,691)	$20.86

Outstanding at December 31, 2001	5,733,702	$14.86
Exercised	(8,500)	$1.09
Granted	1,316,551	$2.07
Canceled	(432,488)	$18,84

Outstanding at December 31, 2002	6,609,265	$12.04
Exercised	(172,575)	$1.42
Granted	1,487,505	$2.75
Canceled	(416,918)	$11.32

Outstanding at December 31, 2003	7,507,277	$10.48

Exercisable at December 31, 2003	6,383,504	$11.67

     The following summarizes information about stock options and warrants granted to employees and directors outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 12/31/03	Life in Years	Price	at 12/31/03	Price
$0.00-$9.35	4,053,696	7.7	$4.52	2,992,133	$5.02
$9.36-$18.70	2,383,694	4.8	$13.75	2,324,109	$13.78
$18.71-$28.05	770,711	5.3	$23.62	768,086	$23.62
$28.06-$37.40	277,053	6.2	$29.56	277,053	$29.56
$37.41-$46.75	1,962	6.1	$42.12	1,962	$42.12
$46.76-$56.10	19,299	6.4	$52.53	19,299	$52.53
$56.11-$65.45	862	6.2	$58.31	862	$58.31

	7,507,277	6.5	$10.48	6,383,504	$11.67

     Warrants granted generally expire after 5 years from the date of grant. Stock warrant activity to non-employees is as follows:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding at January 1, 2001	659,368	$29.39
Granted	746,263	$11.75

Outstanding at December 31, 2001	1,405,631	$27.20
Granted	8,705,949	$1.55

Outstanding at December 31, 2002	10,111,580	$4.13
Granted	1,936,001	$4.06

Outstanding at December 31, 2003	12,047,581	$4.12

Exercisable at December 31, 2003	12,047,581	$4.12

10. COMMITMENTS AND CONTINGENCIES

Commitments

     The Company entered into two license agreements with Children’s Hospital, Boston for the exclusive, worldwide, royalty-bearing licenses to make, use and sell Endostatin and 2-Methoxyestradiol, both inhibitors of angiogenesis. In consideration for receiving the rights, the Company must pay a royalty on any sublicensing fees, as defined in the agreements, to Children’s Hospital, Boston. Each agreement obligates the Company to pay up to $1,000,000 “upon the attainment of certain milestones.” As of December 31, 2003, the Company has paid $300,000 under these agreements.

     The Company leases its primary facilities through February 2009. The lease agreement provides for escalation of the lease payments over the term of the lease, however, rent expense is recognized under the straight-line method. Additionally, the Company leases office equipment under operating leases. The future minimum payments under its facilities and equipment leases as of December 31, 2003 are as follows:

2004	932,400
2005	944,800
2006	962,600
2007	991,500
2008	1,021,300
Thereafter	171,000

Total minimum payments	$5,023,600

     Rental expense for the years ended December 31, 2003, 2002 and 2001 was $1,296,000, $1,031,000, and $903,000, respectively.

Contingencies

     EntreMed is subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, except as otherwise disclosed herein, are material.

11. EMPLOYEE RETIREMENT PLAN

     The Company sponsors the EntreMed, Inc. 401(k) and Trust. The plan covers substantially all employees and enables participants to contribute a portion of salary and wages on a tax-deferred basis. Contributions to the plan by the Company are discretionary. Contributions by the Company totaled $89,000, $230,000 and $215,000 in 2003, 2002 and 2001, respectively.

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Summarized quarterly financial information for the years ended December 31, 2003 and 2002 is as follows:

	QUARTER ENDED
	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
2003
Revenues	$513,547	$285,988	$258,478	$517,533
Research and development costs	2,630,606	3,918,915	3,151,002	4,551,673
General and administrative expenses	1,627,204	1,674,517	1,748,055	1,973,210
Investment income	53,647	48,546	43,485	59,902
Net loss	(3,690,616)	(5,258,898)	(4,597,094)	(5,947,448)
Dividends on Series A convertible preferred stock	(251,250)	(251,250)	(251,250)	(251,250)
Net loss attributable to common shareholders	(3,941,866)	(5,510,148)	(4,848,344)	(6,198,698)
Net loss per share (basic and diluted)	$(0.16)	$(0.19)	$(0.15)	$(0.18)

	QUARTER ENDED
	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
2002
Revenues	$59,930	$309,170	$345,569	$461,821
Research and development costs	10,858,672	7,311,902	8,870,922	4,266,931
General and administrative expenses	3,791,012	4,238,340	3,170,141	2,732,640
Gain on sale of asset	—	—	—	2,940,184
Gain on discharge of liabilities	—	—	—	2,174,765
Net loss	(14,514,479)	(11,251,129)	(11,751,630)	(1,504,914)
Net loss per share (basic and diluted)	$(0.67)	$(0.51)	$(0.54)	$(0.07)