Form 10-Q
period 2004-03-31
ENTREMED INC
filed 2004-05-05
CIK 895051

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20459

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

YES [X]    NO  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [X]    NO  [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at May 3, 2004
Common Stock $.01 Par Value	36,973,012

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

EntreMed, Inc.

Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,298,859	$34,811,847
Short-term investments	4,399,931	2,129,583
Accounts receivable	152,786	428,979
Interest receivable	66,883	262,192
Prepaid expenses and other	344,055	528,190

Total current assets	31,262,514	38,160,791
Furniture and equipment, net	1,836,075	1,991,516
Other assets	5,786	1,457

Total assets	$33,104,375	$40,153,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,725,302	$3,952,517
Accrued liabilities	548,887	706,961
Current portion of deferred revenue	422,767	95,495

Total current liabilities	2,696,956	4,754,973
Deferred revenue, less current portion	167,119	192,993
Deferred rent	331,708	329,815
Minority interest	17,057	17,100
Stockholders’ equity:
Convertible preferred stock, $1.00 par and $1.50 liquidation value:
5,000,000 shares authorized, 3,350,000 issued and outstanding at March 31, 2004 and December 31, 2003, respectively	3,350,000	3,350,000
Common stock, $.01 par value:
90,000,000 shares authorized, 37,848,011 shares issued and outstanding at March 31, 2004 and December 31, 2003, Respectively	378,480	378,480
Additional paid-in capital	271,977,321	271,977,321
Treasury stock, at cost: 874,999 shares held at March 31, 2004 and December 31, 2003, respectively	(8,034,244)	(8,034,244)
Accumulated deficit	(237,780,022)	(232,812,674)

Total stockholders’ equity	29,891,535	34,858,883

Total liabilities and stockholders’ equity	$33,104,375	$40,153,764

See accompanying notes.

EntreMed, Inc.

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Revenues:
Collaborative research and development	$—	$188,000
Licensing	96,602	23,874
Grants	—	300,000
Royalties	1,365	1,673

	97,967	513,547
Costs and expenses:
Research and development	3,056,970	2,630,606
General and administrative	2,092,939	1,627,204

	5,149,909	4,257,810
Investment income	84,594	53,647

Net loss	$(4,967,348)	$(3,690,616)
Dividends on Series A convertible preferred stock	(251,250)	(251,250)

Net loss attributable to common shareholders	$(5,218,598)	$(3,941,866)

Net loss per share (basic and diluted)	$(0.14)	$(0.16)

Weighted average number of shares outstanding (basic and diluted)	36,973,012	24,405,812

See accompanying notes.

EntreMed, Inc.

Consolidated Statements of Cash Flows
(Unaudited)

	THREE MONTH PERIOD ENDED
	MARCH 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,967,348)	$(3,690,616)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	248,817	355,025
Recognition of non-cash stock compensation	—	33,000
Common stock repurchase liability	—	—
Minority interest	(43)	(60)
Changes in operating assets and liabilities:
Accounts receivable	276,193	(25,161)
Interest receivable	195,309	(172,867)
Prepaid expenses and other	179,807	(438,871)
Deferred rent	1,893	—
Accounts payable	(2,227,215)	(4,543,501)
Accrued liabilities	(158,074)	(1,212,901)
Deferred revenue	301,398	(23,874)

Net cash used in operating activities	(6,149,263)	(9,719,826)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short term investments	(2,270,348)	(8,413,400)
Reduction in ownership of MaxCyte’s Cash	—	(418,108)
Purchases of furniture and equipment	(93,377)	(4,650)

Net cash used in investing activities	(2,363,725)	(8,836,158)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	—	1,060,770
Payment of principle on note payable	—	(18,735)

Net cash provided by financing activities	—	1,042,035

Net decrease in cash and cash equivalents	(8,512,988)	(17,513,949)
Cash and cash equivalents at beginning of period	34,811,847	24,067,045

Cash and cash equivalents at end of period	$26,298,859	$6,553,096

See accompanying notes.

ENTREMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004 (unaudited)

1. Basis of Presentation

     Our accompanying 2004 unaudited consolidated financial information includes the accounts of our controlled subsidiary, Cytokine Sciences, Inc. All intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to our audited consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2003.

2. Recent Accounting Standards

     In April 2002, the Financial Accounting Standards Board issued SAFS No. 145, Recession of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (SFAS No. 145). Among other things, SFAS No. 145 generally prohibits the classification of gains or losses from the early extinguishments of debt as an extraordinary item, and therefore rescinds the previous requirements to do so. Gains and losses from the early debt extinguishments recorded in prior periods are required to be reclassified. The Company elected to early adopt SFAS No. 145. There was no impact on the consolidated financial statements as presented.

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

3. Short-Term Investments

     Short-term investments consist of corporate debt securities, all of which mature within one year. We classify these investments as available for sale. Such securities are stated at market value. The unrealized gains and losses are nominal as of March 31, 2004. Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations. The cost of securities sold is calculated using the specific identification method. As of March 31, 2004, the cost of the investments was $4,399,931. Realized gains have been insignificant.

4. Stock-Based Compensation

     The Company recognizes expense for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost is recognized for the excess of the estimated fair value of the stock at the grant date over the exercise price, if any. The Company accounts for equity instruments issued to non-employees in accordance with EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring Or in Conjunction with Selling, Goods, or Services.

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

	Three months ended March 31,
	2004	2003
Net income (loss), as reported	$(4,967,348)	$(3,690,616)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,295,913)	(2,309,130)
Add: Stock-based non-employee compensation included in net income (loss)	—	33,000
Dividend on Series A convertible stock preferred stock	(251,250)	(251,250)
Pro forma net (loss) attributable to common shareholders	$(6,514,511)	$(6,250,996)
Net income (loss) per share:
Basic and diluted — as reported	$(0.14)	$(0.16)
Basic and diluted — pro forma	$(0.18)	$(0.26)

     The effect of applying SFAS No. 123 on a pro forma net loss as stated above is not necessarily representative of the effect on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional options to be granted in future years.

6. License Agreement

     In February 2004, we transferred certain rights for our protein-based drug candidate programs, endostatin and angiostatin, in an agreement with Children’s Medical Center Corporation in Boston (CMCC) and Alchemgen Therapeutics, Inc. (Alchemgen). Under the agreement, CMCC and Alchemgen are continuing the development of endostatin and angiostatin and bear all expenses associated with the programs, including costs that we may incur in transferring these compounds. In exchange, we receive upfront and future cash and royalty payments. Under the terms of the three-party agreement Alchemgen received exclusive rights to market endostatin and angiostatin in Asia. CMCC holds the license for the rest of the world therefore we have no future milestone payment obligations. We will receive 20% of all future proceeds (e.g. upfront, milestone and royalty payments) resulting from any subsequent CMCC license outside of Asia.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Since our inception in September 1991, we have devoted substantially all of our efforts and resources to sponsoring and conducting research and development on our own behalf and through collaborations. Through March 31, 2004, all of our revenues have been generated from license fees, research and development funding, royalty payments, the sale of royalty rights, and certain research grants; we have not generated any revenue from direct product sales. We anticipate our primary revenue sources for the next few years to include research grants and collaboration payments under current or future arrangements. The timing and amounts of such revenues, if any, will likely fluctuate and depend upon the achievement of specified research and development milestones. Results of operations for any period may be unrelated to the results of operations for any other period.

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

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

     The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in our financial statements requiring significant estimates and judgments are as follows:

-	Grant Revenue — We receive a grant to support financially our Phase II Endostatin clinical trial in patients with neuroendocrine tumors. Grants are funded in specific amounts based on funding requests submitted to the grantor. Grant revenues are recognized and realized at the time that research and development activities are performed.

-	Collaborative Research Revenue — In 2003 the Company received revenues for performance under commercial research and development contracts. These contracts required that the Company provide services directed toward specific objectives and include developmental milestones and deliverables. These revenues were recognized at the time that research and development activities were performed. Work on these contracts was completed in 2003.

-	Licensing Revenue — The Company recognizes licensing revenues resulting from a January 2002 alliance with Allergan to develop and commercialize small molecule angiogenic inhibitors for treatment and prevention of diseases and conditions of the eye. The initial net fee received is amortized to revenue over the five-year license term. The Company also recognizes licensing revenue from a February 2004 licensing agreement with Alchemgen. Under this agreement Alchemgen was granted commercialization rights to Endostatin and Angiostatin in Asia. The Company’s obligations under this agreement will be completed in 2004 and as such the initial licensing fee is being amortized over the balance of 2004.

-	Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development costs are expensed as incurred.

-	We have stock option plans under which options to purchase shares of our common stock may be granted to employees, consultants and directors at a price no less that the fair market value on the date of grant. We account for our stock-based compensation in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the option and is recognized ratably over the vesting period of the option. Because our options must be granted at fair market value, we recognize no compensation expense in accordance with APB No. 25. If we were to adopt SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), we would recognize compensation expense based upon the fair value at the grant date for awards under the plans using the fair value method. We account for equity instruments issued to nonemployees in accordance with SFAS No. 123 and EITF 96-18, Accounting for Equity Instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services.

RESULTS OF OPERATIONS

     For the Three Months Ended March 31, 2004 and March 31, 2003.

     Revenues. Revenues decreased to $98,000 in the three month period ending March 31, 2004 compared to $514,000 in the corresponding 2003 period. The 2003 amount results primarily from two sources: orphan drug grant revenue of $300,000 received to support our Endostatin Phase II clinical trial in patients with neuroendocrine tumors and (2) contract revenues of $188,000 resulting from performance as a subcontractor under an NIH sponsored Malaria Vaccine program, which contract was completed during 2003. We did not record any grant or subcontract revenues in the first quarter of 2004. Licensing revenues during the quarter ended March 31, 2004 increased to $97,000 from $24,000 in the corresponding 2003 period. This increase is attributable to the recognition of amortized licensing revenues from a February 2004 agreement with Alchemgen.

     Research and Development Expenses. From inception through March 31, 2004, we have incurred research and development expenses of $213,688,000. Included in this amount are the expenses related to our three product candidates, Panzem®, Endostatin and Angiostatin. At March 31, 2004, the accumulated expenses for each of these development projects are $25,352,000, $71,521,000 and $35,568,000, respectively. Project expenses for Panzem® of $1,209,000, Endostatin of $222,000 and Angiostatin of $84,000 are reflected in our 2004 R&D expenses totaling $3,057,000 for the three-month period ending March 31, 2004. Research and development expenses for the corresponding 2003 period were $2,631,000. As discussed below, the increase in 2004 reflects continuing preclinical costs and the initiation of Phase I clinical trial to test various dosing approaches for reformulated Panzem®. The 2004 increase also reflects increased costs associated with further development of our pipeline drug candidate, particularly our New Chemical Entities (NCE). These expenses, however, were offset by decreased expenditures on Endostatin and Angiostatin, as we are no longer responsible for further development of these compounds. Pursuant to the Alchemgen licensing agreement we will be reimbursed for Endostatin and Angiostatin costs incurred during transition of these programs to Alchemgen and CMCC. Project costs for Panzem®, Endostatin and Angiostatin were $496,000, $391,000 and $294,000, respectively, for the three-month period ending March 31, 2003.

     The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. Prior to licensing Endostatin and Angiostatin in February 2004, we had three product candidates in various stages of clinical trials. As of March 31, 2004, our proprietary product candidate, Panzem®, is in Phase I and Phase II clinical trials. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

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

     As a result of the uncertainties discussed above, among others, we are unable to estimate the duration and completion costs of our research and development projects. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business. There is no assurance that such additional capital would be available to us if needed.

     Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development expenses increased to $3,057,000 in the quarter ended March 31, 2004 from $2,631,000 for the corresponding period in 2003. The increase in 2004 reflects continuing preclinical costs and the initiation of a Phase I clinical trial to test various dosing approaches for reformulated Panzem®. The 2004 amount also reflects increased costs associated with further development of our pipeline drug candidate, particularly our New Chemical Entities (NCE). These expenses, however, were offset by decreased expenditures on Endostatin and Angiostatin versus the corresponding period of 2003. The increase in R&D expenses during the quarter ended March 31, 2004 was specifically impacted by the following:

-	Outside Services — We utilize outsourcing to conduct our product development activities. Larger-scale small molecule synthesis, in vivo testing and data analysis are examples of the services that we outsource. In the three-month period ended March 31, 2004, we expended $365,000 on these activities versus $128,000 in the same 2003 period. The increase results from continued in vivo work with Panzem® and preclinical work in our NCE programs.

-	Collaborative Research Agreements— We made payments to our collaborators of $265,000 and $67,000 for the three months ended March 31, 2004 and 2003 respectively. Sponsored research payments to academic collaborators include payments to Children’s Hospital, Boston of $75,000 in 2004. Our 2004 collaborative efforts are primarily directed towards further exploration of Panzem mechanism-of-action (MOA) and non-oncology applications.

-	Clinical Trial Costs—Clinical costs decreased slightly to $454,000 in the three months ended March 31, 2004, from $489,000 in the three-month period ending March 31, 2003. The net decrease reflects less overall clinical activity as result of our decision to focus on small molecule candidates, while we maintained the open trials for Endostatin and Angiostatin. However, the 2004 amount reflects the initiation Phase I clinical trial to test various dosing approaches for reformulated Panzem®. Costs of such trials include the clinical investigator site fees, monitoring costs and data management costs. In addition, we contribute Panzem® clinical material under our Collaborative Research and Development Agreement (CRADA) to the NCI who is conducting trials collaboratively with EntreMed.

-	Contract Manufacturing Costs— The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill finish services and product release costs. Contract manufacturing costs for the three months ended March 31 increased to $295,000 in 2004 from $156,000 in 2003. The increase reflects the additional encapsulation costs for Panzem® to support ongoing clinical trials and the manufacture of reformulated Panzem® clinical material for the Phase I trial initiated in 2004.

     Also reflected in our 2004 research and development expenses are personnel costs of $819,000, patent costs of $112,000 and facility and related expenses of $382,000. In the corresponding 2003 period, these expenses totaled $820,000, $234,000 and $470,000, respectively. The 2004 decrease in patent cost reflects our shift in focus to small molecules, which resulted in the elimination of some programs and corresponding patent coverage.

     General and Administrative Expenses. General and administrative expenses increased to $2,093,000 in the three-month period ended March 31, 2004 from $1,627,000 in the corresponding 2003 period. The 2004 difference resulted primarily from costs associated with settling certain disputes.

     Investment income. Investment income increased by 58% in the period ending March 31, 2004 to $85,000 from $54,000 in the corresponding 2003 period as a result of higher invested balances in interest bearing cash accounts and investments during the 2004 period.

     Dividends on Series A convertible preferred stock. The Consolidated Statement of Operations for the periods ended March 31, 2004 and 2003 reflect a dividend of $251,250 relating to Series A Convertible Preferred Stock held by Celgene pursuant to a Securities Purchase Agreement dated December 31, 2002. The Series A Preferred Stock will accumulate dividends at a rate of 6% and will participate in dividends declared and paid on the common stock, if any. All accrued dividends must be paid before any dividends may be declared or paid on the Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

     To date, we have been engaged primarily in research and development activities. As a result we have incurred and expect to continue to incur operating losses for 2004 and the foreseeable future before we commercialize any products. In addition, under the terms of the Panzem® license agreement, we must be diligent in bringing potential products to market and may be required to make future milestone payments of up to $850,000. If we fail to comply with the milestones or fail to make any required sponsored research or milestone payment, we could face the termination of the relevant sponsored research or license agreements.

     At March 31, 2004, we had cash and short term investments of approximately $30,699,000 with working capital of approximately $28,566,000. To accomplish our business plans, we will be required to continue to conduct substantial development activities for all of our proposed products. Under our current operating plans, expenditures on development activities are expected to be approximately $21,000,000, net of operating revenues, in 2004. Under our licensing agreements with Allergan and with Oxford Biomedica, PLC and Oxford Biomedica (UK) Limited Oxford, we are entitled to receive payments upon the achievement of certain milestones. We do not control the drug development efforts of Allergan or Oxford and have no control over when or whether such milestones will be reached. We do not believe that we will receive any such milestone payments under these agreements in 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of March 31, 2004.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company’s President and Chief Operating Officer and Chief Financial Officer (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the President and Chief Operating Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of March 31, 2004. There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable.

Item 5. OTHER INFORMATION

     Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

10.50 Employment Agreement between EntreMed and Neil J. Campbell effective January 1, 2004

31.1 Rule 13a-14(a) Certification of President and Chief Operating Officer

31.2 Rule 13a-14(a) Certification of Chief Financial Officer

32.1 Rule 13a-14(b) Certification of Equivalent of Chief Executive Officer

32.2 Rule 13a-14(b) Certification of Chief Financial Officer

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

ENTREMED, INC. (Registrant)

Date: May 5, 2004	/s/ Neil J. Campbell

Neil J. Campbell
President and Chief Operating Officer

Date: May 5, 2004	/s/ Dane R. Saglio

Dane R. Saglio
Chief Financial Officer