Form 10-Q
period 2004-06-30
ENTREMED INC
filed 2004-08-09
CIK 895051

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20459

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     YES    [X]    NO    [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     YES    [X]    NO    [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at August 06, 2004

Common Stock $.01 Par Value	37,054,030

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

Our forward-looking statements are based on information available to us today, and we will not update these statements. Our actual results may differ significantly from those discussed in our forward-looking statements due to, among other factors, operating losses and anticipation of future losses; the value of our common stock; uncertainties relating to our technological approach; uncertainty of our product candidate development; our need for additional capital and uncertainty of additional funding; our dependence on collaborators and licensees; intense competition and rapid technological change in the biopharmaceutical industry; uncertainties relating to our patent and proprietary rights; uncertainties relating to clinical trials, our success in further clinical development of Panzem®, government regulation and uncertainties of obtaining regulatory approval on a timely basis or at all; our dependence on key personnel, research collaborators and scientific advisors; uncertainties relating to health care reform measures and third-party reimbursement; risks associated with product liability; and other factors discussed in our other filings with the Securities and Exchange Commission.

EntreMed, Inc.
Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,564,928	$34,811,847
Short-term investments	12,852,425	2,129,583
Accounts receivable	106,472	428,979
Interest receivable	152,010	262,192
Prepaid expenses and other	165,778	528,190

Total current assets	26,841,613	38,160,791
Furniture and equipment, net	1,666,858	1,991,516
Other assets	5,786	1,457

Total assets	$28,514,257	$40,153,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,183,739	$3,952,517
Accrued liabilities	708,605	706,961
Current portion of deferred revenue	265,932	95,495

Total current liabilities	2,158,276	4,754,973
Deferred revenue, less current portion	190,988	192,993
Deferred rent	329,174	329,815
Minority interest	17,010	17,100
Stockholders’ equity:
Convertible preferred stock, $1.00 par and $1.50 liquidation value:
5,000,000 shares authorized, 3,350,000 issued and outstanding at June 30, 2004 and December 31, 2003, respectively	3,350,000	3,350,000
Common stock, $.01 par value:
90,000,000 shares authorized, 37,929,029 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	379,290	378,480
Additional paid-in capital	272,151,510	271,977,321
Treasury stock, at cost: 874,999 shares held at June 30, 2004 and December 31, 2003, respectively	(8,034,244)	(8,034,244)
Accumulated deficit	(242,027,747)	(232,812,674)

Total stockholders’ equity	25,818,809	34,858,883

Total liabilities and stockholders’ equity	$28,514,257	$40,153,764

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues:
Collaborative research and development	$—	$230,000	$—	$418,000
Licensing	132,966	23,874	229,568	47,748
Grants	—	—	—	300,000
Royalties	2,163	1,958	3,528	3,631
Other	4,251	30,156	4,251	30,156

	139,380	285,988	237,347	799,535
Costs and expenses:
Research and development	2,484,426	3,918,915	5,541,396	6,549,521
General and administrative	1,963,410	1,674,517	4,056,351	3,301,721

	4,447,836	5,593,432	9,597,747	9,851,242
Interest expense	—	—	—	—
Investment income	60,733	48,546	145,327	102,193

Net Loss	(4,247,723)	(5,258,898)	(9,215,073)	(8,949,514)
Dividends on Series A convertible preferred stock	(251,250)	(251,250)	(502,500)	(502,500)

Net loss attributable to common shareholders	$(4,498,973)	$(5,510,148)	$(9,717,573)	$(9,452,014)

Net loss per share (basic and diluted)	$(0.12)	$(0.19)	$(0.26)	$(0.36)

Weighted average number of shares outstanding (basic and diluted)	36,985,476	28,583,985	36,979,244	26,506,440

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	SIX MONTH PERIOD ENDED
	JUNE 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,215,073)	$(8,949,515)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	448,158	710,514
Recognition of non-cash stock compensation	174,999	33,000
Gain on sale of asset	(500)	—
Minority interest	(89)	(60)
Changes in operating assets and liabilities:
Accounts receivable	322,507	(115,407)
Interest receivable	110,182	(144,059)
Prepaid expenses and other	358,083	96,955
Deferred rent	(641)	—
Accounts payable	(2,768,778)	(7,395,097)
Accrued liabilities	1,644	(1,362,926)
Deferred revenue	168,432	(47,748)

Net cash used in operating activities	(10,401,076)	(17,174,343)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short term investments	(10,722,842)	(6,829,009)
Reduction in ownership of MaxCyte’s Cash	—	(418,108)
Purchases of furniture and equipment	(123,501)	(23,842)
Proceeds from sale of asset, net	500	—

Net cash used in investing activities	(10,845,843)	(7,270,959)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	—	18,291,905
Payment of principle on note payable	—	(37,469)

Net cash provided by financing activities	—	18,254,436

Net decrease in cash and cash equivalents	(21,246,919)	(6,190,866)
Cash and cash equivalents at beginning of period	34,811,847	24,067,045

Cash and cash equivalents at end of period	$13,564,928	$17,876,179

See accompanying notes.

ENTREMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 (unaudited)

1. Basis of Presentation

     Our accompanying 2004 unaudited consolidated financial information includes the accounts of our controlled subsidiary, Cytokine Sciences, Inc. All intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. This report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2003.

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

3. Short-Term Investments

     Short-term investments consist of corporate debt securities, all of which mature within one year. We classify these investments as available for sale. Such securities are stated at market value. The unrealized gains and losses are nominal as of June 30, 2004. Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations. The cost of securities sold is calculated using the specific identification method. As of June 30, 2004, the cost of the investments was $12,852,425. Realized gains and losses have been insignificant.

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

     The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) , to stock-based compensation:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(4,247,725)	$(5,258,898)	$(9,215,073)	$(8,949,514)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,449,933)	(2,475,105)	(2,745,846)	(4,784,235)
Add: Stock-based non-employee compensation included in net loss	174,999		174,999	33,000
Dividend on Series A convertible preferred stock	(251,250)	(251,250)	(502,500)	(502,500)

Pro forma net loss attributable to common shareholders	$(5,773,909)	$(7,985,253)	$(12,288,420)	$(14,203,249)
Net loss per share:
Basic and diluted – as reported	$(0.12)	$(0.19)	$(0.26)	$(0.36)
Basic and diluted – pro forma	$(0.16)	$(0.28)	$(0.33)	$(0.54)

     The effect of applying SFAS No. 123 on a pro forma net loss as stated above is not necessarily representative of the effect on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years.

5. License Agreement

     In February 2004, we transferred certain rights for our protein-based drug candidate programs, Endostatin and Angiostatin, in an agreement with Children’s Medical Center Corporation in Boston (CMCC) and Alchemgen Therapeutics, Inc. (Alchemgen). Under the agreement, CMCC and Alchemgen are continuing the development of Endostatin and Angiostatin and bear all expenses associated with the programs, including costs that we may incur in transferring these compounds. In exchange, we receive upfront and future cash and royalty payments. Under the terms of the three-party agreement Alchemgen received exclusive rights to market Endostatin and Angiostatin in Asia. CMCC holds the license for the rest of the world, therefore, we have no future milestone payment obligations. We will receive 20% of all future proceeds (e.g. upfront, milestone and royalty payments) resulting from any subsequent CMCC license outside of Asia.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Since our inception in September 1991, we have devoted substantially all of our efforts and resources to sponsoring and conducting research and development on our own behalf and through collaborations. Through June 30, 2004, all of our revenues have been generated from license fees, research and development funding, royalty payments, the sale of royalty rights, and certain research grants; we have not generated any revenue from direct product sales. We anticipate our primary revenue sources for the next few years will include research grants and collaboration payments under current or future arrangements. The timing and amounts of such revenues, if any, will likely fluctuate and depend upon the achievement of specified research and development milestones. Results of operations for any period may be unrelated to the results of operations for any other period.

     Historically our research and development efforts are focused on the identification and development of new compounds utilizing our understanding of the interrelationships of cell cycle regulation, inflammation, coagulation and angiogenesis – processes vital to the treatment of multiple diseases, including cancer. Currently, our main focus is on the reformulation of our lead drug candidate Panzem® which has been administered in capsule form to oncology patients in Phase I and Phase II trials. The goal of our reformulation effort is to increase the level of Panzem® in the patient’s bloodstream. Based on preclinical findings and data from healthy human subjects, we have selected a new Panzem® formulation that is a liquid suspension approach that we believe will increase the Panzem® bloodstream levels in oncology patents. In July, we announced that we have entered into a Clinical Supply Agreement with Elan to produce reformulated Panzem® . We expect to begin clinical trials with this new Panzem® formulation in early 2005.

     In addition to our work with Panzem® we are evaluating various analogs of 2ME2 in preclinical studies. We expect at least one of these compounds to progress into IND-directed development with the goal of entering clinical trials in oncology. We have three additional compounds in various stages of discovery and preclinical research. Our expenses will exceed our revenues as we continue the development of Panzem® and bring our other drug candidates through preclinical research to clinical trials.

     With reformulated Panzem® moving into the clinic and other pipeline candidates moving towards IND we are changing from a fundamentally research organization to that of a product development and commercialization organization. We intend to de-emphasize early discovery activities and also reduce non essential operating expenses to devote more resources to key development activities. We also will seek product acquisitions, co-development alliances and in-licensing opportunities to build a broader portfolio of late preclinical and clinical product candidates.

RESULTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2004 and June 30, 2003.

     Revenues. Revenues decreased to $139,000 in the three-month period ended June 30, 2004 compared to $286,000 in the corresponding 2003 period. For the six-month period ended June 30, 2004, revenues decreased 70% to $237,000 from $800,000 for the 2003 six-month period. Revenues recorded in 2004 reflect the amortization of the initial licensing fees received from Allergan and Alchemgen. The 2003 amount results primarily from two sources: orphan drug grant revenue of $300,000 received to support our Endostatin Phase II clinical trial in patients with neuroendocrine tumors and (2) contract revenues of $418,000 resulting from performance as a subcontractor under an NIH sponsored Malaria Vaccine program, which contract was completed during 2003. We did not record any grant or subcontract revenues in the first six months of 2004. Licensing revenues during the first six month period ended June 30, 2004 increased to $230,000 from $48,000 in the corresponding 2003 period. This increase is attributable to the recognition of amortized licensing revenues from a February 2004 agreement with Alchemgen.

     Research and Development Expenses. We are a clinical-stage biopharmaceutical company developing therapeutic candidates primarily for the treatment of cancer. Our research and development programs are designed to identify new chemical entities by understanding the interrelationships of cell cycle regulation, inflammation, coagulation and angiogenesis – processes vital to the treatment of multiple diseases, including cancer. Panzem®, our lead drug candidate, is currently in clinical trials for cancer, as well as preclinical development for indications outside of oncology. At June 30, 2004, accumulated direct project expenses for Panzem® totaled $26,215,000. Reflected in our 2004 R&D expenses totaling $5,541,000 for the six-month period ended June 30, 2004 are direct project expenses for Panzem® of $1,997,000 and $781,000 related to our 2ME2 analog program. Also reflected in our 2004 R&D expenses are project costs of $378,000 related to the Endostatin and Angiostatin compounds. Pursuant to the February 2004 Alchemgen licensing agreement we are no longer responsible for the further development of these two compounds. Research and development expenses for the corresponding 2003 period were $6,550,000, including direct project costs for Panzem®, Endostatin and Angiostatin of $2,706,000, $539,000 and $404,000, respectively. For the three-month period ended June 30, 2004, research and development expenses totaled $2,484,000, a decrease from $3,919,000 for the comparable 2003 period. Included in the 2004 three-month period are expenses related to Panzem® of $812,000 versus $2,214,000 in 2003. The higher 2003 amounts for Panzem® include the acquisition of bulk material to support both ongoing clinical trials and reformulation activities.

     The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. As of June 30, 2004,

our proprietary product candidate, Panzem®, is in Phase I and Phase II clinical trials. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

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

     Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Our 2004 research and development expenses reflect continuing preclinical costs and the cost of a Phase I clinical trial to test various dosing approaches for reformulated Panzem®. The 2004 amount also includes increased costs associated with further development of various drug candidates, including analogs of 2ME2. These expenses, however, were offset by decreased expenditures for Endostatin and Angiostatin versus the corresponding 2003 period. The decrease in R&D expenses during the quarter and six months ended June 30, 2004 was specifically impacted by the following:

-	Outside Services — We utilize outsourcing to conduct our product development activities. Larger-scale small molecule synthesis, in vivo testing and data analysis are examples of the services that we outsource. In the three-month period ended June 30, 2004, we expended $368,000 on these activities versus $622,000 in the same 2003 period. For the six-month period ended June 30, 2004 outside services decreased to $733,000 from $751,000 for the comparable 2003 period. The higher 2003 expenses relate to the procurement of outside services to support the Panzem® reformulation efforts.

-	Collaborative Research Agreements— We made payments to our collaborators of $122,000 and $56,000 for the three months ended June 30, 2004 and 2003 respectively, and $387,000 and $123,000 for the six months ended June 30, 2004 and 2003, respectively. Sponsored research payments to academic collaborators include payments to Children’s Hospital, Boston of $150,000 in 2004. Our 2004 collaborative efforts are primarily directed towards further exploration of Panzem® mechanism-of-action (MOA) and non-oncology applications.

-	Clinical Trial Costs—Clinical trial costs decreased to $164,000 in the three months ended June 30, 2004, from $250,000 in the three-month period ended June 30, 2003. Clinical trial costs for the six-month period ended June 30, 2004 decreased to $618,000 from $739,000 for the comparable 2003 period. The decrease reflects less overall clinical activity as we secure reformulated Panzem® liquid clinical material for use in new clinical trials. We are maintaining the ongoing trials using the solid dosage format including the supply of clinical material under our Collaborative Research and Development Agreement (CRADA) with the NCI. Costs of EntreMed sponsored clinical trials include clinical investigator site fees, monitoring costs and data management costs.

-	Contract Manufacturing Costs— The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, fill and finish services, and product release costs. Contract manufacturing costs for the three months ended June 30, 2004 decreased to $265,000 from $1,110,000 during the same period in 2003. For the six-month period ended June 30, 2004 manufacturing costs have decreased to $560,000 from $1,266,000 for the comparable 2003 period. The decrease reflects the 2003 acquisition of bulk material to support both ongoing clinical trials and reformulation activities.

     Also reflected in our 2004 research and development expenses for the three-month period ended June 30, 2004 are personnel costs of $789,000, patent costs of $110,000 and facility and related expenses of $351,000. In the corresponding 2003 period, these expenses totaled $763,000, $205,000 and $442,000, respectively. For the six-month period ended June 30, 2004, personnel costs were $1,608,000, patent costs were $222,000 and facility and related expenses were $458,000. In the corresponding 2003 period, these expenses totaled $1,599,000, $440,000 and $444,000, respectively. The decrease in 2004 patent costs reflects our shift in focus to small molecules, which resulted in the elimination of some programs including the associated patent coverage.

     General and Administrative Expenses. General and administrative expenses increased to $1,963,000 in the three-month period ended June 30, 2004 from $1,674,000 in the corresponding 2003 period. For the six-month period general and administrative expenses increased in 2004 to $4,056,000 from $3,302,000 for the corresponding 2003 period. The 2004 increase results from increased costs for professional services related to Sarbanes-Oxley, Nasdaq and SEC compliance, executive management changes and costs associated with settling certain disputes.

     Investment income. Investment income increased by 42% in the six-month period ended June 30, 2004 to $145,000 from $102,000 in the corresponding 2003 period as a result of higher invested balances in interest bearing cash accounts and investments during the 2004 period.

     Dividends on Series A convertible preferred stock. The Consolidated Statement of Operations for the six-month periods ended June 30, 2004 and 2003 reflect a dividend of $502,500 relating to Series A Convertible Preferred Stock held by Celgene pursuant to a Securities Purchase Agreement dated December 31, 2002. The Series A Preferred Stock will accumulate dividends at a rate of 6% and will participate in dividends declared and paid on the common stock, if any. All accrued dividends must be paid before any dividends may be declared or paid on the Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

     To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses for 2004 and the foreseeable future before we commercialize any products. In addition, under the terms of the Panzem® license agreement, we must be diligent in bringing potential products to market and may be required to make future milestone payments of up to $850,000. If we fail to comply with the milestones or fail to make any required sponsored research or milestone payment, we could face the termination of the relevant sponsored research or license agreements.

     We have not sold any securities during the first six months of 2004 versus the comparable period in 2003 when we raised $18.3M in net proceeds from the sale of common stock and warrants. At June 30, 2004, we had cash and short-term investments of approximately $26,417,000 with working capital of approximately $24,683,000. We invest our capital resources with the primary objective of capital preservation. As a result of increases in investment yield seen in 2004 we have invested in some securities with maturity dates of more than 90 days. As such some of our invested balances are classified as short-term investments rather than cash equivalents in our financial statements. Increases or decreases in the basis of investments classified as short-term on the reporting date are reflected on the Consolidated Statements of Cash Flows as Investing Activities.

     To accomplish our business plans, we will be required to continue to conduct substantial development activities for all of our proposed products. Under our current plans, operating expenditures are expected to be approximately $20,000,000, net of operating revenues, in 2004. Under our licensing agreements with Allergan and with Oxford Biomedica, PLC and Oxford Biomedica (UK) Limited Oxford, we are entitled to receive payments upon the achievement of certain milestones. We do not control the drug development efforts of Allergan or Oxford and have no control over when or whether such milestones will be reached. We do not believe that we will receive any developmental milestone payments under these agreements in 2004.

     Based on our assessment of our current capital resources coupled with anticipated inflows, in the absence of additional financing, we believe that we will have adequate resources to fund planned operations through 2005. Our estimate may change, however, based on our decisions with respect to future clinical trials related to Panzem®, the timing of receipt of milestone payments, developments in our business including the acquisition of additional intellectual property, other investments in new or complementary technology, and our success in executing our current business plan.

     To address our long-term capital needs we intend to continue to pursue strategic relationships to provide resources for the further development of our product candidates. There can be no assurance, however, that these discussions will result in relationships or additional funding. In addition, we may continue to seek capital through the public or private sale of securities, if market conditions are favorable for doing so. If we are successful in raising additional funds through the issuance of equity securities, stockholders likely will experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of our common stock. There can be no assurance that we will be successful in seeking additional capital.

INFLATION AND INTEREST RATE CHANGES

     Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of June 30, 2004.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of June 30, 2004. There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     EntreMed is subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, except as otherwise disclosed herein, are material.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     (a) The Company’s annual meeting of stockholders was held on June 16, 2004 (“Annual Meeting”).

     (b) Not applicable.

     (c) At the Annual Meeting, the stockholders considered and approved the following proposals:

     (i) Election of Directors. The following sets forth the nominees who were elected Directors of the Company for the term expiring in the year indicated as well as the number of votes case for, against, or withheld:

Year Term Expires	Name	Votes For	Votes Withheld
2007	Donald S. Brooks	29,926,274	2,166,206
2007	Dwight L. Bush	30,744,806	1,347,674
2007	Peter S. Knight	30,683,053	1,409,427

     (ii) Approve an amendment to the Company’s 2001 Long-Term Incentive Plan increasing from 4,250,000 to 5,250,000 the number shares of Common Stock reserved for issuance thereunder. This proposal received 6,716,759 votes in favor, 1,433,535 votes against, 1,890,575 abstentions, and 22,051,611 non-broker votes.

     (iii) Ratification of Appointment of Ernst & Young LLP. At the Annual Meeting, stockholders approved and ratified the selection of Ernst & Young LLP as the independent auditors. The proposal received 31,863,913 votes in favor, 147,395 votes against, 81,172 abstentions, and 0 non-broker votes.

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

Item 5. OTHER INFORMATION

     Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

10.51	Employment Agreement between EntreMed and James S. Burns effective June 15, 2004

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Rule 13a-14(b) Certification of Chief Executive Officer

32.2	Rule 13a-14(b) Certification of Chief Financial Officer

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

ENTREMED, INC. (Registrant)

Date: August 9, 2004	/s/ James S. Burns

James S. Burns
President and Chief Executive Officer

Date: August 9, 2004	/s/ Dane R. Saglio

Dane R. Saglio
Chief Financial Officer