Form 10-Q
period 2004-09-30
ENTREMED INC
filed 2004-11-09
CIK 895051

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20459

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

YES [X] NO [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [X] NO [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at November 9, 2004
Common Stock $.01 Par Value	37,175,215

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

Our forward-looking statements are based on information available to us today, and we will not update these statements. Our actual results may differ significantly from those discussed in our forward-looking statements due to, among other factors, operating losses and anticipation of future losses; the value of our common stock; uncertainties relating to our technological approach; uncertainty of our product candidate development; our need for additional capital and uncertainty of additional funding; our dependence on collaborators and licensees; intense competition and rapid technological change in the biopharmaceutical industry; uncertainties relating to our patent and proprietary rights; uncertainties relating to clinical trials, our success in further clinical development of Panzem®NCD, government regulation and uncertainties of obtaining regulatory approval on a timely basis or at all; our dependence on key personnel, research collaborators and scientific advisors; uncertainties relating to health care reform measures and third-party reimbursement; risks associated with product liability; and other factors discussed in our other filings with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EntreMed, Inc.
Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,303,515	$34,811,847
Short-term investments	15,097,918	2,129,583
Accounts receivable	12,503	428,979
Interest receivable	29,973	262,192
Prepaid expenses and other	352,105	528,190

Total current assets	23,796,014	38,160,791
Furniture and equipment, net	1,441,052	1,991,516
Other assets	1,306	1,457

Total assets	$25,238,372	$40,153,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,086,378	$3,952,517
Accrued liabilities	812,457	706,961
Current portion of deferred revenue	132,966	95,495

Total current liabilities	2,031,801	4,754,973
Deferred revenue, less current portion	190,988	192,993
Deferred rent	326,640	329,815
Minority interest	16,981	17,100
Stockholders’ equity:
Convertible preferred stock, $1.00 par and $1.50 liquidation value:
5,000,000 shares authorized, 3,350,000 issued and Outstanding at September 30, 2004 and December 31, 2003	3,350,000	3,350,000
Common stock, $.01 par value:
90,000,000 shares authorized, 37,929,029 shares issued and Outstanding at September 30, 2004 and December 31, 2003	379,291	378,480
Additional paid-in capital	272,151,510	271,977,321
Treasury stock, at cost: 874,999 shares held at September 30, 2004 and December 31, 2003	(8,034,244)	(8,034,244)
Accumulated deficit	(245,174,595)	(232,812,674)

Total stockholders’ equity	22,671,962	34,858,883

Total liabilities and stockholders’ equity	$25,238,372	$40,153,764

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Revenues:
Collaborative research and development	$—	$216,536	$—	$634,536
Licensing	132,966	23,874	362,534	71,622
Grants	—	—	—	300,000
Royalties	1,441	—	4,969	1,727
Other	8,331	18,068	12,581	50,128

	142,738	258,478	380,084	1,058,013
Costs and expenses:
Research and development	2,553,494	3,151,002	8,094,890	9,700,523
General and administrative	1,337,922	1,748,055	5,394,273	5,049,776

	3,891,416	4,899,057	13,489,163	14,750,299
Investment income	75,495	43,485	220,821	145,677
Gain on sale of securities	520,000	—	520,000	—
Gain on sale of assets	6,335	—	6,335	—

Net Loss	(3,146,848)	(4,597,094)	(12,361,921)	(13,546,609)
Dividends on Series A convertible preferred stock	(251,250)	(251,250)	(753,750)	(753,750)

Net loss attributable to common shareholders	$(3,398,098)	$(4,848,344)	$(13,115,671)	$(14,300,359)

Net loss per share (basic and diluted)	$(0.09)	$(0.15)	$(0.35)	$(0.51)

Weighted average number of shares outstanding (basic and diluted)	37,054,030	31,650,627	37,004,355	28,240,013

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	NINE MONTH PERIOD ENDED
	SEPTEMBER 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,361,921)	$(13,546,609)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	632,871	1,064,523
Recognition of non-cash stock compensation	174,999	33,000
Gain on sale of securities	(520,000)	—
Gain on sale of assets	(6,335)	—
Loss on sale of equipment	—	9,679
Minority interest	(118)	(79)
Changes in operating assets and liabilities:
Accounts receivable	416,476	107,295
Interest receivable	232,219	(30,341)
Prepaid expenses and other	176,236	(105,104)
Deferred rent	(3,175)	—
Accounts payable	(2,866,139)	(7,451,626)
Accrued liabilities	105,496	(1,289,984)
Deferred revenue	35,466	43,378

Net cash used in operating activities	(13,983,925)	(21,165,868)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short term investments	(12,968,335)	(2,025,662)
Reduction in ownership of MaxCyte’s Cash	—	(418,108)
Purchases of furniture and equipment	(143,947)	(26,525)
Proceeds from sale of securities	520,000	—
Proceeds from sale of asset, net	67,875	—

Net cash used in investing activities	(12,524,407)	(2,470,295)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	—	18,320,737
Payment of principle on note payable	—	(65,424)

Net cash provided by financing activities	—	18,255,313

Net decrease in cash and cash equivalents	(26,508,332)	(5,380,850)
Cash and cash equivalents at beginning of year	34,811,847	24,067,045

Cash and cash equivalents at end of period	$8,303,515	$18,686,195

See accompanying notes.

ENTREMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 (unaudited)

1.	Basis of Presentation

     Our accompanying 2004 unaudited consolidated financial information includes the accounts of our controlled subsidiary, Cytokine Sciences, Inc. All intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. This report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2003.

2.	Short-Term Investments

     Short-term investments consist of corporate debt and collateralized securities, all of which mature within one year. We classify these investments as available for sale. Such securities are stated at market value. The unrealized gains and losses are nominal as of September 30, 2004. Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations. The cost of securities sold is calculated using the specific identification method. As of September 30, 2004, the cost of the investments was $15,098,000. Realized gains and losses have been insignificant.

3.	Stock-Based Compensation

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

     The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) , to stock-based compensation:

	Three months ended September		Nine months ended September
	30,		30,
	2004	2003	2004	2003
Net loss, as reported	$(3,146,848)	$(4,597,094)	$(12,361,921)	$(13,546,609)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,084,547)	(2,392,117)	(3,830,393)	(7,176,352)
Add: Stock-based non-employee compensation included in net Loss	—		174,999
Dividend on Series A convertible preferred stock	(251,250)	(251,250)	(753,750)	(753,750)

Pro forma net loss attributable to common shareholders	$(4,482,645)	$(7,240,461)	$(16,771,065)	$(21,476,711)
Net loss per share:
Basic and diluted – as reported	$(0.09)	$(0.15)	$(0.35)	$(0.51)
Basic and diluted – pro forma	$(0.12)	$(0.23)	$(0.45)	$(0.76)

The effect of applying SFAS No. 123 on a pro forma net loss as stated above is not necessarily representative of the effect on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years.

4.	Sale of Securities

     In September 2004, we sold certain securities of an independent private biotechnology company. The securities were acquired in 1996 through 1999 and accounted for using the equity method. The cost of these securities was written off in prior periods and we had no residual cost basis in the securities when sold. As such, we have recorded a gain on the sale equal to the sale proceeds of $520,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Since our inception in September 1991, we have devoted substantially all of our efforts and resources to sponsoring and conducting research and development on our own behalf and through collaborations. Through September 30, 2004, all of our revenues have been generated from license fees, research and development funding, royalty payments, the sale of royalty rights and certain research grants; we have not generated any revenue from direct product sales. We anticipate our primary revenue sources for the next few years will include research grants and collaboration payments under current or future arrangements. The timing and amounts of such revenues, if any, will likely fluctuate and depend upon the achievement of specified research and development milestones. Results of operations for any period may be unrelated to the results of operations for any other period.

     Historically our research and development efforts are focused on the identification and development of new compounds for the treatment of certain diseases utilizing our understanding of the interrelationships of angiogenesis, cell cycle regulation, and inflammation – processes vital to the treatment of multiple diseases, including cancer. Currently, our main focus is on the reformulation of 2ME2, our lead drug candidate Panzem® , which has been administered in capsule form to oncology patients in Phase I and Phase II trials. The goal of our reformulation effort is to increase the level of Panzem® in the patient’s bloodstream. Based on preclinical findings and data from healthy human subjects, we have selected a new Panzem® formulation that is a liquid suspension approach that we believe will increase the Panzem® bloodstream levels in oncology patents. In July, we announced that we have entered into a Clinical Supply Agreement with Elan to produce reformulated Panzem® . We refer to the liquid product format as Panzem® NCD and we expect to begin clinical trials with this new Panzem® formulation in early 2005.

     In addition to our work with Panzem® , we are evaluating various next generation analogs of 2ME2 in preclinical studies. We expect at least one of these compounds to progress into IND-directed development with the goal of entering clinical trials in oncology. We have three additional programs with compounds in various stages of discovery and preclinical research. Our expenses will exceed our revenues as we continue the development of Panzem® and bring our other drug candidates through preclinical research to clinical trials.

     With Panzem® NCD moving into the clinic and other pipeline candidates moving towards IND, we are progressing from a fundamentally research organization to that of a product development and commercialization organization. We have already begun de-emphasizing early discovery activities and are reducing certain operating expenses in order to devote more resources to key preclinical development activities. We also will seek product acquisitions, co-development alliances and in-licensing opportunities to build a broader portfolio of late preclinical and clinical product candidates.

RESULTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2004 and September 30, 2003.

     Revenues. Revenues decreased to $143,000 in the three-month period ended September 30, 2004 compared to $258,000 in the corresponding 2003 period. For the nine-month period ended September 30, 2004, revenues decreased 64% to $380,000 from $1,058,000 for the 2003 nine-month period. Revenues recorded in 2004 reflect the amortization of the initial licensing fees received from Allergan and Alchemgen. The 2003 amount results primarily from two sources: orphan drug grant revenue of $300,000 received to support our Endostatin Phase II clinical trial in patients with neuroendocrine tumors and (2) contract revenues of $635,000 resulting from performance as a subcontractor under an NIH sponsored Malaria Vaccine program, which contract was completed during 2003. We did not record any grant or subcontract revenues in the first nine months of 2004. Licensing revenues during the first nine-month period ended September 30, 2004 increased to $363,000 from $72,000 in the corresponding 2003 period. This increase is attributable to the recognition of amortized licensing revenues from a February 2004 agreement with Alchemgen.

Research and Development Expenses. We are a clinical-stage pharmaceutical company developing therapeutic candidates for the treatment of cancer and inflammatory diseases. Our development programs are focused on drug candidates with antiproliferative, and anti-inflammatory properties – processes vital to the treatment of multiple diseases, including cancer. Panzem® , our lead drug candidate, is currently in clinical trials for cancer, as well as preclinical development for indications outside of oncology. At September 30, 2004, accumulated direct project expenses for Panzem® totaled $26,929,000. Reflected in our 2004 R&D expenses totaling $8,095,000 for the nine-month period ended September 30, 2004 are direct project expenses for Panzem® of $2,561,000 and $1,358,000 related to our 2ME2 analog program.

     Also reflected in our 2004 R&D expenses are project costs of $334,000 related to the Endostatin and Angiostatin compounds, programs that have been discontinued and will not be funded in the future. The balance of our R&D expenditures includes facilities costs and other departmental overhead, and expenditures related to the advancement of our pre-clinical pipeline.

     Pursuant to the February 2004 Alchemgen licensing agreement we are no longer responsible for the further development of these two compounds. Research and development expenses for the corresponding 2003 period were $9,701,000, including direct project costs for Panzem® , Endostatin and Angiostatin of $3,734,000, $782,000 and $578,000, respectively. For the three-month period ended September 30, 2004, research and development expenses totaled $2,553,000, a decrease from $3,151,000 for the comparable 2003 period. Included in the 2004 three-month period are expenses related to Panzem® of $714,000 versus $1,063,000 in 2003. The higher 2003 amounts for Panzem® reflect reformulation activities including material acquisition, animal testing and sample analysis.

     The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. As of September 30, 2004, our proprietary product candidate, Panzem® , is in Phase I and Phase II clinical trials. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

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

     Our proprietary product candidates also have not yet achieved FDA regulatory approval, which is required before we can market them as therapeutic products. In order to proceed to subsequent clinical trial stages and to ultimately achieve regulatory approval for our product candidates, the FDA must conclude that our clinical data establish safety and efficacy. Historically, the results from pre-clinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs and biologics have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals.

     An important element of our business strategy is to pursue the research and development of a range of product candidates for a variety of oncology and non-oncology indications. This allows us to diversify the risks associated with our research and development expenditures. As a result, we intend to pursue development of our existing product candidates internally or through development partnerships, as well as through the acquisition and subsequent development of promising candidates. The goal is to align our capital requirements with multiple product candidates so as to increase the likelihood that our future financial success is not substantially dependent on any one product candidate. To the extent we are unable to maintain a broad range of product candidates, our dependence on the success of one or a few product candidates would increase.

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

     Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Our 2004 research and development expenses reflect continuing preclinical costs and the cost of a Phase I clinical trial to test various dosing approaches for reformulated Panzem® . The 2004 amount also includes increased costs associated with further development of various drug candidates, including analogs of 2ME2. These expenses, however, were offset by decreased expenditures for Endostatin and Angiostatin versus the corresponding 2003 period. The decrease in R&D expenses during the quarter and nine months ended September 30, 2004 was specifically impacted by the following:

-	Outside Services – We utilize outsourcing to conduct our product development activities. Larger-scale small molecule synthesis, in vivo testing and data analysis are examples of the services that we outsource. In the three-month period ended September 30, 2004, we expended $513,000 on these activities versus $698,000 in the same 2003 period. For the nine-month period ended September 30, 2004 outside services decreased to $1,247,000 from $1,448,000 for the comparable 2003 period. The higher 2003 expenses reflect our focus on reformulating Panzem® while our 2004 efforts have been directed towards optimizing Panzem® NCD and selecting a lead 2ME2 analog candidate.

-	Collaborative Research Agreements— We made payments to our collaborators of $78,000 and $30,000 for the three months ended September 30, 2004 and 2003 respectively, and $466,000 and $153,000 for the nine months ended September 30, 2004 and 2003, respectively. Sponsored research payments to academic collaborators include payments to

Children’s Hospital, Boston of $225,000 in 2004. Our 2004 collaborative efforts are primarily directed towards further exploration of Panzem® mechanism-of-action (MOA), in-vivo testing of therapeutic combination studies, and non-oncology applications.

-	Clinical Trial Costs—Clinical trial costs decreased to $256,000 in the three months ended September 30, 2004, from $278,000 in the three-month period ended September 30, 2003. Clinical trial costs for the nine-month period ended September 30, 2004 decreased to $874,000 from $1,017,000 for the comparable 2003 period. The decrease reflects less overall clinical activity as we secure reformulated Panzem® liquid clinical material for use in new clinical trials. We are maintaining the ongoing trials using the solid dosage format including the supply of clinical material under our Collaborative Research and Development Agreement (CRADA) with the NCI. Costs of Company sponsored clinical trials include clinical investigator site fees, monitoring costs and data management costs.

-	Contract Manufacturing Costs— The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, fill and finish services, and product release costs. Contract manufacturing costs for the three months ended September 30, 2004 increased to $366,000 from $187,000 during the same period in 2003. This increase results primarily from our initiation of Panzem®NCD clinical supply manufacturing activities with Elan. For the nine-month period ended September 30, 2004 manufacturing costs have decreased to $926,000 from $1,453,000 for the comparable 2003 period. The decrease reflects the 2003 acquisition of bulk material to support both ongoing clinical trials and reformulation activities.

     Also reflected in our 2004 research and development expenses for the three-month period ended September 30, 2004 are personnel costs of $800,000, patent costs of $119,000 and facility and related expenses of $243,000. In the corresponding 2003 period, these expenses totaled $662,000, $263,000 and $266,000, respectively. For the nine-month period ended September 30, 2004, personnel costs were $2,409,000, patent costs were $341,000 and facility and related expenses were $701,000. In the corresponding 2003 period, these expenses totaled $2,261,000, $703,000 and $710,000, respectively. The decrease in 2004 patent costs reflects our shift in focus to small molecules, which resulted in the elimination of some programs including the associated patent coverage.

     Other items contributing to the decrease in research and development expenses for the three-month period ended September 30, 2004 are reduced depreciation expense of $154,000 and the receipt of reimbursements for expenditures relating to the transition of Endostatin and Angiostatin totaling $209,000. In the corresponding 2003 period we did not record any reimbursements and depreciation expense totaled $280,000. Also reflected in the 2003 three month period were subcontract costs relating to our Malaria contract of $268,000. For the nine-month period ended September 30, 2004, there were no subcontract costs, depreciation expense was $507,000 and we received expense reimbursements of $226,000. In the corresponding 2003 period, subcontract costs were $499,000, depreciation expense was $843,000 with no reimbursements.

     General and Administrative Expenses. General and administrative expenses decreased to $1,338,000 in the three-month period ended September 30, 2004 from $1,748,000 in the corresponding 2003 period, reflecting the impact of personnel reductions and the elimination of certain expenditures beginning in the third quarter. For the nine-month period general and administrative expenses increased in 2004 to $5,394,000 from $5,050,000 for the corresponding 2003 period. The 2004 nine-month increase results from increased costs for professional services related to Sarbanes-Oxley Act, Nasdaq and SEC compliance, executive management changes and costs associated with settling certain disputes.

     Investment income. Investment income increased by 51% in the nine-month period ended September 30, 2004 to $221,000 from $146,000 in the corresponding 2003 period as a result of higher invested balances and higher yields in interest bearing cash accounts and investments during the 2004 period.

     Dividends on Series A convertible preferred stock. The Consolidated Statement of Operations for the nine-month periods ended September 30, 2004 and 2003 reflect a dividend of $753,750 relating to Series A Convertible Preferred Stock held by Celgene pursuant to a Securities Purchase Agreement dated December 31, 2002. The Series A Preferred Stock will accumulate dividends at a rate of 6% and will participate in dividends declared and paid on the common stock, if any. All accrued dividends must be paid before any dividends may be declared or paid on the Common Stock. The Company has no plans to pay any dividends in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

     To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses for 2004 and the foreseeable future before we commercialize any products. In addition, under the terms of the license agreement for 2ME2, we must be diligent in bringing potential products to market and may be required to make future milestone payments of up to $850,000. If we fail to comply with the milestones or fail to make any required sponsored research or milestone payment, we could face the termination of the relevant sponsored research or license agreements.

     We have not sold any securities during the first nine months of 2004 versus the comparable period in 2003 when we raised $18.3M in net proceeds from the sale of common stock and warrants. At September 30, 2004, we had cash and short-term investments of approximately $23,401,000 with working capital of approximately $21,764,000. We invest our capital resources with the primary objective of capital preservation. As a result of trends in interest rates in 2004 we have invested in some securities with maturity dates of more than 90 days to enhance our investment yields. As such, some of our invested balances are classified as short-term investments rather than cash equivalents in our financial statements.

     To accomplish our business plans, we will be required to continue to conduct substantial development activities for some or all of our proposed products. Under our current plans, results of operations are expected to reflect a loss of approximately $18,000,000 in 2004.

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

     Based on our assessment of our current capital resources coupled with anticipated inflows, in the absence of additional financing, we believe that we will have adequate resources to fund planned operations through 2005. Our estimate may change, however, based on our decisions with respect to future clinical trials related to Panzem®, developments in our business including the acquisition of additional intellectual property, other investments in new or complementary technology, and our success in executing our current business plan.

     To address our long-term capital needs, we intend to continue to pursue strategic relationships to provide resources for the further development of our product candidates. There can be no assurance, however, that these discussions will result in relationships or additional funding. In addition, we may continue to seek capital through the public or private sale of securities, if market conditions are favorable for doing so. If we are successful in raising additional funds through the issuance of equity securities, stockholders likely will experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of our common stock. There can be no assurance that we will be successful in seeking additional capital.

INFLATION AND INTEREST RATE CHANGES

     Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our invested capital. Due to the short-term nature of our investment holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of September 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of September 30, 2004. There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     EntreMed is subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, except as otherwise disclosed herein, are material.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

Item 5. OTHER INFORMATION

     Not applicable

Item 6. EXHIBITS

     (a) Exhibits

10.52	Employment Agreement between EntreMed and Dane Saglio effective July 1, 2004

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Rule 13a-14(b) Certification of Chief Executive Officer

32.2	Rule 13a-14(b) Certification of Chief Financial Officer

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

ENTREMED, INC.
(Registrant)

Date: November 9, 2004	/s/ James S. Burns

James S. Burns
President and Chief Executive Officer

Date: November 9, 2004	/s/ Dane R. Saglio

Dane R. Saglio
Chief Financial Officer