Form 10-K/A
period 2004-12-31
ENTREMED INC
filed 2005-05-09
CIK 895051

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
[X] Yes [  ] No

As of June 30, 2004, the aggregate market value of the shares of common stock held by non-affiliates was approximately $ 76,237,000.

As of May 5, 2005, 49,819,284 shares of the Company’s common stock was outstanding.

EXPLANATORY NOTE:

This Amendment No. 1 to the Form 10-K for the fiscal year ended December 31, 2004 reflects the addition of the information required by Part III of Form 10-K, which was omitted in reliance on General Instruction G(3) thereto, and certain other updated information. We have made no further changes to the previously filed Form 10-K. Except as otherwise specifically noted, all information in this Form 10-K/A is as of December 31, 2004 and does not reflect any subsequent information or events.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages and positions of our executive officers and directors as of April 23, 2005:

Name	Age	Position	Director Since
Michael Tarnow	60	Chairman of the Board of Directors	2003
Ronald Cape (2)(3)	73	Director	2003
Donald S. Brooks	69	Director	1996
James S. Burns	58	Director/President and CEO	2004
Dwight L. Bush (1) (6)	48	Director	2003
Jennie C. Hunter-Cevera	57	Director	2001
Peter S. Knight (2) (4)	54	Director	2000
Mark C. M. Randall (1)(5)	42	Director	1996
James D. Johnson, Ph.D., J.D.	57	Senior Vice President and General Counsel
Dane R. Saglio	47	Chief Financial Officer
Carolyn F. Sidor	57	Vice President and Chief Medical Officer
Marc G. Corrado	40	Vice President Corporate Development

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

(3)	Member of the Nominating and Corporate Governance Committee

(4)	Chairman of Audit Committee

(5)	Chairman of the Compensation Committee

(6)	Chairman of the Nominating and Corporate Governance Committee

     Michael Tarnow was appointed chairman of our Board in February 2003. Since 1995, Mr. Tarnow has been an advisor to and member of the boards of directors of several healthcare-related organizations in the U.S., Canada and Europe. From 1995-2000, he was President and CEO of Boston-based Creative BioMolecules, Inc. Prior to 1995, he spent 22 years at Merck & Co., Inc., where he served in a wide variety of positions including heading corporate development, President and CEO of Merck Frosst Canada and Executive Vice President of Merck-Medco. Mr. Tarnow received his J.D. from the University of Illinois and his bachelor’s degree from Wayne State University.

     Ronald Cape, Ph.D. is the founder of Ronald Cape Investment Management, LLC, a consulting firm and was the co-founder of Cetus Corporation, a genetic engineering company, where he was Chairman of the Board of Directors for 20 years until the company merged with Chiron Corporation in 1991. He was also a founding member of the Industrial Biotechnology Association (now the Biotechnology Industry Organization – BIO) and served as its President for three years. Since 199l Dr. Cape has been an investor in the field of biotechnology and a board member of many companies. He was the founding Chairman of Darwin Molecular Corporation, which was later sold to Chiroscience plc., and is Chairman and a Director of Caprion, Inc., Ellipsis Biotherapeutics Corporation, and Neugenesis Corporation. He is also a Director of Sunol Molecular Corporation and Neurobiological Technologies.

     Donald S. Brooks has been one of EntreMed’s directors since April 1996 and was Vice President, Legal Affairs from 1998 until August 2001. Between 1993 and 1998, Mr. Brooks was a practicing attorney with the law firm of Carella Byrne Bain Gilfillan Cecchi Stewart and Olstein, Roseland, New Jersey. Prior thereto, Mr. Brooks was employed by Merck and Co., Inc. for 27 years, most recently, from 1986 to 1993, as Senior Counsel. From 1980 to 1985, Mr. Brooks served as a U.S. employer delegate to the Chemical Industries Committee, International Labor Organization in Geneva, Switzerland. He currently serves as a member of the Board of Directors of BioDiem, Ltd., an Australian biotechnology company. In addition, he recently served as a Board member of Xenon Pharmaceuticals, Inc., a Canadian biotechnology firm and currently acts as a consultant to that company.

     James S. Burns has been President and Chief Executive Officer of EntreMed, Inc. since June 2004 and a director since September 2004. From 2001-2003, Mr. Burns was a co-founder and served as President and as Executive Vice President of MedPointe, Inc., a specialty pharmaceutical company that develops, markets and sells branded prescription pharmaceuticals. From 2000-2001, he served as a founder and Managing Director of MedPointe Capital Partners, a private equity firm that led a $500 million leveraged buyout to form MedPointe Pharmaceuticals. From 1993 to 1999, Mr. Burns served as a founder, Chairman, President and CEO of Osiris Therapeutics, Inc., a privately held biotech company developing therapeutic stem cell products for the regeneration of damaged or diseased tissue. From 1986-1992, he was Vice Chairman of HealthCare Investment Corporation and a founding General Partner of Healthcare Ventures L.P., a venture capital partnership specializing in forming companies build around new pharmaceutical and biotechnology products. From 1981-1986, Mr. Burns served as Group President and as Vice President of the Laboratory Products Group at Becton Dickinson and Company. Previously, he was a Vice President and Partner at Booz Allen & Hamilton, Inc., a multinational consulting firm. Mr. Burns is Chairman of the Executive Committee of the International BioResources Group, the American Type Culture Collection (ATCC), and a Trustee of the University of Maryland Biotechnology Institute. He earned his BS and MS degrees in biological sciences from the University of Illinois and an MBA degree from DePaul University.

     Dwight L. Bush has been a principal of Stuart Mill Capital, LLC, an Arlington, Virginia-based investment firm since 1997. Since 2004, Mr. Bush has served as Vice Chairman of Enhanced Capital partners, LLC. From 1999 until 2002, Mr. Bush also served as Vice President and Chief Financial Officer of Sato Travel Holdings, Inc. Prior to that, from 1994 through 1997, Mr. Bush was Vice President-Corporate Development of Sallie Mae Corporation, a $60 billion financial service corporation and the nation’s leading provider of education credit. Mr. Bush joined Sallie Mae after a successful 15-year career at the Chase Manhattan Bank, where he began his professional career in 1979. His tenure at Chase included international corporate banking assignments in Latin America, Asia and the Middle East, and corporate finance and project finance in New York and Washington, D.C. Mr. Bush serves on the governing boards of several organizations involved in industry, education and the arts, including Cornell University, The Vaccine Fund, ICBC Broadcast Holdings, Inc, and The National Symphony Orchestra. Mr. Bush earned his bachelor’s degree from Cornell University, College of Arts and Sciences.

     Jennie C. Hunter-Cevera has been a director of the Company since June 2001. Dr. Hunter-Cevera is the President of the University of Maryland Biotechnology Institute. Prior to joining the University of Maryland in October 1999, Dr. Hunter-Cevera had been the head of the Center for Environmental Biotechnology at Lawrence Berkeley National Laboratory between November 1994 and October 1999, Director of Fermentation, Research and Development at Cetus Corporation and a scientist at E.R. Squibb and Company. Dr. Hunter-Cevera is Past-President of SIM and USFCC and is an active member of ASM. She served as Senior Editor for JIM for 10 years and has served as a reviewer for proposals in metabolic biochemistry and bioremediation for NSF and DOE. She was a member of the Secretary of Agriculture Glickman’s Genetic Resources Advisory Board, Council on Biotechnology for the State Department, USA representative to the OECD on Biological Resource Centers and of the Maryland Commission on Advanced Technology. She is on several academic science and technology review committees. She has given over 40 invited lectures, seven keynote lectures, and is the author of several papers and holder of two patents. Dr. Hunter-Cevera was elected to the American Academy of Microbiology in 1995, the recipient of the 1996 SIM Charles Porter Award, elected as a SIM Fellow in 1997 and the 1999 Nath Lecturer at West Virginia University. She is the 2004 recipient of the ASM Porter Award for achievement in biodiversity research.

     Peter S. Knight has been a Director of the Company since June 2000. Mr. Knight is President of Generation Investment Management US, a London-based asset management company. From 2000 – 2003 he was a Managing Director of MetWest Financial. Mr. Knight started his career with the Antitrust Division of the Department of Justice. From 1977 to 1989, Mr. Knight served as Chief of Staff to Al Gore when Mr. Gore was a member of the U.S. House of Representatives and later the U.S. Senate. Mr. Knight served as the General Counsel of Medicis Pharmaceutical from 1989 to 1991. In 1991 he helped established the law firm of Wunder, Knight, which represented numerous Fortune 500 companies. Mr. Knight practiced with this firm as a partner until 1999. Mr. Knight has held senior positions on the last four presidential campaigns, including serving as the campaign manager for the successful 1996 re-election of President Clinton. Mr. Knight currently serves as a director of Medicis Pharmaceutical Corp. and Pharmaceutical Resources, Inc. He is also a director of Schroeders’ mutual fund and hedge fund family, a member of the board of Duke University’s Terry Sanford Institute of Public Policy, a member of the Cornell University Council and the Cornell University College of Arts and Sciences Advisory Council. He holds a B.A. degree from Cornell University and a J.D. degree from Georgetown University Law Center.

     Mark C. M. Randall has been a director of the Company since April 1996. He has been CEO of Commander Asset Management Ltd. since May 2002. Prior to this appointment he was associated with Sarasin International Securities Limited, London, England, a wholly owned subsidiary of Bank Sarasin and Cie, a private bank based in Switzerland, where he was a Director since 1994 and Managing Director since 1999. Mr. Randall also serves as Chairman of Acorn Alternative Strategies (Overseas) Ltd., an investment fund company.

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

     Carolyn F. Sidor joined EntreMed in 2001 as Vice President, Clinical & Regulatory Affairs. She was appointed Chief Medical Officer in September 2004. Dr. Sidor is a board-certified hematologist/medical oncologist. From 1993 until 2001, Dr. Sidor held various leadership positions at Cato Research Ltd., a prominent Clinical Research Organization (CRO), including Vice President, Scientific and Medical Development; Medical Director; Senior Clinical Research Physician; and Project Director. In those roles, Dr. Sidor served as medical monitor for clinical studies in several therapeutic areas. Her experience includes participating in FDA meetings, leading investigator meetings, recruiting and evaluating potential sites for clinical studies, and evaluating new technologies. Since 1995, Dr. Sidor has held a staff appointment in the Department of Medicine at the University of North Carolina at Chapel Hill and she retains that appointment. From 1985 to 1993, Dr. Sidor was Associate Professor and Physician at Philadelphia’s Lankenau Hospital, Department of Medicine. Prior to earning her MD degree from Thomas Jefferson University School of Medicine in 1982 and completing her residency and medical training in 1988, Dr. Sidor earned her MBA degree from the University of Delaware while working for E.I. DuPont in Central Research and Development.

     Marc G. Corrado joined EntreMed in March 2005 as Vice President, Corporate Development. Prior to joining EntreMed, Mr. Corrado held various positions in business development, global marketing and mergers & acquisitions at Rhône-Poulenc Rorer in Paris, France, and at Aventis in Bridgewater, New Jersey. Aventis, a $20 billion pharmaceutical company, merged with Sanofi in 2004 to form Sanofi-Aventis. In 2000, following the merger between Rhône-Poulenc and Hoechst, Marc moved to Bridgewater as Director, Global Business Development at Aventis. While at Aventis, he became Director, Oncology New Product Commercialization within Global Marketing, and most recently Senior Director, Mergers & Acquisitions within Corporate Development. Mr. Corrado holds a J.D. from the American University in Washington, D.C., and a M.B.A. from INSEAD in Fontainebleau, France.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the 1934 Securities and Exchange Act (the “1934 Act”) requires the Company’s executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports filed by such reporting persons.

     Based solely on our review of such forms furnished to the Company and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during fiscal 2004.

Audit Committee

     As indicated above, the Company’s Board of Directors has a designated audit committee. The current members of the audit committee are Mr. Knight, Mr. Bush and Mr. Randall. The Board of Directors has determined that Mr. Bush is an “audit committee financial expert” as defined in rules and regulations of the SEC.

Code of Ethics

     The Company has adopted a Code of Ethics, as defined in applicable SEC and NASD rules, that applies to the Company’s directors, officers and employees, including the Company’s principal executive officer and principal financial and accounting officer. The Code of Ethics is available on the Company’s website at www.entremed.com.

Item 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION AND OTHER MATTERS

The following summary compensation table sets forth the aggregate compensation paid or accrued by us to executive officers whose annual compensation exceeded $100,000 for fiscal 2004 (collectively, the “named executive officers”) for services during the fiscal years ended December 31, 2004, 2003 and 2002.

SUMMARY COMPENSATION TABLE

					LONG TERM
					COMPENSATION
					AWARDS
					SECURITIES
					UNDERLYING
		ANNUAL		BONUS	OPTIONS/SARS	ALL OTHER
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)		($)	(#)	COMPENSATION($)
James S. Burns	2004	195,000	(4)	80,000	600,000	4,125	(1)
President and Chief Executive Officer

Dane R. Saglio	2004	200,000		50,000	75,000	12,748	(1)
Chief Financial Officer	2003	190,212		50,000	75,000	9,681
	2002	122,812		50,000	35,000	9,792
Carolyn Sidor	2004	234,500		50,000	100,000	1,365	(1)
Corporate Vice President and	2003	226,600		22,600	50,000	288
Chief Medical Officer	2002	226,600		0	30,000	3,693

James D. Johnson, Ph.D., J.D.	2004	10,800	(5)	0	0	40	(2)
Senior Vice President and General Counsel	2003	10,800		0	40,000	0
	2002	209,383		0	100,000	666
Neil J. Campbell	2004	137,500	(6)	0	25,000	177,759	(3)
President and Chief Operating Officer	2003	309,398		85,000	50,000	142,181
	2002	251,750		0	175,000	9,792
Udo Klein	2004	183,750	(7)	0	0	9,561	(1)
Vice President Research & Development	2003	50,570		0	100,000	897

(1)	Consists of group health and life insurance premiums paid on behalf of such officer.

(2)	Consists of life insurance premiums paid on behalf of such officer.

(3)	Consists of group health and life insurance premiums in the amount of $5,300 and COBRA premiums in the amount of $7,459 paid on behalf of such officer, and severance paid to such officer in the amount of $165,000.

(4)	Represents salary from June 15, 2004, date of hire.

(5)	In addition, the Company pays legal fees to a law firm of which Dr. Johnson is a partner for his services as Senior Vice President and General Counsel. Such firm also provides additional legal services to the Company. See “Certain Transactions”.

(6)	Represents salary to May 30, 2004, the officer’s date of departure.

(7)	Represents salary to September 30, 2004, the officer’s date of departure.

Option/SAR Grants in Last Fiscal Year
					Potential Realizable
					Value at Assumed
					Annual Rates of Stock
					Price Appreciation for
	Individual Grants				Option Term (1)
	Number of	% of Total
	Securities	Options/
	Underlying	SARs Granted	Exercise
	Options/SAR	to Employees	or Base
	Granted (#)	in Fiscal	Price	Expiration
Name	(2)	Year	($/sh)	Date	5% ($)	10% ($)
James S. Burns	500,000	21.98%	2.14	06/15/2014	672,917	1,705,304
	100,000	4.40%	3.02	12/20/2014	189,926	481,310
Dane R. Saglio	50,000	2.20%	2.68	05/06/2014	84,272	213,561
	25,000	1.10%	3.02	12/20/2014	47,482	120,328
Carolyn Sidor	25,000	1.10%	1.44	09/01/2014	22,640	57,375
	50,000	2.20%	2.30	12/01/2014	72,323	183,280
	25,000	1.10%	3.02	12/20/2014	47,482	120,328
Neil J. Campbell	25,000	1.10%	2.68	05/31/2005	3,350	6,700

(1)	Calculated by multiplying the exercise price by the annual appreciation rate shown (as prescribed by SEC rules and compounded for the term of the options), subtracting the exercise price per share and multiplying the gain per share by the number of shares covered by the options. These amounts are not intended to forecast possible future appreciation, if any, of the price of our shares. The actual value realized upon exercise of the options to purchase our shares will depend on the fair market value of our shares on the date of exercise.

(2)	The options listed were granted under our 2001 Plan. 25% of such options were exercisable on the date of grant. 25% of the balance become exercisable on each anniversary date of the grant over the next three years. In the event of certain transactions, including those that may result in a change in control, as defined under the Company’s stock plans, unvested installments of options to purchase our shares may become immediately exercisable.

The following table sets forth information concerning all option holdings for the fiscal year ended December 31, 2004 for each of the named executive officers.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values
	Number of Securities		Value of Unexercised
	Underlying Options/SARs at		In-the-Money Options/SARs
	Fiscal Year-End (#)		at Fiscal Year-End ($) (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
James S. Burns	150,000	450,000	143,000	429,000
Dane R. Saglio	113,350	97,350	99,250	62,250
Carolyn Sidor	130,866	101,117	106,987	91,239
James D. Johnson Ph.D., J.D.	365,250	30,000	215,000	0
Neil J. Campbell	455,000	0	439,750	0
Udo Klein	50,000	0	0	0

(1)	Calculated by multiplying the number of unexercised options outstanding at December 31, 2004 by the difference between the fair market value of our shares at December 31, 2004 ($3.32) and the option exercise price.

Compensation of Directors

     Upon joining the Board of Directors, each new non-employee director is granted an option, vesting over three years, to purchase 50,000 shares of Common Stock. Continuing directors receive an option to purchase 30,000 shares of Common Stock as of the date of the annual meeting of stockholders, 25% of which is exercisable immediately and 25% of which become exercisable each year over the next three years. Chairpersons of Board committees receive an option to purchase an additional 5,000 shares of Common Stock as of the date of the annual meeting, 25% of which is exercisable immediately and 25% of which become exercisable each year over the next three years. Non-employee directors also receive an annual retainer fee of $25,000 that is payable solely in restricted stock or restricted stock units.

     Pursuant to a Board Service Agreement between the Company’s Chairman, Michael Tarnow, and the Company dated February 5, 2003, Mr. Tarnow is paid $5,000 per month for his services as Chairman. He also received an option to purchase 250,000 shares of Common Stock, 25% of which were exercisable immediately and 25% of which become exercisable each year over the next three years. Mr. Tarnow is also reimbursed for expenses in connection with his service as Chairman, including travel to and from Board meetings, and participates in all other Board compensation programs, including the receipt of the annual option grants granted to all directors of the Company. See also “Certain Transactions.”

     Since Mr. Brook’s retirement as our Vice President of Legal Affairs as of August 2001, he served as our consultant through November 2004. He received $152,250 for these services in 2004.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

     On June 15, 2004, the Company entered into an employment agreement with James S. Burns, its President and Chief Executive Officer. The term of the employment agreement is for three years, subject to automatic one-year extensions unless either party gives at least sixty days prior written notice not to extend.

     The Agreement provides for an annualized minimum base salary of $360,000, with incentive compensation targeted at 40% of base salary. The base salary will be reviewed at least annually in accordance with the Company’s customary practices for executives. In addition, the Company granted Mr. Burns stock options covering 500,000 shares, vested as to 25% on the date of grant and vesting in 25% annual cumulative installments thereafter.

     During the first eighteen months of the term of the agreement, if the Company terminates Mr. Burns “without cause”, Mr. Burns will receive a severance benefit equal to 18 months of salary, payable in accordance with the Company’s customary pay practices, a pro-rata portion of any incentive compensation he would have been entitled to for that year, and continued insurance coverage for up to 12 months. After the first 18 months of the Agreement, if the Company terminates Mr. Burns “without cause” or fails to extend the employment agreement, Mr. Burns will be entitled to the same severance benefits except that he will be entitled to a base salary equal to 12 months instead of 18 months. In addition, if Mr. Burns is terminated without cause anytime after the first year of the term of the agreement, all of his unexpired and unvested stock options will become vested on the effective date of such termination. Mr. Burns also may resign at any time for “good reason,” as defined in the employment agreement, by providing at least sixty days prior written notice. Resignation for “good reason” will be deemed a termination without cause. In addition, if Mr. Burns’ employment is terminated upon disability or death, Mr. Burns or his estate will be entitled to receive a payment equal to 12 months salary plus a pro-rated amount of any incentive compensation he would have been entitled to for that year.

     The employment agreement imposes non-compete and confidentiality obligations on Mr. Burns following termination of employment.

     On July 1, 2004, the Company entered into an employment agreement with Dane Saglio, its Chief Financial Officer. The term of the employment agreement is for one year, and the agreement may be renewed for successive one-year periods upon mutual agreement by both parties.

     The Agreement provides for an annualized minimum base salary of $200,000. The base salary will be reviewed at least annually in accordance with the Company’s customary practices for executives. Mr. Saglio is also entitled to incentive compensation as determined by the Company’s Board of Directors or a committee thereof.

     If the Company terminates Mr. Saglio “without cause”, Mr. Saglio will receive a severance benefit equal to 12 months of salary, payable in accordance with the Company’s customary pay practices, a pro-rata portion of any incentive compensation he would have been entitled to for that year, and continued insurance coverage for up to 12 months. In addition, if Mr. Saglio is terminated without cause, all of his unexpired and unvested stock options will become vested on the effective date of such termination. Mr. Saglio also may resign at any time for “good reason,” as defined in the employment agreement, by providing at least sixty days prior written notice. Resignation for “good reason” will be deemed a termination without cause. In addition, if Mr. Saglio’s employment is terminated upon disability or death, Mr. Saglio or his estate will be entitled to receive a payment equal to 12 months salary plus a pro-rated amount of any incentive compensation he would have been entitled to for that year.

     The employment agreement imposes non-compete and confidentiality obligations on Mr. Saglio following termination of employment.

     On December 1, 2004, the Company entered into an employment agreement with Dr. Carolyn F. Sidor, its Vice President and Chief Medical Officer. The term of the employment agreement is for one year, subject to automatic one-year extensions unless either party gives at least sixty days prior written notice not to extend.

     The Agreement provides for an annualized minimum base salary of $240,000, with incentive compensation targeted at 25% of base salary. The base salary will be reviewed at least annually in accordance with the Company’s customary practices for executives. In addition, the Company granted Dr. Sidor stock options covering 50,000 shares, vested as to 25% on the date of grant and vesting in 25% annual cumulative installments thereafter.

     During the first year of the term of the agreement, if the Company terminates Dr. Sidor “without cause” or fails to extend the employment agreement, Dr. Sidor will receive a severance benefit equal to 12 months of salary, payable in accordance with the Company’s customary pay practices, a pro-rata portion of any incentive compensation she would have been entitled to for that year, and continued insurance coverage for up to six months. After the first year of the agreement, if the Company terminates Dr. Sidor “without cause” or fails to extend the employment agreement, Dr. Sidor will be entitled to the same severance benefits except that she will be entitled to a base salary equal to six months instead of 12 months. Dr. Sidor also may resign at any time for “good reason,” as defined in the employment agreement, by providing at least sixty days prior written notice. Resignation for “good reason” will be deemed a termination without cause. In addition, if Dr. Sidor’s employment is terminated upon disability or death, Dr. Sidor or her estate will be entitled to receive a payment equal to six months salary plus a pro-rated amount of any incentive compensation she would have been entitled to for that year.

     The employment agreement imposes non-compete and confidentiality obligations on Dr. Sidor following termination of employment.

     In the event of certain transactions, including those that may result in a change in control, as defined under our Incentive Stock Option Plans, unvested installments of options to purchase our shares may become immediately exercisable.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth, as of April 30, 2005, certain information concerning stock ownership of all persons known by us to own beneficially more than 5% of our Common Stock, $.01 par value per share, as well as each director or director nominee, each executive officer named under “Executive Compensation and Other Matters” and all of our directors and executive officers as a group.

Name of Beneficial	Amount and Nature of
Owner (1)	Beneficial Ownership (1)		Percentage of Class
Michael M. Tarnow	274,127	(2)	*
Donald S. Brooks	364,628	(2)	*
James S. Burns	340,000	(2)	*
Dwight L. Bush	58,627	(2)	*
Neil J. Campbell	455,000	(2)	*
Ronald Cape	68,627	(2)	*
Jennie C. Hunter-Cevera, Ph.D.	128,627	(2)	*
James D. Johnson Ph.D., J.D.	449,918	(2)	*
Udo Klein, Ph.D.	50,000	(2)	*
Peter S. Knight	169,877	(2)	*
Mark C. M. Randall	220,054	(2)	*
Dane R. Saglio	149,400	(2)	*
Carolyn F. Sidor	135,487	(2)
All executive officers and directors as a group (13) persons)	2,949,196	(2)	5.79%
More Than 5% Beneficial Owners Celgene Corporation 7 Powder Horn Drive Warren, N.J. 07059	23,750,000	(3)	35.68%

*	Less than 1%

(1)	Beneficial ownership is defined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally means the power to vote and/or to dispose of the securities regardless of any economic interest therein.

(2)	Includes shares issuable upon exercise of options and warrants which are exercisable within 60 days in the following amounts: Mr. Tarnow, 255,000; Mr. Brooks, 223,501; Mr. Burns, 275,000; Mr. Bush, 42,500, Mr. Campbell, 455,000, Dr. Cape, 52,500; Dr. Hunter-Cevera, 112,500; Dr. Johnson, 365,250; Dr. Klein, 50,000, Mr. Knight, 153,750; Mr. Randall, 226,751; Mr. Saglio, 147,100; Dr. Sidor, 135,487; and all officers and directors as a group; 2,494,339.

(3)	Includes 3,350,000 shares of the Company’s Series A convertible preferred stock convertible into 16,750,000 shares of common stock.

Options under Employee Benefit Plans

The following table discloses certain information about the options issued and available for issuance under all outstanding Company option plans, as of December 31, 2004.

	(a)	(b)	(c)
Number of
	Number of		securities
	securities to be		remaining available
	issued upon	Weighted-average	for future issuance
	exercise of	exercise price of	under equity
	outstanding	outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
Plan category	and rights	and rights	reflecting in column (a))
Equity compensation plans approved by security holders	7,913,753	$9.68	913,277
Equity compensation plans not approved by security holders	147,295	$4.20	0
Total	8,061,048	$9.58	913,277

     Warrants issued under the unauthorized plans represent compensation for consulting services rendered by the holders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     James D. Johnson, our Senior Vice President, is a partner at Kilpatrick, Stockton, which provides certain patent prosecution and certain other legal services to us. We paid approximately $947,000 to Kilpatrick, Stockton for these services in 2004. This amount represents less than 5% of Kilpatrick, Stockton’s total revenues for 2004.

     In addition, during 2004 the Company received financial advisory services from Ferghana Partners, Inc., a provider of corporate financial advice to firms in the Life Sciences field. The Company’s chairman also serves as non-executive chairman of Ferghana Partners, Inc. The Company’s chairman and CEO both hold a de minimis ownership interest in Ferghana Partners, Inc. The Company paid approximately $168,000 in fees to Ferghana Partners, Inc. in 2004. This amount represents less than 5% of Ferghana Partners’ total revenues for 2004.

Item 14.	Principal Accounting Fees and Services

     The following information discloses the fees we paid to our auditors during fiscal years 2004 and 2003.

Audit Fees

     The Company incurred from Ernst & Young audit fees of $172,000 in fiscal 2004 and $119,000 in fiscal 2003 for audit fees, covering professional services rendered for (1) the audit of the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and 2002 and (2) the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q for the first three quarters of 2004 and 2003.

Audit-Related Fees

     The Company incurred from Ernst & Young audit-related fees of $25,000 in fiscal 2004 and $10,000 in fiscal 2003, for services that are traditionally performed by the independent accountants, such as employee benefit plan audits, accounting consultations and consultations concerning financial accounting and reporting standards.

Tax Fees

     The Company incurred from Ernst & Young tax fees of $14,500 in fiscal 2004 and $13,500 in fiscal 2003, for tax compliance services, including preparation of tax returns.

All Other Fees

     The Company incurred from Ernst & Young compliance fees of $128,000 in fiscal 2004 for fees related to the auditor’s review of the internal control over financial reporting, including their attestation report. The Company did not incur fees from Ernst & Young for any other services in fiscal 2003.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(3)	Exhibits

31.1	Rule 13a-14(a) Certification by President and CEO
31.2	Rule 13a-14(a) Certification by Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTREMED, INC.
Date: May 9, 2005	By:	/s/ Dane R. Saglio
Dane R. Saglio
Chief Financial Officer