Form 10-Q
period 2005-03-31
ENTREMED INC
filed 2005-05-10
CIK 895051

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20459

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☐   No ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at May 3, 2005

Common Stock $.01 Par Value	49,819,284

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EntreMed, Inc.
Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,068,790	$20,425,495
Short-term investments	22,521,099	14,114,021
Accounts receivable	313,314	3,250,783
Interest receivable	129,191	85,089
Prepaid expenses and other	259,722	367,222

Total current assets	44,292,116	38,242,610

Property and equipment, net	1,026,719	1,150,087
Other assets	15,306	11,305

Total assets	$45,334,141	$39,404,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,294,952	$1,550,413
Payable to related parties	1,777,000	200,321
Accrued liabilities	532,235	1,416,444
Current portion of deferred revenue	167,118	95,496

Total current liabilities	4,771,305	3,262,674

Deferred revenue, less current portion	—	95,496
Deferred rent	319,293	324,106

Minority interest	16,982	16,972

Stockholders’ equity:

Convertible preferred stock, $1.00 par and $1.50 liquidation value:
5,000,000 shares authorized, 3,350,000 issued and outstanding at March 31, 2005 and December 31, 2004, respectively	3,350,000	3,350,000
Common stock, $.01 par value:
90,000,000 shares authorized, 50,694,283 and 43,628,173 shares issued and outstanding at March 31, 2005 and December 31, 2004, Respectively	506,943	436,282
Additional paid-in capital	295,294,901	285,387,288
Treasury stock, at cost: 874,999 shares held at March 31, 2005 and December 31, 2004, respectively	(8,034,244)	(8,034,244)
Accumulated deficit	(250,891,039)	(245,434,572)

Total stockholders’ equity	40,226,561	35,704,754

Total liabilities and stockholders’ equity	$45,334,141	$39,404,002

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Revenues:
Licensing	$23,874	$96,602
Royalties	1,375	1,365

	25,249	97,967

Costs and expenses:
Research and development	4,379,356	3,056,970
General and administrative	1,260,822	2,092,939

	5,640,178	5,149,909

Investment income	158,461	84,594

Net loss	$(5,456,468)	$(4,967,348)

Dividends on Series A convertible preferred stock	(251,250)	(251,250)

Net loss attributable to common shareholders	$(5,707,718)	$(5,218,598)

Net loss per share (basic and diluted)	$(0.13)	$(0.14)

Weighted average number of common shares outstanding (basic and diluted)	43,345,118	36,973,012

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	THREE MONTH PERIOD ENDED
	MARCH 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,456,468)	$(4,967,348)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	127,825	248,817
Minority interest	10	(43)
Changes in operating assets and liabilities:
Accounts receivable	2,937,469	276,193
Interest receivable	(44,102)	195,309
Prepaid expenses and other	103,500	179,807
Deferred rent	(4,813)	1,893
Accounts payable	744,539	(2,227,215)
Payable to related parties	1,576,679	—
Accrued liabilities	(884,209)	(158,074)
Deferred revenue	(23,874)	301,398

Net cash used in operating activities	(923,444)	(6,149,263)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short term investments	(8,407,078)	(2,270,348)
Purchases of furniture and equipment	(4,457)	(93,377)

Net cash used in investing activities	(8,411,535)	(2,363,725)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	9,978,274	—

Net cash provided by financing activities	9,978,274	—

Net increase (decrease) in cash and cash equivalents	643,295	(8,512,988)
Cash and cash equivalents at beginning of period	20,425,495	34,811,847

Cash and cash equivalents at end of period	$21,068,790	$26,298,859

See accompanying notes.

ENTREMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005 (unaudited)

1. Basis of Presentation

          Our accompanying 2005 unaudited consolidated financial information includes the accounts of our controlled subsidiary, Cytokine Sciences, Inc. All intercompany balances and transactions have been eliminated in consolidation.

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to our audited consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2004 .

2. Recent Accounting Standards

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

          In April 2005, the SEC announced that it would provide for a phased-in implementation process for FASB Statement No. 123(R); therefore, the Company currently expects to adopt SFAS 123R in the quarter ended March 31, 2006, using the modified prospective method, although the Company continues to review its options for adoption under this new pronouncement. The adoption of Statement 123R is expected to have a material impact on the Company’s results of operations.

3. Short-Term Investments

          Short-term investments consist primarily of corporate debt securities, all of which mature within one year. The Company has classified these investments as available for sale. Such securities are carried at aggregate cost which approximates market. The cost of securities sold is calculated using the specific identification method. Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity. There were no unrealized gains or losses as of March 31, 2005. Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations. Short-term investments are principally uninsured and subject to normal credit risk.

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

Disclosures regarding alternative fair values of measurement and recognition methods prescribed by Statement of Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure and Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) are presented in the table below.

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based compensation:

	Three months ended March 31,
	2005	2004

Actual net loss	$(5,456,468)	$(4,967,348)
Deduct: Stock-based employee compensation expense if SFAS No 123 had been applied to all awards	(692,891)	(1,295,913)
Add: Stock-based employee compensation included in reported net loss	—	—

Proforma net loss	$(6,149,359)	$(6,263,261)

Dividend on Series A convertible preferred stock	(251,250)	(251,250)

Proforma net loss per share available to common shareholders	$(6,400,609)	$(6,514,511)

Basic and diluted – as reported	$(0.13)	$(0.14)
Basic and diluted – pro forma	$(0.15)	$(0.18)

          The effect of applying SFAS No. 123 on a pro forma net loss as stated above is not necessarily representative of the effect on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional options to be granted in future years.

5. License Agreements

          In March 2005, we entered into an exclusive worldwide license agreement with Celgene Corporation for the development and commercialization of Celgene’s small molecule tubulin inhibitor compounds for the treatment of cancer. Under the terms of the agreement, Celgene received an upfront licensing fee and may receive additional payments upon successful completion of certain clinical, regulatory and sales milestones. EntreMed will assume responsibility for preclinical and clinical development of the tubulin inhibitors for oncology applications. Tubulin inhibitors comprise a broad family of compounds that bind to tubulin and disrupt microtubules, resulting in programmed cell death (apoptosis). In in vitro and in vivo studies, Celgene’s tubulin inhibitors have been shown to inhibit tumor cell proliferation in a dose-dependent manner and, in in vitro studies, to inhibit angiogenesis. Celgene’s tubulin inhibitors are covered by issued and pending patents. We believe that tubulin inhibition and angiogenesis inhibition are two of the principal mechanisms by which our lead product candidate, 2-methoxyestradiol or 2ME2, exerts its anticancer effects. The Celgene tubulin inhibitor compounds provide an opportunity for us to expand our pipeline of dual-mechanism anticancer drugs. The upfront license fee of $1,000,000 was recorded as a component of research and development expense in the Consolidated Statement of Operations for the three months ended March 31, 2005.

6. Related Party Transactions

          The Company receives legal services from a law firm with which one of the Company’s officers is associated. During the three months ended March 31, 2005 these services totaled $238,000, the majority of the costs representing patent work and related diligence, which is reflected as research and development expense. During the three months ended March 31, 2005 we entered into a licensing agreement with Celgene Corporation, our largest shareholder. Pursuant to our license of Celgene’s tubulin inhibitor program, our research and development expenses for the quarter reflect a $1 million upfront licensing fee, which was paid to Celgene in April 2005. Our first quarter research and development expenses also reflect a $200,000 success fee relating to the licensing transaction. The fee is payable to Ferghana Partners, Inc., a provider of corporate financial advice to firms in the Life Sciences field. The Company’s chairman also serves as non-executive chairman of Ferghana Partners, Inc. The Company’s chairman and CEO both hold a de minimis ownership interest in Ferghana Partners, Inc. Additionally, pursuant to the exercise of warrants purchased in 2002 by Celgene, we received gross proceeds of $10,500,000 and incurred a success fee payable to Ferghana Partners, Inc. in the amount of $525,000. This fee results from a 2002 agreement under which we made payments to Ferghana relating to Celgene’s purchase of Preferred Stock and our Thalidomide Analog program in December 2002. The fee was recorded as an offset against gross equity transaction proceeds and, as such, is not reflected as expense in the current period. At March 31, 2005 amounts payable to these parties are reflected on our balance sheet as payable to related parties in the amount of $1,777,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

          EntreMed, Inc. (“EntreMed” or “the Company”) (Nasdaq: EMND) is a clinical-stage pharmaceutical company focused on developing the next generation of multi-mechanism oncology and antiinflammatory drugs that target disease cells directly and the blood vessels that nourish them. We are focused on developing drugs that are safe and convenient, and provide the potential for improved patient outcomes. Panzem® (2-methoxyestradiol or 2ME2), our lead drug candidate, is currently in clinical trials for cancer, as well as in preclinical development for non-oncology indications.

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

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

          The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Our critical accounting policies, including the items in our financial statements requiring significant estimates and judgments, are as follows:

-	Licensing Revenue – The Company has recognized licensing revenues resulting from the January 2002 five-year strategic alliance with Allergan, to develop and commercialize small molecule angiogenic inhibitors for treatment and prevention of diseases and conditions of the eye. The initial net fee has been amortized to revenue over the five-year license term. In April 2005, Allergan terminated the license in accordance with its terms, which will result in the acceleration of deferred revenue in the reporting period ending June 30, 2005. In February 2004 the Company transferred rights to the proteins, endostatin and angiostatin, in an agreement with Children’s Medical Center Corporation and Alchemgen Therapeutics. Under the agreement, Alchemgen received rights to market endostatin and angiostatin in Asia. In exchange, the Company receives upfront and future cash payments and royalties. The upfront cash payment was fully amortized in 2004, as the Company had completed its obligations to transfer data and material. Future cash payments received under this agreement, if any, will be recorded as revenue when received, and/or when collectibility is reasonably assured.

-	Research and Development – Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development costs are expensed as incurred.

-	Stock-Based Compensation – We have stock option plans under which options to purchase shares of our common stock may be granted to employees, consultants and directors at a price no less than the fair market value on the date of grant. We account for our stock-based compensation in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the option and is recognized ratably over the vesting period of the option. Because our options must be granted at fair market value, we recognize no compensation expense in accordance with APB No. 25. If we were to adopt SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), we would recognize compensation expense based upon the fair value at the grant date for awards under the plans using the fair value method. The Company currently expects to adopt SFAS No. 123R in the quarter ended March 31, 2006, using the modified prospective method, although the Company continues to review its options for adoption under this new pronouncement. We expense equity instruments issued to nonemployees in accordance with SFAS No. 123 and EITF 96-18, Accounting for Equity Instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2005 and March 31, 2004.

          - Revenues. Revenues decreased to $25,000 in the three month period ending March 31, 2005 compared to $98,000 in the corresponding 2004 period. Licensing revenues during the quarter ended March 31, 2005 decreased to $24,000 from $97,000 in the corresponding 2004 period. This decrease results from the absence of licensing revenues from the February 2004 agreement with Alchemgen. The upfront cash payment was fully amortized in 2004, as the Company had completed its obligations to transfer data and material. Future cash payments received under this agreement, if any, will be recorded as revenue when received and/or when collectibility is reasonably assured. Effective during April 2005, Allergan terminated our January 2002 license agreement granting Allergan the right to develop and commercialize the local delivery of our small molecule angiogenic inhibitors for treatment and prevention of diseases and conditions of the eye. As a result, we will recognize the deferred portion of the upfront licensing fee of approximately $167,000 in the reporting period ending June 30, 2005. As previously reported, we did not control Allergan’s development program or the receipt of milestone payments under it. We do not believe that the termination of this license will have a material effect on our business or strategies. At a future date, we may seek other licensees to develop local or systemic treatments using our small molecule angiogenesis inhibitors for ophthalmic indications, based on prior preclinical data and our continuing understanding of the mechanisms-of-action for these drug candidates. At the present time, however, we intend to focus our resources on the cancer and anti-inflammatory indications for our angiogenesis inhibitors.

          - Research and Development Expenses. From inception through March 31, 2005, we have incurred research and development expenses of $225,534,000. At March 31, 2005, accumulated direct project expenses for Panzem®, our lead drug candidate, totaled $29,080,000. Reflected in our R&D expenses totaling $4,379,000 for the three-month period ended March 31, 2005 are direct project expenses for Panzem® of $1,380,000 and $810,000 related to our 2ME2 analog program. Research and development expenses for the corresponding 2004 period were $3,057,000, which included $1,209,000 direct project expenses for Panzem® and $306,000 related to the Endostatin and Angiostatin compounds, programs that have been discontinued. Our 2005 R&D expenses for the period ended March 31, 2005 also include a $1,000,000 upfront fee pursuant to the March 2005 license of Celgene’s small molecule tubulin inhibitor compounds for the treatment of cancer.

          The balance of our R&D expenditures includes facilities costs and other departmental overhead, and expenditures related to the advancement of our pre-clinical pipeline. Those costs totaled $1,189,000 and $1,542,000 for the three-month period ended March 31, 2005 and 2004, respectively.

          The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. As of March 31, 2005, our proprietary product candidate, Panzem®, is in Phase I and Phase II clinical trials. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

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

          Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development expenses increased to $4,379,000 in the quarter ended March 31, 2004 from $3,057,000 for the corresponding period in 2003. The increase in 2005 reflects continuing preclinical costs and the January 2005 initiation of two Phase Ib clinical trials for reformulated Panzem®NCD. The 2005 amount also includes increased costs associated with further development of various drug candidates, including analogs of 2ME2 and a $1 million upfront fee associated with the license of Celgene’s small molecule tubulin inhibitor compounds for the treatment of cancer. The overall increase in R&D expenses during the quarter ended March 31, 2005 was specifically impacted by the following:

-	Outside Services – We utilize outsourcing to conduct our product development activities. Larger-scale small molecule synthesis, in vivo testing and data analysis are examples of the services that we outsource. In the three-month period ending March 31, 2005, we expended $482,000 on these activities versus $365,000 in the same 2004 period. The increase results from continued preclinical work on our 2ME2 analog program and our other preclinical pipeline programs.

-	Collaborative Research Agreements – We made payments to our collaborators of $105,000 and $265,000 for the three months ended March 31, 2005 and 2004 respectively. Sponsored research payments to academic collaborators include payments to Children’s Hospital, Boston of $75,000 in 2005 and 2004. Our collaborative efforts are primarily directed towards further exploration of Panzem® mechanism-of-action (MOA) and non-oncology applications.

-	Clinical Trial Costs – Clinical costs decreased to $201,000 in the three months ended March 31, 2005, from $454,000 in the three-month period ending March 31, 2004. The 2005 amount reflects the initiation of two Phase Ib clinical trials for reformulated Panzem®NCD. The prior year amount resulted from a Phase Ia clinical trial to test various dosing approaches for reformulated Panzem® conducted in the first quarter of 2004. Costs of such trials include the clinical site fees, monitoring costs and data management costs. In addition, we contribute Panzem® clinical material in tablet form under our Collaborative Research and Development Agreement (CRADA) to the NCI, which is conducting trials collaboratively with EntreMed.

-	Contract Manufacturing Costs – The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill finish services, and product release costs. Contract manufacturing costs for the three months ended March 31 increased to $879,000 in 2005 from $295,000 in 2004. The increase reflects the scale-up of manufacturing of the 2ME2 analog, ENMD-1198, for pre-IND tox studies and the purchase of additional bulk 2ME2 to support future Panzem®NCD trials.

          Also included in our 2005 research and development expenses is an upfront payment of $1,000,000 to Celgene Corporation for the license of tubulin inhibitor compounds. In connection with this license agreement, we paid a $200,000 success fee to Ferghana Partners, Inc.

          Also reflected in our 2005 research and development expenses are personnel costs of $751,000, patent costs of $121,000 and facility and related expenses of $336,000. In the corresponding 2004 period, these expenses totaled $819,000, $112,000 and $382,000, respectively.

          General and Administrative Expenses. General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.

          General and administrative expenses decreased to $1,260,000 in the three-month period ended March 31, 2005 from $2,093,000 in the corresponding 2004 period. The 2005 decrease is primarily due to reduced professional fees, personnel costs and insurance expense. Included in our 2004 G&A expenses were the costs of settling certain disputes and severance and relocation costs associated with management changes.

          Investment income. Investment income increased by 86% in the period ending March 31, 2005 to $158,000 from $85,000 in the corresponding 2004 period as a result of higher yields on higher invested balances in interest bearing cash accounts and investments during the 2005 period.

          Dividends on Series A convertible preferred stock. The Consolidated Statement of Operations for the periods ended March 31, 2005 and 2004 reflect a dividend of $251,250 relating to Series A Convertible Preferred Stock held by Celgene pursuant to a Securities Purchase Agreement dated December 31, 2002. The holders of Series A Preferred Stock will accumulate dividends at a rate of 6% and will participate in dividends declared and paid on the common stock, if any. All accumulated dividends must be paid before any dividends may be declared or paid on the Common Stock. The Company has no plans to pay any dividends in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

          To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses for 2005 and the foreseeable future before we commercialize any products. In addition, under the terms of the license agreement for 2ME2 and our recent license of Celgene’s tubulin inhibitor program, we must be diligent in bringing potential products to market and may be required to make future milestone payments. If we fail to comply with the milestones or fail to make any required sponsored research or milestone payment, we could face the termination of the relevant sponsored research or license agreements.

          At March 31, 2005, we had cash and short term investments of approximately $43,590,000 with working capital of approximately $39,592,000. These balances reflect Celgene Corporation’s March 2005 purchase of 7,000,000 shares of common stock through the exercise of warrants acquired in December 2002. As a result of the warrant exercise, we received gross proceeds of $10,500,000 and paid Ferghana Partners, Inc. a fee of $525,000, pursuant to a prior agreement in connection with the sale of warrants to Celgene in December 2002.

          We invest our capital resources with the primary objective of capital preservation. As a result of trends in interest rates in 2005, we have invested in some securities with maturity dates of more than 90 days to enhance our investment yields. As such, some of our invested balances are classified as short-term investments rather than cash equivalents in our consolidated financial statements at March 31, 2005.

          To accomplish our business plans, we will be required to continue to conduct substantial development activities for all of our proposed products. Under our current operating plans, results of operations are expected to reflect a net loss of approximately $20,000,000 in 2005. We expect that the majority of our 2005 revenues will be from royalties on the sale of Thalomid®. As a result of the satisfaction of certain provisions of a purchase agreement dated June 14, 2001 by and between Bioventure Investments kft (“Bioventure”) and the Company, beginning in 2005 we are entitled to share in the royalty payments received by Royalty Pharma Finance Trust, successor to Bioventure, on annual Thalomid® sales above a certain threshold. Based on the licensing agreement royalty formula, annual royalty sharing commences with Thalomid® annual sales of approximately $235 million. Pursuant to public guidance provided by Celgene for Thalomid® sales in 2005, we expect to record royalty sharing revenues in excess of $4.0 million in 2005. Under our licensing agreement with Oxford Biomedica, PLC and Oxford Biomedica (UK) Limited Oxford, we are entitled to receive payments upon the achievement of certain milestones. We do not control the drug development efforts of Oxford and have no control over when or whether such milestones will be reached. We do not believe that we will receive any such milestone payments under these agreements in 2005.

          Based on our assessment of our current capital resources coupled with anticipated inflows, in the absence of additional financing, we believe that we will have adequate resources to fund operations into 2007. Our estimate may change, however, based on our decisions with respect to future clinical trials related to Panzem®, the timing of receipt of milestone payments, developments in our business including the acquisition of additional intellectual property, other investments in new or complimentary technology, and our success in executing our current business plan.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of March 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

          The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of the end of the first quarter of 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic SEC filings for the Company (including its consolidated subsidiary).

          There was no change in internal control over financial reporting that occurred during the first quarter of 2005 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5. OTHER INFORMATION

          Not applicable

ITEM 6. EXHIBITS

          Exhibits

10.25	License Agreement By and Between EntreMed, Inc. and Celgene Corporation effective March 23, 2005*

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Rule 13a-14(b) Certification by President and Chief Executive Officer

32.2	Rule 13a-14(b) Certification by Chief Financial Officer

* - Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been filed with the Commission pursuant to our application for confidential treatment.

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

ENTREMED, INC.
(Registrant)

Date: May 5, 2005	/s/ James S. Burns

James S. Burns
President and Chief Executive Officer

Date: May 5, 2005	/s/ Dane R. Saglio

Dane R. Saglio
Chief Financial Officer