Form 10-Q/A
period 2005-03-31
ENTREMED INC
filed 2005-05-24
CIK 895051

FORM 10-Q/A

(Amendment No. 1)

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20459

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___.

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

EXPLANATORY NOTE:

This Amendment No. 1 to the Form 10-Q for the quarterly period ended March 31, 2005 is being filed solely to correct an error on the cover page of the original Form 10-Q. As reflected on the cover page of this Amendment No. 1, the check-box should have been checked “YES” to indicate that the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days. We have made no further changes to the previously filed Form 10-Q.

PART II. OTHER INFORMATION

ITEM 6.EXHIBITS

Exhibits

31.1 Rule 13a-14(a) Certification of President and Chief Executive Officer

31.2 Rule 13a-14(a) Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTREMED, INC. (Registrant)
Date: May 24, 2005	/s/ Dane R. Saglio
Dane R. Saglio
Chief Financial Officer

4