Form 10-Q
period 2005-06-30
ENTREMED INC
filed 2005-08-09
CIK 895051

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20459
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2005
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☑ NO ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at August 08, 2005

Common Stock $.01 Par Value	49,820,244

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EntreMed, Inc.
Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,415,242	$20,425,495
Short-term investments	29,246,366	14,114,021
Accounts receivable	129,137	3,250,783
Interest receivable	70,033	85,089
Prepaid expenses and other	125,266	367,222

Total current assets	37,986,044	38,242,610

Property and equipment, net	1,035,577	1,150,087
Other assets	20,306	11,305

Total assets	$39,041,927	$39,404,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,910,267	$1,550,413
Payable to related parties	263,557	200,321
Accrued liabilities	688,389	1,416,444
Current portion of deferred revenue	—	95,496

Total current liabilities	2,862,213	3,262,674

Deferred revenue, less current portion	—	95,496
Deferred rent	309,920	324,106

Minority interest	17,014	16,972

Stockholders’ equity:

Convertible preferred stock, $1.00 par and $1.50 liquidation value:
5,000,000 shares authorized, 3,350,000 issued and outstanding at June 30, 2005 and December 31, 2004, respectively	3,350,000	3,350,000
Common stock, $.01 par value:
90,000,000 shares authorized, 50,695,243 and 43,628,173 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	506,953	436,282
Additional paid-in capital	295,221,321	285,387,288
Treasury stock, at cost: 874,999 shares held at June 30, 2005 and December 31, 2004, respectively	(8,034,244)	(8,034,244)
Accumulated deficit	(255,191,250)	(245,434,572)

Total stockholders’ equity	35,852,780	35,704,754

Total liabilities and stockholders’ equity	$39,041,927	$39,404,002

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues:
Licensing	$567,118	$132,966	$590,992	$229,568
Royalties	—	2,163	1,375	3,528
Other	12,343	4,251	12,343	4,251

	579,461	139,380	604,710	237,347

Costs and expenses:
Research and development	3,812,353	2,484,426	8,191,709	5,541,396
General and administrative	1,339,150	1,963,410	2,599,972	4,056,351

	5,151,503	4,447,836	10,791,681	9,597,747

Investment income	271,832	60,733	430,293	145,327

Net Loss	(4,300,210)	(4,247,723)	(9,756,678)	(9,215,073)

Dividends on Series A convertible preferred stock	(251,250)	(251,250)	(502,500)	(502,500)

Net loss attributable to common shareholders	$(4,551,460)	$(4,498,973)	$(10,259,178)	$(9,717,573)

Net loss per share (basic and diluted)	$(0.09)	$(0.12)	$(0.22)	$(0.26)

Weighted average number of common shares outstanding (basic and diluted)	49,819,569	36,985,476	46,324,989	36,979,244

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	SIX MONTH PERIOD ENDED
	JUNE 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,756,678)	$(9,215,073)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	251,474	448,158
Recognition of non-cash stock compensation	—	174,999
Gain on sale of asset	—	(500)
Minority interest	42	(89)
Changes in operating assets and liabilities:
Accounts receivable	3,121,646	322,507
Interest receivable	15,056	110,182
Prepaid expenses and other	232,955	358,083
Deferred rent	(14,186)	(641)
Accounts payable	359,854	(2,768,778)
Payable to related parties	63,236	—
Accrued liabilities	(728,055)	1,644
Deferred revenue	(190,992)	168,432

Net cash used in operating activities	(6,645,648)	(10,401,076)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short term investments	(15,132,345)	(10,722,842)
Purchases of property and equipment	(136,964)	(123,501)
Proceeds from sale of asset, net	—	500

Net cash used in investing activities	(15,269,309)	(10,845,843)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	9,904,704	—

Net cash provided by financing activities	9,904,704	—

Net decrease in cash and cash equivalents	(12,010,253)	(21,246,919)
Cash and cash equivalents at beginning of period	20,425,495	34,811,847

Cash and cash equivalents at end of period	$8,415,242	$13,564,928

See accompanying notes.

ENTREMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 (unaudited)
1. Basis of Presentation
     Our accompanying 2005 unaudited consolidated financial information includes the accounts of our controlled subsidiary, Cytokine Sciences, Inc. All intercompany balances and transactions have been eliminated in consolidation.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to our audited consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2004 .
2. Short-Term Investments
     Short-term investments consist primarily of corporate debt securities, all of which mature within one year. The Company has classified these investments as available for sale. Such securities are carried at aggregate cost which approximates market. The cost of securities sold is calculated using the specific identification method. Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity. There were no unrealized gains or losses as of June 30, 2005. Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations. Short-term investments are principally uninsured and subject to normal credit risk.
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
     In April 2005, the SEC announced that it would provide for a phased-in implementation process for SFAS 123R; therefore, the Company currently expects to adopt SFAS 123R in the quarter ended March 31, 2006, using the modified prospective method, although the Company continues to review its options for adoption under this new pronouncement. The impact of adopting SFAS 123R cannot be estimated at this time because it will depend on levels of share-based payments granted in the future. Disclosures regarding alternative fair values of measurement and recognition methods prescribed by Statement of Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure and Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) are presented in the table below.
     The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), to stock-based compensation:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Actual net loss	$(4,300,210)	$(4,247,725)	$(9,756,678)	$(9,215,073)
Deduct: Stock-based employee compensation expense if SFAS No.123 had been applied to all awards	(232,015)	(1,449,933)	(464,029)	(2,745,846)
Add: Stock-based employee compensation included in reported net loss	—	174,999	—	174,999

Proforma net loss	$(4,532,225)	$(5,522,659)	$(10,220,707)	$(11,785,920)

Dividend on Series A convertible preferred stock	(251,250)	(251,250)	(502,500)	(502,500)

Proforma net loss per share available to common shareholders	$(4,783,475)	$(5,773,909)	$(10,723,207)	$(12,288,420)

Net loss per share:
Basic and diluted — as reported	$(0.09)	$(0.12)	$(0.22)	$(0.26)
Basic and diluted — pro forma	$(0.10)	$(0.16)	$(0.23)	$(0.33)
     The effect of applying SFAS No. 123 on a pro forma net loss as stated above is not necessarily representative of the effect on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years.
4. License Agreement
     In March 2005, we entered into an exclusive worldwide license agreement with Celgene Corporation for the development and commercialization of Celgene’s small molecule tubulin inhibitor compounds for the treatment of cancer. Under the terms of the agreement, Celgene received an upfront licensing fee and may receive additional payments upon successful completion of certain clinical, regulatory and sales milestones. EntreMed will assume responsibility for preclinical and clinical development of the tubulin inhibitors for oncology applications. Tubulin inhibitors comprise a broad family of compounds that bind to tubulin and disrupt microtubules, resulting in programmed cell death (apoptosis). In in vitro and in vivo studies, Celgene’s tubulin inhibitors have been shown to inhibit tumor cell proliferation in a dose-dependent manner and, in in vitro studies, to inhibit angiogenesis. Celgene’s tubulin inhibitors are covered by issued and pending patents. We believe that tubulin inhibition and angiogenesis inhibition are two of the principal mechanisms by which our lead product candidate, 2-methoxyestradiol or 2ME2, exerts its anticancer effects. The Celgene tubulin inhibitor compounds provide an opportunity for us to expand our pipeline of dual-mechanism anticancer drugs. The upfront license fee of $1,000,000 was recorded as a component of research and development expense in the Consolidated Statement of Operations for the six months ended June 30, 2005.

5. Related Party Transactions
     The Company receives legal services from a law firm with which one of the Company’s officers is associated. During the six months ended June 30, 2005 these services totaled $629,000, the majority of the costs representing patent work and related diligence, which is reflected as research and development expense. During the first quarter of 2005 we entered into a licensing agreement with Celgene Corporation, our largest shareholder. Pursuant to our license of Celgene’s tubulin inhibitor program, our research and development expenses reflect a $1 million upfront licensing fee, which was recorded in the first quarter and paid to Celgene in April 2005. Our research and development expenses also reflect a $200,000 success fee, recorded in the first quarter, relating to the licensing transaction. The fee was paid to Ferghana Partners, Inc., a provider of corporate financial advice to firms in the Life Sciences field. The Company’s chairman also serves as non-executive chairman of Ferghana Partners, Inc. The Company’s chairman and CEO both hold a de minimis ownership interest in Ferghana Partners, Inc. Additionally, pursuant to the exercise of warrants purchased in 2002 by Celgene, we received gross proceeds of $10,500,000 and paid a success fee to Ferghana Partners, Inc. in the amount of $555,000. This fee, which was recorded in the first quarter of 2005, results from a 2002 agreement under which we made payments to Ferghana relating to Celgene’s purchase of Preferred Stock and our Thalidomide Analog program in December 2002. The fee was recorded as an offset against gross equity transaction proceeds and, as such, is not reflected as an expense. At June 30, 2005 amounts payable to these parties are reflected on our balance sheet as payable to related parties in the amount of $263,557.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
     EntreMed, Inc. (“EntreMed” or “the Company”) is a clinical-stage pharmaceutical company focused on developing the next generation of multi-mechanism oncology and antiinflammatory drugs that target disease cells directly and the blood vessels that nourish them. We are focused on developing drugs that are safe and convenient, and provide the potential for improved patient outcomes. Panzem® (2-methoxyestradiol or 2ME2), our lead drug candidate, is currently in clinical trials for cancer, as well as in preclinical development for non-oncology indications.
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

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES
     The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Our critical accounting policies, including the items in our financial statements requiring significant estimates and judgments, are as follows:
–	Licensing Revenue — The Company has recognized licensing revenues resulting from the January 2002 five-year strategic alliance with Allergan, to develop and commercialize small molecule angiogenic inhibitors for treatment and prevention of diseases and conditions of the eye. The initial net fee has been amortized to revenue over the five-year license term. In April 2005, Allergan terminated the license in accordance with its terms, which resulted in the acceleration of deferred revenue in the three-month period ended June 30, 2005. In February 2004 the Company transferred rights to the proteins, endostatin and angiostatin, in an agreement with Children’s Medical Center Corporation (“CMCC”) and Alchemgen Therapeutics. Under the agreement, Alchemgen received rights to market endostatin and angiostatin in Asia. In exchange, the Company receives upfront and potential future cash payments and royalties. The upfront licensing cash payment was fully amortized in 2004, as the Company had completed its obligations to transfer data and material. Due to rights negotiations between the licensee and CMCC, the second and final licensing cash payment in the amount of $400,000, originally due in April 2005, was not received. In May 2005 the Company received the payment and recorded it as revenue at that time. The Company is eligible to receive royalty payments under this agreement. The royalty payments, if any, will be recorded as revenue when received and/or when collectibility is reasonably assured.

–	Research and Development — Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development costs are expensed as incurred.

–	Stock-Based Compensation — We have stock option plans under which options to purchase shares of our common stock may be granted to employees, consultants and directors at a price no less than the fair market value on the date of grant. We account for our stock-based compensation in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the option and is recognized ratably over the vesting period of the option. Because our options must be granted at no less than fair market value, we recognize no compensation expense in accordance with APB No. 25. If we were to adopt SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), we would recognize compensation expense based upon the fair value at the grant date for awards under the plans using the fair value method. The Company currently expects to adopt SFAS No. 123R in the quarter ended March 31, 2006, using the modified prospective method, although the

Company continues to review its options for adoption under this new pronouncement. Please refer to footnote 3 for additional information. We expense equity instruments issued to nonemployees in accordance with EITF 96-18, Accounting for Equity Instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services.
RESULTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2005 and June 30, 2004.
     Revenues. Revenues increased to $579,000 in the three-month period ended June 30, 2005 compared to $139,000 in the corresponding 2004 period. For the six-month period ended June 30, 2005, revenues increased 155% to $605,000 from $237,000 for the 2004 six-month period. Licensing revenues during the six-month period ended June 30, 2005 increased to $591,000 from $230,000 in the corresponding 2004 period and increased to $567,000 during the three months ended June 30, 2005 from $133,000 in the corresponding 2004 period. The increases are attributable to the accelerated recognition of deferred licensing revenues from the January 2002 agreement with Allergan and the recognition of a $400,000 licensing payment from Alchemgen in May 2005. This amount was recorded as revenue when collectibility was deemed to be reasonably assured. Revenues recorded in 2004 reflect the amortization of the initial licensing fees received from Allergan and Alchemgen. We did not record any grant or subcontract revenues in the first six months of 2005 or 2004.
     Research and Development Expenses. From inception through June 30, 2005, we have incurred research and development expenses of $229,346,000. At June 30, 2005, accumulated direct project expenses for Panzem®, our lead drug candidate, totaled $30,475,000. Reflected in our R&D expenses totaling $8,192,000 for the six-month period ended June 30, 2005 are direct project expenses for Panzem® of $2,774,000 and $1,478,000 related to our 2ME2 analog program. Research and development expenses for the corresponding 2004 period were $5,541,000, which included $1,847,000 direct project expenses for Panzem® and $378,000 related to the Endostatin and Angiostatin compounds, programs that have been discontinued. Our 2005 R&D expenses for the six-month period ended June 30, 2005 also include a $1,000,000 upfront fee pursuant to the March 2005 license of Celgene’s small molecule tubulin inhibitor compounds for the treatment of cancer. For the three-month period ended June 30, 2005, research and development expenses totaled $3,812,000, an increase from $2,484,000 for the comparable 2004 period. Included in the 2005 three-month period are expenses related to Panzem ® of $1,394,000 versus $812,000 in 2004 and expenses related to our 2ME2 analog program of $667,000 versus $397,000 in 2004. The 2005 increases in our three and six-month periods ending June 30th also reflect the return of Panzem®NCD to clinical trials and the expenses in connection with preparing for filing an IND for our lead 2ME2 analog candidate, ENMD-1198.
     The balance of our R&D expenditures includes facilities costs and other departmental overhead, and expenditures related to the advancement of our pre-clinical pipeline. Those costs totaled $2,940,000 and $3,316,000 for the six-month period ended June 30, 2005 and 2004, respectively, and $1,751,000 and $1,275,000 for the three-month period ended June 30, 2005 and 2004, respectively.

     The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. As of June 30, 2005, our proprietary product candidate, Panzem ® , is in Phase I and Phase II clinical trials. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.
     We estimate that clinical trials of the type we generally conduct are typically completed over the following timelines:

ESTIMATED
COMPLETION
CLINICAL PHASE	PERIOD
Phase I	1 Year
Phase II	1—2 Years
Phase III	2—4 Years
     The duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during the clinical trial protocol, including, among others, the following:
–	the number of patients that ultimately participate in the trial;

–	the duration of patient follow-up that seems appropriate in view of the results;

–	the number of clinical sites included in the trials; and

–	the length of time required to enroll suitable patient subjects.
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
     Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development expenses increased to $8,192,000 in the six months ended June 30, 2005 from $5,541,000 for the corresponding period in 2004 and to $3,812,000 for the three months ended June 30, 2005 from $2,484,000 for the corresponding period in 2004. The increase in 2005 reflects continuing preclinical costs and the January 2005 initiation of two Phase Ib clinical trials for reformulated Panzem®NCD. The 2005 amount also includes increased costs associated with further development of various drug candidates, including analogs of 2ME2 and a $1 million upfront fee associated with the license of Celgene’s small molecule tubulin inhibitor compounds for the treatment of cancer. The overall increase in R&D expenses during the quarter and six months ended June 30, 2005 was specifically impacted by the following:
–	Outside Services — We utilize outsourcing to conduct our product development activities. Larger-scale small molecule synthesis, in vivo testing and data analysis are examples of the services that we outsource. In the three-month period ended June 30, 2005, we expended $655,000 on these activities versus $368,000 in the same 2004 period. For the six-month period ended June 30, 2005 outside services increased to $1,136,000 from $733,000 for the comparable 2004 period. The increase results from continued preclinical work on our 2ME2 analog program’s lead candidate ENMD-1198 and our other preclinical pipeline programs.

–	Collaborative Research Agreements— We made payments to our collaborators of $327,000 and $122,000 for the three months ended June 30, 2005 and 2004 respectively, and $432,000 and $387,000 for the six months ended June 30, 2005 and 2004, respectively. Sponsored research payments to academic collaborators include payments to Children’s Hospital, Boston of $150,000 in 2005 and in 2004. Our collaborative efforts are primarily directed towards further exploration of 2ME2 mechanism-of-action (MOA) and Panzem® non-oncology applications.
–	Clinical Trial Costs — Clinical trial costs increased to $285,000 in the three months ended June 30, 2005, from $164,000 in the three-month period ending June 30, 2004. Clinical trial costs for the six-month period ended June 30, 2005 decreased to $487,000 from $618,000 for the comparable 2004 period. The 2005 amount reflects the initiation of two Phase Ib clinical trials for reformulated Panzem®NCD. The prior year amount resulted from a Phase Ia clinical trial to test various dosing approaches for reformulated Panzem® conducted in the first and second quarters of 2004. Costs of such trials include the clinical site fees, monitoring costs and data management costs. In addition, we contribute Panzem® clinical material in tablet form under our Collaborative Research and Development Agreement (CRADA) to the NCI, which is conducting trials collaboratively with EntreMed.

–	Contract Manufacturing Costs — The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, and product release costs. Contract manufacturing costs for the three months ended June 30, 2005 increased to $758,000 from $265,000 during the same period in 2004. For the six-month period ended June 30, 2005 manufacturing costs increased to $1,636,000 from $560,000 for the comparable 2004 period. The increase reflects the scale-up of manufacturing of the 2ME2 analog, ENMD-1198, for pre-IND tox studies and the purchase of additional bulk 2ME2 to support future Panzem®NCD trials in addition to the preparation of clinical material to supply ongoing and future clinical trials for Panzem®NCD and ENMD-1198.
     Our 2005 research and development expenses for the six-month period ending June 30, 2005 also include an upfront payment of $1,000,000 to Celgene Corporation for the license of tubulin inhibitor compounds. In connection with this license agreement, we paid a $200,000 success fee to Ferghana Partners, Inc.
     Also reflected in our 2005 research and development expenses for the three-month period ended June 30, 2005 are personnel costs of $746,000, patent costs of $206,000 and facility and related expenses of $338,000. In the corresponding 2004 period, these expenses totaled $789,000, $110,000 and $351,000, respectively. For the six-month period ended June 30, 2005, personnel costs were $1,498,000, patent costs were $326,000 and facility and related expenses were $474,000. In the corresponding 2004 period, these expenses totaled $1,608,000, $222,000 and $458,000, respectively.
     General and Administrative Expenses. General and administrative expenses decreased to $1,339,000 in the three-month period ended June 30, 2004 from $1,963,000 in the corresponding 2004 period. For the six-month period, general and administrative expenses decreased in 2005 to $2,599,000 from $4,056,000 for the corresponding 2004 period. The 2005 decrease is a result of higher 2004 costs for professional services related to compliance with the Sarbanes-Oxley Act of

2002 and increased reporting and other obligations under Nasdaq and SEC rules, executive management changes and costs associated with settling certain disputes.
     Investment income. Investment income increased by 346% in the three-month period ended June 30, 2005 to $272,000 from $61,000 in the corresponding 2004 period and increased by 197% in the six-month period ended June 30, 2005 to $430,000 from $145,000 in the corresponding 2004 period as a result of higher yields on higher invested balances in interest bearing cash accounts and investments during the 2005 period.
     Dividends on Series A convertible preferred stock. The Consolidated Statement of Operations for the three and six-month periods ended June 30, 2005 and 2004 reflect a dividend of $251,250 and $502,500, respectively, relating to Series A Convertible Preferred Stock held by Celgene pursuant to a Securities Purchase Agreement dated December 31, 2002. The holders of Series A Preferred Stock will accumulate dividends at a rate of 6% and will participate in dividends declared and paid on our common stock, if any. All accumulated dividends must be paid before any dividends may be declared or paid on the common stock. The Company has no plans to pay any dividends in the foreseeable future.
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
     At June 30, 2005, we had cash and short term investments of approximately $37,662,000 with working capital of approximately $35,124,000.
     We invest our capital resources with the primary objective of capital preservation. As a result of trends in interest rates in 2005, we have invested in some securities with maturity dates of more than 90 days to enhance our investment yields. As such, some of our invested balances are classified as short-term investments rather than cash equivalents in our unaudited consolidated financial statements at June 30, 2005.
     To accomplish our business plans, we will be required to continue to conduct substantial development activities for all of our proposed products. Under our current operating plans, results of operations are expected to reflect a net loss of approximately $20,000,000 in 2005. We expect that the majority of our 2005 revenues will be from royalties on the sale of Thalomid®, which we expect to begin to recognize in the third quarter. As a result of the satisfaction of certain provisions of a purchase agreement dated June 14, 2001 by and between Bioventure Investments kft (“Bioventure”) and the Company, beginning in 2005 we are entitled to share in the royalty payments received by Royalty Pharma Finance Trust, successor to Bioventure, on annual Thalomid® sales above a certain threshold. Based on the licensing agreement royalty formula, annual royalty sharing commences with Thalomid® annual sales of approximately $235 million. Pursuant to public guidance provided by Celgene for Thalomid® sales in 2005, we expect to record royalty sharing revenues in excess of $4.0 million in 2005. Under our licensing agreement with Oxford Biomedica, PLC and Oxford Biomedica (UK) Limited Oxford, we are entitled to receive payments upon the achievement of certain milestones. We do not control the drug development efforts of Oxford, however, and have no control over when or whether such milestones will be reached. We do not believe that we will receive any such milestone payments under these agreements in 2005.
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
     To address our long-term capital needs we intend to continue to pursue strategic relationships that would provide resources for the further development of our product candidates. There can be no assurance, however, that these discussions will result in relationships or additional funding. In addition, we may continue to seek capital through the public or private sale of securities, if market conditions are favorable for doing so. If we are successful in raising additional funds through the issuance of equity securities, stockholders likely will experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of our common stock. There can be no assurance that we will be successful in seeking additional capital.
INFLATION AND INTEREST RATE CHANGES
     Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of June 30, 2005.
ITEM 4. CONTROLS AND PROCEDURES
     The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the second quarter of

2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that the Company (including its consolidated subsidiary) records, processes, summarizes and reports information it is required to disclose in its Exchange Act filings within the required time periods.
     There was no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2005 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.
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

ENTREMED, INC.
(Registrant)

Date: August 9, 2005	/s/ James S. Burns

James S. Burns
President and Chief Executive Officer

Date: August 9, 2005	/s/ Dane R. Saglio

Dane R. Saglio
Chief Financial Officer