Form 10-Q
period 2005-09-30
ENTREMED INC
filed 2005-11-09
CIK 895051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
YES ☑ NO ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at November 4, 2005

Common Stock $.01 Par Value	50,072,569

ENTREMED, INC.
Table of Contents
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements also may be included in other statements that we make. All statements that are not descriptions of historical facts are forward-looking statements. These statements can generally be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “may,” “will,” “should,” or “anticipates” or similar terminology. These forward-looking statements include, among others, statements regarding the timing of our clinical trials, our cash position and future expenses, and our future revenues.
Our forward-looking statements are based on information available to us today, and we will not update these statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date thereof, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to the early stage of our product candidates under development, operating losses and anticipated future losses; the value of our common stock; our need for additional capital; intense competition and rapid technological change in the biopharmaceutical industry; uncertainties relating to our patent and proprietary rights; uncertainties relating to clinical trials, estimated clinical trial commencement dates, government regulation and uncertainties of obtaining regulatory approval on a timely basis or at all. Additional information on the factors and risks that could affect our business, financial condition and results of operations, are contained in our filings with the U.S. Securities and Exchange Commission (SEC), which are available at www.sec.gov.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EntreMed, Inc.
Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,370,700	$20,425,495
Short-term investments	15,047,271	14,114,021
Accounts receivable	1,495,487	3,250,783
Interest receivable	69,368	85,089
Prepaid expenses and other	337,444	367,222

Total current assets	35,320,270	38,242,610

Property and equipment, net	949,635	1,150,087
Other assets	3,806	11,305

Total assets	$36,273,711	$39,404,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,302,496	$1,550,413
Payable to related parties	222,066	200,321
Accrued liabilities	837,517	1,416,444
Current portion of deferred revenue	—	95,496

Total current liabilities	4,362,079	3,262,674

Deferred rent	246,623	324,106
Deferred revenue, less current portion	—	95,496

Minority interest	17,069	16,972

Stockholders’ equity:

Convertible preferred stock, $1.00 par and $1.50 liquidation value:
5,000,000 shares authorized, 3,350,000 issued and outstanding at September 30, 2005 and December 31, 2004, respectively	3,350,000	3,350,000
Common stock, $.01 par value:
90,000,000 shares authorized, 50,947,568 and 43,628,173 shares issued and outstanding at September 30, 2005 and December 31,2004, respectively	509,476	436,282
Additional paid-in capital	295,393,787	285,387,288
Treasury stock, at cost: 874,999 shares held at September 30, 2005 and December 31, 2004, respectively	(8,034,244)	(8,034,244)
Accumulated deficit	(259,571,079)	(245,434,572)

Total stockholders’ equity	31,647,940	35,704,754

Total liabilities and stockholders’ equity	$36,273,711	$39,404,002

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Revenues:
Licensing	$—	$132,966	$590,992	$362,534
Royalties	1,249,600	1,441	1,250,975	4,969
Other	—	8,331	12,343	12,581

	1,249,600	142,738	1,854,310	380,084

Costs and expenses:
Research and development	4,128,756	2,553,494	12,320,465	8,094,890
General and administrative	1,786,868	1,337,922	4,386,840	5,394,273

	5,915,624	3,891,416	16,707,305	13,489,163

Investment income	284,195	75,495	714,488	220,821
Gain on sale of securities	—	520,000	—	520,000
Gain on sale of assets	2,000	6,335	2,000	6,335

Net Loss	(4,379,829)	(3,146,848)	(14,136,507)	(12,361,921)

Dividends on Series A convertible preferred stock	(251,250)	(251,250)	(753,750)	(753,750)

Net loss attributable to common shareholders	$(4,631,079)	$(3,398,098)	$(14,890,257)	$(13,115,671)

Net loss per share (basic and diluted)	$(0.09)	$(0.09)	$(0.35)	$(0.35)

Weighted average number of common shares outstanding (basic and diluted)	49,921,256	37,054,030	42,217,854	37,004,355

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	NINE MONTH PERIOD ENDED
	SEPTEMBER 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,136,507)	$(12,361,921)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	368,271	632,871
Recognition of non-cash stock compensation	174,424	174,999
Gain on sale of securities	—	(520,000)
Gain on sale of assets	—	(6,335)
Minority interest	96	(118)
Changes in operating assets and liabilities:
Accounts receivable	1,755,296	416,476
Interest receivable	15,721	232,219
Prepaid expenses and other	37,278	176,236
Deferred rent	(77,483)	(3,175)
Accounts payable	1,752,083	(2,866,139)
Payable to related parties	21,745	—
Accrued liabilities	(578,927)	105,496
Deferred revenue	(190,992)	35,466

Net cash used in operating activities	(10,858,995)	(13,983,925)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short term investments	(933,250)	(12,968,335)
Purchases of property and equipment	(167,819)	(143,947)
Proceeds from sale of securities	—	520,000
Proceeds from sale of asset, net	—	67,875

Net cash used in investing activities	(1,101,069)	(12,524,407)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	9,905,269	—

Net cash provided by financing activities	9,905,269	—

Net decrease in cash and cash equivalents	(2,054,795)	(26,508,332)
Cash and cash equivalents at beginning of period	20,425,495	34,811,847

Cash and cash equivalents at end of period	$18,370,700	$8,303,515

See accompanying notes.

ENTREMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 (unaudited)
1. Basis of Presentation
     Our accompanying 2005 unaudited consolidated financial information includes the accounts of our controlled subsidiary, Cytokine Sciences, Inc. All intercompany balances and transactions have been eliminated in consolidation.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to our audited consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2004.
2. Short-Term Investments
     Short-term investments consist primarily of corporate debt securities, all of which mature within one year. The Company has classified these investments as available for sale. Such securities are carried at aggregate cost which approximates market. The cost of securities sold is calculated using the specific identification method. Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity. There were no unrealized gains or losses as of September 30, 2005. Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations. Short-term investments are principally uninsured and subject to normal credit risk.
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
     In April 2005, the SEC announced that it would provide for a phased-in implementation process for SFAS 123R; therefore, the Company currently expects to adopt SFAS 123R in the quarter ended March 31, 2006, using the modified prospective method, although the Company continues to review its options for adoption under this new pronouncement. The Company estimates that the impact of adopting SFAS 123R will be in line with the 2005 amounts presented in the table below but could fluctuate depending on levels of share-based payments granted in the future. Disclosures regarding alternative fair values of measurement and recognition methods prescribed by Statement of Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure and Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) are presented in the table below.

     The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), to stock-based compensation:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Actual net loss	$(4,379,829)	$(3,146,848)	$(14,136,507)	$(12,361,921)
Deduct: Stock-based employee compensation expense if SFAS No.123 had been applied to all awards	(358,563)	(1,084,547)	(822,592)	(3,830,393)
Add: Stock-based employee compensation included in reported net loss	174,424	—	174,424	174,999

Proforma net loss	$(4,563,968)	$(4,231,395)	$(14,784,675)	$(16,017,315)

Dividend on Series A convertible preferred stock	(251,250)	(251,250)	(753,750)	(753,750)

Proforma net loss per share available to common shareholders	$(4,815,218)	$(4,482,645)	$(15,538,425)	$(16,771,065)

Net loss per share:
Basic and diluted — as reported	$(0.09)	$(0.09)	$(0.35)	$(0.35)
Basic and diluted — pro forma	$(0.10)	$(0.12)	$(0.37)	$(0.45)
     The effect of applying SFAS No. 123 on a pro forma net loss as stated above is not necessarily representative of the effect on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years.
4. License Agreement
     In March 2005, we entered into an exclusive worldwide license agreement with Celgene Corporation for the development and commercialization of Celgene’s small molecule tubulin inhibitor compounds for the treatment of cancer. Under the terms of the agreement, Celgene received an upfront licensing fee and may receive additional payments upon successful completion of certain clinical, regulatory and sales milestones. No such milestones have been reached through September 30, 2005. EntreMed will assume responsibility for preclinical and clinical development of the tubulin inhibitors for oncology applications. Tubulin inhibitors comprise a broad family of compounds that bind to tubulin and disrupt microtubules, resulting in programmed cell death (apoptosis). In in vitro and in vivo studies, Celgene’s tubulin inhibitors have been shown to inhibit tumor cell proliferation in a dose-dependent manner and, in in vitro studies, to inhibit angiogenesis. Celgene’s tubulin inhibitors are covered by issued and pending patents. We believe that tubulin inhibition and angiogenesis inhibition are two of the principal mechanisms by which our lead product candidate, 2-methoxyestradiol or 2ME2, exerts its anticancer effects. The Celgene tubulin inhibitor compounds provide an opportunity for us to expand our pipeline of dual-mechanism anticancer drugs. The upfront license fee of $1,000,000 was recorded as a component of research and development expense in the Consolidated Statement of Operations for the nine months ended September 30, 2005.

5. Related Party Transactions
     The Company receives legal services from a law firm with which one of the Company’s officers is associated. During the nine months ended September 30, 2005 these services totaled $942,000, the majority of the costs representing patent work and related diligence. During the first quarter of 2005 we entered into a licensing agreement with Celgene Corporation, our largest shareholder. Pursuant to our license of Celgene’s tubulin inhibitor program, our research and development expenses reflect a $1 million upfront licensing fee, which was recorded in the first quarter and paid to Celgene in April 2005. Our research and development expenses also reflect a $200,000 success fee, recorded in the first quarter, relating to the licensing transaction. The fee was paid to Ferghana Partners, Inc., a provider of corporate financial advice to firms in the Life Sciences field. The Company’s chairman also serves as non-executive chairman of Ferghana Partners, Inc. The Company’s chairman and CEO both hold a de minimis ownership interest in Ferghana Partners, Inc. Additionally, pursuant to the exercise of warrants purchased in 2002 by Celgene, we received gross proceeds of $10,500,000 and paid a success fee to Ferghana Partners, Inc. in the amount of $555,000. This fee, which was recorded in the first quarter of 2005, results from a 2002 agreement under which we made payments to Ferghana relating to Celgene’s purchase of Preferred Stock and our Thalidomide Analog program in December 2002. The fee was recorded as an offset against gross equity transaction proceeds and, as such, is not reflected as an expense. At September 30, 2005 amounts payable to these parties are reflected on our balance sheet as payable to related parties in the amount of $222,066.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
     We are a clinical-stage pharmaceutical company focused on developing the next generation of multi-mechanism oncology and anti-inflammatory drugs that target disease cells directly and the blood vessels that nourish them. We are focused on developing drugs that are safe and convenient, and provide the potential for improved patient outcomes. Panzem® (2-methoxyestradiol or 2ME2), our lead drug candidate, is currently in clinical trials for cancer, as well as in preclinical development for rheumatoid arthritis.
     Our goal is to develop and commercialize new compounds based on our expertise in the science of angiogenesis, cell cycle regulation and inflammation — processes vital to the treatment of cancer and other diseases. We believe that our compounds will have broad therapeutic potential and signifiant commercial opportunity. We have identified new molecules, including analogs of 2ME2, modulators of fibroblast growth factor-2 (FGF-2) activity, proteinase activated receptor-2 (PAR-2) antagonists, and tissue factor pathway inhibitor (TFPI) peptides. We are developing these potential drug candidates for either in-house advancement or external partnering.

     The initial formulation of our lead clinical drug candidate, Panzem® Capsules (2-methoxyestradiol, 2ME2), has been administered to 171 patients in six Phase I and II oncology trials and has shown an excellent safety profile with no dose limiting toxicities reported to date. Furthermore, investigators have reported tumor regression and disease stabilization in some patients with advanced cancers.
     We have developed a new 2ME2 liquid suspension designed to enhance bioavailability (plasma drug levels). Our new orally-administered formulation, Panzem®NCD, is now being tested in Phase Ib clinical trials in advanced cancer patients. We expect to conduct multiple Phase II clinical trials using Panzem®NCD throughout 2006.
     We are also using 2ME2 in preclinical testing for potential applications in rheumatoid arthritis. Results from four preclinical animal studies have shown that treatment with 2ME2 resulted in a dose-dependent decrease in severity of arthritic disease and a marked inhibition of tissue and joint damage. Preclinical studies also demonstrated that 2ME2 decreases inflammation, halts disease progression, and suggests that 2ME2 has disease modifying antirheumatic drug (DMARD) properties that are dose-dependent. Based on progress-to-date, we intend to file an investigational new drug (IND) application for 2ME2 in rheumatoid arthritis in 2006.
CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES
     The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Our critical accounting policies, including the items in our financial statements requiring significant estimates and judgments, are as follows:
–	Revenue Recognition — The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured.
–	Royalty Revenue — Royalties from licenses are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured. We expect that the majority of our 2005 revenues will be from royalties on the sale of Thalomid®, which we began to recognize in the third quarter. In 2004 certain provisions of a purchase agreement dated June 14, 2001 by and between Bioventure Investments kft (“Bioventure”) and the Company were satisfied, and, as a result, beginning in 2005 we are entitled to share in the royalty payments received by Royalty Pharma Finance Trust, successor to Bioventure, on annual Thalomid® sales above a certain threshold. Based on the licensing agreement royalty formula, annual royalty sharing commences with Thalomid® annual sales of approximately $235 million. The Company is eligible to receive royalty payments under a February 2004 agreement with Children’s Medical Center Corporation (“CMCC”) and Alchemgen Therapeutics. Under the agreement, Alchemgen received rights to market endostatin and angiostatin in Asia. We do not expect to receive royalties under this agreement in 2005. In the future royalty payments, if any, will be recorded as revenue when received and/or when collectibility is reasonably assured.

–	Licensing Revenue – The Company has recognized licensing revenues resulting from the January 2002 five-year strategic alliance with Allergan to develop and commercialize small molecule angiogenic inhibitors for treatment and prevention of diseases and conditions of the eye. The initial net fee was being amortized to revenue over the five-year license term. In April 2005, Allergan terminated the license in accordance with its terms, which resulted in the acceleration of deferred revenue in the three-month period ended June 30, 2005. In February 2004 the Company transferred rights to the proteins, endostatin and angiostatin, in an agreement with Children’s Medical Center Corporation (“CMCC”) and Alchemgen Therapeutics. Under the agreement, the Company received an upfront and a second cash payment. The upfront licensing cash payment was fully amortized in 2004, as the Company had completed its obligations to transfer data and material. Due to rights negotiations between the licensee and CMCC, the second and final licensing cash payment in the amount of $400,000 was received in May 2005. Management concluded collectibility was not reasonably assured until the funds were received.
–	Research and Development — Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development costs are expensed as incurred.

–	Stock-Based Compensation — We have stock option plans under which options to purchase shares of our common stock may be granted to employees, consultants and directors at a price no less than the fair market value on the date of grant. We account for our stock-based compensation in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the option and is recognized ratably over the vesting period of the option. Because our options must be granted at no less than fair market value, we recognize no compensation expense in accordance with APB No. 25. If we were to adopt SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), we would recognize compensation expense based upon the fair value at the grant date for awards under the plans using the fair value method. The Company currently expects to adopt SFAS No. 123R in the quarter ended March 31, 2006, using the modified prospective method, although the Company continues to review its options for adoption under this new pronouncement. Please refer to footnote 3 of the footnotes to our unaudited interim financial statements included elsewhere herein for additional information. We expense equity instruments issued to nonemployees in accordance with EITF 96-18, Accounting for Equity Instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services.

RESULTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2005 and September 30, 2004.
     Revenues. Revenues increased to $1,250,000 in the three-month period ended September 30, 2005 compared to $143,000 in the corresponding 2004 period. For the nine-month period ended September 30, 2005, revenues increased 387% to $1,850,000 from $380,000 for the 2004 nine-month period. The significant increase in revenues for the three and nine month periods results from the recognition of royalty revenue earned on sales of Thalomid®. As a result of the satisfaction of certain provisions of a purchase agreement dated June 14, 2001, beginning in 2005 we are entitled to share in the royalty payments received by Royalty Pharma Finance Trust on annual Thalomid® sales above a certain threshold. Based on the licensing agreement royalty formula, annual royalty sharing commences with Thalomid® annual sales of approximately $235 million. Thalomid® sales in 2005 surpassed the sharing point in the three-month period ended September 30, 2005 and we have recorded royalty revenue of $1,249,600. No royalty revenues were recorded on Thalomid® sales in 2004. Licensing revenues during the nine-month period ended September 30, 2005 increased to $591,000 from $363,000 in the corresponding 2004 period and there were no licensing revenues recorded during the three months ended September 30, 2005, compared to $133,000 in the corresponding 2004 period. The increase in the nine month period is attributable to the accelerated recognition of deferred licensing revenues from the January 2002 agreement with Allergan and the recognition of a $400,000 licensing payment from Alchemgen in May 2005. This amount was recorded as revenue when collectibility was deemed to be reasonably assured. Revenues recorded in 2004 reflect the amortization of the initial licensing fees received from Allergan and Alchemgen.
     Research and Development Expenses. From inception through September 30, 2005, we have incurred research and development expenses of $233,475,000. At September 30, 2005, accumulated direct project expenses for Panzem® , our lead drug candidate, totaled $32,350,000. Reflected in our R&D expenses totaling $12,320,000 for the nine-month period ended September 30, 2005 are direct project expenses for Panzem® of $4,650,000 and $2,607,000 related to ENMD-1198, a tubulin binding agent. Research and development expenses for the corresponding 2004 period were $8,095,000, which included $2,561,000 direct project expenses for Panzem® and $1,358,000 related to ENMD-1198. Our 2005 R&D expenses for the nine-month period ended September 30, 2005 also include a $1,000,000 upfront fee pursuant to the March 2005 license of Celgene’s small molecule tubulin inhibitor compounds for the treatment of cancer. For the three-month period ended September 30, 2005, research and development expenses totaled $4,129,000, an increase from $2,553,000 for the comparable 2004 period. Included in the 2005 three-month period are expenses related to Panzem® of $1,875,000 versus $714,000 in 2004. The 2005 increase reflects our recording of expenses related to the production of bulk 2ME2 for use in Phase II trials. The 2005 three-month increase also reflects increased expenses related to ENMD-1198 of $1,130,000 versus $577,000 in 2004. The 2005 increase includes expenses for the preparation of an IND for ENMD-1198.
     The balance of our R&D expenditures includes facilities costs and other departmental overhead, and expenditures related to the advancement of our pre-clinical pipeline. Those costs totaled $4,063,000 and $4,176,000 for the nine-month period ended September 30, 2005 and 2004, respectively, and $1,124,000 and $1,262,000 for the three-month period ended September 30, 2005 and 2004, respectively.

     The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. As of September 30, 2005, our proprietary product candidate, Panzem® , is in Phase I and Phase II clinical trials in a capsule formulation and additionally in Phase 1b clinical trials in a liquid formulation. We anticipate that the liquid formulation, Panzem® NCD, will advance into Phase II trials with patients being dosed in the first quarter of 2006. We expect our R&D expenses to trend higher reflecting the costs of supporting multiple Phase II trials including the costs of securing clinical drug supply. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.
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
     Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development expenses increased to $12,320,000 in the nine months ended September 30, 2005 from $8,095,000 for the corresponding period in 2004 and to $4,129,000 for the three months ended September 30, 2005 from $2,553,000 for the corresponding period in 2004. The increase in 2005 reflects the continuing costs of two Phase Ib clinical trials initiated in January 2005 and the planning of Phase II trials for reformulated Panzem®NCD. The 2005 amount also includes increased costs associated with further development of various drug candidates, including the preparation of an IND for ENMD-1198 and a $1 million upfront fee associated with the license of Celgene’s small molecule tubulin inhibitor compounds for the treatment of cancer. The overall increase in R&D expenses during the quarter and nine months ended September 30, 2005 was specifically impacted by the following:
–	Outside Services – We utilize outsourcing to conduct our product development activities. Larger-scale small molecule synthesis, in vivo testing and data analysis are examples of the services that we outsource. In the three-month period ended September 30, 2005, we expended $755,000 on these activities versus $513,000 in the same 2004 period. For the nine-month period ended September 30, 2005 outside services increased to $1,892,000 from $1,247,000 for the comparable 2004 period. The increase results from continued development work on our preclinical pipeline programs, including IND-directed toxicity studies for ENMD-1198.

–	Collaborative Research Agreements – We made payments to our collaborators of $125,000 and $78,000 for the three months ended September 30, 2005 and 2004 respectively, and $557,000 and $466,000 for the nine months ended September 30, 2005 and 2004, respectively. Sponsored research payments to academic collaborators include payments to Children’s Hospital, Boston of $225,000 in 2005 and in 2004. Our collaborative efforts are primarily directed towards further exploration of 2ME2 mechanism-of-action (MOA) and Panzem® non-oncology applications.

–	Clinical Trial Costs – Clinical trial costs increased to $375,000 in the three months ended September 30, 2005, from $256,000 in the three-month period ended September 30, 2004. Clinical trial costs for the nine-month period ended September 30, 2005 decreased to $861,000 from $874,000 for the comparable 2004 period. The 2005 amount reflects the initiation of two Phase Ib clinical trials for the reformulated Panzem®NCD. The prior year amount resulted from a Phase Ia clinical trial to test various dosing approaches for reformulated Panzem® conducted in the first and second quarters of 2004. Costs of such trials include the clinical site fees, monitoring costs and data management costs. In addition, we contribute Panzem® clinical material in capsule form under our Collaborative Research and Development Agreement (CRADA) to the NCI, which is conducting trials collaboratively with EntreMed.

–	Contract Manufacturing Costs – The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, and product release costs. Contract manufacturing costs for the three months ended September 30, 2005 increased to $1,413,000 from $366,000 during the same period in 2004. The three-month increase reflects our recording of expenses related to the production of bulk 2ME2 for use in Panzem®NCD Phase II trials. For the nine-month period ended September 30, 2005 manufacturing costs increased to $3,049,000 from $926,000 for the comparable 2004 period. The increase reflects the scale-up of manufacturing of ENMD-1198 for pre-IND toxicity studies and the purchase of bulk 2ME2 to support future Panzem®NCD trials in addition to the preparation of clinical material to supply ongoing and future clinical trials for Panzem®NCD and ENMD-1198.
     Our 2005 research and development expenses for the nine-month period ended September 30, 2005 also include an upfront payment of $1,000,000 to Celgene Corporation for the license of tubulin inhibitor compounds. In connection with this license agreement, we paid a $200,000 success fee to Ferghana Partners, Inc.
     Also reflected in our 2005 research and development expenses for the three-month period ended September 30, 2005 are personnel costs of $733,000, patent costs of $157,000 and facility and related expenses of $349,000. In the corresponding 2004 period, these expenses totaled $800,000, $119,000 and $397,000, respectively. For the nine-month period ended September 30, 2005, personnel costs were $2,230,000, patent costs were $483,000 and facility and related expenses were $1,024,000. In the corresponding 2004 period, these expenses totaled $2,409,000, $341,000 and $1,208,000, respectively.

     General and Administrative Expenses. General and administrative expenses increased to $1,787,000 in the three-month period ended September 30, 2005 from $1,338,000 in the corresponding 2004 period. For the nine-month period, general and administrative expenses decreased in 2005 to $4,387,000 from $5,394,000 for the corresponding 2004 period. The three-month 2005 increase reflects the scheduling of our Annual Shareholders Meeting and the award and expensing of stock grants to our Board of Directors in the third quarter versus the second quarter in 2004. The three month increase also reflects the payment for certain professional services incurred in evaluating potential product and technology acquisitions. The overall 2005 decrease is a result of higher 2004 costs, specifically for professional services related to compliance with the Sarbanes-Oxley Act of 2002, executive management changes and costs associated with settling certain disputes.
     Investment income. Investment income increased by 279% in the three-month period ended September 30, 2005 to $284,000 from $75,000 in the corresponding 2004 period and increased by 223% in the nine-month period ended September 30, 2005 to $714,000 from $221,000 in the corresponding 2004 period as a result of higher yields on higher invested balances in interest bearing cash accounts and investments during the 2005 period.
     Dividends on Series A convertible preferred stock. The Consolidated Statement of Operations for the three and nine-month periods ended September 30, 2005 and 2004 reflect a dividend of $251,250 and $753,750, respectively, relating to Series A Convertible Preferred Stock held by Celgene pursuant to a Securities Purchase Agreement dated December 31, 2002. The holders of Series A Preferred Stock will accumulate dividends at a rate of 6% and will participate in dividends declared and paid on our common stock, if any. All accumulated dividends must be paid before any dividends may be declared or paid on the common stock. The Company has no plans to pay any dividends in the foreseeable future.
LIQUIDITY AND CAPITAL RESOURCES
     To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses for 2005 and the foreseeable future before we commercialize any products. In addition, under the terms of the license agreements for 2ME2 and Celgene’s tubulin inhibitor program, we must be diligent in bringing potential products to market and may be required to make future milestone payments. If we fail to comply with the milestones or fail to make any required sponsored research or milestone payment, we could face the termination of the relevant sponsored research or license agreements.
     At September 30, 2005, we had cash and short term investments of approximately $33,418,000 with working capital of approximately $30,958,000.
     We invest our capital resources with the primary objective of capital preservation. As a result of trends in interest rates in 2005, we have invested in some securities with maturity dates of more than 90 days to enhance our investment yields. As such, some of our invested balances are classified as short-term investments rather than cash equivalents in our unaudited consolidated financial statements at September 30, 2005.

     To accomplish our business plans, we will be required to continue to conduct substantial development activities for all of our proposed products. Under our current operating plans, results of operations are expected to reflect a net loss of approximately $20,000,000 in 2005. We expect that the majority of our 2005 revenues will be from royalties on the sale of Thalomid®, which we began to recognize in the third quarter. In 2004 certain provisions of a purchase agreement dated June 14, 2001 by and between Bioventure Investments kft (“Bioventure”) and the Company were satisfied, and, as a result, beginning in 2005 we are entitled to share in the royalty payments received by Royalty Pharma Finance Trust, successor to Bioventure, on annual Thalomid® sales above a certain threshold. Based on the licensing agreement royalty formula, annual royalty sharing commences with Thalomid® annual sales of approximately $235 million. Pursuant to public guidance provided by Celgene for Thalomid® sales in 2005, we expect to record royalty sharing revenues in excess of $4.0 million in 2005 of which $1.25 million was recorded in the three-month period ended September 30, 2005. Under our licensing agreement with Oxford Biomedica, PLC and Oxford Biomedica (UK) Limited Oxford, we are entitled to receive payments upon the achievement of certain milestones. We do not control the drug development efforts of Oxford, however, and have no control over when or whether such milestones will be reached. We do not believe that we will receive any such milestone payments under these agreements in 2005.
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
     To address our long-term capital needs we intend to continue to pursue strategic relationships that would provide resources for the further development of our product candidates. There can be no assurance, however, that these discussions will result in relationships or additional funding. In addition, we may continue to seek capital through the public or private sale of securities. We filed an S-3 registration statement on October 27, 2005, which, when effective, will provide us with the opportunity to raise capital through the sale of securities if market conditions are favorable for doing so. If we are successful in raising additional funds through the issuance of equity securities, stockholders likely will experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of our common stock. There can be no assurance that we will be successful in seeking additional capital.
INFLATION AND INTEREST RATE CHANGES
     Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of September 30, 2005.

ITEM 4. CONTROLS AND PROCEDURES
     The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the third quarter of 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that the Company (including its consolidated subsidiary) records, processes, summarizes and reports information it is required to disclose in its Exchange Act filings within the required time periods.
     There was no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2005 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     (a) The Company’s annual meeting of stockholders was held on July 28, 2005 (“Annual Meeting”).
     (b) Not applicable.
     (c) At the Annual Meeting, the stockholders considered and approved the following proposals:

     (i) Election of Directors. The following sets forth the nominees who were elected Directors of the Company for the term expiring in the year indicated as well as the number of votes cast for, against, or withheld:

Year Term
Expires	Name	Votes For	Votes Withheld
2008	James S. Burns	58,445,115	259,440
2008	Jennie Hunter-Cevera	58,415,618	288,937
2008	Mark C.M. Randall	58,430,992	273,563
     (ii) Approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock, $.01 par value, from 90,000,000 shares to 120,000,000 shares. This proposal received 58,122,479 votes in favor, 471,761 votes against, 110,315 abstentions and 0 non-broker votes.
     (iii) Approve an amendment to the Company’s 2001 Long-Term Incentive Plan increasing from 5,250,000 to 6,250,000 the number shares of Common Stock reserved for issuance thereunder. This proposal received 31,977,485 votes in favor, 1,238,778 votes against, 124,514 abstentions, and 25,363,778 non-broker votes.
     (iv) Ratification of Appointment of Ernst & Young LLP. At the Annual Meeting, stockholders approved and ratified the selection of Ernst & Young LLP as the independent auditors. The proposal received 58,512,379 votes in favor, 114,389 votes against, 77,787 abstentions, and 0 non-broker votes.
     (v) As we have previously disclosed, Celgene Corporation has the right to one vote for each share of Common Stock into which its 3,350,000 shares of Convertible Preferred Stock are convertible, currently 16,750,000 shares. In other words, Celgene was allowed to vote at the Annual Meeting as if it owned 16,750,000 shares of our Common Stock. The “votes for” numbers above include Celgene’s votes.
ITEM 5. OTHER INFORMATION
     Not applicable
ITEM 6. EXHIBITS
     Exhibits
3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of EntreMed, Inc.

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTREMED, INC.
(Registrant)

Date: November 9, 2005	/s/ James S. Burns

James S. Burns
President and Chief Executive Officer

Date: November 9, 2005	/s/ Dane R. Saglio

Dane R. Saglio
Chief Financial Officer

EXHIBIT INDEX
3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of EntreMed, Inc. 31.1 Rule 13a-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer