Form 10-Q
period 2006-03-31
ENTREMED INC
filed 2006-05-10
CIK 895051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at May 5, 2006

Common Stock $.01 Par Value	74,051,323

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EntreMed, Inc.
Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,803,773	$11,407,652
Short-term investments	29,320,615	18,674,736
Accounts receivable	89,615	3,723,433
Note receivable	—	1,000,000
Interest receivable	68,203	181,231
Prepaid expenses and other	379,877	338,462

Total current assets	50,662,083	35,325,514

Property and equipment, net	976,032	915,337
Other assets	9,812	191,034

Total assets	$51,647,927	$36,431,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,986,836	$5,487,014
Payable to related parties	188,827	228,380
Accrued liabilities	1,921,235	1,038,975
Current portion of loan payable	793,431	—
Current portion of deferred rent	68,083	60,969

Total current liabilities	5,958,412	6,815,338

Deferred rent, less current portion	211,372	230,206
Loan payable, less current portion	542,686	—

Total liabilities	6,712,470	7,045,544

Minority interest	17,242	17,151

Stockholders’ equity:

Convertible preferred stock, $1.00 par value; 5,000,000 shares authorized and 3,350,000 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively (liquidation value — $43,715,500 and $33,500,000, respectively)	3,350,000	3,350,000
Common stock, $.01 par value:
120,000,000 shares authorized, 74,051,323 and 51,106,857 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	740,513	511,069
Additional paid-in capital	345,320,478	295,392,194
Deferred stock-based compensation	—	(102,000)
Treasury stock, at cost: 874,999 shares held at March 31, 2006 and
December 31, 2005, respectively	(8,034,244)	(8,034,244)
Accumulated deficit	(296,458,532)	(261,747,829)

Total stockholders’ equity	44,918,215	29,369,190

Total liabilities and stockholders’ equity	$51,647,927	$36,431,885

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Revenues:
Licensing	$—	$23,874
Royalties	—	1,375

	—	25,249

Costs and expenses:
Research and development	4,011,100	4,379,356
General and administrative	1,816,694	1,260,822
Acquired In-Process R&D	29,128,061	—

	34,955,855	5,640,178

Investment income	278,465	158,461
Interest expense	(48,713)	—
Gain on sale of assets	15,400	—

Net loss	$(34,710,703)	$(5,456,468)

Dividends on Series A convertible preferred stock	(251,250)	(251,250)

Net loss attributable to common shareholders	$(34,961,953)	$(5,707,718)

Net loss per share (basic and diluted)	$(0.53)	$(0.13)

Weighted average number of common shares outstanding (basic and diluted)	66,297,950	43,345,118

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	THREE MONTH PERIOD ENDED
	MARCH 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,710,703)	$(5,456,468)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	121,375	127,825
Gain on sale of fixed assets	(15,400)	—
Write-off of acquired in-process R&D	29,128,061	—
Discount of premium on ST investments	(116,513)	—
Stock-based compensation expense	348,909	—
Amortization of deferred stock-based compensation expense	43,713	—
Minority interest	90	10
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	3,683,100	2,937,469
Interest receivable	113,028	(44,102)
Prepaid expenses and other	998	103,500
Deferred rent	(11,720)	(4,813)
Accounts payable	(2,575,813)	744,539
Payable to related parties	(39,553)	1,576,679
Accrued liabilities	(1,426,803)	(884,209)
Deferred revenue	—	(23,874)

Net cash used in operating activities	(5,457,231)	(923,444)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, net of cash received	(2,552,385)	—
Proceeds from sale of property and equipment, net	15,400	—
Purchases of short term investments	(17,959,367)	(8,407,078)
Maturities of short term investments	7,430,000	—
Purchases of furniture and equipment	(32,599)	(4,457)

Net cash used in investing activities	(13,098,951)	(8,411,535)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan	(112,006)	—
Net proceeds from sale of common stock	28,064,309	9,978,274

Net cash provided by financing activities	27,952,303	9,978,274

Net increase in cash and cash equivalents	9,396,121	643,295
Cash and cash equivalents at beginning of period	11,407,652	20,425,495

Cash and cash equivalents at end of period	$20,803,773	$21,068,790

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$48,713	$—
Non-cash investing activity:
Stock issued in connection with the acquisition	$21,920,801	$—
See accompanying notes.

ENTREMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 (unaudited)
1. Basis of Presentation
     Our accompanying 2006 unaudited consolidated financial information includes the accounts of our controlled subsidiaries, Miikana Therapeutics, Inc. (Miikana) and Cytokine Sciences, Inc. All intercompany balances and transactions have been eliminated in consolidation.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to our audited consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2005.
2. Short-Term Investments
     Short-term investments consist primarily of corporate debt securities, all of which mature within one year. The Company has classified these investments as available for sale. Such securities are carried at aggregate cost which approximates market. The cost of securities sold is calculated using the specific identification method. Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity. There were no unrealized gains or losses as of March 31, 2006. Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations. Short-term investments are principally uninsured and subject to normal credit risk.
3. Stock-Based Compensation
     The Company has adopted incentive and nonqualified stock option plans whereby 10,983,333 shares of the Company’s common stock were reserved for grants to various executive, scientific and administrative personnel of the Company as well as outside directors and consultants, of which 589,536 shares remain available for grant under the Company’s 2001 Long-term Incentive Plan as of March 31, 2006. Options granted under the plan generally vest over a period of up to four years, are not transferable and generally expire ten years from the date of grant.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) and interpretative literature within SEC Staff Accounting Bulletin No. 107, Share-Based Payment, (SAB 107), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the original grant date fair value estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs for stock options granted prior to January 1, 2006 on an accelerated method, and for stock options granted after January 1, 2006 the compensation costs are recognized based on a straight-line method over the requisite service period, which is generally the option vesting term ranging from three to four years. Prior to the adoption of SFAS 123R, the Company recorded stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).
     The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of stock options granted to employees. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk free rate of interest, expected dividend yield, expected volatility, and the expected life of the award.
     Expected Volatility—Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses the historical volatility based on the weekly price observations of its common stock during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term (up to a maximum of five years). EntreMed believes that historical volatility within the last five years represents the best estimate of future long term volatility.
     Risk-Free Interest Rate—This is the average interest rate consistent with the yield available on a U.S. Treasury note (with a term equal to the expected term of the underlying grants) at the date the option was granted.
     Expected Term of Options—This is the period of time that the options granted are expected to remain outstanding. EntreMed adopted SAB 107’s simplified method for estimating the expected term of share-based awards granted during the three months ending March 31, 2006.
     Expected Dividend Yield—EntreMed has never declared or paid dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. As such, the dividend yield percentage is assumed to be zero.
     Forfeiture Rate—This is the estimated percentage of options granted that are expected to be forfeited or cancelled on an annual basis before becoming fully vested. The Company estimates the forfeiture rate based on historical forfeiture experience for similar levels of employees to whom options were granted.

     Following are the weighted-average assumptions used in valuing the stock options granted to employees during the three-month periods ended March 31, 2006 and 2005:

	THREE MONTH PERIOD ENDED
	MARCH 31
	2006	2005
Expected volatility	103.40%	121.00%
Risk-free interest rate	4.75%	4.00%
Expected term of option	5 years	5 years
Forfeiture rate	5.00%	0.00%
Expected dividend yield	0.00%	0.00%
     A summary of the Company’s stock options and warrants granted to employees and directors and related information for the three months ended March 31, 2006 follows:

		Weighted
		Average
	Number of	Exercise
All Employee Options	Shares	Price
Outstanding at January 1, 2006	7,962,017	$9.04
Granted	41,640	2.27
Exercised	(7,500)	1.09
Expired	(66,668)	15.00
Forfeited	—	—

Outstanding at March 31, 2006	7,929,489	$8.97

Vested and expected to vest at March 31, 2006	7,921,104	$9.25

Exercisable at March 31, 2006	6,761,613	$10.07

     As of March 31, 2006, there was approximately $2 million of total unrecognized compensation cost related to nonvested employee stock options. That cost is expected to be recognized over a weighted-average period of up to four years.
     Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2006 and 2005, was $11,456 and $150,095, respectively. Due to the availability of net operating loss carryforwards and research tax credits, tax deductions for option exercises were not recognized in the three months ended March 31, 2006.
     Total employee share-based compensation expense recognized for the three months ended March 31, 2006 are as follows:

Three Months Ended
March 31, 2006
Research and development	103,955
General and administrative	288,667

Share-based compensation expense	$392,622

Net share-based compensation expense, per common share:
Basic and diluted	$0.006

     The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provision of Statement 123 to options granted under the Company’s stock option plans for the three months ended March 31, 2005. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes Merton option-pricing formula and amortized to expense over the options’ vesting periods.

Three months ended
March 31, 2005
Actual net loss	$(5,456,468)
Deduct: Stock-based employee compensation expense if SFAS No. 123 had been applied to all awards	(692,891)
Add: Stock-based employee compensation included in reported net loss	—

Proforma net loss	$(6,149,359)

Dividend on Series A convertible preferred stock	(251,250)

Proforma net loss per share available to common shareholders	$(6,400,609)

Net loss per share:
Basic and diluted — as reported	$(.13)
Basic and diluted — pro forma	$(.15)
4. Acquisition
     In January 2006 the Company acquired Miikana Therapeutics, a private biotechnology company. Pursuant to the Merger Agreement, EntreMed acquired all of the outstanding capital stock of Miikana Therapeutics, Inc. in exchange for 9.96 million shares of EntreMed common stock and the assumption of certain obligations. In addition, based on the success of the acquired pre-clinical programs, EntreMed may pay up to an additional $18 million upon the achievement of certain clinical and regulatory milestones. Such additional payments will be made in cash or shares of stock at EntreMed’s option. Through the acquisition we acquired rights to MCK-1 a Phase 2 clinical candidate licensed from Hoffman-LaRoche, Inc. (“Roche”) by Miikana in April 2005. Under the terms of the agreement Roche may be entitled to receive future payments upon successful completion of developmental milestones. We do not anticipate paying any of these milestones in 2006. Roche is also eligible to receive royalties on sales and certain one-time payments based on attainment of annual sales milestones. The Company has also acted as guarantor on the unpaid balance of approximately $1.5 million under a loan agreement with Venture Lending & Leasing IV, Inc. dated October 1, 2004. The final payment is due in October 2007.
     Miikana purchase price allocation
      Miikana is a development stage company, accordingly the acquisition of Miikana is treated as an asset purchase. In accordance with EITF 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Asset or of a Business,” the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on our estimated fair values at the acquisition date. An independent third-party valuation firm was engaged to assist in determining the fair values of various research and development projects in Miikana’s pipeline that, as of the acquisition date, had not reached technological feasibility and had no alternative use. This valuation required the use of significant estimates and assumptions including but not limited to:

•	determining the timing and expected costs to complete the in-process projects,

•	projecting regulatory approvals,

•	estimating future cash flows from product sales resulting from in-process projects, and

•	developing appropriate discount rates and probability rates by project.
     We believe the fair values assigned to the assets acquired and liabilities assumed are based upon reasonable assumptions given current available facts and circumstances.
     The total purchase price allocated was $29.7 million, consisting of 9,964,000 shares of our common stock with a fair value of $21.9 million, assumed debt of $1.5 million, assumed current liabilities of $2.3 million, $1 million loaned to Miikana prior to the closing and acquisition costs of $3 million. The fair value of common stock was determined using the closing price at the date of acquisition.
     We allocated the purchase price to the tangible assets and in-process research and development based on their estimated fair market values. The purchase price allocation was as follows:

Fair value of assets acquired	$600,000
In-process research and development	29,100,000

Total	$29,700,000

     The value of the in-process research and development was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value. A discount rate of 18.5% was used which approximates the cost of equity capital based on a composite of measures including, risk free rates, equity risk premiums, market capitalization and industry.
5. Licensing Agreement
     In January 2006 the Company entered into a License Agreement with Elan Corporation, plc in which EntreMed has been granted rights to utilize Elan’s proprietary NanoCrystal Technology to develop the oncology product candidate, Panzem® NCD (2ME2 or 2-methoxyestradiol). Under the terms of the License Agreement, Elan is eligible to receive payments upon the achievement of certain clinical, manufacturing, and regulatory milestones. Milestones related to the initiation of Phase 2 clinical trials have been paid and there are no additional milestones due at this time. Additionally, Elan will receive royalty payments based on sales of Panzem® NCD. Under the License Agreement and corresponding Services Agreement, Elan will manufacture EntreMed’s Panzem® NCD, a NanoCrystal Technology formulation with improved bioavailability and absorption.
6. Sale of Securities
     In February 2006 the Company entered into definitive agreements with institutional investors for the private placement of units consisting of shares of common stock and warrants at a purchase price of $2.3125 per unit. In connection with the placement, the Company received gross proceeds of approximately $30 million and issued approximately 13 million shares of common stock and warrants to purchase up to 6.5 million additional shares of common stock at an exercise price of $2.50 per share. The warrants are not exercisable until six months after the closing. In April 2006, the Company registered the resale of the shares and the shares underlying the warrants.
7. Related Party Transactions
     The Company receives legal services from a law firm with which one of the Company’s officers is associated. During the three months ended March 31, 2006 these services totaled $278,000, the majority representing patent work. These costs are recorded as research and development expenses of $208,000, general and administrative expenses of $54,000 and costs related to the Miikana acquisition of $16,000. At March 31, 2006 amounts payable to these parties are reflected on our balance sheet as payable to related parties in the amount of $189,000. The Company completed a sale of common stock and warrants in February 2006. Celgene Corporation, the Company’s largest shareholder, acquired 864,864 shares of common stock and 432,432 warrants convertible into shares of common stock in the transaction (see footnote 6).
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
     We are a clinical-stage pharmaceutical company focused on developing next generation multi-mechanism oncology and anti-inflammatory drugs that target disease cells directly and the blood vessels that nourish them. We are focused on developing drugs that are safe and convenient, and provide the potential for improved patient outcomes. Panzem® (2-methoxyestradiol or 2ME2), one of our lead drug candidates, is currently in Phase 2 clinical trials for cancer, as well as in preclinical development for rheumatoid arthritis. MKC-1, a novel cell cycle inhibitor acquired through the acquisition of Miikana Therepeutics, is also in Phase 2 clinical trials for cancer. We also recently announced that ENMD-1198, a novel tubulin binding agent discovered by EntreMed, commenced a Phase 1 clinical trial for cancer.
     In January 2006, we acquired Miikana Therepeutics, Inc., a clinical-stage biopharmaceutical company with research laboratories in Toronto, Canada. As a result of the transaction, we enhanced our pipeline with the addition of a Phase 2 drug candidate, MKC-1, and two preclinical programs, one in aurora kinase inhibition and one in HDAC inhibition.
     Our goal is to develop and commercialize therepeutics based on our scientific expertise in angiogenesis, cell cycle regulation and inflammation — processes vital to the progression of cancer and other diseases. Our three product candidates are based on these mechanisms. Our expertise has also led to the identification of new molecules, including new chemical entities derived from 2ME2, modulators of fibroblast growth factor-2 (FGF-2) activity, proteinase activated receptor-2 (PAR-2) antagonists, and tissue factor pathway inhibitor (TFPI) peptides.
     In order to further advance of our commercial objectives, we may seek strategic alliances, licensing relationships and co-development partnerships with other companies to develop compounds for both oncology and non-oncology therapeutic areas.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES
     The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Our critical accounting policies, including the items in our financial statements requiring significant estimates and judgments, are as follows:
-	Revenue Recognition — The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured.
-	Royalty Revenue — Royalties from licenses are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured. We expect that the majority of our 2006 revenues will be from royalties on the sale of Thalomid®, which we expect to begin to recognize in the third quarter. In 2004 certain provisions of a purchase agreement dated June 14, 2001 by and between Bioventure Investments kft (“Bioventure”) and the Company were satisfied, and, as a result, beginning in 2005 we are entitled to share in the royalty payments received by Royalty Pharma Finance Trust, successor to Bioventure, on annual Thalomid® sales above a certain threshold. Based on the licensing agreement royalty formula, annual royalty sharing commences with Thalomid® annual sales of approximately $225 million. The Company is eligible to receive royalty payments under a February 2004 agreement with Children’s Medical Center Corporation (“CMCC”) and Alchemgen Therapeutics. Under the agreement, Alchemgen received rights to market endostatin and angiostatin in Asia. We do not expect to receive royalties under this agreement in 2006. In the future, royalty payments, if any, will be recorded as revenue when received and/or when collectibility is reasonably assured.
-	Research and Development — Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development costs are expensed as incurred.

-	Stock-Based Compensation — Issued in December 2004, Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) requires public companies to recognize expense associated with share-based compensation arrangements, including employee stock options and stock purchase plans, using a fair value-based option pricing model, and eliminates the alternative to use the intrinsic value method of accounting for share-based payments. SFAS 123R is effective for our fiscal year beginning January 1, 2006. Adoption of the expense provisions of SFAS 123R have a material impact on our results of operations. We have applied the modified prospective transition method; accordingly, compensation expense is reflected in the financial statements beginning January 1, 2006 with no restatement of prior periods. Compensation expense is recognized for awards that are granted, modified, repurchased or cancelled on or after January 1, 2006, as well as for the portion of awards previously granted that have not vested as of January 1, 2006. For the adoption of SFAS 123R, we have selected the straight-line expense attribution method, whereas our previous expense attribution method was the graded-vesting method, an accelerated method, described by FIN 28.
     Any future changes to our share-based compensation strategy or programs would likely affect the amount of compensation expense recognized under SFAS 123R and the comparability to our prior period footnote disclosures of pro forma net earnings and earnings per share. Share-based compensation expense recognized in Q1 2006 totaled $393,000.
RESULTS OF OPERATIONS
For the Three Months Ended March 31, 2006 and March 31, 2005.
     - Revenues. There were no revenues recorded during the quarter ended March 31, 2006 compared to $25,000 in the corresponding 2005 period. We do not expect to record revenue in 2006 until the third quarter. Our 2006 revenues, if any, will result from Celgene’s sale of Thalomid®. We earn royalties pursuant to a 2001 agreement with Royalty Pharma, as noted above.
     Research and Development Expenses. From inception through March 31, 2006, we have incurred research and development expenses of $242,491,000. At March 31, 2006, accumulated direct project expenses for Panzem®, our lead drug candidate, totaled $36,574,000. Reflected in our R&D expenses totaling $4,011,000 for the three-month period ended March 31, 2006 are direct project expenses for Panzem® of $1,280,000, $414,000 related to ENMD-1198, a tubulin binding agent that recently entered Phase 1 trials for cancer, and $432,000 related to MKC-1, a Phase 2 clinical candidate acquired with Miikana in January 2006. Research and development expenses for the corresponding 2005 period were $4,379,000, which included $1,380,000 direct project expenses for Panzem® and $810,000 related to ENMD-1198. There were no Miikana costs reported in 2005. The 2006 decrease results primarily from the recording of a $1,000,000 upfront licensing fee in the period ended March 31, 2005 related to the license of Celgene’s small molecule tubulin inhibitor compounds.
     The balance of our R&D expenditures includes facilities costs and other departmental overhead, and expenditures related to the advancement of our pre-clinical pipeline. These costs totaled $1,885,000 and $1,189,000 for the three-month period ended March 31, 2006 and 2005, respectively. The 2006 increase is primarily attributable to the Miikana asset acquisition.
     The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. As of March 31, 2006, we have two product candidates, Panzem® NCD and MKC-1, in Phase 2 clinical trials for cancer. We expect our R&D expenses to trend higher reflecting the costs of supporting multiple Phase 2 trials including the costs of securing clinical drug supply. In addition, ENMD-1198 recently commenced Phase 1 clinical trials in cancer. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

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
     Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development expenses decreased to $3,907,000 in the quarter ended March 31, 2006 from $4,379,000 for the corresponding period in 2005. The 2006 expenses include Miikana research and development costs of $914,000; however the decrease in 2006 primarily results from the recording of a $1,000,000 upfront fee associated with the license of Celgene’s small molecule tubulin inhibitor compounds for the treatment of cancer in the corresponding 2005 period. In addition to the absence of the licensing fee, the overall decrease in R&D expenses during the quarter ended March 31, 2006 was specifically impacted by the following:
-	Outside Services — We utilize outsourcing to conduct our product development activities. Larger-scale small molecule synthesis, in vivo testing and data analysis are examples of the services that we outsource. In the three-month period ended March 31, 2006, EntreMed expended $338,000 on these activities versus $482,000 in the same 2005 period. The decrease reflects the progression of ENMD-1198 from the preclinical to the clinical stage of development. The 2006 expense includes $35,000 related to Miikana’s outside services.

-	Collaborative Research Agreements — EntreMed made payments to collaborators of $201,000 and $105,000 for the three months ended March 31, 2006 and 2005, respectively. Our collaborative efforts are primarily directed towards further exploration of 2ME2 mechanism-of-action (MOA) and Panzem® non-oncology applications. The 2006 expense includes $85,000 related to Miikana’s collaborative efforts in regard to MKC-1.

-	Clinical Trial Costs — Clinical trial costs increased to $475,000 in the three months ended March 31, 2006, from $201,000 in the three-month period ended March 31, 2005. The increase reflects the initiation of Phase 2 clinical trials for Panzem® NCD, in addition to $161,000 related to the initiation of Phase 2 clinical trials for MKC-1. Costs of such trials include the clinical site fees, monitoring costs and data management costs.

-	Contract Manufacturing Costs — The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, and product release costs. Contract manufacturing costs for the three months ended March 31, 2006 decreased to $774,000 from $879,000 during the same period in 2005. Included in the 2006 amount is $73,000 related to the encapsulation of material for the Phase 2 trials for MKC-1. The 2006 decrease results from the timing of manufacturing activities.
     Also reflected in our 2006 research and development expenses for the three-month period ended March 31, 2006 are personnel costs of $1,135,000, patent costs of $225,000 and facility and related expenses of $341,000, including Miikana’s expenses of $389,000, $46,000 and $20,000, respectively. In the corresponding 2005 period, these expenses totaled $735,000, $121,000 and $336,000, respectively.
     Our 2005 research and development expenses for the three-month period ended March 31, 2005 also include an upfront payment of $1,000,000 to Celgene Corporation for the license of tubulin inhibitor compounds. In connection with this license agreement, we paid a $200,000 success fee to Ferghana Partners, Inc.
     General and Administrative Expenses. General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.
     General and administrative expenses increased to $1,865,000, including Miikana’s expenses of $239,000, in the three-month period ended March 31, 2006 from $1,260,000 in the corresponding 2005 period. In addition to Miikana’s general and administrative expenses, the increase relates to the recording of stock-based compensation in the amount of $289,000, pursuant to the adoption of SFAS 123R.
     Investment income. Investment income increased by 76% in the three-month period ended March 31, 2006 to $278,000 from $158,000 in the corresponding 2005 period as a result of higher yields on higher invested balances in interest bearing cash accounts and investments during the 2006 period.
     Dividends on Series A convertible preferred stock. The Consolidated Statement of Operations for the periods ended March 31, 2006 and 2005 reflect a dividend of $251,250 relating to Series A Convertible Preferred Stock held by Celgene pursuant to a Securities Purchase Agreement dated December 31, 2002. The holders of Series A Preferred Stock will accumulate dividends at a rate of 6% and will participate in dividends declared and paid on our common stock, if any. All accumulated dividends must be paid before any dividends may be declared or paid on the common stock. The Company has no plans to pay any dividends in the foreseeable future.
LIQUIDITY AND CAPITAL RESOURCES
     To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses for 2006 and the foreseeable future before we commercialize any products. Under the terms of the license agreements for 2ME2 and Celgene’s tubulin inhibitor program, we must be diligent in bringing potential products to market and may be required to make future milestone payments totaling approximately $850,000 and $25.25 million, respectively. In addition, pursuant to the MKC-1 license agreement with Roche, we may be required to make payments based upon the attainment of certain milestones. If we fail to comply with the milestones or fail to make any required sponsored research or milestone payment, we could face the termination of the relevant license agreement. As of March 31, 2006, none of these milestones have been reached and, as such, there are no payments due.
     In February 2006, we raised gross proceeds of approximately $30 million through the sale of units consisting of warrants and shares of common stock. At March 31, 2006, we had cash and short term investments of approximately $50 million with working capital of approximately $45 million.
     We invest our capital resources with the primary objective of capital preservation. As a result of trends in interest rates, we have invested in some securities with maturity dates of more than 90 days to enhance our investment yields. As such, some of our invested balances are classified as short-term investments rather than cash equivalents in our unaudited consolidated financial statements at March 31, 2006.
     To accomplish our business plans, we will be required to continue to conduct substantial development activities for some or all of our proposed products. The acquisition of Miikana Therapeutics in January 2006 provides an additional product pipeline, including MKC-1, a cell cycle regulator, which entered Phase 2 oncology trials in January 2006. In conjunction with the acquisition, we assumed certain separation obligations totaling approximately $500,000. Under our current operating plans, which include supporting two Phase 2 and one Phase 1 clinical trials for oncology compounds, we expect our 2006 results of operations to reflect a net loss of approximately $60 million which reflects non-cash charges of $29,100,000 associated with the Miikana asset acquisition and $2 million pursuant to the adoption of SFAS 123R. This projection is subject to judgment and estimation and could significantly change. We expect that the majority of our 2006 revenues will continue to be from royalties on the sale of Thalomid®. Based on historical trend and analyst consensus for Thalomid® sales in 2006, we expect to record royalty sharing revenues in excess of $3 million in 2006; however, there can be on assurance in this regard. In addition, under our licensing agreement with Oxford Biomedica, PLC and Oxford Biomedica (UK) Limited Oxford, we are entitled to receive payments upon the achievement of certain milestones. However, we do not control the drug development efforts of Oxford and have no control over when or whether such milestones will be reached. We do not believe that we will receive any developmental milestone payments under these agreements in 2006.
     Based on our assessment of our current capital resources coupled with anticipated inflows, in the absence of additional financing, we believe that we will have adequate resources to fund planned operations for more than twelve months. Our estimate may change, however, based on our decisions with respect to future clinical trials related to our three clinical drug candidates, the timing of receipt of milestone payments, developments in our business including the acquisition of additional intellectual property, other investments in new or complementary technology, and our success in executing our current business plan.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of March 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES
     The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the first quarter of 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that the Company (including its consolidated subsidiaries) records, processes, summarizes and reports information it is required to disclose in its Exchange Act filings within the required time periods.
     There was no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2006 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     EntreMed is subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, except as otherwise disclosed herein, are material.

ITEM 1A. RISK FACTORS
     For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of EntreMed’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and the information under “Special Note Regarding Forward-Looking Statements” included in this report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6.   EXHIBITS

Exhibits

2.1	Agreement and Plan of Merger By and Among EntreMed Inc., E.M.K. Sub Inc., Miikana Therapeutics Inc., and Stockholder Representative, effective December 22, 2005 (filed on December 23, 2005 as Exhibit 2.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference)

10.1	License Agreement By and Between Elan Pharma International Ltd., and EntreMed Inc., effective January 9, 2006*

10.2	Research, Development, and Commercialization Agreement By and Between Hoffmann-La Roche Inc., F. Hoffmann-La Roche Ltd., and Miikana Therapeutics Inc., effective April 20, 2005*

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been filed with the Commission pursuant to our application for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTREMED, INC.
(Registrant)

Date: May 10, 2006	/s/ James S. Burns

James S. Burns
President and Chief Executive Officer

Date: May 10, 2006	/s/ Dane R. Saglio

Dane R. Saglio
Chief Financial Officer

EXHIBIT INDEX
2.1	Agreement and Plan of Merger By and Among EntreMed Inc., E.M.K. Sub Inc., Miikana Therapeutics Inc., and Stockholder Representative, effective December 22, 2005 (filed on December 23, 2005 as Exhibit 2.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference)

10.1	License Agreement By and Between Elan Pharma International Ltd., and EntreMed Inc., effective January 9, 2006

10.2	Research, Development, and Commercialization Agreement By and Between Hoffmann-La Roche Inc., F. Hoffmann-La Roche Ltd., and Miikana Therapeutics Inc., effective April 20, 2005

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer