Form 10-Q
period 2006-09-30
ENTREMED INC
filed 2006-11-06
CIK 895051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at November 1, 2006

Common Stock $.01 Par Value	74,163,498

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
Our forward-looking statements are based on information available to us today, and we will not update these statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date thereof, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to the early stage of our product candidates under development, operating losses and anticipated future losses; variations in sales of Thalamid; the value of our common stock; our need for additional capital; intense competition and rapid technological change in the biopharmaceutical industry; uncertainties relating to our patent and proprietary rights; uncertainties relating to clinical trials, estimated clinical trial commencement dates, government regulation and uncertainties of obtaining regulatory approval on a timely basis or at all. Additional information on the factors and risks that could affect our business, financial condition and results of operations, are contained in our filings with the U.S. Securities and Exchange Commission (SEC), which are available at www.sec.gov.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EntreMed, Inc.
Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,242,050	$11,407,652
Short-term investments	17,186,568	18,674,736
Accounts receivable	3,013,657	3,723,433
Note receivable	—	1,000,000
Interest receivable	75,753	181,231
Prepaid expenses and other	406,611	338,462

Total current assets	42,924,639	35,325,514

Property and equipment, net	879,170	915,337
Other assets	5,526	191,034

Total assets	$43,809,335	$36,431,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,732,259	$5,487,014
Payable to related parties	189,147	228,380
Accrued liabilities	2,519,915	1,038,975
Current portion of loan payable	848,258	—
Current portion of deferred rent	82,593	60,969

Total current liabilities	7,372,172	6,815,338

Deferred rent, less current portion	164,030	230,206
Loan payable, less current portion	104,393	—

Total liabilities	7,640,595	7,045,544

Minority interest	17,493	17,151

Stockholders’ equity:

Convertible preferred stock, $1.00 par value; 5,000,000 shares authorized and 3,350,000 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively (liquidation value — $31,155,000 and $33,500,000, respectively)	3,350,000	3,350,000
Common stock, $.01 par value: 170,000,000 shares authorized, 74,163,498 and 51,106,857 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	740,842	511,069
Additional paid-in capital	346,103,903	295,392,194
Deferred stock-based compensation	—	(102,000)
Treasury stock, at cost: 874,999 shares held at September 30, 2006 and December 31, 2005, respectively	(8,034,244)	(8,034,244)
Accumulated deficit	(306,009,254)	(261,747,829)

Total stockholders’ equity	36,151,247	29,369,190

Total liabilities and stockholders’ equity	$43,809,335	$36,431,885

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Revenues:
Licensing	$—	$—	$—	$590,992
Royalties	3,010,626	1,249,600	3,010,626	1,250,975
Other	12,559	—	12,559	12,343

	3,023,185	1,249,600	3,023,185	1,854,310

Costs and expenses:
Research and development	5,544,134	4,128,756	13,813,440	12,320,465
General and administrative	1,497,612	1,786,868	5,256,958	4,386,840
Acquired In-Process R&D	—	—	29,481,894	—

	7,041,746	5,915,624	48,552,292	16,707,305

Investment income	529,661	284,195	1,377,743	714,488
Interest expense	(36,098)	—	(127,386)	—
Gain on sale of assets	—	2,000	17,325	2,000

Net Loss	(3,524,998)	(4,379,829)	(44,261,425)	(14,136,507)

Dividends on Series A convertible preferred stock	(251,250)	(251,250)	(753,750)	(753,750)

Net loss attributable to common shareholders	$(3,776,248)	$(4,631,079)	$(45,015,175)	$(14,890,257)

Net loss per share (basic and diluted)	$(0.05)	$(0.09)	$(0.63)	$(0.35)

Weighted average number of common shares outstanding (basic and diluted)	73,288,499	49,921,256	70,952,694	42,217,854

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	NINE MONTH PERIOD ENDED
	SEPTEMBER 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(44,261,425)	$(14,136,507)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	342,164	368,271
Gain on sale of fixed assets	(17,325)	—
Write-off of acquired in-process R&D	29,481,894	—
Amortization of premium on ST investments	(809,516)	—
Stock-based compensation expense	1,160,279	174,424
Amortization of deferred stock-based compensation expense	87,426	—
Minority interest	344	96
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	759,058	1,755,296
Interest receivable	105,478	15,721
Prepaid expenses and other	(21,452)	37,278
Deferred rent	(44,552)	(77,483)
Accounts payable	(1,830,388)	1,752,083
Payable to related parties	(39,233)	21,745
Accrued liabilities	(828,123)	(578,927)
Deferred revenue	—	(190,992)

Net cash used in operating activities	(15,915,371)	(10,858,995)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, net of cash received	(2,906,218)	—
Proceeds from sale of property and equipment, net	17,325	—
Purchases of short term investments	(47,880,777)	(933,250)
Maturities of short term investments	50,178,460	—
Purchases of furniture and equipment	(156,528)	(167,819)

Net cash used in investing activities	(747,738)	(1,101,069)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan	(495,472)	—
Net proceeds from sale of common stock	27,992,979	9,905,269

Net cash provided by financing activities	27,497,507	9,905,269

Net increase (decrease) in cash and cash equivalents	10,834,398	(2,054,795)
Cash and cash equivalents at beginning of period	11,407,652	20,425,495

Cash and cash equivalents at end of period	$22,242,050	$18,370,700

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$127,386	$—
Non-cash investing activity:
Stock issued in connection with the acquisition	$21,920,801	$—
See accompanying notes.

ENTREMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 (unaudited)
1. Basis of Presentation
     Our accompanying 2006 unaudited consolidated financial information includes the accounts of our controlled subsidiaries, Miikana Therapeutics, Inc. (Miikana) and Cytokine Sciences, Inc. All intercompany balances and transactions have been eliminated in consolidation.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to our audited consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2005.
2. Short-Term Investments
     Short-term investments consist primarily of corporate debt securities, all of which mature within one year. The Company has classified these investments as available for sale. Such securities are carried at aggregate cost which approximates market. The cost of securities sold is calculated using the specific identification method. Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity. There were no unrealized gains or losses as of September 30, 2006. Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations. Short-term investments are principally uninsured and subject to normal credit risk.
3. Royalty Revenue
     Royalties from licenses are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured. The Company’s 2006 revenues of $3,011,000 resulted from royalties on Celgene’s sale of Thalomid®, which the Company began to recognize in the third quarter.
4. Stock-Based Compensation
     The Company has adopted incentive and nonqualified stock option plans whereby 11,983,333 shares of the Company’s common stock were reserved for grants to various executive, scientific and administrative personnel of the Company as well as outside directors and consultants, of which 988,869 shares remain available for grant under the Company’s 2001 Long-Term Incentive Plan as of September 30, 2006. Options granted under the plan generally vest over a period of up to four years, are not transferable and generally expire ten years from the date of grant.

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) and interpretative literature within SEC Staff Accounting Bulletin No. 107, Share-Based Payment, (SAB 107), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the nine months ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the original grant date fair value estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs for stock options granted prior to January 1, 2006 on an accelerated method, and for stock options granted after January 1, 2006 the compensation costs are recognized based on a straight-line method over the requisite service period, which is generally the option vesting term ranging from three to four years. Prior to the adoption of SFAS 123R, the Company recorded stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).
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
     Expected Term of Options—This is the period of time that the options granted are expected to remain outstanding. EntreMed adopted SAB 107’s simplified method for estimating the expected term of share-based awards granted during the nine months ending September 30, 2006.
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

     Following are the weighted-average assumptions used in valuing the stock options granted to employees during the nine-month periods ended September 30, 2006 and 2005:

	NINE MONTH PERIOD ENDED
	SEPTEMBER 30
	2006	2005
Expected volatility	101.37%	107.81%
Risk-free interest rate	4.50%	4.25%
Expected term of option	5 years	5 years
Forfeiture rate	5.00%	N/A
Expected dividend yield	0.00%	0.00%
     A summary of the Company’s stock options and warrants granted to employees and directors and related information for the nine months ended September 30, 2006 follows:

		Weighted
		Average
	Number of	Exercise
All Employee Options	Shares	Price
Outstanding at January 1, 2006	7,962,017	$9.04
Granted	601,360	1.65
Exercised	(7,500)	1.09
Expired	(194,938)	11.83
Forfeited	—	—

Outstanding at September 30, 2006	8,360,939	$8.47

Vested and expected to vest at September 30, 2006	8,299,373	$8.52

Exercisable at September 30, 2006	7,129,613	$9.53

     The weighted average fair value of stock options granted during the nine and three-month periods ended September 30, 2006 were $1.28 per share and $1.26 per share, respectively.
     As of September 30, 2006, there was approximately $1,200,000 of total unrecognized compensation cost related to nonvested employee stock options. That cost is expected to be recognized over a weighted-average period of up to four years.
     Cash received from option exercises under all share-based payment arrangements for the nine months ended September 30, 2006 and 2005, was $11,456 and $151,865, respectively. Due to the availability of net operating loss carryforwards and research tax credits, tax deductions for option exercises were not recognized in the nine months ended September 30, 2006.

     Total employee share-based compensation expense recognized for the nine months ended September 30, 2006 are as follows:

Nine Months Ended
September 30, 2006
Research and development	$260,459
General and administrative	987,246

Share-based compensation expense	$1,247,705

Net share-based compensation expense, per common share:
Basic and diluted	$0.018

     The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provision of Statement 123 using the assumptions noted above to options granted under the Company’s stock option plans for the nine months ended September 30, 2005. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes Merton option-pricing formula and amortized to expense over the options’ vesting periods.

Nine months ended
September 30, 2005
Actual net loss	$(14,136,507)
Deduct: Stock-based employee compensation expense if SFAS No.123 had been applied to all awards	(822,592)
Add: Stock-based employee compensation included in reported net loss	174,424

Proforma net loss	$(14,784,675)

Dividend on Series A convertible preferred stock	(753,750)

Proforma net loss per share available to common shareholders	$(15,538,425)

Net loss per share:
Basic and diluted — as reported	$(.35)
Basic and diluted — pro forma	$(.37)
5. Acquisition
     In January 2006 the Company acquired Miikana Therapeutics, a private biotechnology company. Pursuant to the Merger Agreement, the Company acquired all of the outstanding capital stock of Miikana Therapeutics, Inc. in exchange for 9.96 million shares of common stock and the assumption of certain obligations. In addition, based on the success of the acquired pre-clinical programs, the Company may pay up to an additional $18 million upon the achievement of certain clinical and regulatory milestones. Such additional payments will be made in cash or shares of stock at the Company’s option. The Company expects that the Aurora Kinase pre-clinical program will advance to a Phase 1 clinical trial in 2007. A dosing of the first patient triggers a purchase price adjustment milestone of $2 million. Through the acquisition, the Company acquired rights to MKC-1, a Phase 2 clinical candidate licensed from Hoffman-LaRoche, Inc. (“Roche”) by Miikana in April 2005. Under the terms of the agreement, Roche may be entitled to receive future payments upon successful completion of developmental milestones. The Company does not anticipate reaching any of these milestones in 2006. Roche is also eligible to receive royalties on sales and certain one-time payments based on attainment of annual sales milestones. The Company has also acted as guarantor on the unpaid balance at September 30, 2006 of approximately $997,000 under a loan agreement with Venture Lending & Leasing IV, Inc. dated October 1, 2004. The final payment is due in October 2007.

     Miikana purchase price allocation
Miikana is a development stage company, accordingly, the acquisition of Miikana is treated as an asset purchase. In accordance with EITF 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Asset or of a Business,” and Statement 141 “Business Combinations” the purchase price was first allocated to the tangible assets acquired and liabilities assumed based on the estimated fair values at the acquisition date. The balance of the purchase price was allocated to intangible assets and recorded as in-process research and development as the research and development projects in Miikana’s pipeline, as of the acquisition date, had not reached technological feasibility and had no alternative use.
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

6. Licensing Agreement
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

7. Sale of Securities
     In February 2006, the Company entered into definitive agreements with institutional investors for the private placement of units consisting of shares of common stock and warrants at a purchase price of $2.3125 per unit. In connection with the placement, the Company received gross proceeds of approximately $30 million, $28 million after issuance costs, and issued approximately 13 million shares of common stock and warrants to purchase up to 6.5 million additional shares of common stock at an exercise price of $2.50 per share. The warrants are not exercisable until six months after the closing. In April 2006, the Company registered the resale of the shares and the shares underlying the warrants.
8. Related Party Transactions
     Until September 2006, the Company received legal services from a law firm with which one of the Company’s former officers was associated. During the nine months ended September 30, 2006 these services totaled $715,000, the majority representing patent work. These costs are recorded as research and development expenses of $550,000, general and administrative expenses of $149,000 and costs related to the Miikana acquisition of $16,000. At September 30, 2006 amounts payable to this party are reflected on our balance sheet as payable to related parties in the amount of $189,000. The Company completed a sale of common stock and warrants in February 2006. Celgene Corporation, the Company’s largest shareholder, acquired 864,864 shares of common stock and 432,432 warrants convertible into shares of common stock in the transaction (see footnote 7), on the same terms and conditions as the other purchasers in the transaction.
9. Recent Accounting Pronouncement
     In June 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
     We are a clinical-stage pharmaceutical company focused on developing next generation multi-mechanism oncology and anti-inflammatory drugs that target disease cells directly and the blood vessels that nourish them. We are focused on developing drugs that are safe and convenient, and provide the potential for improved patient outcomes. Panzem® (2-methoxyestradiol or 2ME2), one of our lead drug candidates, is currently in Phase 2 clinical trials for cancer, as well as in preclinical development for rheumatoid arthritis. MKC-1, a novel cell cycle inhibitor, is also in Phase 2 clinical trials for cancer. ENMD-1198, a novel tubulin binding agent discovered by EntreMed, is currently in a Phase 1 clinical trial for cancer. As our research and development efforts have shifted to a more clinical focus, expenditures have increased and will continue to increase in the fourth quarter of 2006 as we secure material to support on-going and planned trials for our three clinical-stage candidates.

     In January 2006, we acquired Miikana Therapeutics, Inc., a clinical-stage biopharmaceutical company with research laboratories in Toronto, Canada. As a result of the transaction, we enhanced our pipeline with the addition of a Phase 2 drug candidate, MKC-1, and two preclinical programs, one in aurora kinase inhibition and one in HDAC inhibition, both for the treatment of cancer.
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
CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES
     The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Our critical accounting policies, including the items in our financial statements requiring significant estimates and judgments, are as follows:
•	Revenue Recognition — We recognize revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured.
•	Royalty Revenue — Royalties from licenses are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured. We expect that the majority of our 2006 revenues will be from royalties on the sale of Thalomid®, which we began to recognize in the third quarter. In 2004 certain provisions of a purchase agreement dated June 14, 2001 by and between Bioventure Investments kft (“Bioventure”) and the Company were satisfied, and, as a result, beginning in 2005 we became entitled to share in the royalty payments received by Royalty Pharma Finance Trust, successor to Bioventure, on annual Thalomid® sales above a certain threshold. Based on the licensing agreement royalty formula, annual royalty sharing commences with Thalomid® annual sales of approximately $225 million. The Company also is eligible to receive royalty payments under a February 2004 agreement with Children’s Medical Center Corporation (“CMCC”) and Alchemgen Therapeutics. Under the agreement, Alchemgen received rights to market endostatin and angiostatin in Asia. We do not expect to receive royalties under this agreement in 2006. In the future, royalty payments, if any, will be recorded as revenue when received and/or when collectibility is reasonably assured.

•	Research and Development — Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development costs are expensed as incurred.

•	Stock-Based Compensation — Issued in December 2004, Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) requires public companies to recognize expense associated with share-based compensation arrangements, including employee stock options and stock purchase plans, using a fair value-based option pricing model, and eliminates the alternative to use the intrinsic value method of accounting for share-based payments. SFAS 123R is effective for our fiscal year beginning January 1, 2006. Adoption of the expense provisions of SFAS 123R have a material impact on our results of operations. We have applied the modified prospective transition method; accordingly, compensation expense is reflected in the financial statements beginning January 1, 2006 with no restatement of prior periods. Compensation expense is recognized for awards that are granted, modified, repurchased or cancelled on or after January 1, 2006, as well as for the portion of awards previously granted that have not vested as of January 1, 2006. For the adoption of SFAS 123R, we have selected the straight-line expense attribution method, whereas our previous expense attribution method was the graded-vesting method, an accelerated method, described by FIN 28.
     Any future changes to our share-based compensation strategy or programs would likely affect the amount of compensation expense recognized under SFAS 123R and the comparability to our prior period footnote disclosures of pro forma net earnings and earnings per share. Share-based compensation expense recognized in the three and nine months ended September 30, 2006 totaled $340,000 and $1,248,000, respectively.
Recent Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.

RESULTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2006 and September 30, 2005.
     • Revenues. Revenues increased to $3,023,000 in the three-month period ended September 30, 2006 compared to $1,250,000 in the corresponding 2005 period. For the nine-month period ended September 30, 2006, revenues increased 63% to $3,023,000 from $1,854,000 for the 2005 nine-month period. The increase in revenues for the three and nine-month periods results from the recognition of royalty revenue earned on sales of Thalomid®. In the third quarter of 2005, we reached certain milestones under our purchase agreement with Royalty Pharma Finance Trust, and began to share in the royalty payments received by Royalty Pharma on annual Thalomid® sales above a certain threshold. Based on the licensing agreement royalty formula, annual royalty sharing commences with Thalomid® annual sales of approximately $225 million. Thalomid® sales in 2006 and in 2005 surpassed the sharing point in the three-month period ended September 30, and we recorded royalty revenue of $3,011,000 and $1,249,600 in 2006 and 2005, respectively. There were no licensing revenues recorded in the three and nine-month periods ended September 30, 2006, compared to $0 and $591,000 in the corresponding 2005 periods. The 2005 revenues represent the accelerated recognition of deferred licensing revenues from the January 2002 agreement with Allergan and the recognition of a $400,000 licensing payment from Alchemgen in May 2005. Our 2006 revenues, for the most part, will result from royalties resulting from Celgene’s sale of Thalomid®. As previously reported, we continue to earn royalties pursuant to a 2001 agreement with Royalty Pharma, as noted above.
     Research and Development Expenses. At September 30, 2006, accumulated direct project expenses for Panzem® , our lead drug candidate, totaled $39,691,000 and for ENMD-1198, a tubulin binding agent that recently entered Phase 1 trials for cancer, totaled $6,521,000. Reflected in our R&D expenses totaling $13,813,000 for the nine-month period ended September 30, 2006 are direct project expenses for Panzem® of $4,397,000, $1,148,000 related to ENMD-1198, and $1,958,000 related to MKC-1, a Phase 2 clinical candidate acquired with Miikana in January 2006. Research and development expenses for the corresponding 2005 period were $12,320,000, which included $4,650,000 direct project expenses for Panzem® and $2,607,000 related to ENMD-1198. There were no Miikana costs reported in 2005. For the three-month period ended September 30, 2006, research and development expenses totaled $5,544,000, an increase from $4,129,000 for the comparable 2005 period. Included in the 2006 three-month period are expenses related to Panzem® of $1,661,000 versus $1,875,000 in 2005, expenses related to our 2ME2 analog program of $349,000 versus $1,130,000 in 2005 and expenses related to MKC-1 of $1,071,000 versus no such expense in 2005. The 2006 research and development expenses reflect the cost of initiating and supporting multiple Phase 2 trials for Panzem®NCD, a multi-site Phase 2 trial for MKC-1 and also a Phase 1 clinical trial for ENMD-1198. We believe our research and development expenses will increase with additional patient enrollment and the initiation of additional clinical trials.
     The balance of our R&D expenditures includes facilities costs and other departmental overhead, and expenditures related to the advancement of our pre-clinical pipeline. These costs totaled $6,310,000 and $4,063,000 for the nine-month period ended September 30, 2006 and 2005, respectively, and $2,463,000 and $1,124,000 for the three-month period ended September 30, 2006 and 2005, respectively. The increase for the nine-month period is primarily attributable to the Miikana acquisition of $1,446,000 and approximately $260,000 additional non-cash stock-based compensation, pursuant to the adoption of SFAS 123R.

     The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. As of September 30, 2006, we have two product candidates, Panzem® NCD and MKC-1, in Phase 2 clinical trials for cancer. We expect our R&D expenses to trend higher reflecting the costs of supporting multiple Phase 2 trials including the costs of securing clinical drug supply. Additionally, in the first quarter of 2006, ENMD-1198 commenced Phase 1 clinical trials in cancer. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.
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
     As a result of the uncertainties discussed above, among others, we are unable to estimate the duration and completion costs of our research and development projects. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. There can be no assurance that we will be able to successfully access external sources of financing in the future. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.
     Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development expenses increased to $13,813,000 in the nine months ended September 30, 2006 from $12,320,000 for the corresponding period in 2005 and to $5,544,000 for the three months ended September 30, 2006 from $4,129,000 for the corresponding period in 2005. The 2006 expenses include Miikana research and development costs of $3,404,000 and $1,606,000 for the nine and three-month periods, respectively. The increase in 2006 R&D expenses reflects a shift in emphasis to a clinical focus. Expenditures during the three and nine months ended September 30, 2006 were specifically impacted by the following:
•	Outside Services — We utilize outsourcing to conduct our product development activities. Larger-scale small molecule synthesis, in vivo testing and data analysis are examples of the services that we outsource. In the three-month period ended September 30, 2006, we expended $846,000 on these activities versus $755,000 in the same 2005 period. For the nine-month period ended September 30, 2006 outside services were $1,985,000, compared to $1,892,000 for the same 2005 period While the costs for the two periods were very similar, the 2006 expense includes $352,000 related to Miikana’s outside services. An offsetting decrease in expenses resulted from the absence of certain preclinical activities related to ENMD-1198, which is now in Phase 1 trials.

•	Collaborative Research Agreements — We made payments to collaborators of $53,000 and $125,000 for the three months ended September 30, 2006 and 2005, respectively, and $195,000 and $557,000 for the nine months ended September 30, 2006 and 2005, respectively. Our collaborative efforts are primarily directed towards further exploration of 2ME2 mechanism-of-action (MOA) and Panzem® non-oncology applications. With our lead programs in Phase 2 clinical trials, we have reduced our collaborative efforts. Additionally, as our earlier pre-clinical pipeline matures, we expect that there will be an increase in our collaborative efforts in collecting pre-clinical data.

•	Clinical Trial Costs — Clinical trial costs increased to $698,000 in the three months ended September 30, 2006, from $375,000 in the three-month period ended September 30, 2005. Clinical trial costs for the nine-month period ended September 30, 2006 increased to $1,735,000 from $861,000 for the comparable 2005 period. The increase reflects the initiation of Phase 2 clinical trials for Panzem®NCD, the initiation of Phase 2 clinical trials for MKC-1 and the initiation of Phase 1 clinical trials for ENMD-1198. Costs of such trials include the clinical site fees, monitoring costs and data management costs.

•	Contract Manufacturing Costs — The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, and product release costs. Contract manufacturing costs totaled $1,807,000 and $1,413,000 for the three months ended September 30, 2006 and 2005, respectively. For the nine-month period ended September 30, 2006 manufacturing costs increased to $3,339,000 from $3,049,000 for the comparable 2005 period. Included in the 2006 amount is $638,000 related to the bulk acquisition and encapsulation of material for the Phase 2 trials for MKC-1. We expect these expenditures to continue to increase as we secure material to support the recently announced expansion of the clinical programs for our lead compounds Panzem®NCD and MKC-1.
     Also reflected in our 2006 research and development expenses for the three-month period ended September 30, 2006 are personnel costs of $1,040,000, patent costs of $170,000 and facility and related expenses of $381,000, including Miikana’s expenses of $244,000, $32,000 and $34,000, respectively. In the corresponding 2005 period, these expenses totaled $726,000, $157,000 and $349,000, respectively. For the nine-month period ended September 30, 2006, personnel costs were $3,263,000, patent costs were $593,000 and facility and related expenses were $1,129,000, including Miikana’s expenses of $864,000, $120,000 and $147,000, respectively. In the corresponding 2005 period, these expenses totaled $2,194,000, $483,000 and $1,024,000, respectively.
     General and Administrative Expenses. General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.
     General and administrative expenses decreased to $1,498,000, including Miikana’s expenses of $21,000, in the three-month period ended September 30, 2006 from $1,787,000 in the corresponding 2005 period. The 2005 three-month period reflects payments of approximately $300,000 for certain professional services incurred in evaluating potential product and technology acquisitions, offset by an increase in the 2006 three-month period of $106,000 relating to the recording of additional non-cash stock-based compensation, pursuant to the adoption of SFAS 123R. For the nine-month period, general and administrative expenses increased in 2006 to $5,257,000, including Miikana’s expenses of $375,000, from $4,387,000 for the corresponding 2005 period. In addition to Miikana’s general and administrative expenses, the 2006 increase relates to the recording of additional non-cash stock-based compensation in the amount of $812,000, offset by decreased professional fees of approximately $300,000 for the nine-month period.

     Investment income. Investment income increased by 86% in the three-month period ended September 30, 2006 to $530,000 from $284,000 in the corresponding 2005 period and increased 93% in the nine-month period ended September 30, 2006 to $1,378,000 from $714,000 in the corresponding 2005 period as a result of higher yields on higher invested balances in interest bearing cash accounts and investments during the 2006 period.
     Interest expense. Interest expense for the three and nine-month periods ended September 30, 2006 was $36,000 and $127,000, respectively. There was no interest expense for the corresponding 2005 periods.
     Dividends on Series A convertible preferred stock. The Consolidated Statement of Operations for the three and nine-month periods ended September 30, 2006 and 2005 reflect a dividend of $251,250 and $753,750, respectively, relating to Series A Convertible Preferred Stock held by Celgene pursuant to a Securities Purchase Agreement dated December 31, 2002. The holders of Series A Preferred Stock will accumulate dividends at a rate of 6% and will participate in dividends declared and paid on our common stock, if any. All accumulated dividends must be paid before any dividends may be declared or paid on the common stock. The Company has no plans to pay any dividends in the foreseeable future.
LIQUIDITY AND CAPITAL
     We are primarily engaged in research and development activities. As a result, we have incurred and expect to continue to incur operating losses for 2006 and the foreseeable future before we commercialize any products. Under the terms of the license agreements for 2ME2 and Celgene’s tubulin inhibitor program, we must be diligent in bringing potential products to market and we may be required to make future milestone payments totaling approximately $850,000 and $25.25 million, respectively. In addition, pursuant to our MKC-1 license agreement with Roche, we may be required to make payments based upon the attainment of certain clinical, regulatory and commercialization milestones. As a result of progress in our licensed clinical and preclinical programs, milestones requiring payments totaling $600,000 could be reached in 2006, and an additional milestone payment of $1,000,000 would be payable in 2007 if a lead compound under our license agreement with Celgene reached the IND (Investigational New Drug) stage. If we fail to comply with the milestones or fail to make any required sponsored research or milestone payment, we could face the termination of the relevant license agreement.
     Pursuant to the terms of the Miikana Merger Agreement, a purchase price adjustment of $2,000,000 is payable when one of the acquired preclinical programs advances to a Phase 1 clinical trial. We believe that the Aurora Kinase program could advance to the clinical trial stage in 2007. If this occurs, the $2,000,000 is payable in either cash or common stock, at our option.

     In February 2006, we raised gross proceeds of approximately $30 million through the sale of units consisting of warrants and shares of common stock in a private placement. At September 30, 2006, we had cash and short term investments exceeding $39 million with working capital of approximately $36 million.
     We invest our capital resources with the primary objective of capital preservation. As a result of trends in interest rates, we have invested in some securities with maturity dates of more than 90 days to enhance our investment yields. As such, some of our invested balances are classified as short-term investments rather than cash equivalents in our unaudited consolidated financial statements at September 30, 2006.
     To accomplish our business plans, we will be required to continue to conduct substantial development activities for some or all of our proposed products. The acquisition of Miikana Therapeutics in January 2006 provides an additional product pipeline, including MKC-1, a cell cycle regulator, which entered Phase 2 oncology trials in January 2006. In conjunction with the acquisition, we assumed certain separation obligations totaling approximately $500,000. Under our current operating plans, which include supporting two Phase 2 and one Phase 1 clinical programs for oncology compounds, we expect our 2006 results of operations to reflect a net loss of approximately $51 million which includes non-cash charges of approximately $29,500,000 associated with the Miikana asset acquisition and $1.4 million pursuant to the adoption of SFAS 123R. This projection is subject to judgment and estimation and could significantly change. We expect that the majority of our 2006 revenues will continue to be from royalties on the sale of Thalomid®. We began recording royalty sharing revenues in the third quarter of 2006, and believe the 2006 total will reach approximately $6 million; however, there can be no assurance in this regard. In addition, under our licensing agreement with Oxford Biomedica, PLC and Oxford Biomedica (UK) Limited Oxford, we are entitled to receive payments upon the achievement of certain clinical and regulatory milestones. However, we do not control the drug development efforts of Oxford and have no control over when or whether such milestones will be reached. We do not believe that we will receive any developmental milestone payments under these agreements in 2006.
     Based on our assessment of our current capital resources coupled with anticipated inflows, in the absence of additional financing, we believe that we will have adequate resources to fund planned operations for at least twelve months. Our estimate may change, however, based on our decisions with respect to future clinical trials related to our three clinical drug candidates, the timing of receipt of milestone payments, developments in our business including the acquisition of additional intellectual property, other investments in new or complementary technology, and our success in executing our current business plan.
     We intend to continue to pursue strategic relationships that would address our long-term needs and provide resources for the further development of our product candidates. There can be no assurance, however, that these discussions will result in relationships or additional funding. In addition, we may continue to seek capital through the public or private sale of securities, if market conditions are favorable for doing so. If we are successful in raising additional funds through the issuance of equity securities, stockholders will likely experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of our common stock. There can be no assurance that we will be successful in seeking additional capital.

INFLATION AND INTEREST RATE CHANGES
     Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of September 30, 2006.
ITEM 4. CONTROLS AND PROCEDURES
     As of September 30, 2006, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the CEO and CFO concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in the Company’s periodic SEC reports. Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.
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

ENTREMED, INC.
(Registrant)

Date: November 6, 2006	/s/ James S. Burns
James S. Burns
President and Chief Executive Officer

Date: November 6, 2006	/s/ Dane R. Saglio
Dane R. Saglio
Chief Financial Officer

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer