Form 10-Q
period 2007-03-31
ENTREMED INC
filed 2007-05-09
CIK 895051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at April 23, 2007

Common Stock $.01 Par Value	84,890,998

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EntreMed, Inc.
Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,436,218	$20,896,141
Short-term investments	30,796,828	29,673,956
Accounts receivable	—	3,845,000
Interest receivable	54,728	73,895
Prepaid expenses and other	286,353	377,871

Total current assets	46,574,127	54,866,863

Property and equipment, net	768,857	847,561
Other assets	4,693	5,110

Total assets	$47,347,677	$55,719,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,521,096	$5,909,317
Payable to related parties	—	37,535
Accrued liabilities	1,446,709	1,810,515
Loan payable	542,687	751,093
Current portion of deferred rent	97,176	89,849

Total current liabilities	7,607,668	8,598,309

Deferred rent, less current portion	114,196	140,357

Total liabilities	7,721,864	8,738,666

Minority interest	17,697	17,649

Stockholders’ equity:

Convertible preferred stock, $1.00 par value;
5,000,000 shares authorized and 3,350,000 shares issued and outstanding at March 31, 2007 and December 31, 2006 (liquidation value — $33,500,000 at March 31, 2007 and December 31, 2006)	3,350,000	3,350,000
Common stock, $.01 par value:
170,000,000 and 120,000 shares authorized:
84,867,629 and 84,839,585 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	848,682	848,400
Additional paid-in capital	362,605,300	362,318,737
Treasury stock, at cost: 874,999 shares held at March 31, 2007 and December 31, 2006	(8,034,244)	(8,034,244)
Accumulated other comprehensive income	148,850	117,212
Accumulated deficit	(319,310,472)	(311,636,886)

Total stockholders’ equity	39,608,116	46,963,219

Total liabilities and stockholders’ equity	$47,347,677	$55,719,534

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Revenues:
Licensing	$—	$—
Royalties	—	—
Other	—	—

	—	—
Costs and expenses:
Research and development	6,398,696	4,011,100
General and administrative	1,831,326	1,816,694
Acquired In-Process R&D	—	29,128,061

	8,230,022	34,955,855

Investment income	578,913	278,465
Interest expense	(22,477)	(48,713)
Gain on sale of assets	—	15,400

Net Loss	(7,673,586)	(34,710,703)

Dividends on Series A convertible preferred stock	(251,250)	(251,250)

Net loss attributable to common shareholders	$(7,924,836)	$(34,961,953)

Net loss per share (basic and diluted)	$(0.09)	$(0.53)

Weighted average number of common shares outstanding (basic and diluted)	84,015,999	66,297,950

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	THREE MONTH PERIOD ENDED
	MARCH 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,673,586)	$(34,710,703)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	92,498	121,375
Gain on sale of assets	—	(15,400)
Write-off of acquired in-process R&D	—	29,128,061
Amortization of premium on short-term investments	(401,289)	(116,513)
Stock-based compensation expense	297,487	348,909
Amortization of deferred stock-based compensation expense	—	43,713
Minority interest	46	90
Changes in operating assets and liabilities:
Accounts receivable	3,845,045	3,683,100
Interest receivable	19,167	113,028
Prepaid expenses and other	91,890	998
Deferred rent	(18,834)	(11,720)
Accounts payable	(388,220)	(2,575,813)
Payable to related parties	(37,535)	(39,553)
Accrued liabilities	(363,806)	(1,426,803)

Net cash used in operating activities	(4,537,137)	(5,457,231)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, net of cash received	—	(2,552,385)
Proceeds from sale of property and equipment, net	—	15,400
Purchases of short term investments	(8,289,946)	(17,959,367)
Maturities of short term investments	7,600,000	7,430,000
Purchases of furniture and equipment	(13,793)	(32,599)

Net cash used in investing activities	(703,739)	(13,098,951)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan	(208,406)	(112,006)
Net (costs) proceeds from sale of common stock	(10,641)	28,064,309

Net cash (used in) provided by financing activities	(219,047)	27,952,303

Net (decrease) increase in cash and cash equivalents	(5,459,923)	9,396,121
Cash and cash equivalents at beginning of period	20,896,141	11,407,652

Cash and cash equivalents at end of period	$15,436,218	$20,803,773

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$22,477	$48,713
Non-cash investing activity:
Stock issued in connection with the acquisition of Miikana	$—	$21,920,801
See accompanying notes.

ENTREMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 (unaudited)
1. Basis of Presentation
     Our accompanying 2007 unaudited consolidated financial information includes the accounts of our controlled subsidiaries, Miikana Therapeutics, Inc. (Miikana) and Cytokine Sciences, Inc. All intercompany balances and transactions have been eliminated in consolidation.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to our audited consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2006.
2. Short-Term Investments
     Short-term investments consist primarily of corporate debt securities, all of which mature within one year. The Company has classified these investments as available for sale. Such securities are carried at fair market value. The cost of securities sold is calculated using the specific identification method. Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity. Unrealized gains of $31,638 were recorded for the three months ended March 31, 2007. There were no unrealized gains or losses as of March 31, 2006. Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations. Short-term investments are principally uninsured and subject to normal credit risk.
3. Share-Based Compensation
     The Company has adopted incentive and nonqualified stock option plans whereby 11,983,333 shares of the Company’s common stock were reserved for grants to various executive, scientific and administrative personnel of the Company as well as outside directors and consultants, of which 590,454 shares remain available for grant under the Company’s 2001 Long-Term Incentive Plan as of March 31, 2007. Options granted under the plan vest over periods varying from immediately to three years, are not transferable and generally expire ten years from the date of grant.

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) and interpretative literature within SEC Staff Accounting Bulletin No. 107, Share-Based Payment, (SAB 107), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, share-based compensation expense for the three months ended March 31, 2007 and March 31, 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the original grant date fair value estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs for stock options granted prior to January 1, 2006 on an accelerated method, and for stock options granted after January 1, 2006 the compensation costs are recognized based on a straight-line method over the requisite service period, which is generally the option vesting term of three years.
     As a result of the adoption of SFAS 123R, the Company’s net loss for the three months ended March 31, 2007 and March 31, 2006 includes compensation expense of $297,487 and $392,622, respectively, related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
Research and development	46,432	103,955
General and administrative	251,055	288,667

Share-based compensation expense	$297,487	$392,622

Net share-based compensation expense, per common share:
Basic and diluted	$0.004	$0.006

     The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of stock options granted to employees. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award.
     Following are the weighted-average assumptions used in valuing the stock options granted to employees during the three-month periods ended March 31, 2007 and 2006:

	THREE MONTH PERIOD ENDED
	MARCH 31,
	2007	2006
Expected volatility	101.00%	103.40%
Risk-free interest rate	4.58%	4.59%
Expected term of option	5 years	5 years
Forfeiture rate	5.00%	5.00%
Expected dividend yield	0.00%	0.00%

     The weighted average fair value of stock options granted during the three-month periods ended March 31, 2007 and 2006 was $1.31 and $1.78, respectively.
     A summary of the Company’s stock option plans and of changes in options outstanding under the plans for the three months ended March 31, 2007, is as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at January 1, 2007	8,111,086	$7.87
Granted	201,216	$1.70
Exercised	—	—
Expired	(1,750)	$13.43
Forfeited	(3,573)	$1.74

Outstanding at March 31, 2007	8,306,979	$7.72

Vested and expected to vest at March 31, 2007	8,234,900	$7.77

Exercisable at March 31, 2007	6,865,404	$8.93

     Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2006 was $8,175. There were no options exercised in the three months ended March 31, 2007. Due to the availability of net operating loss carryforwards and research tax credits, tax deductions for option exercises were not recognized.
4. Acquisition
     In January 2006, the Company acquired Miikana Therapeutics, a private biotechnology company. Pursuant to the Merger Agreement, the Company acquired all of the outstanding capital stock of Miikana Therapeutics, Inc. in exchange for 9.96 million shares of the Company’s common stock and the assumption of certain obligations. In addition, based on the success of the acquired pre-clinical programs, the Company may pay up to an additional $18 million upon the achievement of certain clinical and regulatory milestones. Such additional payments will be made in cash or shares of stock at the Company’s option. The Company expects that the Aurora Kinase pre-clinical program will advance to the filing of an IND in 2007 and commence clinical trials in 2008. A dosing of the first patient triggers a purchase price adjustment milestone of $2 million. Through the acquisition, the Company acquired rights to MKC-1, a Phase 2 clinical candidate licensed from Hoffman-LaRoche, Inc. (“Roche”) by Miikana in April 2005. Under the terms of the agreement, Roche may be entitled to receive future payments upon successful completion of developmental milestones. The Company does not anticipate reaching any of these milestones in 2007. Roche is also eligible to receive royalties on sales and certain one-time payments based on attainment of annual sales milestones.
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
     The total purchase price allocated was $30.1 million, consisting of 9,964,000 shares of our common stock with a fair value of $21.9 million, assumed debt of $1.5 million, assumed current liabilities of $2.7 million, $1 million loaned to Miikana prior to the closing and acquisition costs of $3 million. The fair value of common stock was determined using the closing price at the date of acquisition. As of March 31, 2006, the initial allocation of $29,100,000 was recorded as in-process research and development, with additional incidental acquisition expenses of $400,000 recorded in the second quarter of 2006.
     The allocation is as follows:

Fair value of tangible assets acquired	$600,000
In- process research and development	29,500,000

Total	$30,100,000

5. Related Party Transactions
     There were no related-party transactions in the three months ended March 31, 2007. Until September 2006, we received legal services from a law firm with which one of the Company’s former officers was associated. During the three months ended March 31, 2006, these services totaled $278,000, the majority representing patent work. These costs were recorded as research and development expenses of $208,000, general and administrative expenses of $54,000 and costs related to the Miikana acquisition of $16,000. The Company completed a sale of common stock and warrants in February 2006. Celgene Corporation, the Company’s largest shareholder, acquired 864,864 shares of common stock and 432,432 warrants convertible into shares of common stock in the transaction, on the same terms and conditions as the other purchasers in the transaction.
6. Income Taxes
     We have adopted FIN 48, Accounting for Uncertainty in Income Taxes, as of January, 1, 2007. This standard modifies the previous guidance provided by FAS 5, Accounting for Contingencies and FAS 109, Accounting for Income Taxes for uncertainties related to the Company’s income tax liabilities. We have analyzed our income tax posture using the criteria required by FIN 48 and concluded that there is no cumulative effect allocable to equity as a result of adopting this standard. At December 31, 2006, we have $2.75 million unrecognized tax benefit which has no net balance sheet impact.
     There is no increase recorded through March 31, 2007 related to material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions. We are maintaining our historical method of not accruing interest (net of related tax benefits) and penalties associated with unrecognized income tax benefits as a component of income tax expense.

     The tax returns for all years in our major tax jurisdictions are not settled as of January 1, 2007; no changes in settled tax years have occurred through March 31, 2007. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), we treat all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
     We are a clinical-stage pharmaceutical company focused on developing next generation multi-mechanism oncology and anti-inflammatory drugs that target disease cells directly and the blood vessels that nourish them. We are focused on developing drugs that are safe and convenient, and provide the potential for improved patient outcomes. Panzem® (2-methoxyestradiol or 2ME2), one of our lead drug candidates, is currently in Phase 2 clinical trials for cancer, as well as in preclinical development for rheumatoid arthritis. MKC-1, a novel cell cycle inhibitor, is also in Phase 2 clinical trials for cancer. ENMD-1198, a novel tubulin binding agent discovered by EntreMed, is currently in a Phase 1 clinical trial for cancer. With the initiation of multiple Phase 2 clinical trials for two product candidates, we now have three product candidates in clinical development and expect operational expenses to remain at similar levels or increase through 2007 as we continue the existing clinical programs and also bring additional product candidates towards clinical development. Our goal is to develop and commercialize drugs based on our scientific expertise in angiogenesis, cell cycle regulation and inflammation — processes vital to the progression of cancer and other diseases. Our three product candidates are based on these mechanisms. In order to further advance our commercial objectives, we may seek strategic alliances, licensing relationships and co-development partnerships with other companies to develop compounds for both oncology and non-oncology therapeutic areas.
CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES
     The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Our critical accounting policies, including the items in our financial statements requiring significant estimates and judgments, are as follows:
–	Revenue Recognition — We recognize revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured.

–	Royalty Revenue — Royalties from licenses are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured. We expect that the majority of our 2007 revenues will be from royalties on the sale of Thalomid®, which we expect to begin to recognize in the third quarter. In 2004 certain provisions of a purchase agreement dated June 14, 2001 by and between Bioventure Investments kft (“Bioventure”) and the Company were satisfied, and, as a result, beginning in 2005 we became entitled to share in the royalty payments received by Royalty Pharma Finance Trust, successor to Bioventure, on annual Thalomid® sales above a certain threshold. Based on the licensing agreement royalty formula, annual royalty sharing commences with Thalomid® annual sales of approximately $225 million. The Company also is eligible to receive royalty payments under a February 2004 agreement with Children’s Medical Center Corporation (“CMCC”) and Alchemgen Therapeutics. Under the agreement, Alchemgen received rights to market endostatin and angiostatin in Asia. We do not expect to receive royalties under this agreement in 2007. In the future, royalty payments, if any, will be recorded as revenue when received and/or when collectibility is reasonably assured.
–	Research and Development — Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development costs are expensed as incurred.

–	Expenses for Clinical Trials — Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the underlying data. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes enrollment. Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and when a patient drops out of a trial. Information about patient enrollment can become available significantly after we report our expenses for clinical trials, in which case we would change our estimate of the remaining cost of a trial. Costs that are based on clinical data collection and management are recognized based on estimates of unbilled goods and services received in the reporting period. In the event of early termination of a clinical trial, we would accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

–	Stock-Based Compensation — Issued in December 2004, Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) requires companies to recognize expense associated with share-based compensation arrangements, including employee stock options and stock purchase plans, using a fair value-based option pricing model, and eliminates the alternative to use the intrinsic value method of accounting for share-based payments. SFAS 123R was effective beginning January 1, 2006. Adoption of the expense provisions of SFAS 123R has a material impact on our results of operations. We have applied the modified prospective transition method; accordingly, compensation expense is reflected in the financial statements beginning January 1, 2006 with no restatement of prior periods. Compensation expense is recognized for awards that are granted, modified, repurchased or cancelled on or after January 1, 2006, as well as for the portion of awards previously granted that have not vested as of January 1, 2006. For the adoption of SFAS 123R, we have selected the straight-line expense attribution method, whereas our previous expense attribution method was the graded-vesting method, an accelerated method, described by FIN 28. Our results of operations are impacted by the recognition of non-cash expense related to the fair value of our share-based compensation awards.
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
     Any future changes to our share-based compensation strategy or programs would likely affect the amount of compensation expense recognized under SFAS 123R. Share-based compensation expense recognized in the three months ended March 31, 2007 and 2006 totaled $297,487 and $392,622, respectively.
RESULTS OF OPERATIONS
For the Three Months Ended March 31, 2007 and March 31, 2006.
     Revenues. There were no revenues recorded during the quarters ended March 31, 2007 or March 31, 2006. We do not expect to record revenue in 2007 until the third quarter. Our 2007 revenues, if any, will result from Celgene’s sale of Thalomid®. We earn royalties once sales of Thalomid exceed $225 million annually, pursuant to a 2001 agreement with Royalty Pharma, as noted above.
     Research and Development Expenses. With two product candidates in Phase 2 trials, our research and development expenses totaled $6,399,000 for the three months ended March 31, 2007. Research and development expenses for the corresponding 2006 period were $4,011,000. Our research and development expenses for the quarter ended March 31, 2007 reflect our continued shift to a more clinical focus. With the advancement of Panzem® NCD, coupled with the January 2006 acquisition of Miikana Therapeutics, Inc. and the initiation of Phase 1 clinical trials for ENMD-1198, we now have three product candidates in various stages of clinical development. The 2006 expansion of our clinical base included initiating multiple trials for Panzem® NCD and MKC-1, in addition to the Phase 1 trial for ENMD-1198. The 2007 increase relates directly to the expanded clinical activity and includes higher clinical and regulatory costs and higher contract manufacturing costs related to the purchase and formulation of clinical material, as further described below. Reflected in our R&D expenses totaling $6,399,000 for the three-month period ended March 31, 2007 are direct project expenses for Panzem® of $2,936,000, $399,000 related to ENMD-1198, and

$653,000 related to MKC-1. The 2006 research and development expenses for the comparable period included $1,280,000 direct project expenses for Panzem®, $414,000 related to ENMD-1198, and $432,000 related to MKC-1. At March 31, 2007, accumulated direct project expenses for Panzem®, our lead drug candidate, totaled $46,038,000, for ENMD-1198 totaled $7,856,000, and for MKC-1 totaled $3,653,000 since acquisition. The balance of our R&D expenditures includes facilities costs and other departmental overhead, and expenditures related to the advancement of our pre-clinical pipeline. These costs totaled $2,411,000 and $1,885,000 for the three-month periods ended March 31, 2007 and 2006, respectively. The 2007 increase is primarily attributable to preclinical costs associated with advancing Panzem® NCD towards an IND filing for the treatment of rheumatoid arthritis and ENMD-981693 towards an IND in oncology. With three programs currently in clinical development and two additional programs heading to IND filings later this year, we expect research and development expenditures to remain at similar levels or increase throughout 2007.
     The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. As of March 31, 2007, we have three product candidates in clinical trials for cancer. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.
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
     Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development expenses increased to $6,399,000 in the quarter ended March 31, 2007 from $4,011,000 for the corresponding period in 2006. The increase in R&D expenses during the quarter ended March 31, 2007 was specifically impacted by the following:
–	Outside Services — We utilize outsourcing to conduct our product development activities. Larger-scale small molecule synthesis, in vivo testing and data analysis are examples of the services that we outsource. In the three-month period ended March 31, 2007, we expended $617,000 on these activities versus $338,000 in the same 2006 period. The increase reflects costs associated with advancing Panzem® NCD towards an IND filing for the treatment of rheumatoid arthritis and ENMD-981693 towards an IND in oncology.

–	Clinical Trial Costs — Clinical trial costs increased to $1,156,000 in the three months ended March 31, 2007, from $475,000 in the three-month period ended March 31, 2006. The increase reflects our expanded clinical base that supports three product candidates in clinical development. We initiated a series of Phase 1 and Phase 2 trials, with both Panzem® NCD and MKC-1, throughout 2006. These trials, along with the ENMD-1198 Phase 1 trial, continue and have resulted in an overall increase in clinical costs. Costs of such trials include the clinical site fees, monitoring costs and data management costs.

–	Contract Manufacturing Costs — The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, and product release costs. Contract manufacturing costs for the three months ended March 31, 2007 increased to $1,945,000 from $774,000 during the same period in 2006. The 2007 increase results from the acquisition of bulk API and the formulation of drug product to support the Panzem® NCD trials. Fluctuations in our contract manufacturing costs from period to period result from the timing of manufacturing activities, although we expect these expenditures to remain at these levels as we secure material to support the expansion of our clinical programs.
     Also reflected in our 2007 research and development expenses for the three-month period ended March 31, 2007 are personnel costs of $1,238,000, patent costs of $315,000 and facility and related expenses of $395,000. In the corresponding 2006 period, these expenses totaled $1,239,000, $225,000 and $341,000, respectively.
     General and Administrative Expenses. General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.
     General and administrative expenses increased to $1,831,000 in the three-month period ended March 31, 2007 from $1,817,000 in the corresponding 2006 period.
     Acquired In-Process R&D. In January 2006, we acquired Miikana Therapeutics, a private biotechnology company. Pursuant to the Merger Agreement, we acquired all of the outstanding capital stock of Miikana Therapeutics, Inc. in exchange for 9.96 million shares of common stock and the assumption of certain obligations. Miikana was a development stage company. Accordingly, the acquisition of Miikana was treated as an asset purchase. In accordance with EITF 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Asset or of a Business,” and Statement 141 “Business Combinations” the $30.1 million purchase price was first allocated to the tangible assets acquired ($600,000) based on the estimated fair values at the acquisition date. The balance of the purchase price was allocated to intangible assets and recorded as in-process research and development as the research and development projects in Miikana’s pipeline, as of the acquisition date, had not reached technological feasibility and had no alternative use. As of March 31, 2006, $29,100,000 was recorded as in-process research and development, with additional incidental acquisition expense of $400,000 recorded in the second quarter of 2006. We believe the fair values assigned to the assets acquired and liabilities assumed are based upon reasonable assumptions given current available facts and circumstances. The total purchase price allocated was $30.1 million, consisting of 9,964,000 shares of our common stock with a fair value of $21.9 million, assumed debt of $1.5 million, assumed current liabilities of $2.7 million, $1 million loaned to Miikana prior to the closing and acquisition costs of $3 million. The fair value of common stock was determined using the closing price at the date of acquisition.
     Interest expense. Interest expense for the three months ended March 31, 2007 and 2006 was approximately $22,000 and $49,000, respectively.
     Investment income. Investment income increased by 108% in the three-month period ended March 31, 2007 to $579,000 from $278,000 in the corresponding 2006 period as a result of higher yields on higher invested balances in interest bearing cash accounts and investments during the 2007 period.
     Dividends on Series A convertible preferred stock. The Consolidated Statement of Operations for the periods ended March 31, 2007 and 2006 reflect a dividend of $251,250 relating to Series A Convertible Preferred Stock held by Celgene pursuant to a Securities Purchase Agreement dated December 31, 2002. The holders of Series A Preferred Stock will accumulate dividends at a rate of 6% and will participate in dividends declared and paid on our common stock, if any. All accumulated dividends must be paid before any dividends may be declared or paid on the common stock. The Company has no plans to pay any dividends in the foreseeable future.
LIQUIDITY AND CAPITAL RESOURCES
     To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses for 2007 and the foreseeable future before we commercialize any products. In January 2006, we acquired Miikana Therapeutics, a private biotechnology company. Pursuant to the Merger Agreement, we acquired all of the outstanding capital stock of Miikana Therapeutics, Inc. in exchange for 9.96 million shares of common stock and the assumption of certain obligations. In addition, based on the success of the acquired pre-clinical programs, we may pay up to an additional $18 million upon the achievement of certain clinical and regulatory milestones. Such additional payments will be made in cash or shares of stock at our option. We expect that the Aurora Kinase pre-clinical program (lead ENMD-981693) will advance to the filing of an IND in 2007 and commence clinical trials in 2008. A dosing of the first patient triggers a purchase price adjustment milestone of $2 million, which is expected to be due (in cash or stock at our discretion) in 2008. Through the acquisition, we acquired rights to MKC-1, a Phase 2 clinical candidate licensed from Hoffman-LaRoche, Inc. (“Roche”) by Miikana in April 2005. Under the terms of the agreement, Roche may be entitled to receive future payments upon successful attainment of certain clinical, regulatory and commercialization milestones; however, we do not expect to trigger any of these milestone payments in 2007. Under the terms of the license agreements for 2ME2 and Celgene’s tubulin inhibitor program, we must be diligent in bringing potential products to market and we may be required to make future milestone payments totaling approximately $500,000 and $25.25 million, respectively. We do not expect to reach any milestones under these agreements requiring payments in 2007. If we fail to comply with the milestones or fail to make any required sponsored research or milestone payment, we could face the termination of the relevant license agreement.

     At March 31, 2007, we had cash and short-term investments of $46,233,046 with working capital of $38,966,459. We invest our capital resources with the primary objective of capital preservation. As a result of trends in interest rates, we have invested in some securities with maturity dates of more than 90 days to enhance our investment yields. As such, some of our invested balances are classified as short-term investments rather than cash equivalents in our consolidated financial statements at March 31, 2007.
     To accomplish our business plans, we will be required to continue to conduct substantial development activities for some or all of our proposed products. Under our current operating plans in 2007 we expect to have four compounds under clinical investigation and we expect our 2007 results of operations to reflect a net loss of approximately $35,000,000, including non-cash charges of approximately $2,900,000. These projections are subject to judgment and estimation and could significantly change. In addition to the continued clinical development of Panzem® NCD, MKC-1 and ENMD-1198, in the second half of 2007 we plan to begin clinical evaluation for the treatment of rheumatoid arthritis with Panzem® NCD, and also anticipate filing an IND in oncology for ENMD-981693. We expect that the majority of our 2007 revenues will continue to be from royalties on the sale of Thalomid®. Based on historical trend and analyst consensus for Thalomid® sales, we expect to record royalty-sharing revenues in excess of $6.0 million in 2007; however, there can be no assurance in this regard. In addition, under our licensing agreement with Oxford Biomedica, PLC and Oxford Biomedica (UK) Limited Oxford, we are entitled to receive payments upon the achievement of certain milestones with respect to the development of gene therapies for ophthalmic (eye) diseases. However, we do not control the drug development efforts of Oxford and have no control over when or whether such milestones will be reached. We do not believe that we will receive any developmental milestone payments under these agreements in 2007.
     Based on our assessment of our current capital resources coupled with anticipated inflows, in the absence of additional financing, we believe that we will have adequate resources to fund planned operations for at least twelve months from March 31, 2007. Our estimate may change, however, based on our decisions with respect to future clinical trials related to our product candidates, the timing of receipt of milestone payments, developments in our business including the acquisition of additional intellectual property, other investments in new or complimentary technology, and our success in executing our current business plan.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of March 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
     As of March 31, 2007, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the CEO and CFO concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in the Company’s periodic SEC reports. Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
     Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, except as otherwise disclosed herein, are material.

ITEM 1A. RISK FACTORS
          For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of EntreMed’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and the information under “Special Note Regarding Forward-Looking Statements” included in this report. There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not applicable.
ITEM 5. OTHER INFORMATION
          Not applicable.

ITEM 6. EXHIBITS
10.1	Form of Change in Control Agreement (Incorporated by reference to Exhibit 10.1 of EntreMed Inc.’s Current Report on Form 8-K filed on April 17, 2007)

10.2	Amendment to Employment Agreement by and between the Company and James S. Burns, effective April 16, 2007 (Incorporated by reference to Exhibit 10.2 of EntreMed Inc.’s Current Report on Form 8-K filed on April 17, 2007)

10.3	Amendment to Employment Agreement by and between the Company and Dane R. Saglio, effective April 16, 2007 (Incorporated by reference to Exhibit 10.3 of EntreMed Inc.’s Current Report on Form 8-K filed on April 17, 2007)

10.4	Amendment to Employment Agreement by and between the Company and Carolyn F. Sidor, effective April 16, 2007 (Incorporated by reference to Exhibit 10.4 of EntreMed Inc.’s Current Report on Form 8-K filed on April 17, 2007)

10.5	Amendment to Employment Agreement by and between the Company and Cynthia Wong Hu, effective April 16, 2007 (Incorporated by reference to Exhibit 10.5 of EntreMed Inc.’s Current Report on Form 8-K filed on April 17, 2007)

10.6	Amendment to Employment Agreement by and between the Company and Marc G. Corrado, effective April 16, 2007 (Incorporated by reference to Exhibit 10.6 of EntreMed Inc.’s Current Report on Form 8-K filed on April 17, 2007)

10.7	Form of Non-Qualified Stock Option Grant Agreement (non-employee directors) (Incorporated by reference to Exhibit 10.7 of EntreMed Inc.’s Current Report on Form 8-K filed on April 17, 2007)

10.8	Form of Non-Qualified Stock Option Grant Agreement (employees) (Incorporated by reference to Exhibit 10.8 of EntreMed Inc.’s Current Report on Form 8-K filed on April 17, 2007)

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of President and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTREMED, INC. (Registrant)
Date: May 9, 2007	/s/ James S. Burns
James S. Burns
President and Chief Executive Officer

Date: May 9, 2007	/s/ Dane R. Saglio
Dane R. Saglio
Chief Financial Officer

EXHIBIT INDEX
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer