Form 10-Q
period 2007-06-30
ENTREMED INC
filed 2007-08-08
CIK 895051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at August 2, 2007

Common Stock $.01 Par Value	85,098,911

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EntreMed, Inc.
Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,275,418	$20,896,141
Short-term investments	26,787,152	29,673,956
Accounts receivable	10,352	3,845,000
Interest receivable	100,747	73,895
Prepaid expenses and other	238,180	377,871

Total current assets	38,411,849	54,866,863

Property and equipment, net	704,933	847,561
Other assets	204,276	5,110

Total assets	$39,321,058	$55,719,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,311,782	$5,909,317
Payable to related parties	—	37,535
Accrued liabilities	1,233,216	1,810,515
Loan payable	327,200	751,093
Current portion of deferred rent	104,649	89,849

Total current liabilities	6,976,847	8,598,309

Deferred rent, less current portion	83,051	140,357

Total liabilities	7,059,898	8,738,666

Minority interest	17,927	17,649

Stockholders’ equity:

Convertible preferred stock, $1.00 par value; 5,000,000 shares authorized and 3,350,000 shares issued and outstanding at June 30, 2007 and December 31, 2006 (liquidation value — $33,500,000 at June 30, 2007 and December 31, 2006)	3,350,000	3,350,000
Common stock, $.01 par value: 170,000,000 and 120,000,000 shares authorized: 84,971,536 and 84,839,585 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	849,715	848,400
Additional paid-in capital	363,192,393	362,318,737
Treasury stock, at cost: 874,999 shares held at June 30, 2007 and December 31, 2006	(8,034,244)	(8,034,244)
Accumulated other comprehensive income	130,534	117,212
Accumulated deficit	(327,245,165)	(311,636,886)

Total stockholders’ equity	32,243,233	46,963,219

Total liabilities and stockholders’ equity	$39,321,058	$55,719,534

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenues:
Licensing	$—	$—	$—	$—
Royalties	—	—	—	—
Other	—	—	—	—

	$—	$—	$—	$—

Costs and expenses:
Research and development	6,581,287	4,258,206	12,979,983	8,269,306
General and administrative	1,869,811	1,942,652	3,701,137	3,759,346
Acquired In-Process R&D	—	353,833	—	29,481,894

	8,451,098	6,554,691	16,681,120	41,510,546

Investment income	531,722	569,617	1,110,635	848,082
Interest expense	(15,317)	(42,575)	(37,794)	(91,288)
Gain on sale of assets	—	1,925	—	17,325

Net Loss	(7,934,693)	(6,025,724)	(15,608,279)	(40,736,427)

Dividends on Series A convertible preferred stock	(251,250)	(251,250)	(502,500)	(502,500)

Net loss attributable to common shareholders	$(8,185,943)	$(6,276,974)	$(16,110,779)	$(41,238,927)

Net loss per share (basic and diluted)	$(0.10)	$(0.09)	$(0.19)	$(0.59)

Weighted average number of common shares outstanding (basic and diluted)	84,059,149	73,194,814	84,015,999	69,765,434

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	SIX MONTH PERIOD ENDED
	JUNE 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,608,279)	$(40,736,427)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	176,935	236,513
Gain on sale of assets	—	(17,325)
Write-off of acquired in-process R&D	—	29,481,894
Amortization of premium on short-term investments	(725,127)	(479,351)
Stock-based compensation expense	793,222	864,526
Amortization of deferred stock-based compensation expense	—	43,713
Minority interest	277	204
Changes in operating assets and liabilities:
Accounts receivable	3,834,648	3,701,347
Interest receivable	(26,852)	107,053
Prepaid expenses and other	(59,475)	209,417
Deferred rent	(42,506)	(28,136)
Accounts payable	(597,535)	(2,818,638)
Payable to related parties	(37,535)	22,481
Accrued liabilities	(577,299)	(803,071)

Net cash used in operating activities	(12,869,526)	(10,215,800)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, net of cash received	—	(2,906,218)
Proceeds from sale of property and equipment, net	—	17,325
Purchases of short term investments	(26,290,747)	(34,131,694)
Maturities of short term investments	29,916,000	21,680,000
Purchases of furniture and equipment	(34,307)	(58,314)

Net cash provided by (used in) investing activities	3,590,946	(15,398,901)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan	(423,893)	(300,536)
Net proceeds from sale of common stock	81,750	27,992,979

Net cash (used in) provided by financing activities	(342,143)	27,692,443

Net (decrease) increase in cash and cash equivalents	(9,620,723)	2,077,742
Cash and cash equivalents at beginning of period	20,896,141	11,407,652

Cash and cash equivalents at end of period	$11,275,418	$13,485,394

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$37,794	$91,288
Non-cash investing activity:
Stock issued in connection with the acquisition of Miikana	$—	$21,920,801
See accompanying notes.

ENTREMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 (unaudited)
1. Basis of Presentation
     Our accompanying 2007 unaudited consolidated financial information includes the accounts of our controlled subsidiaries, Miikana Therapeutics, Inc. (Miikana) and Cytokine Sciences, Inc. All intercompany balances and transactions have been eliminated in consolidation.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to our audited consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2006 .
2. Short-Term Investments
     Short-term investments consist primarily of corporate debt securities, all of which mature within one year. The Company has classified these investments as available for sale. Such securities are carried at fair market value. The cost of securities sold is calculated using the specific identification method. Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity. Net unrealized gains of $13,322 were recorded for the six months ended June 30, 2007. There were no unrealized gains or losses as of June 30, 2006. Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations. Short-term investments are principally uninsured and subject to normal credit risk.
3. Share-Based Compensation
     The Company has adopted incentive and nonqualified stock option plans whereby 12,983,333 shares of the Company’s common stock were reserved for grants to various executive, scientific and administrative personnel of the Company as well as outside directors and consultants, of which 1,244,786 shares remain available for grant under the Company’s 2001 Long-Term Incentive Plan as of June 30, 2007. Options granted under the plan vest over periods varying from immediately to three years, are not transferable and generally expire ten years from the date of grant.

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) and interpretative literature within SEC Staff Accounting Bulletin No. 107, Share-Based Payment, (SAB 107), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, share-based compensation expense for the six months ended June 30, 2007 and June 30, 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the original grant date fair value estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs for stock options granted prior to January 1, 2006 on an accelerated method, and for stock options granted after January 1, 2006 the compensation costs are recognized based on a straight-line method over the requisite service period, which is generally the option vesting term of three years.
     As a result of the adoption of SFAS 123R, the Company’s net loss for the six months ended June 30, 2007 and June 30, 2006 includes compensation expense of $793,222 and $908,238, respectively, related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	SIX MONTHS ENDED
	JUNE 30,
	2007	2006

Research and development	$100,381	$201,800
General and administrative	692,841	706,438

Share-based compensation expense	$793,222	$908,238

Net share-based compensation expense, per common share:
Basic and diluted	$0.009	$0.013

     The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of stock options granted to employees. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award.
     Following are the weighted-average assumptions used in valuing the stock options granted to employees during the six-month periods ended June 30, 2007 and 2006:

	SIX MONTH PERIOD ENDED
	JUNE 30,
	2007	2006
Expected volatility	100.36%	102.29%
Risk-free interest rate	4.89%	4.98%
Expected term of option	5 years	5 years
Forfeiture rate	5.00%	5.00%
Expected dividend yield	0.00%	0.00%

     The weighted average fair value of stock options granted during the six and three-month periods ended June 30, 2007 were $1.26 and $1.22, respectively. The weighted average fair value of stock options granted during the six and three-month periods ended June 30, 2006 were $1.28 and $1.24, respectively.
     A summary of the Company’s stock option plans and of changes in options outstanding under the plans for the six months ended June 30, 2007, is as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at January 1, 2007	8,111,086	$7.87
Granted	436,840	$1.64
Exercised	(75,000)	$1.09
Expired	(12,912)	$9.37
Forfeited	(23,655)	$1.81

Outstanding at June 30, 2007	8,436,359	$7.62

Vested and expected to vest at June 30, 2007	8,381,155	$7.66

Exercisable at June 30, 2007	7,332,277	$8.47

     Cash received from option exercises under all share-based payment arrangements for the six months ended June 30, 2007 and 2006 was $81,750 and $8,175, respectively. Due to the availability of net operating loss carryforwards and research tax credits, tax deductions for option exercises were not recognized.
4. Acquisition
     In January 2006, the Company acquired Miikana Therapeutics, a private biotechnology company. Pursuant to the merger agreement entered into in connection with the acquisition, the Company acquired all of the outstanding capital stock of Miikana Therapeutics, Inc. in exchange for 9.96 million shares of the Company’s common stock and the assumption of certain obligations. In addition, based on the success of the acquired pre-clinical programs, the Company may pay up to an additional $18 million upon the achievement of certain clinical and regulatory milestones. Such additional payments will be made in cash or shares of stock at the Company’s option. The Company expects that the Aurora Kinase pre-clinical program will advance to the filing of an IND (Investigational New Drug application) in 2007 and commence clinical trials in 2008. A dosing of the first patient triggers a purchase price adjustment milestone of $2 million. Through the acquisition, the Company acquired rights to MKC-1, a Phase 2 clinical candidate licensed from Hoffman-LaRoche, Inc. (“Roche”) by Miikana in April 2005. Under the terms of the agreement, Roche may be entitled to receive future payments upon successful completion of developmental milestones. The Company does not anticipate reaching any of these milestones in 2007. Roche is also eligible to receive royalties on sales and certain one-time payments based on attainment of annual sales milestones.

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
     The total purchase price allocated was $30.1 million, consisting of 9,964,000 shares of our common stock with a fair value of $21.9 million, assumed debt of $1.5 million, assumed current liabilities of $2.7 million, $1 million loaned to Miikana prior to the closing and acquisition costs of $3 million. The fair value of common stock was determined using the closing price at the date of acquisition. As of June 30, 2006, $29,500,000 was recorded as in-process research and development.
     The allocation is as follows:

Fair value of tangible assets acquired	$600,000
In- process research and development	29,500,000

Total	$30,100,000

5. Related Party Transactions
     There were no related-party transactions in the six months ended June 30, 2007. Until September 2006, we received legal services from a law firm with which one of the Company’s former officers was associated. During the six months ended June 30, 2006, these services totaled $516,000, the majority representing patent work. These costs were recorded as research and development expenses of $379,000, general and administrative expenses of $121,000 and costs related to the Miikana acquisition of $16,000. The Company completed a sale of common stock and warrants in February 2006. Celgene Corporation, the Company’s largest shareholder, acquired 864,864 shares of common stock and 432,432 warrants convertible into shares of common stock in the transaction, on the same terms and conditions as the other purchasers in the transaction. Additionally, in December 2006, Celgene acquired 2,500,000 shares of the Company’s common stock on the same terms and conditions as the other purchasers in a separate sale to institutional investors.
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

     During the six months ended June 30, 2007, there were no changes to the measurement of unrecognized tax benefits in various taxing jurisdictions. We are maintaining our historical method of not accruing interest (net of related tax benefits) and penalties associated with unrecognized income tax benefits as a component of income tax expense.
     The tax returns for all years in our major tax jurisdictions were not settled as of January 1, 2007; no changes in settled tax years have occurred through June 30, 2007. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), we treat all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.
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
CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES
     The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Our critical accounting policies, including the items in our financial statements requiring significant estimates and judgments, are as follows:
•	Revenue Recognition — We recognize revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured.

•	Royalty Revenue — Royalties from licenses are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured. We expect that the majority of our 2007 revenues will be from royalties on the sale of Thalomid®, which we expect to begin to recognize in the third quarter. In 2004 certain provisions of a purchase agreement dated June 14, 2001 by and between Bioventure Investments kft (“Bioventure”) and the Company were satisfied, and, as a result, beginning in 2005 we became entitled to share in the royalty payments received by Royalty Pharma Finance Trust, successor to Bioventure, on annual Thalomid® sales above a certain threshold. Based on the licensing agreement royalty formula, annual royalty sharing commences with Thalomid® annual sales of approximately $225 million. The Company also is eligible to receive royalty payments under a February 2004 agreement with Children’s Medical Center Corporation (“CMCC”) and Alchemgen Therapeutics. Under the agreement, Alchemgen received rights to market endostatin and angiostatin in Asia. We are also eligible to receive royalties from Oxford Biomedica, PLC from the net sales of products developed for the treatment of ophthalmic (eye) diseases. We do not expect to receive royalties under either of these agreements in 2007. In the future, royalty payments, if any, will be recorded as revenue when received and/or when collectibility is reasonably assured.
•	Research and Development — Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development costs are expensed as incurred.

•	Expenses for Clinical Trials — Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the underlying data. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes enrollment. Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and when a patient drops out of a trial. Information about patient enrollment can become available significantly after we report our expenses for clinical trials, in which case we would change our estimate of the remaining cost of a trial. Costs that are based on clinical data collection and management are recognized based on estimates of unbilled goods and services received in the reporting period. In the event of early termination of a clinical trial, we would accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

•	Stock-Based Compensation — Issued in December 2004, Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) requires companies to recognize expense associated with share-based compensation arrangements, including employee stock options and stock purchase plans, using a fair value-based option pricing model, and eliminates the alternative to use the intrinsic value method of accounting for share-based payments. SFAS 123R was effective beginning January 1, 2006. Adoption of the expense provisions of SFAS 123R has a material impact on our results of operations. We have applied the modified prospective transition method; accordingly, compensation expense is reflected in the financial statements beginning January 1, 2006 with no restatement of prior periods. Compensation expense is recognized for awards that are granted, modified, repurchased or cancelled on or after January 1, 2006, as well as for the portion of awards previously granted that have not vested as of January 1, 2006. For the adoption of SFAS 123R, we have selected the straight-line expense attribution method, whereas our previous expense attribution method was the graded-vesting method, an accelerated method, described by FIN 28. Our results of operations are impacted by the recognition of non-cash expense related to the fair value of our share-based compensation awards.
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
     Any future changes to our share-based compensation strategy or programs would likely affect the amount of compensation expense recognized under SFAS 123R. Share-based compensation expense recognized in the three and six months ended June 30, 2007 totaled $495,735 and $793,222, respectively. Share-based compensation expense recognized in the comparable periods in 2006 totaled $515,616 and $908,238, respectively.
RESULTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2007 and June 30, 2006.
     Revenues. No revenues were recorded in the three and six-month periods ended June 30, 2007 and June 30, 2006. We do not expect to record revenue in 2007 until the third quarter. Our 2007 revenues, if any, will result from Celgene’s sale of Thalomid®. We have no control over Celgene’s Thalomid sales or marketing process. We earn royalties once sales of Thalomid exceed $225 million annually, pursuant to a 2001 agreement with Royalty Pharma, as noted above.
     Research and Development Expenses. With two product candidates in Phase 2 trials, our research and development expenses for the three and six months ended June 30, 2007 totaled $6,581,000 and $12,980,000, respectively. Research and development expenses for the corresponding 2006 periods were $4,258,000 and $8,269,000, respectively. Our research and development expenses reflect our continued shift to a more clinical focus. With the advancement of Panzem® NCD, coupled with the January 2006 acquisition of Miikana Therapeutics, Inc. and the initiation of Phase 1 clinical trials for ENMD-1198, we now have three product candidates in various stages of clinical development. The 2006 expansion of our clinical base included initiating multiple trials for Panzem® NCD and MKC-1, in addition to the Phase 1 trial for ENMD-1198. The 2007 increase relates directly to the expanded clinical activity and includes higher clinical and regulatory costs and higher contract manufacturing costs related to the purchase and formulation of clinical material, as further described below. Reflected in our R&D expenses totaling $6,581,000 for the three-month period ended June 30, 2007 are direct project expenses for Panzem ® oncology of $2,001,000, $467,000 related to ENMD-1198, and $799,000 related to MKC-1. The 2006 research and development expenses for the comparable period included $1,456,000 direct project expenses for Panzem ® oncology, $386,000 related to ENMD-1198, and $455,000 related to MKC-1. R&D expenses totaling $12,980,000 for the six-month period ended June 30, 2007 included direct project expenses for Panzem oncology of $4,937,000, $865,000 related to ENMD-1198, and $1,452,000 related to MKC-1. In the corresponding 2006 period, these direct project expenses totaled $2,735,000, $799,000 and $887,000, respectively.

     At June 30, 2007, accumulated direct project expenses for Panzem ® , our lead drug candidate, totaled $48,039,000, for ENMD-1198 totaled $8,322,000, and for MKC-1 totaled $4,452,000 since acquisition.
     The balance of our R&D expenditures includes facilities costs and other departmental overhead, and expenditures related to the advancement of our pre-clinical pipeline. These costs totaled $3,315,000 and $1,961,000 for the three-month periods ended June 30, 2007 and 2006, respectively. For the six-month periods ended June 30, 2007 and 2006, these costs totaled $5,726,000 and $3,848,000, respectively. The 2007 increase is primarily attributable to preclinical costs associated with advancing ENMD-981693 towards an IND (Investigational New Drug) in oncology. With three programs currently in clinical development and two additional programs heading to IND filings later this year, we expect research and development expenditures to remain at similar levels or increase throughout 2007.
     The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. As of June 30, 2007, we have three product candidates in clinical trials for cancer. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.
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

     Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development expenses increased to $6,581,000 in the three months ended June 30, 2007 from $4,258,000 for the corresponding period in 2006. Research and development expenses increased to $12,980,000 in the six months ended June 30, 2007 from $8,269,000 for the corresponding period in 2006. Expenditures during the three and six months ended June 30, 2007 were specifically impacted by the following:
•	Outside Services — We utilize outsourcing to conduct our product development activities. Larger-scale small molecule synthesis, in vivo testing and data analysis are examples of the services that we outsource. In the three-month period ended June 30, 2007, we expended $1,405,000 on these activities versus $801,000 in the same 2006 period. For the six-month period ended June 30, 2007, outside services were $2,022,000 compared to $1,139,000 for the same 2006 period. The increase reflects costs associated with advancing Panzem® NCD towards an IND filing for the treatment of rheumatoid arthritis and ENMD-981693 towards an IND in oncology.

•	Clinical Trial Costs — Clinical trial costs increased to $1,113,000 in the three months ended June 30, 2007, from $562,000 in the three-month period ended June 30, 2006. Clinical trial costs for the six-month period ended June 30, 2007 increased to $2,269,000 from $1,037,000 for the comparable 2006 period. The increase reflects our expanded clinical base that supports three product candidates in clinical development. We initiated a series of Phase 1 and Phase 2 trials, with both Panzem® NCD and MKC-1, throughout 2006. These trials, along with the ENMD-1198 Phase 1 trial, continue and have resulted in an overall increase in clinical costs. Costs of such trials include the clinical site fees, monitoring costs and data management costs.

•	Contract Manufacturing Costs — The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, formulation, encapsulation and fill and finish services, and product release costs. Contract manufacturing costs for the three months ended June 30, 2007 increased to $1,318,000 from $758,000 during the same period in 2006. For the six-month period ended June 30, 2007 manufacturing costs increased to $3,264,000 from $1,531,000 for the comparable 2006 period. The 2007 increase results from the acquisition of bulk API and the formulation of drug product to support the Panzem® NCD trials. Fluctuations in our contract manufacturing costs from period to period result from the timing of manufacturing activities, although we expect these expenditures to remain at these levels as we secure material to support the expansion of our clinical programs.
     Also reflected in our 2007 research and development expenses for the three-month period ended June 30, 2007 are personnel costs of $1,294,000, patent costs of $363,000 and facility and related expenses of $370,000. In the corresponding 2006 period, these expenses totaled $984,000, $197,000 and $407,000, respectively. For the six-month period ended June 30, 2007, personnel costs were $2,533,000, patent costs were $677,000 and facility and related expenses were $765,000. In the corresponding 2006 period, these expenses totaled $2,222,000, $422,000 and $749,000, respectively.
     General and Administrative Expenses. General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.

     General and administrative expenses decreased to $1,870,000 in the three-month period ended June 30, 2007 from $1,943,000 in the corresponding 2006 period. For the six-month period, general and administrative expenses decreased in 2007 to $3,701,000 from $3,759,000 for the corresponding 2006 period. The 2007 amount is impacted by higher personnel costs offset by decreased professional service fees, and the absence of severance costs resulting from the Miikana acquisition in 2006.
     Acquired In-Process R&D. In January 2006, we acquired Miikana Therapeutics, a private biotechnology company. Pursuant to the merger agreement entered into in connection with the acquisition, we acquired all of the outstanding capital stock of Miikana Therapeutics, Inc. in exchange for 9.96 million shares of common stock and the assumption of certain obligations. Miikana was a development stage company. Accordingly, the acquisition of Miikana was treated as an asset purchase. In accordance with EITF 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Asset or of a Business,” and Statement 141 “Business Combinations” the $30.1 million purchase price was first allocated to the tangible assets acquired ($600,000) based on the estimated fair values at the acquisition date. The balance of the purchase price was allocated to intangible assets and recorded as in-process research and development as the research and development projects in Miikana’s pipeline, as of the acquisition date, had not reached technological feasibility and had no alternative use. At June 30, 2006, $29,500,000 was recorded as in-process research and development. We believe the fair values assigned to the assets acquired and liabilities assumed are based upon reasonable assumptions given current available facts and circumstances. The total purchase price allocated was $30.1 million, consisting of 9,964,000 shares of our common stock with a fair value of $21.9 million, assumed debt of $1.5 million, assumed current liabilities of $2.7 million, $1 million loaned to Miikana prior to the closing and acquisition costs of $3 million. The fair value of common stock was determined using the closing price at the date of acquisition.
     Interest expense. Interest expense for the three and six-month periods ended June 30, 2007 was $15,000 and $38,000, respectively. Interest expense for the corresponding periods in 2006 was $43,000 and $91,000, respectively.
     Investment income. Investment income decreased by 7% in the three-month period ended June 30, 2007 to $532,000 from $570,000 in the corresponding 2006 period; however, investment income increased 31% in the six-month period ended June 30, 2007 to $1,111,000 from $848,000 in the corresponding 2006 period, due to higher yields on higher invested balances in interest bearing cash accounts and investments.
     Dividends on Series A convertible preferred stock. The Consolidated Statement of Operations for the three and six-month periods ended June 30, 2007 and 2006 reflect a dividend of $251,250 and $502,500, respectively, relating to Series A Convertible Preferred Stock held by Celgene pursuant to a Securities Purchase Agreement dated December 31, 2002. The holders of Series A Preferred Stock will accumulate dividends at a rate of 6% and will participate in dividends declared and paid on our common stock, if any. All accumulated dividends must be paid before any dividends may be declared or paid on the common stock. The Company has no plans to pay any dividends in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES
     To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses for 2007 and the foreseeable future before we commercialize any products. In January 2006, we acquired Miikana Therapeutics, a private biotechnology company. Pursuant to the merger agreement entered into in connection with the acquisition, we acquired all of the outstanding capital stock of Miikana Therapeutics, Inc. in exchange for 9.96 million shares of the Company’s common stock and the assumption of certain obligations. In addition, based on the success of the acquired pre-clinical programs, we may pay up to an additional $18 million upon the achievement of certain clinical and regulatory milestones. Such additional payments will be made in cash or shares of stock at our option. We expect that the Aurora Kinase pre-clinical program (lead ENMD-981693) will advance to the filing of an IND in 2007 and commence clinical trials in 2008. A dosing of the first patient triggers a purchase price adjustment milestone of $2 million, which is expected to be due (in cash or stock at our discretion) in 2008. Through the acquisition, we acquired rights to MKC-1, a Phase 2 clinical candidate licensed from Hoffman-LaRoche, Inc. (“Roche”) by Miikana in April 2005. Under the terms of the agreement, Roche may be entitled to receive future payments upon successful attainment of certain clinical, regulatory and commercialization milestones; however, we do not expect to trigger any of these milestone payments in 2007. Under the terms of the license agreements for 2ME2 and Celgene’s tubulin inhibitor program, we must be diligent in bringing potential products to market and we may be required to make future milestone payments totaling approximately $500,000 and $25.25 million, respectively. We do not expect to reach any milestones under these agreements requiring payments in 2007. If we fail to comply with the milestones or fail to make any required sponsored research or milestone payment, we could face the termination of the relevant license agreement.
     At June 30, 2007, we had cash and short-term investments of $38,062,570 with working capital of $31,435,002. We invest our capital resources with the primary objective of capital preservation. As a result of trends in interest rates, we have invested in some securities with maturity dates of more than 90 days to enhance our investment yields. As such, some of our invested balances are classified as short-term investments rather than cash equivalents in our consolidated financial statements at June 30, 2007.
     To accomplish our business plans, we will be required to continue to conduct substantial development activities for some or all of our proposed products. Under our current operating plans in 2007, we expect to have three compounds under clinical investigation and we expect our 2007 results of operations to reflect a net loss of approximately $32,000,000, including non-cash charges of approximately $2,800,000. These projections are subject to judgment and estimation and could change significantly. In addition to the continued clinical development of Panzem® NCD, MKC-1 and ENMD-1198 in the second half of 2007, we anticipate filing an IND in oncology for ENMD-981693 and filing an IND for Panzem® for the treatment of rheumatoid arthritis. We expect that the majority of our 2007 revenues will continue to be from royalties on the sale of Thalomid®. Based on historical trend and analyst consensus for Thalomid® sales, we expect to record royalty-sharing revenues in excess of $6.0 million in 2007; however, there can be no assurance in this regard. In addition, under our licensing agreement with Oxford Biomedica, PLC and Oxford Biomedica (UK) Limited Oxford, we are entitled to receive payments upon the achievement of certain milestones with respect to the development of gene therapies for ophthalmic (eye) diseases and royalties on net sales of such products. However, we do not control the drug development efforts of Oxford and have no control over when or whether such milestones will be reached or when sales of products will commence. We do not believe that we will receive any developmental milestone payments or royalties under these agreements in 2007.

     Based on our assessment of our current capital resources coupled with anticipated inflows, in the absence of additional financing, we believe that we will have adequate resources to fund planned operations for at least twelve months from June 30, 2007. Our estimate may change, however, based on our decisions with respect to future clinical trials related to our product candidates, the timing of receipt of milestone payments, developments in our business including the acquisition of additional intellectual property, other investments in new or complimentary technology, and our success in executing our current business plan.
     To address our long-term capital needs, we intend to continue to pursue strategic relationships that will provide resources for the further development of our product candidates. There can be no assurance, however, that these discussions will result in relationships or additional funding. In addition, we may continue to seek capital through the public or private sale of securities, if market conditions are favorable for doing so. If we are successful in raising additional funds through the issuance of equity securities, stockholders will likely experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of our common stock and/or pose additional covenants or restrictions on the Company. There can be no assurance that we will be successful in seeking additional capital.
INFLATION AND INTEREST RATE CHANGES
     Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of June 30, 2007.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of June 30, 2007, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the CEO and CFO concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in the Company’s periodic SEC reports. Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
     Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     (a) The Company’s annual meeting of stockholders was held on June 14, 2007 (the Annual Meeting).
     (b) Not applicable.
     (c) At the Annual Meeting, the stockholders considered and approved the following proposals:

     (i) Election of Directors. The following sets forth the nominees who were elected Directors of the Company for a three-year term expiring in 2010, as well as the number of votes cast for or withheld:

Year Term Expires	Name	Votes For	Votes Withheld
2010	Donald S. Brooks	83,282,034	2,194,143
2010	Dwight L. Bush	83,287,513	2,188,664
2010	Peter S. Knight	83,257,336	2,218,841
     Following the meeting, the terms of office of our other directors, Mark C. M. Randall, Jennie C. Hunter-Cevera, James S. Burns, Michael M. Tarnow and Ronald Cape, continued.
     (ii) An amendment to the Company’s 2001 Long-Term Incentive Plan increasing from 7,250,000 to 8,250,000 the number shares of Common Stock reserved for issuance thereunder. The voting results are as follows:

Votes
For	42,542,336
Against	5,439,931
Abstain	196,515
Broker Non-Votes	37,297,385
     (iii) Ratification of Appointment of Ernst & Young LLP. At the Annual Meeting, stockholders approved and ratified the selection of Ernst & Young LLP as the Company’s independent auditor. The voting results are as follows:

Votes
For	84,688,761
Against	724,523
Abstain	62,892
Broker Non-Votes	0
     Celgene Corporation has the right to one vote for each share of Common Stock into which its 3,350,000 shares of Convertible Preferred Stock are convertible, which is currently 16,750,000 shares. The “for” votes indicated above include Celgene’s votes on an as-converted basis.
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

ENTREMED, INC. (Registrant)
Date: August 8, 2007	/s/ James S. Burns
James S. Burns
President and Chief Executive Officer

Date: August 8, 2007	/s/ Dane R. Saglio
Dane R. Saglio
Chief Financial Officer

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer