Form 10-Q
period 2007-09-30
ENTREMED INC
filed 2007-11-08
CIK 895051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at November 2, 2007

Common Stock $.01 Par Value	85,098,911

ENTREMED, INC.
Table of Contents
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements also may be included in other statements that we make. All statements that are not descriptions of historical facts are forward-looking statements. These statements can generally be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “may,” “will,” “should,” or “anticipates” or similar terminology. These forward-looking statements include, among others, statements regarding the timing of our clinical trials, our cash position and future expenses, and our future revenues.
     Our forward-looking statements are based on information available to us today, and we will not update these statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date thereof, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to the early stage of our product candidates under development, operating losses and anticipated future losses; variations in sales of Thalomid; the value of our common stock; our need for additional capital; our ability to pay our indebtedness as it becomes due and comply with the terms and conditions of the loan; intense competition and rapid technological change in the biopharmaceutical industry; uncertainties relating to our patent and proprietary rights; uncertainties relating to clinical trials, estimated clinical trial commencement dates, government regulation and uncertainties of obtaining regulatory approval on a timely basis or at all. Additional information on the factors and risks that could affect our business, financial condition and results of operations, are contained in our filings with the U.S. Securities and Exchange Commission (SEC), which are available at www.sec.gov.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EntreMed, Inc.
Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,170,153	$20,896,141
Short-term investments	21,474,108	29,673,956
Accounts receivable	3,519,651	3,845,000
Interest receivable	190,655	73,895
Prepaid expenses and other	460,053	377,871

Total current assets	54,814,620	54,866,863

Property and equipment, net	646,969	847,561
Other assets	115,704	5,110

Total assets	$55,577,293	$55,719,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,738,591	$5,909,317
Payable to related parties	—	37,535
Accrued liabilities	1,380,667	1,810,515
Current portion of loan payable	1,177,326	751,093
Current portion of deferred rent	112,122	89,849

Total current liabilities	7,408,706	8,598,309

Loan payable, less current portion	18,532,674	—
Deferred rent, less current portion	51,907	140,357

Total liabilities	25,993,287	8,738,666

Minority interest	18,059	17,649

Stockholders’ equity:

Convertible preferred stock, $1.00 par value; 5,000,000 shares authorized and 3,350,000 shares issued and outstanding at September 30, 2007 and December 31, 2006 (liquidation value — $33,500,000 at September 30, 2007 and December 31, 2006)	3,350,000	3,350,000
Common stock, $.01 par value:
170,000,000 and 120,000,000 shares authorized:
85,004,764 and 84,839,585 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	850,045	848,400
Additional paid-in capital	363,598,505	362,318,737
Treasury stock, at cost: 874,999 shares held at September 30, 2007 and December 31, 2006	(8,034,244)	(8,034,244)
Accumulated other comprehensive income	82,152	117,212
Accumulated deficit	(330,280,511)	(311,636,886)

Total stockholders’ equity	29,565,947	46,963,219

Total liabilities and stockholders’ equity	$55,577,293	$55,719,534

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Revenues:
Royalties	$3,518,071	$3,010,626	$3,518,071	$3,010,626
Other	2,188	12,559	2,188	12,559

	$3,520,259	$3,023,185	$3,520,259	$3,023,185

Costs and expenses:
Research and development	5,109,257	5,544,134	18,089,240	13,813,440
General and administrative	1,706,451	1,497,612	5,407,588	5,256,958
Acquired In-Process R&D	—	—	—	29,481,894

	6,815,708	7,041,746	23,496,828	48,552,292

Investment income	428,980	529,661	1,539,615	1,377,743
Interest expense	(168,877)	(36,098)	(206,671)	(127,386)
Gain on sale of assets	—	—	—	17,325

Net Loss	(3,035,346)	(3,524,998)	(18,643,625)	(44,261,425)

Dividends on Series A convertible preferred stock	(251,250)	(251,250)	(753,750)	(753,750)

Net loss attributable to common shareholders	$(3,286,596)	$(3,776,248)	$(19,397,375)	$(45,015,175)

Net loss per share (basic and diluted)	$(0.04)	$(0.05)	$(0.23)	$(0.63)

Weighted average number of common shares outstanding (basic and diluted)	84,223,912	73,288,499	84,015,999	70,952,694

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	NINE MONTH PERIOD ENDED
	SEPTEMBER 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,643,625)	$(44,261,425)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	255,877	342,164
Gain on sale of assets	—	(17,325)
Write-off of acquired in-process R&D	—	29,481,894
Amortization of premium on short-term investments	(917,680)	(809,516)
Stock-based compensation expense	1,009,664	1,160,279
Amortization of deferred stock-based compensation expense	—	87,426
Minority interest	410	344
Changes in operating assets and liabilities:
Accounts receivable	325,349	759,058
Interest receivable	(116,760)	105,478
Prepaid expenses and other	(82,056)	(21,452)
Deferred rent	(66,177)	(44,552)
Accounts payable	(1,170,726)	(1,830,388)
Payable to related parties	(37,535)	(39,233)
Accrued liabilities	(429,848)	(828,123)

Net cash used in operating activities	(19,873,107)	(15,915,371)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, net of cash received	—	(2,906,218)
Proceeds from sale of property and equipment, net	—	17,325
Purchases of short term investments	(30,958,532)	(47,880,777)
Maturities of short term investments	40,041,000	50,178,460
Purchases of furniture and equipment	(55,286)	(156,528)

Net cash provided by (used in) investing activities	9,027,182	(747,738)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan	(751,093)	(495,472)
Proceeds from loan, net of discount	19,900,000	—
Deferred financing costs	(110,720)	—
Net proceeds from sale of common stock	81,750	27,992,979

Net cash provided by financing activities	19,119,937	27,497,507

Net increase in cash and cash equivalents	8,274,012	10,834,398
Cash and cash equivalents at beginning of period	20,896,141	11,407,652

Cash and cash equivalents at end of period	$29,170,153	$22,242,050

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$206,671	$127,386
Non-cash investing activity:
Stock issued in connection with the acquisition of Miikana	$—	$21,920,801
See accompanying notes.

ENTREMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 (unaudited)
1. Basis of Presentation
     Our accompanying 2007 unaudited consolidated financial information includes the accounts of our controlled subsidiaries, Miikana Therapeutics, Inc. (Miikana) and Cytokine Sciences, Inc. All intercompany balances and transactions have been eliminated in consolidation.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to our audited consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2006.
2. Short-Term Investments
     Short-term investments consist primarily of corporate debt securities, all of which mature within one year. The Company has classified these investments as available for sale. Such securities are carried at fair market value. The cost of securities sold is calculated using the specific identification method. Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity. Net unrealized losses of $35,060 were recorded for the nine months ended September 30, 2007. There were no unrealized gains or losses as of September 30, 2006. Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations. Short-term investments are principally uninsured and subject to normal credit risk.
3. Royalty Revenue
     Royalties from licenses are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured. The Company’s 2007 and 2006 revenues of $3,518,000 and $3,011,000, respectively, resulted from royalties on Celgene’s sale of Thalomid®. The Company began to recognize revenue in the third quarters of both years.
4. Share-Based Compensation
     The Company has adopted incentive and nonqualified stock option plans whereby 12,983,333 shares of the Company’s common stock were reserved for grants to various executive, scientific and administrative personnel of the Company as well as outside directors and consultants. Of this amount, 1,288,092 shares remain available for grant under the Company’s 2001 Long-Term Incentive Plan as of September 30, 2007. Options granted under the plan vest over periods varying from immediately to three years, are not transferable and generally expire ten years from the date of grant.

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) and interpretative literature within SEC Staff Accounting Bulletin No. 107, Share-Based Payment, (SAB 107), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, share-based compensation expense for the nine months ended September 30, 2007 and September 30, 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the original grant date fair value estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs for stock options granted prior to January 1, 2006 on an accelerated method, and for stock options granted after January 1, 2006 the compensation costs are recognized based on a straight-line method over the requisite service period, which is generally the option vesting term of three years.
     As a result of the adoption of SFAS 123R, the Company’s net loss for the nine months ended September 30, 2007 and September 30, 2006 includes compensation expense of $1,009,664 and $1,247,705, respectively, related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006
Research and development	$141,686	$260,459
General and administrative	867,978	987,246

Share-based compensation expense	$1,009,664	$1,247,705

Net share-based compensation expense, per common share:
Basic and diluted	$0.012	$0.018

     The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of stock options granted to employees. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award.

     Following are the weighted-average assumptions used in valuing the stock options granted to employees during the nine-month periods ended September 30, 2007 and 2006:

	NINE MONTH PERIOD ENDED
	SEPTEMBER 30,
	2007	2006
Expected volatility	100.33%	102.29%
Risk-free interest rate	4.89%	4.98%
Expected term of option	5 years	5 years
Forfeiture rate	5.00%	5.00%
Expected dividend yield	0.00%	0.00%

     The weighted average fair value of stock options granted during the nine and three-month periods ended September 30, 2007 were $1.26 and $1.08, respectively. The weighted average fair value of stock options granted during the nine and three-month periods ended September 30, 2006 were $1.28 and $1.27, respectively.
     A summary of the Company’s stock option plans and of changes in options outstanding under the plans for the six months ended September 30, 2007, is as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at January 1, 2007	8,111,086	$7.87
Granted	447,016	$1.64
Exercised	(75,000)	$1.09
Expired	(211,119)	$10.82
Forfeited	(23,655)	$1.81

Outstanding at September 30, 2007	8,248,328	$7.54

Vested and expected to vest at September 30, 2007	8,196,090	$7.58

Exercisable at September 30, 2007	7,203,562	$8.35

     Cash received from option exercises under all share-based payment arrangements for the nine months ended September 30, 2007 and 2006 was $81,750 and $8,175, respectively. Due to the availability of net operating loss carryforwards and research tax credits, tax deductions for option exercises were not recognized.

5. Acquisition
     In January 2006, the Company acquired Miikana, a private biotechnology company. Pursuant to the merger agreement entered into in connection with the acquisition, the Company acquired all of the outstanding capital stock of Miikana in exchange for 9.96 million shares of the Company’s common stock and the assumption of certain obligations. In addition, based on the success of the acquired pre-clinical programs, the Company may pay up to an additional $18 million upon the achievement of certain clinical and regulatory milestones. Such additional payments will be made in cash or shares of stock at the Company’s option. The Company expects that the Aurora Kinase pre-clinical program will advance to the filing of an IND (Investigational New Drug application) in 2007 and commence clinical trials in 2008. A dosing of the first patient triggers a purchase price adjustment milestone of $2 million. Through the acquisition, the Company acquired rights to MKC-1, a Phase 2 clinical candidate licensed from Hoffman-LaRoche, Inc. (“Roche”) by Miikana in April 2005. Under the terms of the agreement, Roche may be entitled to receive future payments upon successful completion of developmental milestones. The Company does not anticipate reaching any of these milestones in 2007. Roche is also eligible to receive royalties on sales and certain one-time payments based on attainment of annual sales milestones.
Miikana Purchase Price Allocation
     Miikana is a development stage company. Accordingly, the acquisition of Miikana was treated as an asset purchase. In accordance with EITF 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Asset or of a Business,” and Statement 141 “Business Combinations” the purchase price was first allocated to the tangible assets acquired and liabilities assumed based on the estimated fair values at the acquisition date. The balance of the purchase price was allocated to intangible assets and recorded as in-process research and development as the research and development projects in Miikana’s pipeline, as of the acquisition date, had not reached technological feasibility and had no alternative use.
Acquired In-Process Research and Development
     Acquired in-process research and development, or IPR&D, represents the fair value assigned to research and development projects that we acquire which have not been completed at the date of acquisition and which have no future alternative use. Accordingly, the fair value of such projects is recorded as research and development expense as of the acquisition date.
     The value assigned to acquired IPR&D was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to present value. The revenue and cost projections used to value IPR&D were, as applicable, reduced based on the probability of developing a new drug. Additionally, the projections considered the relevant market sizes and growth factors and expected trends in technology. The resulting net cash flows from such projects are based on management’s estimates of cost of sales, operating expenses, and income taxes from such projects. The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations.
     The Company believes that the foregoing assumptions used in the IPR&D analysis were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will transpire as estimated.
     The total purchase price allocated was $30.1 million, consisting of 9,964,000 shares of the Company’s common stock with a fair value of $21.9 million, assumed debt of $1.5 million, assumed current liabilities of $2.7 million, $1 million loaned to Miikana prior to the closing and acquisition costs of $3 million. The fair value of common stock was determined using the closing price at the date of acquisition.

     The Company allocated the purchase price to the tangible assets based on their estimated fair market value of $600,000 with the balance being allocated to IPR&D, with a project allocation of approximately $23.0 million to MKC-1 and the balance of approximately $6.5 million to the acquired preclinical programs.
6. Loan Payable
     On September 12, 2007, EntreMed, Inc. and Miikana Therapeutics, Inc., its wholly owned subsidiary, entered into a Loan and Security Agreement (“Loan Agreement”) with General Electric Capital Corporation (“GECC”), as agent, Merrill Lynch Capital and Oxford Finance Corporation (collectively, “the Lenders”). The Loan Agreement provides for (i) a term loan (“Term Loan”) issued by the Lenders to the Company in the aggregate amount of $20,000,000 and (ii) the issuance and sale to the Lenders of stock purchase warrants evidencing the Lenders’ right to acquire their respective pro rata share of 250,000 shares of common stock of the Company (“Warrants”).
     The Term Loan will accrue interest in arrears at a fixed annual interest rate of 10.47% until the Term Loan is fully repaid. The Term Loan will be repaid by the Company to GECC, for the ratable benefit of the Lenders, as: (i) nine consecutive monthly payments of interest only, each in the amount of $174,500, commencing on November 1, 2007 and (ii) thirty consecutive monthly payments of principal and interest, each in the amount of $760,606, commencing on August 1, 2008. The Term Loan expires on the earlier of (i) January 1, 2011 or (ii) the date the Term Loan otherwise becomes due and payable under the Loan Agreement, whether by acceleration of the obligations under the Term Loan or otherwise.
     The Company will have the right to voluntarily prepay the Term Loan, in full or in part, upon five business days’ written notice to GECC. Under certain circumstances, the prepayment of the aggregate amount outstanding under the Term Loan triggers a prepayment penalty equal to: (i) 3% on such prepayment amount, if such prepayment is made on or before the one year anniversary of the closing date, (ii) 2% on such prepayment amount, if such prepayment is made after the one year anniversary of the closing date but on or before the two year anniversary of the closing date, and (iii) 1% on such prepayment amount, if such prepayment is made after the two year anniversary of the closing date but on or before the Term Loan maturity date. The Loan Agreement contains customary events of default that permits GECC to accelerate the Company’s outstanding obligations if an event of default occurs and is not cured within the applicable grace periods. The Loan Agreement also provides for automatic acceleration upon bankruptcy and other insolvency events.
     The Term Loan will be used for general corporate purposes and is secured by the personal property owned by both the Company and Miikana, except for any intellectual property owned by either the Company or Miikana. Notwithstanding the foregoing, the collateral for the Term Loan includes (i) all cash, royalty fees and other proceeds that consist of rights of payment or proceeds from the sale, licensing or other disposition of all or any part of, or rights in, the intellectual property and the Thalidomide Royalty Agreement and (ii) the Company’s rights under the Thalidomide Royalty Agreement.
     The Loan Agreement contains customary affirmative and negative covenants. The Company was in compliance with such covenants as of September 30, 2007.

     As of September 30, 2007, principal payments due are as follows:

Less than one year	$1,177,326
One to two years	7,510,153
Two to three years	8,335,318
Three to four years	2,977,203

Total	$20,000,000

     The Warrants are exercisable by the Lenders until September 12, 2012 at an exercise price of $2.00 per share. The fair value of the Warrants issued was $190,000, calculated using a Black-Scholes value of $.76 with an expected life of 5 years, an assumed volatility of 98%, and a risk-free interest rate of 4.11%. The value of the Warrants, and an upfront underwriting fee of $100,000 paid to one of the Lenders, are recorded as a discount on the loan and are amortized as interest expense over the life of the loan. The Company also incurred certain debt issuance costs that were deferred and are included in other assets in the Company’s balance sheet as of September 30, 2007. Amortization of these fees and the discount results in an effective interest rate of 11.40%.
7. Related Party Transactions
     There were no related-party transactions in the nine months ended September 30, 2007. Until September 2006, the Company received legal services from a law firm with which one of the Company’s former officers was associated. During the nine months ended September 30, 2006, these services totaled $715,000, the majority representing patent work. These costs were recorded as research and development expenses of $550,000, general and administrative expenses of $149,000 and costs related to the Miikana acquisition of $16,000. The Company completed a sale of common stock and warrants in February 2006. Celgene Corporation, the Company’s largest shareholder, acquired 864,864 shares of common stock and 432,432 warrants convertible into shares of common stock in the transaction, on the same terms and conditions as the other purchasers in the transaction. Additionally, in December 2006, Celgene acquired 2,500,000 shares of the Company’s common stock on the same terms and conditions as the other purchasers in a separate sale to institutional investors.
8. Income Taxes
     The Company has adopted FIN 48, Accounting for Uncertainty in Income Taxes, as of January, 1, 2007. This standard modifies the previous guidance provided by FAS 5, Accounting for Contingencies and FAS 109, Accounting for Income Taxes for uncertainties related to the Company’s income tax liabilities. The Company has analyzed its income tax posture using the criteria required by FIN 48 and concluded that there is no cumulative effect allocable to equity as a result of adopting this standard. At December 31, 2006, the Company has $2.75 million unrecognized tax benefit which has no net balance sheet impact.
     During the nine months ended September 30, 2007, there were no changes to the measurement of unrecognized tax benefits in various taxing jurisdictions. The Company is maintaining its historical method of not accruing interest (net of related tax benefits) and penalties associated with unrecognized income tax benefits as a component of income tax expense.

     The tax returns for all years in the Company’s major tax jurisdictions were not settled as of January 1, 2007; no changes in settled tax years have occurred through September 30, 2007. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.
9. Recent Accounting Pronouncement
     In June 2007, the FASB issued EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The provisions of EITF No. 07-3 are effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of adoption of this statement on its financial statements.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
     We are a clinical-stage pharmaceutical company developing a new generation of multi-mechanism drugs for the treatment of cancer and inflammatory diseases. Our drug candidates target disease cells directly and the blood vessels that nourish them. We are focused on developing drugs that are safe and convenient, and provide the potential for improved patient outcomes.  Panzem® (2-methoxyestradiol or 2ME2) is currently in multiple Phase 2 clinical trials for cancer, as well as in preclinical development for rheumatoid arthritis. MKC-1, a novel cell cycle inhibitor, is also in Phase 2 clinical trials for cancer. ENMD-1198, a novel tubulin binding agent discovered by EntreMed, is currently in a Phase 1 clinical trial for cancer. With the initiation of multiple clinical trials, we now have three product candidates in clinical development and expect operational expenses to remain at similar levels or increase through 2007 as we continue the existing clinical programs and also bring additional product candidates toward clinical development. Our goal is to develop and commercialize drugs based on our scientific expertise in angiogenesis, cell cycle regulation and inflammation — processes vital to the progression of cancer and other diseases.  Our three product candidates are based on these mechanisms. We will continually evaluate our clinical programs based on scientific data, our financial condition and other considerations. In our normal course of business, we may reprioritize our programs based on such considerations. In order to further advance our commercial objectives, we may seek strategic alliances, licensing relationships and co-development partnerships with other companies to develop compounds for both oncology and non-oncology therapeutic areas.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES
          The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Our critical accounting policies, including the items in our financial statements requiring significant estimates and judgments, are as follows:
-	Revenue Recognition — We recognize revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured.
-	Royalty Revenue – Royalties from licenses are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured. We expect that the majority of our 2007 revenues will be from royalties on the sale of Thalomid®, which we expect to begin to recognize in the third quarter. In 2004 certain provisions of a purchase agreement dated June 14, 2001 by and between Bioventure Investments kft (“Bioventure”) and the Company were satisfied, and, as a result, beginning in 2005 we became entitled to share in the royalty payments received by Royalty Pharma Finance Trust, successor to Bioventure, on annual Thalomid® sales above a certain threshold. Based on the licensing agreement royalty formula, annual royalty sharing commences with Thalomid® annual sales of approximately $225 million. The Company also is eligible to receive royalty payments under a February 2004 agreement with Children’s Medical Center Corporation (“CMCC”) and Alchemgen Therapeutics. Under the agreement, Alchemgen received rights to market endostatin and angiostatin in Asia. We are also eligible to receive royalties from Oxford Biomedica, PLC from the net sales of products developed for the treatment of ophthalmic (eye) diseases. We do not expect to receive royalties under either of these agreements in 2007. In the future, royalty payments, if any, will be recorded as revenue when received and/or when collectibility is reasonably assured.
-	Research and Development — Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development costs are expensed as incurred.

-	Expenses for Clinical Trials – Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the underlying data. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes enrollment. Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and when a patient drops out of a trial. Information about patient enrollment can become available significantly after we report our expenses for clinical trials, in which case we would change our estimate of the remaining cost of a trial. Costs that are based on clinical data collection and management are recognized based on estimates of unbilled goods and services received in the reporting period. In the event of early termination of a clinical trial, we would accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

-	Stock-Based Compensation – Issued in December 2004, Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) requires companies to recognize expense associated with share-based compensation arrangements, including employee stock options and stock purchase plans, using a fair value-based option pricing model, and eliminates the alternative to use the intrinsic value method of accounting for share-based payments. SFAS 123R was effective beginning January 1, 2006. Adoption of the expense provisions of SFAS 123R has a material impact on our results of operations. We have applied the modified prospective transition method; accordingly, compensation expense is reflected in the financial statements beginning January 1, 2006 with no restatement of prior periods. Compensation expense is recognized for awards that are granted, modified, repurchased or cancelled on or after January 1, 2006, as well as for the portion of awards previously granted that have not vested as of January 1, 2006. For the adoption of SFAS 123R, we have selected the straight-line expense attribution method, whereas our previous expense attribution method was the graded-vesting method, an accelerated method, described by FIN 28. Our results of operations are impacted by the recognition of non-cash expense related to the fair value of our share-based compensation awards.
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
     Any future changes to our share-based compensation strategy or programs would likely affect the amount of compensation expense recognized under SFAS 123R. Share-based compensation expense recognized in the three and nine months ended September 30, 2007 totaled $216,442 and $1,009,664, respectively. Share-based compensation expense recognized in the comparable periods in 2006 totaled $340,000 and $1,248,000, respectively.

RESULTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2007 and September 30, 2006.
     Revenues. For the three and nine-month periods ended September 30, 2007, revenues increased 16% to $3,520,000 from $3,023,000, as compared to the same periods in 2006. We recorded no revenue during the first six months of 2007 and 2006. The increase in revenues results from the recognition of royalty revenue earned on sales of Thalomid®. In 2005, we reached certain milestones under our purchase agreement with Royalty Pharma Finance Trust, and began to share in the royalty payments received by Royalty Pharma on annual Thalomid® sales above a certain threshold. Based on the licensing agreement royalty formula, annual royalty sharing commences with Thalomid® annual sales of approximately $225 million. Thalomid® sales in 2007 and in 2006 surpassed the sharing point in the three-month period ended September 30, and we recorded royalty revenue of $3,518,000 and $3,011,000 in 2007 and 2006, respectively. Our 2007 revenues will result from royalties arising from Celgene’s sale of Thalomid®. We expect to record revenues of approximately $7.0 million in 2007, as compared to $6.9 million recorded in 2006. As previously reported, we continue to earn royalties pursuant to a 2001 agreement with Royalty Pharma, as noted above.
     Research and Development Expenses. With two product candidates in Phase 2 trials, our research and development expenses for the three and nine months ended September 30, 2007 totaled $5,109,000 and $18,089,000, respectively. Research and development expenses for the corresponding 2006 periods were $5,544,000 and $13,813,000, respectively. Our 2007 research and development expenses reflect our continued shift to a more clinical focus and also the advancement of two preclinical programs to anticipated IND (Investigational New Drug) filing. We currently have three product candidates in various stages of clinical development and anticipate advancing two other programs to clinical development in 2008. The current clinical base includes multiple trials for Panzem® NCD and MKC-1, in addition to the Phase 1 trial for ENMD-1198. The 2007 increase in research and development expenses relates directly to the expanded clinical activity and includes higher clinical and regulatory costs and higher contract manufacturing costs associated with the purchase and formulation of clinical material. Reflected in our R&D expenses totaling $5,109,000 for the three-month period ended September 30, 2007 are direct project expenses of $1,596,000 for Panzem® oncology, $457,000 related to ENMD-1198, and $735,000 related to MKC-1. The 2006 research and development expenses for the comparable period included $1,661,000 of direct project expenses for Panzem® oncology, $349,000 related to ENMD-1198, and $1,071,000 related to MKC-1. R&D expenses totaling $18,089,000 for the nine-month period ended September 30, 2007 included direct project expenses for Panzem oncology of $6,533,000, $1,322,000 related to ENMD-1198, and $2,187,000 related to MKC-1. In the corresponding 2006 period, these direct project expenses totaled $4,397,000, $1,148,000 and $1,958,000, respectively.
     At September 30, 2007, accumulated direct project expenses for Panzem®, our lead drug candidate, totaled $49,634,000, for ENMD-1198 totaled $8,779,000, and for MKC-1 totaled $5,187,000 since the acquisition of Miikana.
     The balance of our R&D expenditures includes facilities costs and other departmental overhead, and expenditures related to the advancement of our pre-clinical pipeline. These costs totaled $2,322,000 and $2,463,000 for the three-month periods ended September 30, 2007 and 2006, respectively. For the nine-month periods ended September 30, 2007 and 2006, these costs totaled $8,048,000 and $6,311,000, respectively. The 2007 increase is primarily attributable to preclinical costs associated with advancing ENMD-2076 (the salt form of ENMD-981693) towards an IND in oncology. With three programs currently in clinical development and two additional programs heading to IND filings later this year, we expect research and development expenditures to remain at similar levels or increase in 2008.
     The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. As of September 30, 2007, we have three product candidates in clinical trials for cancer. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

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
     Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development expenses decreased to $5,109,000 in the three months ended September 30, 2007 from $5,544,000 for the corresponding period in 2006. The decrease in the 2007 three-month period results from the timing of our manufacturing activities. Research and development expenses increased to $18,089,000 in the nine months ended September 30, 2007 from $13,813,000 for the corresponding period in 2006. Expenditures during the three and nine months ended September 30, 2007 were specifically impacted by the following:
-	Outside Services – We utilize outsourcing to conduct our product development activities. Larger-scale small molecule synthesis, in vivo testing and data analysis are examples of the services that we outsource. In the three-month period ended September 30, 2007, we expended $620,000 on these activities versus $846,000 in the same 2006 period. For the nine-month period ended September 30, 2007, outside services were $2,642,000 compared to $1,985,000 for the same 2006 period. The increase reflects costs associated with advancing Panzem® NCD towards an IND filing for the treatment of rheumatoid arthritis and ENMD-2076 towards an IND for the treatment of cancer and inflammatory diseases.

-	Clinical Trial Costs – Clinical trial costs increased to $907,000 in the three months ended September 30, 2007, from $698,000 in the three-month period ended September 30, 2006. Clinical trial costs for the nine-month period ended September 30, 2007 increased to $3,176,000 from $1,735,000 for the comparable 2006 period. The increase reflects our expanded clinical base that supports three product candidates in clinical development. In 2006 and 2007 we initiated a series of Phase 1 and Phase 2 trials, with both Panzem® NCD and MKC-1. A number of these trials remain open, and, along with the ENMD-1198 Phase 1 trial, have resulted in an overall increase in clinical costs. Costs of such trials include the clinical site fees, monitoring costs and data management costs.

-	Contract Manufacturing Costs – The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, formulation, encapsulation and fill and finish services, and product release costs. Contract manufacturing costs for the three months ended September 30, 2007 decreased to $1,086,000 from $1,807,000 during the same period in 2006. For the nine-month period ended September 30, 2007 manufacturing costs increased to $4,349,000 from $3,339,000 for the comparable 2006 period. The 2007 increase results from the acquisition of bulk API and the formulation of drug product to support the Panzem® NCD trials. Fluctuations in our contract manufacturing costs from period to period result from the timing of manufacturing activities, although we expect these expenditures to remain at these levels as we secure material to support the expansion of our clinical programs.
     Also reflected in our 2007 research and development expenses for the three-month period ended September 30, 2007 are personnel costs of $1,184,000, patent costs of $348,000 and facility and related expenses of $363,000. In the corresponding 2006 period, these expenses totaled $1,040,000, $170,000 and $381,000, respectively. For the nine-month period ended September 30, 2007, personnel costs were $3,717,000, patent costs were $1,026,000 and facility and related expenses were $1,128,000. In the corresponding 2006 period, these expenses totaled $3,263,000, $593,000 and $1,129,000, respectively. The 2007 increase in personnel costs is a result of additional research and development employees and the increased patent costs reflect an expansion of our intellectual property portfolio for some of our acquired research and development programs.
     General and Administrative Expenses. General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.
     General and administrative expenses increased to $1,706,000 in the three-month period ended September 30, 2007 from $1,498,000 in the corresponding 2006 period. For the nine-month period, general and administrative expenses increased in 2007 to $5,408,000 from $5,257,000 for the corresponding 2006 period. The 2007 amount is impacted by higher personnel costs and increased directors’ fees, offset by decreased professional service fees, and the absence of severance costs resulting from the Miikana acquisition in 2006.
     Acquired In-Process R&D. In January 2006, we acquired Miikana Therapeutics, a private biotechnology company. Pursuant to the merger agreement entered into in connection with the acquisition, we acquired all of the outstanding capital stock of Miikana Therapeutics, Inc. in exchange for 9.96 million shares of common stock and the assumption of certain obligations. Miikana was a development stage company. Accordingly, the acquisition of Miikana was treated as an asset purchase. In accordance with EITF 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Asset or of a Business,” and Statement 141 “Business Combinations” the $30.1 million purchase price was first allocated to the tangible assets acquired ($600,000) based on the estimated fair values at the acquisition date. The balance of the purchase price was allocated to intangible assets and recorded as in-process research and development as the research and development projects in Miikana’s pipeline, as of the acquisition date, had not reached technological feasibility and had no alternative use. At September 30, 2006, $29,500,000 was recorded as in-process research and development. We believe the fair values assigned to the assets acquired and liabilities assumed are based upon reasonable assumptions given current available facts and circumstances. The total purchase price allocated was $30.1 million, consisting of 9,964,000 shares of our common stock with a fair value of $21.9 million, assumed debt of $1.5 million, assumed current liabilities of $2.7 million, $1 million loaned to Miikana prior to the closing and acquisition costs of $3 million. The fair value of common stock was determined using the closing price at the date of acquisition.

     Interest expense. Interest expense for the three and nine-month periods ended September 30, 2007 was $169,000 and $207,000, respectively. Interest expense for the corresponding periods in 2006 was $36,000 and $127,000, respectively. The 2007 increase for the three-month period reflects our recent debt transaction and the resultant interest charge.
     Investment income. Investment income decreased by 19% in the three-month period ended September 30, 2007 to $429,000 from $530,000 in the corresponding 2006 period; however, investment income increased 12% in the nine-month period ended September 30, 2007 to $1,540,000 from $1,378,000 in the corresponding 2006 period, due to higher yields on higher invested balances in interest bearing cash accounts and investments.
     Dividends on Series A convertible preferred stock. The Consolidated Statement of Operations for the three and nine-month periods ended September 30, 2007 and 2006 reflect a dividend of $251,250 and $753,750, respectively, relating to Series A Convertible Preferred Stock held by Celgene pursuant to a Securities Purchase Agreement dated December 31, 2002. The holders of Series A Preferred Stock will accumulate dividends at a rate of 6% and will participate in dividends declared and paid on our common stock, if any. All accumulated dividends must be paid before any dividends may be declared or paid on the common stock. The Company has no plans to pay any dividends in the foreseeable future.
LIQUIDITY AND CAPITAL RESOURCES
     To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses for 2007 and the foreseeable future before we commercialize any products. In January 2006, we acquired Miikana Therapeutics, a private biotechnology company. Pursuant to the merger agreement entered into in connection with the acquisition, we acquired all of the outstanding capital stock of Miikana Therapeutics, Inc. in exchange for 9.96 million shares of the Company’s common stock and the assumption of certain obligations. In addition, based on the success of the acquired pre-clinical programs, we may pay up to an additional $18 million upon the achievement of certain clinical and regulatory milestones. Such additional payments will be made in cash or shares of stock at our option. We expect that the Aurora Kinase pre-clinical program (lead ENMD-2076) will advance to the filing of an IND in 2007 and commence clinical trials in 2008. A dosing of the first patient triggers a purchase price adjustment milestone of $2 million, which we expect to be due (in cash or stock at our discretion) in 2008. Through the acquisition, we acquired rights to MKC-1, a Phase 2 clinical candidate licensed from Hoffman-LaRoche, Inc. (“Roche”) by Miikana in April 2005. Under the terms of the agreement, Roche may be entitled to receive future payments upon successful attainment of certain clinical, regulatory and commercialization milestones; however, we do not expect to trigger any of these milestone payments in 2007 or 2008. Under the terms of the license agreements for 2ME2 and Celgene’s tubulin inhibitor program, we must be diligent in bringing potential products to market and we may be required to make future milestone payments totaling approximately $500,000 and $25.25 million, respectively. We do not expect to reach any milestones under these agreements requiring payments in 2007; however, we may be required to pay $250,000 in 2008 under the license agreement for Celgene’s tubulin inhibitor program if a lead compound is selected. Unless otherwise agreed to by the parties, a failure to comply with the milestones or to make any required sponsored research or milestone payment could allow a licensor to terminate the relevant license agreement.

     On September 12, 2007, we and our wholly-owned subsidiary, Miikana Therapeutics, Inc., entered into a Loan and Security Agreement (“Loan Agreement”) with General Electric Capital Corporation (“GECC”), as agent, Merrill Lynch Capital and Oxford Finance Corporation (collectively, “the Lenders”). The Loan Agreement provides for (i) a term loan (“Term Loan”) issued by the Lenders to us in the aggregate amount of $20,000,000 and (ii) the issuance and sale to the Lenders of stock purchase warrants evidencing the Lenders’ right to acquire their respective pro rata share of 250,000 shares of our common stock (“Warrants”). The Warrants are exercisable by the Lenders until September 12, 2012 at an exercise price of $2.00 per share.
     The Term Loan will accrue interest in arrears at a fixed annual interest rate of 10.47% until the Term Loan is fully repaid. We will repay the Term Loan as: (i) nine consecutive monthly payments of interest only, each in the amount of $174,500, commencing on November 1, 2007 and (ii) thirty consecutive monthly payments of principal and interest, each in the amount of $760,606, commencing on August 1, 2008. The Term Loan expires on the earlier of (i) January 1, 2011 or (ii) the date the Term Loan otherwise becomes due and payable under the Loan Agreement, whether by acceleration of the obligations under the Term Loan or otherwise.
     We have the right to voluntarily prepay the Term Loan, in full or in part, upon five business days’ written notice to GECC. Under certain circumstances, the prepayment of the aggregate amount outstanding under the Term Loan triggers a prepayment penalty equal to: (i) 3% on such prepayment amount, if such prepayment is made on or before the one year anniversary of the closing date, (ii) 2% on such prepayment amount, if such prepayment is made after the one year anniversary of the closing date but on or before the two year anniversary of the closing date, and (iii) 1% on such prepayment amount, if such prepayment is made after the two year anniversary of the closing date but on or before the Term Loan maturity date. The Loan Agreement contains customary events of default that permits GECC to accelerate our outstanding obligations if an event of default occurs and is not cured within the applicable grace periods. The Loan Agreement also provides for automatic acceleration upon bankruptcy and other insolvency events.
     We will use the proceeds from the Term Loan for general corporate purposes and the Term Loan is secured by the personal property owned by both the Company and Miikana, except for any intellectual property owned by either the Company or Miikana. The collateral for the Term Loan includes (i) all cash, royalty fees and other proceeds that consist of rights of payment or proceeds from the sale, licensing or other disposition of all or any part of, or rights in, the intellectual property and the Thalidomide Royalty Agreement and (ii) our rights under the Thalidomide Royalty Agreement.
     At September 30, 2007, we had cash and short-term investments of $50,644,261 with working capital of $47,405,914. We invest our capital resources with the primary objective of capital preservation. As a result of trends in interest rates, we have invested in some securities with maturity dates of more than 90 days to enhance our investment yields. As such, some of our invested balances are classified as short-term investments rather than cash equivalents in our consolidated financial statements at September 30, 2007.

     To accomplish our business plans, we will be required to continue to conduct substantial development activities for some or all of our proposed products. Under our current operating plans in 2007, we have three compounds under clinical investigation and we expect our 2007 results of operations to reflect a net loss of approximately $28,000,000, including non-cash charges of approximately $2,800,000. These projections are subject to judgment and estimation and could change significantly. In addition to the continued clinical development of Panzem® NCD, MKC-1 and ENMD-1198, we also filed an IND for Panzem® for the treatment of rheumatoid arthritis. We anticipate filing an IND in oncology for ENMD-2076 in the remaining part of 2007 and expect to initiate clinical development under this program in 2008. We expect that the majority of our 2007 revenues will continue to be from royalties on the sale of Thalomid®. Based on historical trend and analyst consensus for Thalomid® sales, we expect to record royalty-sharing revenues of approximately $7 million in 2007; however, there can be no assurance in this regard. In addition, under our licensing agreement with Oxford Biomedica, PLC and Oxford Biomedica (UK) Limited Oxford, we are entitled to receive payments upon the achievement of certain milestones with respect to the development of gene therapies for ophthalmic (eye) diseases and royalties on net sales of such products. However, we do not control the drug development efforts of Oxford and have no control over when or whether such milestones will be reached or when sales of products will commence. We do not believe that we will receive any developmental milestone payments or royalties under these agreements in 2007.
     Based on our assessment of our current capital resources coupled with anticipated inflows, in the absence of additional financing, we believe that we will have adequate resources to fund planned operations through 2008. Our estimate may change, however, based on our decisions with respect to future clinical trials related to our product candidates, the timing of receipt of milestone payments, developments in our business including the acquisition of additional intellectual property, other investments in new or complimentary technology, and our success in executing our current business plan.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of September 30, 2007.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
     As of September 30, 2007, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the CEO and CFO concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in the Company’s periodic SEC reports. Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
     Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, except as otherwise disclosed herein, are material.
ITEM 1A. RISK FACTORS
     For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of EntreMed’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and the information under “Special Note Regarding Forward-Looking Statements” included in this report. Other than with respect to the risk factors below, there have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K.

Our loan agreement contains operating and financial covenants that may restrict our business and financing activities.
       We have entered into a loan and security agreement providing for a $20.0 million term loan. Among other things, this loan and security agreement restricts our ability to:
•	incur or guaranty additional indebtedness;

•	create liens;

•	sell assets;

•	consolidate or merge with other entities;

•	pay dividends or make distributions on, or repurchase, our stock;

•	make loans or investments

•	enter into transactions with affiliates; or

•	amend certain material agreements.
         Our ability to comply with our obligations under the loan and security agreement may be affected by events beyond our control. We may not be able to meet those obligations. A breach of any of our obligations under the loan and security agreement could result in a default, causing any outstanding indebtedness under the term loan to become immediately due and payable. We cannot assure you that we will have sufficient assets to repay our term loan upon any default. If we were unable to repay any outstanding indebtedness, the lender could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets, including certain rights to payments based on our intellectual property and royalty payment streams, as collateral under the term loan.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
                The information set forth in the Current Report on form 8-K, filed with the Commission on September 18, 2007, is incorporated herein by reference.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
               Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               Not applicable.
ITEM 5. OTHER INFORMATION
               Not applicable.

ITEM 6. EXHIBITS

4.1	Warrant dated September 12, 2007 issued to General Electric Capital Corporation

4.2	Warrant dated September 12, 2007 issued to Merrill Lynch Capital

4.3	Warrant dated September 12, 2007 issued to Oxford Finance Corporation

10.1	Loan and Security Agreement dated September 12, 2007 among General Electric Capital Corporation, Oxford Finance Corporation, Merrill Lynch Capital, as the lenders, and EntreMed, Inc. and Miikana Therapeutics, Inc. as the loan parties

10.2	Promissory Note dated September 12, 2007 to General Electric Capital Corporation

10.3	Promissory Note dated September 12, 2007 to Merrill Lynch Capital

10.4	Promissory Note dated September 12, 2007 to Oxford Finance Corporation

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of President and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTREMED, INC.
(Registrant)

Date: November 8, 2007	/s/ James S. Burns

James S. Burns
President and Chief Executive Officer

Date: November 8, 2007	/s/ Dane R. Saglio

Dane R. Saglio
Chief Financial Officer

EXHIBIT INDEX

4.1	Warrant dated September 12, 2007 issued to General Electric Capital Corporation

4.2	Warrant dated September 12, 2007 issued to Merrill Lynch Capital

4.3	Warrant dated September 12, 2007 issued to Oxford Finance Corporation

10.1	Loan and Security Agreement dated September 12, 2007 among General Electric Capital Corporation, Oxford Finance Corporation, Merrill Lynch Capital, as the lenders and EntreMed, Inc. and Miikana Therapeutics, Inc. as the loan parties

10.2	Promissory Note dated September 12, 2007 to General Electric Capital Corporation

10.3	Promissory Note dated September 12, 2007 to Merrill Lynch Capital

10.4	Promissory Note dated September 12, 2007 to Oxford Finance Corporation

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer