Form 10-K
period 2007-12-31
ENTREMED INC
filed 2008-03-06
CIK 895051

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C., 20549
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Commission file number 0-20713
ENTREMED, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-1959440

(State of Incorporation)	(I.R.S. Employer Identification No.)

9640 Medical Center Drive, Rockville, MD	20850

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (240) 864-2600
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: NONE
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     As of June 30, 2007, the aggregate market value of the shares of common stock held by non-affiliates was approximately $113,681,471.
     As of February 29, 2008, 85,773,911 shares of the Company’s common stock were outstanding.
Documents Incorporated By Reference
          The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2007. The proxy statement is incorporated herein by reference into the following parts of the Form 10K:
Part III, Item 10, Directors, Executive Officers and Corporate Governance;
Part III, Item 11, Executive Compensation;
Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters;
Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence; and
Part III, Item 14, Principal Accountant Fees and Services.

ENTREMED, INC.
FORM 10-K — FISCAL YEAR ENDED DECEMBER 31, 2007
Contents and Cross Reference Sheet

Form 10-K	Form 10-K		Form 10-K
Part No.	Item No.	Description	Page No.
I	1	Business	2

	1A	Risk Factors	11

	1B	Unresolved Staff Comments	18

	2	Properties	18

	3	Legal Proceedings	18

	4	Submission of Matters to a Vote of Security Holders	19

II	5	Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities	19

	6	Selected Financial Data	22

	7	Management’s Discussion and Analysis of Financial Condition and Results of Operation	23

	7A	Quantitative and Qualitative Disclosures About Market Risk	32

	8	Financial Statements and Supplementary Data	32

	9	Changes in and Disagreements with Accountants On Accounting and Financial Disclosure	32

	9A	Controls and Procedures	32

	9B	Other Information	35

III	10	Directors, Executive Officers and Corporate Governance	35

	11	Executive Compensation	35

	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	35

	13	Certain Relationships and Related Transactions, and Director Independence	35

	14	Principal Accountant Fees and Services	35

IV	15	Exhibits and Financial Statement Schedules	36

		Signatures	41
		Audited Consolidated Financial Statements	F-1
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
Our forward-looking statements are based on information available to us today, and we will not update these statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date thereof, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to: the early stage of our product candidates under development operating losses and anticipated future losses; the volatillity of our common stock; our need for additional capital; restrictions imposed by our loan agreement; intense competition and rapid technological change in the biopharmaceutical industry; uncertainties relating to our patent and proprietary rights; uncertainties relating to clinical trials: estimated clinical trial commencement date; government regulation; and uncertainties of obtaining regulatory approval on a timely basis or at all. Additional information about the factors and risks that could affect our business, financial condition and results of operations, are contained in our filings with the U.S. Securities and Exchange Commission (SEC), which are available at www.sec.gov.

PART I
ITEM 1. BUSINESS.
OVERVIEW
          EntreMed, Inc. (“EntreMed” or “the Company”) (Nasdaq: ENMD) is a clinical-stage pharmaceutical company focused on developing multi-mechanism oncology drugs that target disease cells and the blood vessels that nourish them. We are focused on developing drugs that we believe are safe and convenient, and provide the potential for improved patient outcomes.
          Our goal is to develop and commercialize therapeutics based on our scientific expertise in angiogenesis, cell cycle regulation and inflammation — processes vital to the progression of cancer and other diseases. This expertise has also led to the identification of new molecules, including new chemical entities derived from 2ME2 (2-methoxyestradiol), as well as new chemical entities associated with multi-kinase inhibition and histone deactylase (HDAC) inhibition, important targets in the treatment of oncology. We currently have four product candidates in clinical development that are based on these mechanisms.
          We currently have four compounds in various stages of clinical development for oncology. Our pipeline of clinical-stage orally-active, multi-mechanism drugs for the treatment of cancer includes MKC-1, a novel cell cycle inhibitor, Panzem® (2-methoxyestradiol or 2ME2), and ENMD-1198, an antimitotic agent. In addition we also have active investigational new drug (IND) applications for our Aurora A/angiogenesis kinase inhibitor, ENMD-2076, and Panzem® for rheumatoid arthritis.
          We are developing compounds that have broad therapeutic and commercial potential in oncology. In order to further advance our commercial objectives, we may seek strategic alliances, licensing relationships and co-development partnerships with other companies to develop compounds for both oncology and non-oncology therapeutic areas.
          We were incorporated under Delaware law in 1991. Our principal executive offices are located at 9640 Medical Center Drive, Rockville, Maryland 20850, and our telephone number is (240) 864-2600.
MANAGEMENT
          EntreMed’s management team has aligned the Company’s business strategy with its core scientific strengths, while maintaining prudent resource management, fiscal responsibility and accountability. Since 2004, the team has redirected EntreMed’s financial resources and R&D strategy to focus on small molecule, multiple mechanism drug candidates with broad therapeutic potential, manageable development costs, and significant commercial opportunity. Under its senior leadership, EntreMed is moving various small molecule compounds from discovery to clinical trials, including, MKC-1, Panzem® NCD, ENMD-1198 and ENMD-2076.
SCIENTIFIC FOUNDATION
          The Company developed its initial drug pipeline based on comprehensive research into the relationship between malignancy and angiogenesis (the growth of new blood vessels). This research led to a focus on drug candidates that act on the cellular pathways that affect biological processes important in multiple diseases, specifically angiogenesis, inflammation and cell cycle regulation. Our drug candidates have potential applications in oncology and other diseases involved with one or more of these pathways:
          Angiogenesis. Angiogenesis is a multi-step process in which preexisting blood vessels send out capillary sprouts to produce new blood vessels. This tightly regulated process involves the migration, proliferation and differentiation of endothelial cells. In normal physiology, angiogenesis is a necessary component of the menstrual cycle and wound healing, where the process is regulated through appropriate shifts in the balance of pro-angiogenic and antiangiogenic signals. This tight regulation of angiogenesis in normal physiology is absent or aberrant in multiple disease settings that are characterized by persistent, inappropriate blood vessel development.

          Angiogenesis occurs in more than 80 diseases, particularly in various cancers where the growth of new blood vessels is necessary to sustain tumor growth, as well as arthritis, where inflammation triggers new blood vessel growth and joint erosion. Our scientists, who have studied the process of angiogenesis in-depth for over a decade, are developing drug candidates to inhibit blood vessel formation and, in turn, control or stop diseases resulting from inappropriate blood vessel growth.
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
          Inflammation. Inflammation is the process involving the reaction of tissue to injury or disease. The condition may be either local or systemic and can be divided into acute (immediate) and chronic (prolonged) patterns. The endothelial cell and angiogenesis (formation of new blood vessels) are involved in inflammatory diseases. In contrast to acute inflammation, which is defined by vascular changes, edema, and white blood cell accumulation (neutrophils), chronic inflammation is characterized by additional white blood cell changes (macrophages and lymphocytes), tissue destruction, angiogenesis, and scarring. As a result, the cellular pathways involved in acute and chronic inflammation can be overlapping or distinct. Inflammation is a process that is associated with many diseases, including cancer and arthritis. Many of our compounds have demonstrated both anti-inflammatory and antitumor properties in preclinical models.
          Kinase Inhibition. Kinases are enzymes that are primary regulators of many essential processes in living cells. There are approximately 500 different kinases encoded in the human genome, and these proteins act together in intricate communication networks and pathways to control virtually every aspect of cellular function. The reliance of the cell on kinases to regulate function can be disastrous when kinase signaling becomes aberrant. Many human diseases have been linked to these enzymes including all forms of cancer, arthritis, inflammation, diabetes, and cardiovascular disease. The inhibition of kinases as a targeted therapeutic approach has now been validated by several drugs that have advanced successfully through clinical trials to the marketplace. The integral role kinases play in angiogenesis and cell cycle regulation has led us to develop inhibitors of key kinases involved in these processes. Our current lead kinase inhibitor, ENMD-2076, has dual activity towards both angiogenesis and the cell cycle.
MULTI-MECHANISM PIPELINE
          We believe our pipeline offers promising and unique product candidates for continued development and commercialization for the following reasons:
          Multiple Mechanisms of Action. Our compounds work through multiple mechanisms of action (MOA). Therefore, a single compound can attack a disease through multiple cellular pathways, as well as impact different diseases. Working through multiple mechanisms of action, we believe that our compounds have the potential to attack cancer cells through multiple pathways that affect the formation and replication of tumor cells, and can interrupt the formation of blood vessels that nourish tumor cells and sustain tumor growth.
          Versatility. Our compounds have versatile potential therapeutic applications. While our preclinical and clinical efforts continue to focus on oncology, we believe that other diseases characterized by angiogenesis represent future opportunities. However, at the present time, our efforts are focused entirely on our core therapeutic programs in oncology and inflammation. Non-core programs will be evaluated on a case-by-case basis, and then only in the context of external license or development alliances.

          Convenient Dosing. We are developing drug candidates that will be easy to use with minimal interruption to the patient’s daily routine as compared to other modes of drug administration. We are focusing specifically on oral drug delivery technologies, as well as other convenient administration routes.
          Intellectual Property Position. All of our pipeline programs are backed by strong intellectual property rights. Each product candidate is covered by issued or pending composition, method and use patents. We own, or have licensed on an exclusive basis, a total of 63 issued patents and patent applications in the United States for our product candidates. We have a total of 258 issued patents and pending patent applications in the United States and other countries.
          The compounds in our pipeline were either discovered internally or licensed from third parties. MKC-1 is licensed from Roche and Panzem® (2ME2) is licensed from Children’s Medical Center Corporation. Other compounds were discovered and developed internally and, as a result, are our sole property. We have retained commercial rights to all compounds, including our in-licensed compounds.
DEVELOPMENT PIPELINE
          Our pipeline contains a balanced portfolio of clinical product candidates and promising preclinical compounds that have been accepted by the FDA to conduct human clinical trials. The portfolio contains orally-administered compounds that work primarily through multiple mechanisms-of-action and have demonstrated potential in both oncology and inflammatory diseases.
          Our pipeline consists of two product candidates (MKC-1 and Panzem® NCD) in multiple Phase 2 oncology studies, and a Phase 1 oncology product candidate (ENMD-1198). In addition, we have active INDs for two programs (ENMD-2076 for oncology and Panzem® for the treatment of rheumatoid arthritis).

CLINICAL PROGRAMS
          MKC-1. MKC-1 is a novel, orally-active cell cycle inhibitor with in vitro and in vivo efficacy against a broad range of human solid tumor cell lines, including multi-drug resistant cell lines. Data from previous studies with MKC-1 demonstrate broad-acting antitumor effects, showing tumor growth inhibition or regression in multiple preclinical models, including paclitaxel-resistant models. MKC-1 has been shown to inhibit mitotic spindle formation, prevent chromosome segregation in the M-phase (mitosis) of the cell cycle, and induce apoptosis. Furthermore, MKC-1 inhibits the Akt-mTOR signaling pathways, which may occur through inhibition of the mTOR/rictor pathway. The Akt-mTOR pathway is the most frequently mutated pathway in human tumors and mutations have been shown to promote tumor progression and decrease survival in cancer patients.
          Since January 2006, we have commenced five clinical studies with MKC-1. These studies include: 1) a Phase 2 clinical trial in metastatic breast cancer patients; 2) a Phase 1 study in hematological cancers; 3) a Phase 2 study of MKC-1 in combination with pemetrexed (Alimta®) in patients with non-small cell lung cancer; 4) a Phase 2 study in patients with advanced pancreatic cancer; and most recently 5) a Phase 2 study in patients with advanced ovarian and endometrial cancers.
          Panzem® NCD. We have formulated 2ME2 as an orally-administered liquid suspension (Panzem® NCD) using Elan Drug Delivery’s (Elan) NanoCrystal® Dispersion (NCD) technology to enhance 2ME2’s bioavailability. NCD is Elan’s proprietary technology that is currently used in multiple marketed pharmaceuticals. The NCD technology produces nanometer-sized particles, which are up to 500 times smaller than particles manufactured by conventional milling techniques and increased bioavailability 5-10 fold to levels where optimum antitumor activity was observed in preclinical studies.
          Since January 2006, we have commenced six additional clinical studies with Panzem® NCD. These studies include: 1) a Phase 2 clinical trial in glioblastoma multiforme (GBM) patients; 2) a Phase 1b study of Panzem® NCD in combination with paclitaxel (Taxol®) in patients with metastatic breast cancer; 3) a Phase 2 multi-site study in combination with Avastin® in metastatic carcinoid tumor patients; 4) a multi-center Phase 2 study in patients with hormone refractory prostate cancer; 5) a multi-center Phase 2 study in patients with recurrent or resistant epithelial ovarian cancer; and 6) a multi-center Phase 2 study in combination with Sutent® in patients with renal cell cancer. Of the six trials currently underway, three continue to enroll patients and three are closed to enrollment. Patients continue to be dosed on all studies.
           We do not plan to initiate further studies with Panzem® NCD in oncology. However, we will continue to review the composite data from the ongoing Panzem® NCD oncology trials to help us determine alternative research and development strategies.

          ENMD-1198. We discovered a New Chemical Entity (NCE) that inhibits tumor growth based on modifying the chemical structure of 2-methoxyestradiol (2ME2) to increase its antitumor and antiangiogenic properties, as well as decrease its rate of metabolism. The lead compound from this program, ENMD-1198, demonstrated improved pharmacokinetic parameters and improved metabolism while maintaining 2ME2’s multiple mechanisms of action.
          ENMD-1198 has shown positive antitumor activity in several preclinical animal models. Preclinical data demonstrated that oral administration of ENMD-1198 leads to pronounced in vivo antitumor activity in cancer models, resulting in a reduction of tumor burden and/or an increase in survival when compared to controls. Oral daily treatment with ENMD-1198 in an orthotopic animal model of human breast cancer led to the disruption of microtubules within tumor cells and a substantial decrease in tumor cell proliferation and angiogenesis. Combination studies with ENMD-1198 and another microtubule targeting agent commonly used in the treatment of leukemias, vincristine, demonstrate synergistic effects on leukemia cells in vitro and tolerability of doses that prolonged survival in leukemia xenograft models. ENMD-1198 was evaluated in a preclinical model of non-small cell lung cancer (NSCLC) and demonstrated a three-fold increase in survival compared to Cisplatin, an approved agent for the treatment of this disease. Approximately 80% of the ENMD-1198 treated models remained on study until tumor dissemination evaluation. In prior preclinical studies, ENMD-1198 has been shown to be an orally-active, antimitotic agent that leads to arrest of cell division and apoptosis in tumor cells. ENMD-1198 also exerts antiangiogenic activity that further contributes to its overall antitumor effects.
          ENMD-1198 is currently in a Phase 1 trial to evaluate the safety, tolerability, pharmacokinetics, and clinical benefit of ENMD-1198 in patients with advanced cancer. We anticipate completing enrollment for the Phase 1 study and reporting interim results in the second half of 2008.
          2ME2 for Rheumatoid Arthritis. The mechanisms ascribed to 2ME2, namely antiangiogenesis, pro-apoptosis, down regulation of HIF-1á, and inhibition of bone resorption, have implicated its use in diseases with inflammatory components, such as rheumatoid arthritis (RA). We and our collaborators have now established the dose-dependent, antiarthritic activity of 2ME2 following oral administration in four distinct animal models of rheumatoid arthritis. This activity has been manifested as an inhibition in 1) the infiltration of inflammatory cells, 2) pannus formation, 3) cartilage lesions, and 4) bone resorption.
          Treatment with 2ME2 has resulted in a dose-dependent decrease in the severity of RA disease in preclinical models, strongly suggesting disease-modifying anti-rheumatic drug (DMARD) activity — the potential to treat the underlying pathology of rheumatoid arthritis, rather than merely treating symptoms such as pain. Based on these results, we conducted IND-enabling toxicology studies for 2ME2 in rheumatoid arthritis. The use of Panzem® for rheumatoid arthritis opens the possibility to cross over with 2ME2 from oncology into a therapeutic area with a large, still underserved market.
          In January 2008, the Food and Drug Administration (FDA) accepted our Investigational New Drug (IND) application. Our strategy in 2008 and 2009 will be to initiate early clinical trials internally and then seek a development partner for larger multi-center clinical trials. We anticipate initiation of a healthy volunteer trial during the second half of 2008.
          Aurora Kinase Inhibitors. Aurora kinases are key regulators of the process of mitosis, or cell division, and are often over-expressed in human cancers. Specifically, one of these compounds, ENMD-2076, is a multi-target kinase inhibitor with a unique selectivity profile and multiple mechanisms of action, including antiproliferative activity and the inhibition of angiogenesis. ENMD-2076 is a novel, angiogenesis kinase inhibitor with potent activity against Aurora A and tyrosine kinases linked to promoting cancer and inflammatory diseases. ENMD-2076 acts through multiple pathways resulting in antiproliferative activity and the inhibition of angiogenesis. ENMD-2076 has demonstrated substantial dose-dependent efficacy as a single agent in multiple xenograft models, including tumor regression in breast, colon, and leukemia models. Importantly, ENMD-2076 is an oral agent that has shown an acceptable toxicity profile in preclinical studies without cardiovascular effects.

          ENMD-2076 is unique in class because it not only inhibits Aurora A selectively over Aurora B, it also inhibits a number of other kinases important in the growth of tumors and, in particular, growth factor receptors critical to angiogenesis. ENMD-2076 has potent antitumor activity in multiple preclinical models including both solid tumors and hematological cancers.
          We have an active IND for ENMD-2076 and Phase 1 studies in solid tumors (1H08) and hematological cancers (2H08) are planned.
PRECLINICAL PIPELINE
          Our preclinical compound is also based on our scientific expertise in angiogenesis, cell cycle regulation and inflammation. Our strategy is to continue adding value to our pipeline by advancing our best preclinical assets forward into clinical development, while selectively exploring strategic alliances and co-development partners.
          HDAC Inhibitors. Inhibitors of histone deacetylases (HDACs) are emerging as a promising new class of anticancer agents. Inhibition of HDAC activities in cancer cells leads to inhibition of tumor cell proliferation, cell cycle arrest and induction of apoptosis. The recent approval of an HDAC inhibitor has provided clinical validation for the concept of HDAC inhibition in the treatment of cancer, and numerous HDAC inhibitors are currently being tested in clinical trials.
          EntreMed has developed a series of novel, potent HDAC inhibitors that are currently in preclinical evaluation. The Company’s portfolio of HDAC inhibitors encompasses several chemically distinct series of compounds. Comparisons in vitro and in vivo with benchmark compounds indicate that EntreMed’s HDAC inhibitors have superior potency and efficacy, and are potentially less toxic. Additionally, a chemical scaffold that can confer selectivity between Class I and II HDAC isoforms has been identified within a novel chemical series. Multiple patent applications have been filed, providing excellent protection as well as a good opportunity for second-generation molecules based on existing intellectual property.
BUSINESS DEVELOPMENT STRATEGY
          Oncology is our principal clinical and commercial focus, although recent data support further development of our compounds in certain non-oncology applications, such as rheumatoid arthritis. As a result, our strategy is to continue developing compounds for oncology and inflammatory diseases, while selectively exploring strategic alliances for our compounds in other therapeutic areas. We may pursue co-development partners for our core pipeline product candidates to help accelerate their development and strengthen the development program with complementary expertise. Likewise, we can provide our co-development partners with substantial know-how relating to small molecules that inhibit angiogenesis and inflammation, as well as regulate cell cycle pathways.
          Oncology Focus with Multi-Therapeutic Potential. We focus primarily on oncology. MKC-1 and Panzem® NCD are currently in multiple Phase 2 clinical studies in cancer. ENMD-1198 is currently in Phase 1b dose-escalation studies in advanced cancer patients. These product candidates play to our strength in angiogenesis, cell cycle regulation and inflammation.
          Commercialization Goal. Our goal is to commercialize our pipeline, either in partnership with other pharmaceutical or biotechnology companies or, as practical with our own resources. We are committed to maintaining a balanced portfolio of oncology compounds that can be co-developed with pharmaceutical and biotechnology partners, or commercialized for our own account. We are committed to pursuing value-creating technologies and products, making sound financial decisions, and building the financial capacity to develop our clinical portfolio.

EMPLOYEES
          As of December 31, 2007, we had 57 full-time employees. Forty-four employees work in our research and development department. Certain of our activities, such as manufacturing and clinical trial operations, are outsourced at the present time. We may hire additional personnel, in addition to utilizing part-time or temporary consultants, on an as-needed basis. None of our employees are represented by a labor union, and we believe our relations with our employees are satisfactory.
RELATIONSHIPS — CORPORATE AND NON-PROFIT
          Corporate Transactions.
•	Celgene. In March 2005, we in-licensed Celgene’s tubulin inhibitor program. We have assumed the responsibility for the preclinical and clinical development of tubulin inhibitors for oncology applications under this program. Celgene is our largest shareholder.

•	Children’s Medical Center Corporation (“CMCC”). As part of our three-way agreement with Alchemgen Therapeutics, Inc. executed in February 2004, CMCC holds the licenses for Endostatin and Angiostatin for all markets outside of Asia. In February 2008, the Company received notice that Alchemgen Therapeutics is ceasing operations as of April 30, 2008, therefore terminating the agreement with CMCC as of that date.
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
          Cooperative Research and Development Agreements (CRADAs).
•	“2-Methoxyestradiol (2ME2) and 2ME2 Analogs as Inhibitors of Hypoxia Inducible Factor-1 alpha (HIF-1α)”, National Cancer Institute (Expires September 2008)

•	“FGF-2 Vaccination Study in Experimental Demyelination”, Henry M. Jackson Foundation (Expires May 2009)
          Clinical Trial Centers. As of February 8, 2008, we are conducting clinical trials at the following institutions:
•	Dana-Farber Cancer Institute, Boston, MA

•	Duke University Medical Center, Durham, NC

•	Indiana University Cancer Center, Indianapolis, IN

•	Mayo Clinic, Rochester, MN

•	Wisconsin Comprehensive Cancer Center, Madison, WI

•	Johns Hopkins University, Baltimore, MD

•	MD Anderson Cancer Center, Houston, TX

•	University of Iowa, Iowa City, IA

•	University of Maryland, Baltimore, MD

•	University of Colorado Cancer Center, Aurora, CO

•	St. Vincent Hospital and Health Care Centers, Inc., Indianapolis, IN

•	University Health Network, Toronto, Ontario, Canada

•	University of Wisconsin, Madison, WI

PATENTS, LICENSES AND PROPRIETARY RIGHTS
          Our success will depend in part on our ability to obtain patent protection for our products, both in the United States and abroad. The patent position of biotechnology and pharmaceutical companies, in general, is highly uncertain and involves complex legal and factual questions.
          Following the February 2004 transfer of the licenses for endostatin and angiostatin back to Children’s Medical Center Corporation (“CMCC”), Boston, EntreMed, Inc. and its subsidiary, Miikana Therapeutics, Inc., own, or have licensed on an exclusive basis, a total of 63 issued patents and patent applications in the United States for our product candidates. EntreMed, Inc. and its subsidiary, Miikana Therapeutics, Inc., have a total of 258 issued patents and pending patent applications in the United States and other countries.
          We have licensed technology exclusively from CMCC, which covers the use of steroid-derived small molecular weight compounds such as Panzem® that are antimitotic and antiangiogenic agents. A U.S. patent application has been issued covering purified Panzem® as a composition of matter. There are 5 pending United States patent applications and 17 allowed or issued United States patents covering Panzem® technology. Patent applications also cover estrogen-related compounds with anti-fungal activity and the treatment of localized atherosclerosis. The terms of the licenses for Panzem® extend until the last underlying patent expires.
          We have patent applications filed in both the U.S. and selected international jurisdictions that cover the steroid-derived small molecule designated ENMD-1198 that is currently in the clinic. In addition, we have patent applications and patents filed in both the U.S. and selected international jurisdictions that cover the small molecule designated MKC-1 that is currently in the clinic.
          We own the technology associated with our 2ME2 analogs, PAR-2 inhibitors, TFPI peptides, and NCEs for oncology and inflammation.
           Many patent applications corresponding to the above-described United States patent applications have been filed in Europe, Japan, Canada, Australia, and other selected countries.
           EntreMed, Inc. and its subsidiary, Miikana Therapeutics, Inc., have registered the trademarks ENTREMED, MIIKANA, PANZEM® and THE ANGIOGENESIS COMPANY in the U.S. Patent and Trademark Office and have applied for registration of the marks in selected foreign countries.
GOVERNMENT REGULATION
          Our development, manufacture, and potential sale of therapeutics in the United States are subject to extensive regulations.
          In the United States, the Food and Drug Administration (FDA) regulates our product candidates currently being developed as drugs or biologics. New drugs are subject to regulation under the Federal Food, Drug, and Cosmetic Act (FFDCA), and biological products, in addition to being subject to certain provisions of that Act, are regulated under the Public Health Service Act (PHSA). We believe that the FDA is likely to regulate the products currently being developed by us or our collaborators as new drugs. Both the FFDCA and PHSA and corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, recordkeeping, advertising and other promotion of biologics or new drugs, as the case may be. FDA clearances or approvals must be obtained before clinical testing, and before manufacturing and marketing of biologics or drugs.

          Preparing drug candidates for regulatory approval has historically been a costly and time-consuming process. Generally, in order to gain FDA permission to test a new agent, a developer first must conduct preclinical studies in the laboratory and in animal model systems to gain preliminary information on an agent’s effectiveness and to identify any safety problems. The results of these studies are submitted as a part of an Investigational New Drug (IND) application for a drug or biologic, which the FDA must review before human clinical trials of an investigational drug can begin. In addition to the known safety and effectiveness data on the drug or biologic, the IND must include a detailed description of the clinical investigations proposed to be undertaken. Based on the current FDA organizational structure, Panzem®, 2ME2 analogs, and other compounds in our small molecule programs are regulated as new drugs by the FDA’s Center for Drug Evaluation and Research (CDER). Generally, as new chemical entities like our small molecules are discovered, formal IND-directed toxicology studies are required prior to initiating human testing. Clinical testing may begin 30 days after submission of an IND to the FDA unless FDA objects to the initiation of the study or has outstanding questions to discuss with the IND sponsor.
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
          Clinical trials of drugs or biologics are normally done in three phases, although the phases may overlap. Phase 1 trials for agents to be used to treat cancer patients are concerned primarily with the safety and preliminary effectiveness of the drug, involve a small group ranging from 15 - 40 subjects, and may take from six months to over one year to complete. Phase 2 trials normally involve 30 — 200 patients and are designed primarily to demonstrate effectiveness in treating or diagnosing the disease or condition for which the drug is intended, although short-term side effects and risks in people whose health is impaired may also be examined. Phase 3 trials are expanded clinical trials with larger numbers of patients which are intended to evaluate the overall benefit-risk relationship of the drug and to gather additional information for proper dosage and labeling of the drug. Phase 3 clinical trials generally take two to five years to complete, but may take longer. The FDA receives reports on the progress of each phase of clinical testing, as well as reports of unexpected adverse experiences occurring during the trial. FDA may require the modification, suspension, or termination of clinical trials, if it concludes that an unwarranted risk is presented to patients, or, in Phase 2 and 3, if it concludes that the study protocols are deficient in design to meet their stated objectives.
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
          The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be obtained on a timely basis, if at all. Although it is the policy of the FDA to complete the review of the initial submission of NDAs within six to twelve months, the entire FDA review process may take several years. Notwithstanding the submission of relevant data, the FDA may ultimately decide that the NDA does not satisfy its regulatory criteria and deny the approval. Further, the FDA may require additional clinical studies before making a decision on approval. In addition, the FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and effectiveness. Even if FDA regulatory clearances are obtained, a marketed product is subject to continuing regulatory requirements and review relating to Good Manufacturing Practices, adverse event reporting, promotion and advertising, and other matters. Discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, as well as possible civil or criminal sanctions.

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
          At December 31, 2007, we had an accumulated deficit of approximately $334,048,000. Losses have continued since December 31, 2007. We will also be required to conduct substantial research and development and clinical testing activities for our proposed products. We expect that these activities will result in operating losses for the foreseeable future before we commercialize any products, if ever. In addition, to the extent we rely on others to develop and commercialize our products, our ability to achieve profitability will depend upon the success of these other parties. To support our research and development of certain product candidates, we also may rely on cooperative agreements from governmental and other organizations as a source of support. If our cooperative agreements were to be reduced to any substantial extent, it may impair our ability to continue our research and development efforts. Even if we do achieve profitability, we may be unable to sustain or increase it.

The Market Price of Our Common Stock May Be Highly Volatile or May Decline Regardless of Our Operating Performance
          Our stock price has fluctuated from year-to-year and quarter-to-quarter and will likely continue to be volatile. The valuations of many biotechnology companies without consistent product revenues and earnings are extraordinarily high based on conventional valuation standards, such as price to earnings and price to sales ratios. These trading prices and valuations may not be sustained. In the future, our operating results in a particular period may not meet the expectations of any securities analysts whose attention we may attract, or those of our investors, which may result in a decline in the market price of our common stock. Any negative change in the public’s perception of the prospects of biotechnology companies could depress our stock price regardless of our results of operations. These factors may materially and adversely affect the market price of our common stock.
Our Existing Term Loan Contains Operating and Financial Covenants That May Restrict our Business and Financing Activities
          We entered into a $20 million loan agreement with General Electric Capital Corporation, as agent for the lenders party thereto, on September 12, 2007. The loan agreement is secured by a pledge of all of our assets other than intellectual property, including the shares of the outstanding capital stock, or other equity interests, of each of our subsidiaries, and contains a variety of operational covenants, including limitations on our ability to incur liens or additional debt, make dispositions, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions and transactions with affiliates, among other restrictions. Any future debt financing we enter into may involve similar or more onerous covenants that restrict our operations. Our borrowings under the loan agreement or any future debt financing we do will need to be repaid, which creates additional financial risk for our company, particularly if our business, or prevailing financial market conditions, are not conducive to paying-off or refinancing our outstanding debt obligations. Furthermore, our failure to comply with the covenants in the loan agreement could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, which could have a material adverse effect on our cash position, business, prospects, financial condition and results of operations.
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
Even If Panzem® is Approved, the Commercial Success of Our Oncology Business is Uncertain and We May Not Be Able to Recover the Value of Our Investment
          Even if Panzem® is approved by the FDA, the market for oncology treatments is competitive and complex. The commercial success of the product will be limited if we cannot successfully manufacture, distribute and sell it in jurisdictions in which it is approved. There can be no assurance that demand for our drugs will support a volume and price that will achieve a profit in accordance with our expectations, or that our revenues for these products will exceed our cost of goods.
Technological Developments By Competitors May Render Our Products Obsolete
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
Our Common Stock May be Delisted From The NASDAQ Global Market, Which Could Negatively Impact the Price of Our Common Stock and Our Ability to Access the Capital Markets
          Our common stock is listed on The NASDAQ Global Market. The listing standards of The NASDAQ Global Market provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. Recently our stock has traded below $1.00, and if we fail to comply with the listing standards applicable to issuers listed on The NASDAQ Global Market, our common stock may be delisted from The NASDAQ Global Market. The delisting of our common stock would significantly affect the ability of investors to trade our securities and would significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from The NASDAQ Global Market could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.
We are Uncertain Whether Additional Funding Will Be Available For Our Future Capital Needs and Commitments, and If We Cannot Raise Additional Funding, or Access the Credit Markets, We May Be Unable to Complete Development of Our Product Candidates
          We will require substantial funds in addition to our existing working capital to develop our product candidates and otherwise to meet our business objectives. We have never generated sufficient revenue during any period since our inception to cover our expenses and have spent, and expect to continue to spend, substantial funds to continue our research and development and clinical programs. Any one of the following factors, among others, could cause us to require additional funds or otherwise cause our cash requirements in the future to increase materially:
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
          At December 31, 2007, we had cash and cash equivalents and marketable securities of $47,748,191. We currently have no commitments or arrangements for any financing. We may continue to seek additional capital through public or private financing or collaborative agreements. Our operations require significant amounts of cash. We may be required to seek additional capital, whether from sales of equity or debt or additional borrowings, for the future growth and development of our business. We can give no assurance as to the availability of such additional capital or, if available, whether it would be on terms acceptable to us. The current credit environment has negatively affected the economy, and we have considered how it might affect our business. Events affecting credit market liquidity could increase borrowing costs or limit availability of funds. Moreover, the covenants of our term loan agreement contain provisions that may restrict the debt we may incur in the future. If we are not successful in obtaining sufficient capital because we are unable to access the capital markets at financially economical interest rates, it could reduce our research and development efforts and may materially adversely affect our future growth , results of operations and financial results, and we may be required to curtail significantly, or eliminate at least temporarily, one or more of our drug development programs.
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
The Independent Clinical Investigators and Contract Research Organizations That We Rely Upon to Assist in the Conduct of Our Clinical Trials May Not Be Diligent, Careful or Timely, and May Make Mistakes, in the Conduct of Our Trials
          We depend on independent clinical investigators and contract research organizations, or CROs, to assist in the conduct of our clinical trials under their agreements with us. The investigators are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. If independent investigators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, it will delay the approval of our FDA applications and our introduction of new drugs. The CROs we contract with to assist with the execution of our clinical trials play a significant role in the conduct of the trials and the subsequent collection and analysis of data. Failure of the CROs to meet their obligations could adversely affect clinical development of our products.

The Success of Our Business Depends Upon the Members of Our Senior Management Team, Our Scientific Staff and Our Ability to Continue to Attract and Retain Qualified Scientific, Technical and Business Personnel
          We are dependent on the principal members of our management team and scientific staff for our business success. The loss of any of these people could impede the achievement of our development and business objectives. We do not carry key man life insurance on the lives of any of our key personnel. There is intense competition for human resources, including management, in the scientific fields in which we operate and there can be no assurance that we will be able to attract and retain qualified personnel necessary for the successful development of our product candidates, and any expansion into areas and activities requiring additional expertise. In addition, there can be no assurance that such personnel or resources will be available when needed. In addition, we rely on a significant number of consultants to assist us in formulating our research and development strategy and other business activities. All of our consultants may have commitments to, or advisory or consulting agreements with, other entities that may limit their availability to us.
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
Manufacturing Our Product Candidates May Not Be Commercially Feasible
          The manufacturing processes for all of the small molecules we are developing have not yet been tested at commercial levels, and it may not be possible to manufacture these materials in a cost-effective manner.

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
          Our potential products may conflict with composition, method, and use of patents that have been or may be granted to competitors, universities or others. As the biotechnology industry expands and more patents are issued, the risk increases that our potential products may give rise to claims that may infringe the patents of others. Such other persons could bring legal actions against us claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the affected products. Any such litigation could result in substantial cost to us and diversion of effort by our management and technical personnel. If any of these actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. We may not prevail in any action and any license required under any needed patent might not be made available on acceptable terms, if at all.
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
We Have Engaged In and May Continue to Engage in Acquisitions, Which Could Negatively Affect Our Business and Earnings
          In January 2006, we acquired Miikana Therapeutics, Inc., a clinical-stage biopharmaceutical company. We intend to continue to be opportunistic in acquiring companies that we believe are a strategic fit with our business or complement our existing product candidates. There are risks associated with such activities. These risks include, among others, incorrectly assessing the asset quality of a prospective merger partner, encountering greater than anticipated costs in integrating acquired businesses, being unable to profitably deploy assets acquired in the transaction, such as drug candidates, possible dilution to our shareholders, and the loss of key employees due to changes in management. Further, acquisitions may place additional constraints on our resources by diverting the attention of our management from our business operations. To the extent we issue securities in connection with additional transactions, these transactions and related issuances may have a dilutive effect on earnings per share and our ownership. Our earnings, financial condition, and prospects after an acquisition depend in part on our ability to successfully integrate the operations of the acquired business or technologies. We may be unable to integrate operations successfully or to achieve expected cost savings. Any cost savings which are realized may be offset by losses in revenues or other charges to earnings.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
          None.
ITEM 2. PROPERTIES.
          We currently lease approximately 46,000 square feet of space (approximately 32,000 square feet of which is laboratory space) in Rockville, Maryland. The lease expires in February 2009. Our current lease contains a five-year renewal option at the same terms, which is available to us with six month’s notice. We believe that our existing facilities will be adequate to accommodate the implementation of our current business plan.
ITEM 3. LEGAL PROCEEDINGS.
          EntreMed is subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, except as otherwise disclosed herein, are material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market for Common Equity
          Our common stock began trading publicly on the Nasdaq Global Market under the symbol “ENMD” on June 12, 1996. The following table sets forth the high and low closing price for our common stock by quarter, as reported by the Nasdaq Global Market, for the periods indicated:

	HIGH	LOW
2006:
First Quarter	$2.87	$1.99
Second Quarter	2.54	1.51
Third Quarter	1.93	1.45
Fourth Quarter	2.20	1.52
2007:
First Quarter	$1.70	$1.43
Second Quarter	1.91	1.53
Third Quarter	1.56	1.07
Fourth Quarter	1.60	1.08
2008:
First Quarter (through February 26, 2008)	$1.25	$.85
          On February 26, 2008, the closing price of our common stock, as reported by the Nasdaq Global Market, was $.92 per share. As of February 26, 2008 there were approximately 916 holders of record of our common stock.
Dividend Policy
          Since our initial public offering in 1996, we have not paid cash dividends on our common stock. We currently anticipate that any earnings will be retained for the continued development of our business and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Options under Employee Benefit Plans
          The following table discloses certain information about the options issued and available for issuance under all outstanding Company option plans, as of December 31, 2007.

	(a)	(b)	(c)
			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans [excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a)]
Equity compensation plans approved by security holders	8,671,308	$6.81	455,162
Equity compensation plans not approved by security holders	131,113	$3.71	0
Total	8,802,421	$6.79	455,162
          Warrants issued under the unauthorized plans represent compensation for consulting services rendered by the holders.

STOCK PRICE PERFORMANCE PRESENTATION
The following chart compares the cumulative total stockholder return on the Company’s Shares with the cumulative total stockholder return of the NASDAQ Stock Market — U. S. Index, and the NASDAQ Pharmaceuticals Index.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
ENTREMED, INC.	100.000	386.047	376.744	225.581	183.721	139.535
NASDAQ STOCK MARKET — US	100.000	149.521	162.719	166.178	182.574	197.978
NASDAQ PHARMACEUTICALS	100.000	146.588	156.132	171.930	168.293	176.974

(1)	Assumes $100 invested on December 31, 2002 and assumes dividends are reinvested. Measurement points begin with the date of the assumed investment and include the last day of each of the subsequent 5 years through and including December 31, 2007. The material in this chart is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, (the “1933 Act”) or the 1934 Act, whether made before or after the date of this proxy statement and irrespective of any general incorporation language in such filing.

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

		Year Ended December 31,
	2007	2006	2005	2004	2003
STATEMENTS OF OPERATIONS DATA:
Revenues
Collaborative research and development	$—	$—	$—	$—	$667,796
License fees	—	—	590,992	495,496	310,496
Grant revenues	—	—	—	—	508,243
Royalty revenues	7,393,463	6,881,799	5,310,439	5,918	2,705
Other	2,188	12,559	16,624	12,581	86,306

Total revenues	7,395,651	6,894,358	5,918,055	513,995	1,575,546

Expenses:
Research and development	23,739,392	21,671,117	17,325,048	10,523,252	14,252,196
General and administrative	7,386,570	7,393,722	5,920,455	6,570,664	7,022,986
Acquired In-Process R&D	—	29,481,894	—	—	—
Interest expense	793,393	156,787	—	—	—
Investment income	(2,112,583)	(1,867,204)	(1,010,771)	(313,940)	(205,580)
Gain on sale of asset	—	(52,901)	(3,420)	(124,083)	—
Gain on sale of securities	—	—	—	(520,000)	—
Gain on sale of royalty interest	—	—	—	(3,000,000)	—

Net loss	$(22,411,121)	$(49,889,057)	$(16,313,257)	$(12,621,898)	$(19,494,056)
Dividends on Series A convertible preferred stock	(1,005,000)	(1,005,000)	(1,005,000)	(1,005,000)	(1,005,000)

Net loss attributable to common shareholders	$(23,416,121)	$(50,894,057)	$(17,318,257)	$(13,626,898)	$(20,499,056)

Net loss per share	$(0.28)	$(0.71)	$(0.36)	$(0.37)	$(0.68)

Weighted average number of shares outstanding	84,166,552	71,873,734	48,176,914	37,170,544	29,943,161

		As of December 31,
	2007	2006	2005	2004	2003
BALANCE SHEET DATA:
Cash and cash equivalents and short-term investments	$47,748,191	$50,570,097	$30,082,388	$34,539,516	$36,941,430
Working capital	42,929,602	46,268,554	28,510,176	34,979,936	33,405,818
Total assets	53,014,908	55,719,534	36,431,885	39,404,002	40,153,764
Deferred revenue, less Current portion	—	—	—	95,496	192,993
Accumulated deficit	(334,048,007)	(311,636,886)	(261,747,829)	(245,434,572)	(232,812,674)
Total stockholders’ equity	26,896,978	46,963,219	29,369,190	35,704,754	34,858,883

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. See “Risk Factors” in Item 1A of this Annual Report.
OVERVIEW
          We are a clinical-stage pharmaceutical company developing novel multi-mechanism drugs for the treatment of cancer and inflammatory diseases. We are focused on developing drugs that are safe and convenient, and provide the potential for improved patient outcomes. MKC-1, a novel cell cycle inhibitor, is in Phase 2 clinical trials for cancer. Panzem® (2-methoxyestradiol or 2ME2) is also currently in multiple Phase 2 clinical trials for cancer, and ENMD-1198, a novel antimitotic agent discovered by EntreMed, is currently in a Phase 1 clinical trial for cancer. In late 2007, we also filed and had accepted, an IND for ENMD-2076, a novel, Aurora A/angiogenesis kinase inhibitor in oncology and we expect to begin clinical trials in early 2008. Additionally, the FDA has accepted our IND filing for Panzem®. Our development plans are to initiate clinical trials in healthy volunteers to support this indication. With multiple product candidates in clinical development, we expect research and development expenses to remain at similar levels or increase through 2008 as we support the existing clinical programs and also bring one or more additional development candidates forward. Our goal is to develop and commercialize drugs based on our scientific expertise in angiogenesis, cell cycle regulation and inflammation — processes vital to the progression of cancer and other diseases. We currently have four product candidates in clinical development that are based on these mechanisms. In order to further advance our commercial objectives, we may seek strategic alliances, licensing relationships and co-development partnerships with other companies to develop compounds for both oncology and non-oncology therapeutic areas.
CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES
          The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Our critical accounting policies, including the items in our financial statements requiring significant estimates and judgments, are as follows:
•	Revenue Recognition — We recognize revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured.
•	Royalty Revenue — Royalties from licenses are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured. The majority of our 2007 revenues were from royalties on the sale of Thalomid®, which we began to recognize in the third quarter. In 2004 certain provisions of a purchase agreement dated June 14, 2001 by and between Bioventure Investments kft (“Bioventure”) and the Company were satisfied and, as a result, beginning in 2005 we became entitled to share in the royalty payments received by Royalty Pharma Finance Trust, successor to Bioventure, on annual Thalomid® sales above a certain threshold. Based on the licensing agreement royalty formula, annual royalty sharing commences with Thalomid® annual sales of approximately $225 million. The Company also is eligible to receive royalty payments under a February 2004 agreement with Children’s Medical Center Corporation (“CMCC”) and Alchemgen Therapeutics. Under the agreement, Alchemgen received rights to market endostatin and angiostatin in Asia. We are also eligible to receive royalties from Oxford Biomedica, PLC from the net sales of products developed for the treatment of ophthalmic (eye) diseases. We did not receive royalties under either of these agreements in 2007. In the future, royalty payments, if any, will be recorded as revenue when received and/or when collectibility is reasonably assured.

•	Research and Development — Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with preclinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development costs are expensed as incurred.

•	Expenses for Clinical Trials — Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the underlying data. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes enrollment. Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and when a patient drops out of a trial. Information about patient enrollment can become available significantly after we report our expenses for clinical trials, in which case we would change our estimate of the remaining cost of a trial. Costs that are based on clinical data collection and management are recognized based on estimates of unbilled goods and services received in the reporting period. In the event of early termination of a clinical trial, we would accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

•	Stock-Based Compensation — Issued in December 2004, Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) requires companies to recognize expense associated with share-based compensation arrangements, including employee stock options and stock purchase plans, using a fair value-based option pricing model, and eliminates the alternative to use the intrinsic value method of accounting for share-based payments. SFAS 123R was effective beginning January 1, 2006. Adoption of the expense provisions of SFAS 123R has a material impact on our results of operations. We have applied the modified prospective transition method; accordingly, compensation expense is reflected in the financial statements beginning January 1, 2006 with no restatement of prior periods. Compensation expense is recognized for awards that are granted, modified, repurchased or cancelled on or after January 1, 2006, as well as for the portion of awards previously granted that have not vested as of January 1, 2006. For the adoption of SFAS 123R, we have selected the straight-line expense attribution method, whereas our previous expense attribution method was the graded-vesting method, an accelerated method, described by FIN 28. Our results of operations are impacted by the recognition of non-cash expense related to the fair value of our share-based compensation awards. Share-based compensation expense recognized in the years ended December 31, 2007 and 2006 totaled $1,455,000 and $1,656,000, respectively.
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
RESULTS OF OPERATIONS
Years Ended December 31, 2007, 2006 and 2005.
          Revenues. Revenues increased 7% in 2007 to $7,396,000 from $6,894,000 in 2006 after increasing 16% in 2006 from $5,918,000 in 2005. The three years presented reflect royalty revenues and licensing revenues. The increases in 2007 and 2006 revenues result from increased royalty revenue earned on sales of Thalomid®. Beginning in 2005, we are entitled to share in the royalty payments received by Royalty Pharma Finance Trust on annual Thalomid® sales above approximately $225 million. Thalomid® sales in 2007, 2006 and 2005 surpassed the sharing point in the third quarter and we recorded estimated royalty revenues of $7,350,000, $6,882,000 and $5,310,000, respectively.

          We did not record any licensing revenues in 2007 and 2006, versus $591,000 in 2005. The 2005 amount reflects the accelerated recognition of deferred licensing revenues from the January 2002 agreement with Allergan, which was terminated in April 2005 by Allergan in accordance with the terms of the agreement, and the recognition of a $400,000 licensing payment from Alchemgen in May 2005. This amount was recorded as revenue when collectibility was deemed to be reasonably assured.
          Research and Development Expenses. Our 2007 research and development expenses, which totaled $23,739,000, a 10% increase from 2006, reflect an expanded clinical base including multiple trials for Panzem® NCD and MKC-1, a Phase 1 clinical trial for ENMD-1198, and also the costs associated with the preparation and submission of two IND filings. The two IND filings, Panzem® NCD in rheumatoid arthritis and ENMD-2076 in oncology, accounted for the increase in our 2007 R&D expenses. The 2007 amount reflects direct project costs for Panzem® of $7,673,000, $2,200,000 for ENMD-1198, $3,241,000 for MKC-1 and $3,958,000 for ENMD-2076. In 2006, our research and development expenses totaled $21,671,000, reflecting direct project costs for Panzem® of $7,814,000, $2,095,000 for ENMD-1198, $3,000,000 for MKC-1 and $1,457,000 for ENMD-2076. Research and development expenses totaled $17,325,000 in 2005, which included direct project costs of $7,594,000 for Panzem® and $3,237,000 related to ENMD-1198. The 2006 increase was attributable to our January 2006 acquisition of Miikana Therapeutics, Inc. In 2006, we incurred R&D expenses of $5,167,000 related to initiating multiple MKC-1 clinical trials, advancement of two acquired pre-clinical programs and supporting the Toronto based research group. Our 2007 and 2006 R&D expenses also include non-cash stock-based compensation, pursuant to the adoption of SFAS 123R, totaling $353,000 and $352,000, respectively. The 2006 and 2005 expenditures reflect an increase in clinical and regulatory activity along with associated contract manufacturing activities.
          MKC-1 is currently being administered in four Phase 2 oncology trials and is also currently in a Phase 1 study for hematological cancers. Panzem® NCD is being studied in multiple Phase 1 and 2 clinical trials and will also be evaluated as a potential product candidate in the treatment of rheumatoid arthritis. ENMD-1198, a an antimitotic agent, continues in the early stage of clinical development with an ongoing Phase 1 clinical trial in oncology. At December 31, 2007, accumulated direct project expenses for Panzem® were $50,775,000, ENMD-1198 totaled $9,668,000, and since acquired, accumulated direct project expenses for MKC-1 totaled $6,241,000 and for ENMD-2076 totaled $5,415,000. The balance of our R&D expenditures includes facilities costs and other departmental overhead, and expenditures related to the advancement of our pre-clinical programs.
          The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. As of December 31, 2007, we have three proprietary product candidates in clinical trials along with two accepted IND filings. We expect our R&D expenses in 2008 to increase as these compounds advance through the various stages of clinical development. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.
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
          Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Overall research and development expenses increased to approximately $23,739,000 in 2007 from $21,671,000 in 2006, also an increase from $17,325,000 in 2005. The 2007 increase reflects the cost of the preparation and submission of two IND filings in addition to the ongoing clinical costs related to our three clinical-stage drug candidates. In 2007, we expanded our clinical trial base with the initiated one and two Phase 2 trials for MKC-1 and Panzem® NCD, respectively. The 2006 increase resulted from our acquisition of Miikana in Janaury 2006. Our 2006 expenditures include $5,167,000 for R&D activities associated with MKC-1, two acquired pre-clinical programs and support for the Toronto-based research group. Reflected in the 2006 increase was the company’s shift to a more clinical focus resulting in the advancement to Phase 2 trials for Panzem® NCD, the initiation of clinical development in oncology for ENMD-1198 and the addition of MKC-1 as a Phase 2 oncology clinical candidate. The research and development expenditures in 2005 reflect increased clinical and regulatory activity along with associated contract manufacturing activities related primarily to the increased costs associated with further development of various drug candidates.

          The increases in R&D expenses reflected in 2007 and 2006 were specifically impacted by the following:
•	Outside Services — We utilize outsourcing to conduct our product development activities. Larger-scale small molecule synthesis, in vivo testing and data analysis are examples of the services that we outsource. We spent $2,871,000 in 2007, $3,621,000 in 2006 and $2,399,000 in 2005 on these activities. In 2007, the primary components of our outside services were directed towards toxicity studies to support the ENMD-2076 IND filing, while in 2006, these same activities were conducted to support the Panzem® NCD IND filing for rheumatoid arthritis. In 2006, we also conducted in vivo studies investigating solid dosage forms for ENMD-1198. The 21% decrease in expenditures for outside services in 2007 was due to the different activities conducted in connection with the ENMD-2076 studies, as compared to the outside service activities utilized in support of Panzem® NCD in 2006.

•	Collaborative Research Agreements — We made payments to our collaborators of $470,000, $231,000 and $673,000 in years 2007, 2006 and 2005, respectively. Our collaborative efforts are primarily directed towards exploration of the mechanism-of-action (MOA) of our drug candidates and also in vivo testing of potential therapeutic combinations. Sponsored research payments to academic collaborators include payments to Children’s Hospital of $225,000 in 2005.

•	Clinical Trial Costs — Clinical costs increased to $4,282,000 in 2007 from $3,406,000 in 2006, which increased from $1,090,000 in 2005. The significant increases in clinical trial costs in 2007 and 2006 reflect the progression of our clinical candidates and also, in 2006, the addition of a second Phase 2 oncology clinical candidate, MKC-1, acquired with Miikana Therapeutics. Our 2007 clinical expense reflects the initiation of two Phase 2 trials for Panzem® NCD, the initiation of one additional Phase 2 trial for MKC-1, and support of the ongoing studies that were initiated in 2006 for both compounds. The 2006 expenses include initiating and supporting multiple trials for Panzem® NCD, the initiation of a Phase 1 clinical trial for ENMD-1198 and the initiation of multiple trials for MKC-1. Our 2005 clinical expenses reflect two Phase 1b clinical trials for the reformulated Panzem® NCD. Costs of such trials include the clinical site fees, monitoring costs and data management costs.

•	Contract Manufacturing Costs — The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, formulation, encapsulation and fill finish services, product release costs and also payments to contract manufacturers for technology access or licensing fees. Contract manufacturing costs increased slightly in 2007 to $5,681,000 from $5,595,000 in 2006. The 2007 contract manufacturing spending increase reflects the costs of supplying finished drug product to support the new and ongoing trials for our three clinical drug candidates and also the cost of securing clinical material to support Phase 1 trials for ENMD-2076, which are expected to start in early 2008. Our 2006 expenses included $1,079,000 related to the manufacture of MKC-1, with the balance of the manufacturing activities related primarily to supporting our Phase 2 Panzem® NCD trials. Product manufacturing costs were $5,606,000 in 2005, which included material to support 2005 activities and also the acquisition of API for the Panzem® and ENMD-1198 clinical programs in 2006. In 2005, we also incurred formulation costs for finished drug product for both candidates including certain Panzem® NCD contract manufacturing milestones triggered by clinical events.

•	Personnel Costs — Personnel costs increased to $5,301,000 in 2007 from $4,368,000 in 2006. The increase in 2007 is attributed to general compensation increases and also the hiring of additional employees, including the Senior Vice President of R&D and a director in Medicinal Chemistry. Included in the 2006 costs is $1,212,000 related to Miikana employees. Personnel costs were $2,864,000 in 2005.

          Also reflected in our 2007 research and development expenses are patent costs of $1,251,000, facility and related expenses of $1,500,000, laboratory supplies and animal costs of $1,111,000, consulting fees of $627,000 and travel expenses of $243,000. In 2006, these expenses totaled $766,000, $1,503,000, $1,062,000, $624,000 and $235,000, respectively, and in 2005, these expenses totaled $654,000, $1,351,000, $772,000, $296,000 and $200,000, respectively. The 2007 increase in these R&D expenses, which is primarily attributed to patent costs, results from supporting our broader pipeline.
          General and Administrative Expenses. General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.
          General and administrative expenses decreased to approximately $7,387,000 in 2007 from $7,394,000 in 2006. General and administrative expenses were $5,920,000 in 2005. The increases in 2007 and 2006 from our 2005 expenses relate primarily to the recording of non-cash stock-based compensation, pursuant to the adoption of SFAS 123R, in the amount of $1,102,000 and $1,303,000, respectively.
          Acquired In-Process R&D. In January 2006, we acquired Miikana Therapeutics, a private biotechnology company. Pursuant to the merger agreement, we acquired all of the outstanding capital stock of Miikana Therapeutics, Inc. in exchange for 9.96 million shares of our common stock and the assumption of certain obligations. Miikana was a development stage company. Accordingly, the acquisition of Miikana was treated as an asset purchase. In accordance with EITF 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Asset or of a Business,” and Statement 141 “Business Combinations” the $30.1 million purchase price was first allocated to the tangible assets acquired ($600,000) based on the estimated fair values at the acquisition date. The balance of the purchase price ($29,500,000) was allocated to intangible assets and recorded as in-process research and development as the research and development projects in Miikana’s pipeline, as of the acquisition date, had not reached technological feasibility and had no alternative use. We believe the fair values assigned to the assets acquired and liabilities assumed are based upon reasonable assumptions given current available facts and circumstances. The total purchase price allocated was $30.1 million, consisting of 9,964,000 shares of our common stock with a fair value of $21.9 million, assumed debt of $1.5 million, assumed current liabilities of $2.7 million, $1 million loaned to Miikana prior to the closing and acquisition costs of $3 million. The fair value of common stock was determined using the closing price at the date of acquisition.
          Interest expense. Interest expense for the year ended December 31, 2007 increased to approximately $793,000 from approximately $157,000 in 2006. The increase results from of a financing transaction with General Electric Capital Corporation (GECC) in September 2007 and the related interest expense. The 2006 interest expense related to debt with Venture Lending & Leasing IV, LLC, which we assumed pursuant to our acquisition of Miikana Therapeutics in January 2006, and which was paid in full in September, 2007. We had no interest-bearing debt during 2005.
          Investment income. Investment income increased by 13% in 2007 to $2,113,000 as a result of higher yields on higher invested balances in interest-bearing cash accounts and investments. Investment income was $1,867,000 in 2006, an increase of 85% from $1,011,000 in 2005.
          Dividends on Series A convertible preferred stock. The Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005 reflect dividends of $1,005,000 relating to Series A Convertible Preferred Stock held by Celgene pursuant to a Securities Purchase Agreement dated December 31, 2002. The holders of Series A Preferred Stock will accumulate dividends at a rate of 6% and will participate in dividends declared and paid on the common stock, if any. All accumulated dividends must be paid before any dividends may be declared or paid on the Common Stock. We have no plans to pay any dividends in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES
          To date, we have been engaged primarily in research and development activities. As a result, we have incurred operating losses for 2007 and expect to continue to incur operating losses in the foreseeable future before we commercialize any products. In January 2006, we acquired Miikana Therapeutics, a private biotechnology company. Pursuant to the merger agreement, we acquired all of the outstanding capital stock of Miikana Therapeutics, Inc. in exchange for 9.96 million shares of common stock and the assumption of certain obligations. In addition, based on the success of the acquired pre-clinical programs, we may pay up to an additional $18 million upon the achievement of certain clinical and regulatory milestones. Such additional payments will be made in cash or shares of stock at our option. We expect that the Aurora Kinase pre-clinical program will advance to a Phase 1 clinical trial in early 2008. A dosing of the first patient triggers a purchase price adjustment milestone of $2 million, which we expect to be due (in cash or stock at our discretion) in the first half of 2008. Through the acquisition, we acquired rights to MKC-1, a Phase 2 clinical candidate licensed from Hoffman-LaRoche, Inc. (“Roche”) by Miikana in April 2005. Under the terms of the agreement, Roche may be entitled to receive future payments upon successful attainment of certain clinical, regulatory and commercialization milestones. We do not expect to trigger any of these milestone payments in 2008. Under the terms of the license agreements for 2ME2 and Celgene’s tubulin inhibitor program, we must be diligent in bringing potential products to market and we may be required to make future milestone payments totaling approximately $500,000 and $25.25 million, respectively. We do not expect to trigger any of these milestone payments in 2008. If we fail to comply with the milestones or fail to make any required sponsored research or milestone payment, we could face the termination of the relevant license agreement.
          At December 31, 2007, we had cash and short-term investments of $47,748,191 with working capital of $42,929,602. We invest our capital resources with the primary objective of capital preservation. As a result of trends in interest rates in 2007, we have invested in some securities with maturity dates of more than 90 days to enhance our investment yields. As such, some of our invested balances are classified as short-term investments rather than cash equivalents in our consolidated financial statements at December 31, 2007. Our short-term investments consist primarily of corporate debt securities, all of which mature within one year.
FINANCING ACTIVITIES
          On September 12, 2007, we entered into a Loan and Security Agreement with General Electric Capital Corporation (“GECC”), as agent, Merrill Lynch Capital and Oxford Finance Corporation (collectively with GECC, “the Lenders”). The Loan Agreement provided for a term loan issued by the Lenders to the Company in the aggregate amount of $20 million. In connection with the transaction, we issued warrants with an exercise price of $2.00 per share to the Lenders providing rights to purchase their respective pro rata share of 250,000 shares of common stock of the Company.
          The loan accrues interest in arrears at a fixed annual interest rate of 10.47% until fully repaid. The loan is to be repaid by the Company to GECC, for the ratable benefit of the Lenders, as nine consecutive monthly payments of interest only, each in the amount of $174,500, which commenced on November 1, 2007, and thirty consecutive monthly payments of principal and interest, each in the amount of $760,606, commencing on August 1, 2008.
          The Loan Agreement contains customary affirmative and negative covenants. We were in compliance with such covenants as of December 31, 2007.
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

          To accomplish our business plans, we will be required to continue to conduct substantial development activities for some or all of our proposed products. Under our current operating plans in 2008, we expect to have four compounds under clinical investigation and we expect our 2008 results of operations to reflect a net loss of approximately $30,200,000, including non-cash charges of approximately $4,600,000. Management may deviate from its current operating plans throughout the fiscal year, based on the results received from our ongoing trials and our research and development efforts, and therefore we may increase or decrease funding of, or abandon, certain clinical investigations or other compounds in our pipeline. Any material change to our corporate strategy and drug candidate development pipeline may result in higher or lower aggregate net losses for fiscal 2008. In addition to the continued clinical development of MKC-1 and ENMD-1198, we plan to begin clinical evaluation of ENMD-2076 in oncology. We expect that the majority of our 2008 revenues will continue to be from royalties on the sale of Thalomid®. Based on the historical sales trends for Thalomid®, we expect to record royalty-sharing revenues of approximately $7.0 million in 2008; however, there can be no assurance in this regard. In addition, under our licensing agreement with Oxford Biomedica, PLC and Oxford Biomedica (UK) Limited Oxford, we are entitled to receive payments upon the achievement of certain milestones. However, we do not control the drug development efforts of Oxford and have no control over when or whether such milestones will be reached. We do not believe that we will receive any developmental milestone payments under these agreements in 2008.
          Based on our assessment of our current capital resources coupled with anticipated inflows, in the absence of additional financing, we believe that we will have adequate resources to fund planned operations for at least twelve months from December 31, 2007. Our estimate may change, however, based on our decisions with respect to future clinical trials related to our product candidates, the timing of receipt of milestone payments, developments in our business including the acquisition of additional intellectual property, other investments in new or complimentary technology, and our success in executing our current business plan.
          To address our long-term capital needs, we intend to continue to pursue strategic relationships and acquisitions that will provide resources for the further development of our product candidates or expand our product pipeline. There can be no assurance, however, that these discussions will result in relationships or additional funding. In addition, we may continue to seek capital through the public or private sale of securities, if market conditions are favorable for doing so. If we are successful in raising additional funds through the issuance of equity securities, stockholders will likely experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences and privileges senior to those of our common stock. There can be no assurance that we will be successful in seeking additional capital.
INFLATION AND INTEREST RATE CHANGES
          Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.
CONTRACTUAL OBLIGATIONS
The table below sets forth our contractual obligations at December 31, 2007.

CONTRACTUAL OBLIGATIONS	PAYMENTS DUE BY PERIOD

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating Leases Obligations	$1,216,000	$1,044,000	$172,000	$—	$—
Loan Payable, including interest	20,000,000	2,982,000	17,018,000
Obligations under Licensing and Miikana Merger Agreements (1)	—	—	—	—	—
Purchase Obligations
Clinical Trial Contracts	5,971,000	4,777,000	1,194,000	—	—
Contract Manufacturing	1,523,000	1,523,000	—	—	—
Outside Service Contracts	258,000	258,000	—	—	—
Other Contracts	140,000	140,000	—	—	—
Total Contractual Cash Obligations	$29,108,000	$10,724,000	$18,384,000	$—	$—

(1)	In the event that we reach certain development milestones for Panzem and MKC-1, such as initiation of Phase 3 trials and multiple regulatory approvals (US, Europe and Japan), we could be obligated to make future milestone payments of up to $35.75 million under the related license agreements. Of this amount, up to $10 million could become payable while these product candidates are in clinical development. We would also be obligated to make annual-sales-based-royalty payments if we successfully commercialize either compound. Our other development programs are in Phase 1 or earlier stages of development. Under the terms of the Miikana merger agreement we could be obligated to make additional payments to Miikana’s selling shareholders of $18 million upon the attainment of certain clinical milestones for two acquired preclinical programs. We anticipate that one of the two programs will advance to clinical trials in 2008 and, upon dosing of the first patient, we would be obligated to make a payment of $2 million, which is payable in cash or stock at our discretion. In addition, under the terms of our license agreement with Celgene, we could make future development and commercialization milestone payments, including payments for approvals in the U.S. and other countries, totaling $25.25 million. Of the milestones, $5.25 million would be payable if a product candidate successfully moves through clinical trials. We would also be required to pay annual-sales-based-royalties under this agreement. Other than the $2 million Miikana clinical milestone noted above, we cannot forecast with any degree of certainty whether any of product candidates will reach additional developmental milestones. We therefore have excluded the milestone amounts and any royalty payments from the above table. The $2 million Miikana milestone is excluded because we anticipate making the payment in shares of our common stock.
OFF-BALANCE-SHEET ARRANGEMENTS
          We had no significant off-balance sheet arrangements during fiscal year 2007.
NEW ACCOUNTING PRONOUNCEMENTS
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Based on our current use of fair value measurements, SFAS 157 is not expected to have a material effect on our results of operations or financial condition.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (SFAS 159), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and highlights the effect of a company’s choice to use fair value on its earnings. It also requires a company to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the balance sheet. SFAS 159 will be effective for us beginning January 1, 2008 and is not expected to have a material impact on our consolidated financial statements.
          In June 2007, the FASB issued EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The provisions of EITF No. 07-3 will be effective for us on a prospective basis beginning January 1, 2008 and evaluated on a contract by contract basis.

          In December 2007, the FASB issued SFAS No. 141(R), a revised version of SFAS No. 141, “Business Combinations.” The revision is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles with international accounting standards. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. We are currently evaluating the impact of the provisions of the revision on our consolidated results of operations and financial condition.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of December 31, 2007.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          The response to this item is submitted in a separate section of this report. See Index to Consolidated Financial Statements on Page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
          As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls are effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting
          During the quarter ended December 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as described below.
Management’s Report on Internal Control Over Financial Reporting
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. Any internal control over financial reporting, no matter how well designed, has inherent limitations. As a result of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those internal controls determined to be effective can provide only reasonable assurance with respect to reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
          Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2007.
          Ernst & Young LLP, the independent registered public accounting firm that has audited our consolidated financial statements included herein, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2007, a copy of which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting
The Board of Directors and Stockholders of EntreMed, Inc.
We have audited EntreMed, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EntreMed, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, EntreMed, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EntreMed, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of EntreMed, Inc. and our report dated March 5, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
March 5, 2008

ITEM 9B. OTHER INFORMATION
          None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
          Information required by this item will be contained in our Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2007. Such information is incorporated herein by reference.
          We have adopted a Code of Ethics, as defined in applicable SEC and NASD rules, that applies to directors, officers and employees, including our principal executive officer and principal financial and accounting officer. The Code of Ethics is available on the Company’s website at www.entremed.com.
ITEM 11. EXECUTIVE COMPENSATION
          Information required by this item will be contained in our Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2007. Such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          Information required by this item will be contained in our Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2007. Such information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
          Information required by this item will be contained in our Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2007. Such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
          Information required by this item will be contained in our Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2007. Such information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) 1. FINANCIAL STATEMENTS — See index to Consolidated Financial Statements.
     2. Schedules
          All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.
     3. Exhibits

2.1(19)	Agreement and Plan of Merger, dated as of December 22, 2005 among EntreMed, Inc., E.M.K. Sub, Inc., Miikana Therapeutics, Inc., and Andrew Schwab

3.1	Amended and Restated Certificate of Incorporation of EntreMed, Inc. (incorporated by reference from our Form 10-Q for the quarter ended June 30, 2006 previously filed with the Securities and Exchange Commission)

3.2	By-laws of EntreMed, Inc. (incorporated by reference from our Form 8-K filed on December 6, 2007 previously filed with the Securities and Exchange Comission)

4.1	Certificate of Designations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 99.4 of our Form 8-K dated December 31, 2002, and filed with the Securities and Exchange Commission on January 15, 2003)

4.2	Warrant to Purchase Common Stock, dated January 13, 2003, issued by EntreMed, Inc. in favor of Celgene Corporation (incorporated by reference to Exhibit 99.5 of our Form 8-K dated December 31, 2002, and filed with the Securities and Exchange Commission on January 15, 2003)

4.3	Warrant to Purchase Common Stock, dated September 12, 2007, issued by EntreMed, Inc. in favor of General Electric Capital Corporation (incorporated by reference from our Form 10-Q for the quarter ended September 30, 2007 previously filed with the Securities and Exchange Commission)

4.4	Warrant to Purchase Common Stock, dated September 12, 2007, issued by EntreMed, Inc. in favor of Merrill Lynch Capital (incorporated by reference from our Form 10-Q for the quarter ended September 30, 2007 previously filed with the Securities and Exchange Commission)

4.5	Warrant to Purchase Common Stock, dated September 12, 2007, issued by EntreMed, Inc. in favor of Oxford Finance Corporation (incorporated by reference from our Form 10-Q for the quarter ended September 30, 2007 previously filed with the Securities and Exchange Commission)

10.1(1)	1992 Stock Incentive Plan*

10.2(1)	Amended and Restated 1996 Stock Option Plan*

10.3(1)	Form of Stock Option Agreement, under Amended and Restated 1996 Stock Option Plan*

10.4(2)	License Agreement between Children’s Hospital Medical Center Corporation and EntreMed, Inc. signed December 20, 1996 regarding Estrogenic Compounds as Anti-Mitotic Agents

10.5(3)	Amendment to the 1996 Stock Option Plan*

10.6(4)	License Agreement between Celgene Corporation and EntreMed, Inc. signed December 9, 1998 regarding thalidomide intellectual property

10.7(4)	Lease Agreement between EntreMed, Inc. and Red Gate III Limited Partnership, dated June 10, 1998

10.8(5)	1999 Long-Term Incentive Plan*

10.9(6)	EntreMed, Inc. 2001 Long-Term Incentive Plan*

10.10.1(7)	Purchase Agreement between Bioventure Investments kft and EntreMed, Inc., dated June 15, 2001+

10.10.2(7)	Amendment 1 to Purchase Agreement between Bioventure Investments kft and EntreMed, Inc., dated July 13, 2001

10.10.3(7)	Amendment 2 to Purchase Agreement between Bioventure Investments kft and EntreMed, Inc., dated July 30, 2001

10.10.4(7)	Amendment 3 to Purchase Agreement between Bioventure Investments kft and EntreMed, Inc., dated August 3, 2001

10.11(8)	Board Service Agreement, dated February 5, 2003, between Michael M. Tarnow and EntreMed, Inc. *

10.12(9)	Securities Purchase Agreement by and among EntreMed, Inc., and Celgene Corporation, dated as of December 31, 2002

10.13(9)	Investor and Registration Rights Agreement by and between EntreMed, Inc. and Celgene Corporation, dated as of December 31, 2002

10.14(10)	Employment Agreement between EntreMed and James S. Burns effective June 15, 2004, as amended*

10.15(11)	Employment Agreement between EntreMed and Dane Saglio effective July 1, 2004, as amended*

10.18(16)	Letter Agreement between EntreMed and Dane Saglio dated May 20, 2005*

10.19(12)	Employment Agreement between EntreMed and Carolyn F. Sidor, M.D. effective December 1, 2004, as amended*

10.20(13)	Securities Purchase Agreement by and among EntreMed and Certain Institutional Investors, dated as of December 23, 2004

10.21(14)	EntreMed, Inc. 2001 Long Term Incentive Plan Non-Qualified Stock Option Grant Agreement (Director)*

10.22(14)	EntreMed, Inc. 2001 Long Term Incentive Plan Non-Qualified Stock Option Grant Agreement (Non-Director Employee)*

10.23(15)	Form of Letter Agreement between EntreMed and James S. Burns*

10.24(15)	Form of Restricted Stock Award under EntreMed, Inc. 2001 Long Term Incentive Plan*

10.25(16)	Employment Agreement by and between EntreMed and Marc Corrado, dated as of May 20, 2005*

10.25(17)	License Agreement between EntreMed and Celgene Corporation signed March 24, 2005 regarding the development and commercialization of Celgene’s small molecule tubulin inhibitor compounds for the treatment of cancer+

10.26(18)	Description of Compensation of Directors*

10.27(20)	Employment Agreement by and between EntreMed and Cynthia Wong, dated as of June 1, 2006, as amended*

10.28(21)	Letter Agreement between EntreMed and Dane Saglio dated June 21, 2006*

10.29(22)	License Agreement, dated January 9, 2006, by and between Elan Pharma International Limited and EntreMed, Inc. +

10.30(22)	Research, Development and Commercialization Agreement, dated as of April 20, 2005, by and between Hoffman-La Roche Inc. and F. Hoffman La Roche Ltd. (together, “Roche”), and Miikana Therapeutics Inc.+

10.31(23)	Loan and Security Agreement dated September 12, 2007 among General Electric Capital Corporation, Oxford Finance Corporation, Merrill Lynch Capital, as the lenders and EntreMed, Inc. and Miikana Therapeutics, Inc. as the loan parties

10.32(23)	Promissory Note dated September 12, 2007 to General Electric Capital Corporation

10.33(23)	Promissory Note dated September 12, 2007 to Merrill Lynch Capital

10.34(23)	Promissory Note dated September 12, 2007 to Oxford Finance Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of President and CEO

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Rule 13a-14(b) Certification by President and CEO

32.2	Rule 13a-14(b) Certification by Chief Financial Officer

*	Compensatory Plan, Contract or Arrangement.

+	Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been filed with the Commission pursuant to our application for confidential treatment.

(1)	Incorporated by reference from our Registration Statement on Form S-1 (File No. 333-3536) declared effective by the Securities and Exchange Commission on June 11, 1996.

(2)	Incorporated by reference from our Form 10-K for the year ended December 31, 1996 previously filed with the Securities and Exchange Commission.

(3)	Incorporated by reference from our Form 10-K for the year ended December 31, 1997 previously filed with the Securities and Exchange Commission.

(4)	Incorporated by reference from our Form 10-K for the year ended December 31, 1998 previously filed with the Securities and Exchange Commission.

(5)	Incorporated by reference from our Form 10-Q for the quarter ended June 30, 1999 previously filed with the Securities and Exchange Commission.

(6)	Incorporated by reference from Exhibit A to our definitive proxy statement filed with the Securities and Exchange Commission on May 12, 2006.

(7)	Incorporated by reference from our Form 10-Q for the quarter ended June 30, 2001 previously filed with the Securities and Exchange Commission.

(8)	Incorporated by reference from our Form 10-K/A for the year ended December 31, 2002 previously filed with the Securities and Exchange Commission.

(9)	Incorporated by reference from our Form 8-K dated December 31, 2002 filed with the Securities and Exchange Commission on January 15, 2003.

(10)	Incorporated by reference from our Form 10-Q for the quarter ended June 30, 2004 previously filed with the Securities and Exchange Commission, as amended on Form 8-K filed on April 17, 2007 previously filed with the Securities and Exchange Commission.

(11)	Incorporated by reference from our Form 10-Q for the quarter ended September 30, 2004 previously filed with the Securities and Exchange Commission, as amended on Form 8-K filed on April 17, 2007 previously filed with the Securities and Exchange Commission.

(12)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on December 6, 2004, as amended on Form 8-K filed on April 17, 2007 previously filed with the Securities and Exchange Commission.

(13)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on December 29, 2004.

(14)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on April 17, 2007.

(15)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 11, 2005.

(16)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on May 24, 2005.

(17)	Incorporated by reference from our Form 10-Q for the quarter ended March 31, 2005 previously filed with the Securities and Exchange Commission.

(18)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on August 2, 2005.

(19)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on December 29, 2005.

(20)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on June 6, 2006.

(21)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on June 22, 2006.

(22)	Incorporated by reference from our Form 10-Q for the quarter ended March 31, 2006 previously filed with the Securities and Exchange Commission.

(23)	Incorporated by reference from our Form 10-Q for the quarter ended September 30, 2007 previously filed with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 5, 2008	ENTREMED, INC.
	By:	/s/ James S. Burns.
James S. Burns
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael M. Tarnow Michael M. Tarnow	Chairman of the Board	March 3, 2008

/s/ James S. Burns James S. Burns	President and Chief Executive Officer	March 5, 2008

/s/ Dane R. Saglio Dane R. Saglio	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2008

/s/ Donald S. Brooks Donald S. Brooks	Director	March 3, 2008

/s/ Dwight L. Bush Dwight L. Bush	Director	March 1, 2008

/s/ Jennie C. Hunter-Cevera Jennie C. Hunter-Cevera	Director	March 3, 2008

/s/ Mark C. M. Randall Mark C. M. Randall	Director	March 3, 2008

/s/ Ronald Cape Ronald Cape	Director	March 3, 2008

/s/ Peter S. Knight Peter S. Knight	Director	March 1, 2008

The following consolidated financial statements of EntreMed, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of EntreMed, Inc.:
We have audited the accompanying consolidated balance sheets of EntreMed, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December, 31 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EntreMed, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006 the Company changed its accounting for stock-based compensation in connection with the adoption of FASB Statement No. 123(R), “Share-Based Payment.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EntreMed, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2008 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP
McLean, Virginia
March 5, 2008

EntreMed, Inc.
Consolidated Balance Sheets

	DECEMBER 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$29,675,899	$20,896,141
Short-term investments	18,072,292	29,673,956
Accounts receivable	3,901,554	3,845,000
Interest receivable	144,191	73,895
Prepaid expenses and other	464,083	377,871

Total current assets	52,258,019	54,866,863

Property and equipment, net	620,456	847,561
Other assets	136,433	5,110

Total assets	$53,014,908	$55,719,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,550,892	$5,946,852
Accrued liabilities	1,675,814	1,828,164
Current portion of loan payable	2,982,117	751,093
Current portion of deferred rent	119,594	89,849

Total current liabilities	9,328,417	8,615,958

Loan payable, less current portion	16,768,749	—
Deferred rent, less current portion	20,764	140,357

Stockholders’ equity:

Convertible preferred stock, $1.00 par value; 5,000,000 shares authorized and 3,350,000 shares issued and outstanding at December 31, 2007 and 2006 (liquidation value — $33,500,000 at December 31, 2007 and 2006)	3,350,000	3,350,000
Common stock, $.01 par value:
170,000,000 and 170,000,000 shares authorized; 85,712,992 and 84,839,585 shares issued and outstanding at December 31, 2007 and 2006, respectively	857,125	848,400
Additional paid-in capital	364,705,150	362,318,737
Treasury stock, at cost: 874,999 shares held at December 31, 2007 and 2006	(8,034,244)	(8,034,244)
Accumulated other comprehensive income	66,954	117,212
Accumulated deficit	(334,048,007)	(311,636,886)

Total stockholders’ equity	26,896,978	46,963,219

Total liabilities and stockholders’ equity	$53,014,908	$55,719,534

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Operations

	YEAR ENDED DECEMBER 31,
	2007	2006	2005
Revenues:
Licensing	$—	$—	$590,992
Royalties	7,393,463	6,881,799	5,310,439
Other	2,188	12,559	16,624

	7,395,651	6,894,358	5,918,055

Costs and expenses:
Research and development	23,739,392	21,671,117	17,363,890
General and administrative	7,386,570	7,393,722	5,881,613
Acquired In-Process R&D	—	29,481,894	—

	31,125,962	58,546,733	23,245,503

Investment income	2,112,583	1,867,204	1,010,771
Interest expense	(793,393)	(156,787)	—
Gain on sale of assets	—	52,901	3,420

Net loss	(22,411,121)	(49,889,057)	(16,313,257)

Dividends on Series A convertible preferred stock	(1,005,000)	(1,005,000)	(1,005,000)

Net loss attributable to common shareholders	$(23,416,121)	$(50,894,057)	$(17,318,257)

Net loss per share (basic and diluted)	$(0.28)	$(0.71)	$(0.36)

Weighted average number of shares outstanding (basic and diluted)	84,166,552	71,873,734	48,176,914

See accompanying notes.

ENTREMED, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Periods Ended December 31, 2007, 2006 and 2005

								Accumulated
						Additional	Deferred	Other
	Preferred Stock		Common Stock		Treasury	Paid-in	Stock	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Compensation	Income	Deficit	Total
Balance at December 31, 2004	3,350,000	$3,350,000	42,753,174	$436,282	$(8,034,244)	$285,387,288	$—	$—	$(245,434,572)	$35,704,754
Issuance of common stock for options exercised	—	—	67,070	671	—	80,685	—	—	—	81,356
Issuance of common stock for warrants exercised	—	—	7,355,166	73,552	—	9,826,448	—	—	—	9,900,000
Stock issuance costs	—	—	—	—	—	(76,651)	—	—		(76,651)
Deferred stock-based compensation	—	—	56,448	564	—	174,424	(174,989)	—	—	—
Amortization of deferred stock-based compensation						—	72,989	—		72,989
Net loss	—	—	—	—	—	—	—	—	(16,313,257)	(16,313,257)

Balance at December 31, 2005	3,350,000	$3,350,000	50,231,858	$511,069	$(8,034,244)	$295,392,194	$(102,000)	$—	$(261,747,829)	$29,369,191
Issuance of common stock for options exercised	—	—	7,500	75	—	8,100	—	—	—	8,175
Issuance of common stock for acquisition	—	—	9,964,000	99,640	—	21,821,160	—	—	—	21,920,800
Sale of common stock at $2.31 per share of Miikana, net of stock issuance costs	—	—	12,972,966	129,730	—	16,580,322	—	—	—	16,710,052
Fair value of warrants issued	—	—	—	—	—	11,156,752	—	—	—	11,156,752
Sale of common stock at $1.60 per share, net of stock issuance costs	—	—	10,727,500	107,275	—	15,807,148	—	—	—	15,914,423
Restricted stock grants	—	—	60,762	611	—	94,178	—	—	—	94,789
Amortization of deferred stock-based compensation	—	—	—	—	—	—	102,000	—	—	102,000
Stock-based compensation expense, net of forfeitures	—	—	—	—	—	1,458,883	—	—	—	1,458,883
Transition from FAS123 to FAS123R	—	—	—	—	—	—	—	—	—	—
Comprehensive (loss):
Net loss	—	—	—	—	—	—	—	—	(49,889,057)	(49,889,057)
Unrealized gain on investments	—	—	—	—	—	—	—	117,212	—	117,212
Comprehensive (loss)	—	—	—	—	—	—	—	—	—	(49,771,845)

Balance at December 31, 2006	3,350,000	$3,350,000	83,964,586	$848,400	$(8,034,244)	$362,318,737	$—	$117,212	$(311,636,886)	$46,963,219
Issuance of common stock for options exercised	—	—	75,000	750	—	81,000	—	—	—	81,750
Issuance of common stock for warrants exercised	—	—	675,000	6,750	—	666,774	—	—	—	673,523
Fair value of warrants issued pursuant to debt settlement agreements	—	—	—	—	—	190,000	—	—	—	190,000
Restricted stock grants, net of issuance cost	—	—	123,407	1,225	—	187,729	—	—	—	188,954
Stock-based compensation expense, net of forfeitures	—	—	—	—	—	1,260,910	—	—	—	1,260,910
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(22,411,121)	(22,411,121)
Unrealized loss on investments	—	—	—	—	—	—	—	(50,258)	—	(50,258)
Comprehensive loss	—	—	—	—	—	—	—	—	—	(22,461,379)

Balance at December 31, 2007	3,350,000	$3,350,000	84,837,993	$857,125	$(8,034,244)	$364,705,150	$—	$66,954	$(334,048,007)	$26,896,978

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Cash Flows

	YEAR ENDED DECEMBER 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,411,121)	$(49,889,057)	$(16,313,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	333,827	444,680	475,848
Write-off of in-process R&D	—	29,481,894	—
Gain on sale of assets	—	(52,901)	(3,420)
Stock-based compensation expense	1,454,864	1,553,672	—
Amortization of deferred stock-based compensation	—	102,000	72,988
Amortization of discount on short-term investments	(1,112,976)	(1,015,815)	(393,815)
Non-cash interest	62,428	—	—
Changes in operating assets and liabilities:
Accounts receivable	(56,554)	(72,285)	(472,650)
Note receivable	—	—	(1,000,000)
Interest receivable	(70,296)	107,336	(96,142)
Prepaid expenses and other	(86,085)	7,705	(150,969)
Accounts payable	(1,395,960)	155,827	3,964,660
Accrued liabilities	(152,352)	(1,537,025)	(377,291)
Deferred rent	(89,848)	(60,969)	(32,931)
Deferred revenue	—	—	(190,992)

Net cash used in operating activities	(23,524,073)	(20,774,938)	(14,517,971)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment, net	—	52,901	11,000
Acquisition, net of cash received	—	(2,906,218)	—
Purchases of short term investments	(43,999,618)	(72,786,954)	(51,491,900)
Maturities of short term investments	56,664,000	62,920,760	47,325,000
Purchases of furniture and equipment	(106,721)	(227,435)	(248,677)

Net cash provided by (used in) investing activities	12,557,661	(12,946,946)	(4,404,577)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan	(751,093)	(697,030)	—
Proceeds from issuance of loan and warrants, net of discount	19,900,000	—	—
Debt issuance costs	(153,012)	—	—
Net proceeds from sale of common stock	750,275	43,907,403	9,904,705

Net cash provided by financing activities	19,746,170	43,210,373	9,904,705

Net increase (decrease) in cash and cash equivalents	8,779,758	9,488,489	(9,017,843)

Cash and cash equivalents at beginning of year	20,896,141	11,407,652	20,425,495

Cash and cash equivalents at end of year	$29,675,899	$20,896,141	$11,407,652

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$554,660	$156,787	$—
Non-cash investing activity:
Stock issued in connection with the acquisition of Miikana	$—	$21,920,800	$—

EntreMed, Inc.
Notes to Consolidated Financial Statements
December 31, 2007
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
          EntreMed, Inc. (“EntreMed” or “the Company”) (Nasdaq: ENMD) is a clinical-stage pharmaceutical company developing multi-mechanism drugs for the treatment of cancer and inflammatory diseases. The Company’s drug candidates target disease cells and the blood vessels that nourish them. EntreMed is focused on developing drugs that the Company believes are safe and convenient, and provide the potential for improved patient outcomes. The Company currently has four compounds in clinical development with a pipeline of orally-active, multi-mechanism drugs for the treatment of cancer including; MKC-1, a novel cell cycle inhibitor, Panzem® (2-methoxyestradiol or 2ME2), and ENMD-1198, an antimitotic agent. The Company also has active INDs for its Aurora A/angiogenesis kinase inhibitor, ENMD-2076, and Panzem® for rheumatoid arthritis.
          EntreMed’s goal is to develop and commercialize therapeutics based on the Company’s scientific expertise in angiogenesis, cell cycle regulation, and, inflammation — processes vital to the progression of cancer and other diseases. The Company’s expertise has also led to the identification of new molecules, including new chemical entities derived from 2ME2 (2-methoxyestradiol), as well as new chemical entities associated with multi-kinase inhibition and HDAC inhibition, important targets in the treatment of oncology.
          In order to further advance its commercial objectives, EntreMed may seek strategic alliances, licensing relationships and co-development partnerships with other companies to develop compounds for both oncology and non-oncology therapeutic areas.
          The accompanying consolidated financial statements include the accounts of the Company’s controlled subsidiaries, Miikana Therapeutics, Inc. (Miikana) and Cytokine Sciences, Inc. All intercompany balances and transactions have been eliminated in consolidation. The Company refers to EntreMed and its consolidated subsidiaries. Cytokine Sciences, Inc., whose operations were insignificant, was dissolved as of December 2007 and, therefore, will not be part of our consolidated financial statements beginning in 2008.
          To date, the Company has been engaged primarily in research and development activities. As a result, the Company has incurred operating losses through 2007 and expects to continue to incur operating losses for 2008 and the foreseeable future before commercialization of any products. To accomplish the Company’s business plans, EntreMed will be required to continue to conduct substantial development activities for all proposed products. The Company intends to continue to pursue strategic relationships to provide resources for the further development of our product candidates. There can be no assurance, however, that these discussions will result in relationships or additional funding. In addition, the Company will continue to seek capital through the public or private sale of securities. There can be no assurance that EntreMed will be successful in seeking such additional capital.
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
PROPERTY AND EQUIPMENT
          Furniture and equipment and leasehold improvements are stated at cost and are depreciated over their estimated useful lives of 3 to 10 years. Depreciation is determined on a straight-line basis. Depreciation expense was $333,827, $444,680 and $475,848 in 2007, 2006 and 2005, respectively. Property and equipment consists of the following:

	DECEMBER 31
	2007	2006
Furniture and equipment	$4,889,864	$4,783,143
Leasehold improvements	1,288,791	1,288,791

	6,178,655	6,071,934
Less: accumulated depreciation	(5,558,199)	(5,224,373)

	$620,456	$847,561

CASH AND CASH EQUIVALENTS
          Cash and cash equivalents include cash and highly liquid investments with original maturities of less than 90 days. Substantially all of the Company’s cash equivalents are held in short-term money market accounts of banks and brokerage houses.
SHORT-TERM INVESTMENTS
          The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards, No. 115, Accounting for Certain Investments in Debt and Equity Securities. Short-term investments consist primarily of corporate debt securities, all of which mature within one year. The Company has classified these investments as available for sale. Such securities are carried at fair market value. The cost of securities sold is calculated using the specific identification method. Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity. Unrealized losses of $50,258 were recorded in 2007 and unrealized gains of $117,212 were recorded in 2006. Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations. In 2007 realized gains were $75,400, and in 2006 realized losses were $24,272. Short-term investments are principally uninsured and subject to normal credit risk.
ACCOUNTS RECEIVABLE
          Accounts receivable are stated net of allowances for doubtful accounts. Allowances for doubtful accounts are determined on a specific item basis. Management reviews the credit worthiness of individual customers and past payment history to determine the allowance for doubtful accounts. There is no allowance for doubtful accounts at December 31, 2007 and 2006.
          As of December 31, 2007 and 2006, one individual customer represented 100% and 99%, respectively, of the total accounts receivable.
EXPENSES FOR CLINICAL TRIALS
     Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the underlying data. The Company estimates expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes enrollment. Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and when a patient drops out of a trial. Information about patient enrollment can become available significantly after expenses are reported for clinical trials, in which case the Company would change its estimate of the remaining cost of a trial. Costs that are based on clinical data collection and management are recognized based on estimates of unbilled goods and services received in the reporting period. In the event of early termination of a clinical trial, the Company would accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial. As of December 31, 2007 and 2006, clinical trial accruals were $1,377,635 and $774,732, respectively and are included in Accounts Payable in the accompanying consolidated balance sheets.
INCOME TAXES
          Income tax expense is accounted for in accordance with SFAS No. 109, Accounting of Income Taxes, or SFAS 109. Income tax expense has been provided using the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred tax assets if, based upon the available evidence, it is not more likely than not that the deferred tax assets will be realized.

          Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standard Board, Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions.
          At the date of adoption of FIN 48, the Company had no unrecognized tax benefits and expected no significant changes in unrecognized tax benefits in the next 12 months.
          The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. To date, there have been no interest or penalties charged to the Company in relation to the underpayment of income taxes.
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
          Royalty Revenue — Royalties from licenses are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured. The majority of the Company’s 2007, 2006 and 2005 revenues were from royalties on the sale of Thalomid®, which the Company began to recognize in the third quarter of each year. In 2004, certain provisions of a purchase agreement dated June 14, 2001 by and between Bioventure Investments kft (“Bioventure”) and the Company were satisfied, and, as a result, in 2005 the Company became entitled to share in the royalty payments received by Royalty Pharma Finance Trust, successor to Bioventure, on annual Thalomid® sales above a certain threshold. Based on the licensing agreement royalty formula, annual royalty sharing commences with Thalomid® annual sales of approximately $225 million. The Company is also eligible to receive royalty payments under a February 2004 agreement with Children’s Medical Center Corporation (“CMCC”) and Alchemgen Therapeutics. Under the agreement, Alchemgen received rights to market endostatin and angiostatin in Asia. In February 2008, the Company received notice that Alchemgen Therapeutics is ceasing operations as of April 30, 2008, therefore terminating the agreement with CMCC as of that date.
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

NET LOSS PER SHARE
          Net loss per share (basic and diluted) was computed by dividing net loss available to common stock by the weighted average number of shares of common stock outstanding. Common stock equivalents, including Preferred Series A common stock equivalents, totaling 17,856,416 were anti-dilutive and, therefore, were not included in the computation of weighted average shares used in computing diluted loss per share.
COMPREHENSIVE LOSS
          Under Financial Accounting Standard No. 130 (“SFAS 130”), Reporting Comprehensive Income, the Company is required to display comprehensive loss and its components as part of the consolidated financial statements. Comprehensive loss is comprised of net loss and unrealized gain and loss on investments as follows:

	Years ended December 31,
	2007	2006	2005
Net loss	$(22,411,121)	$(49,889,057)	$(16,313,257)
Other comprehensive (loss) income	(50,258)	117,212	—

Comprehensive loss	$(22,461,379)	$(49,771,845)	$(16,313,257)

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

     For stock options granted prior to the adoption of SFAS 123R, the following table illustrates the pro forma effect on net loss and net loss per share, as if the Company had applied the fair value recognition provisions of SFAS 123 in determining stock-based compensation:

Year ended
December 31,
2005

Actual net loss	$(16,313,257)
Deduct: Stock-based employee compensation expense if SFAS No.123 had been applied to all awards	(1,923,575)
Add: Stock-based employee compensation included in reported net loss	72,988

Proforma net loss	$(18,163,844)

Dividend on Series A convertible preferred stock	(1,005,000)

Proforma net loss per share available to common shareholders	$(19,168,844)

Net loss per share:
Basic and diluted — as reported	$(0.36)
Basic and diluted — pro forma	$(0.40)
NEW ACCOUNTING PRONOUNCEMENTS
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”) in the United States of America, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements under GAAP and is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 157 as of January 1, 2008. The effects of adoption will be determined by the types of instruments carried at fair value in our financial statements at the time of adoption, as well as the method utilized to determine their fair values prior to adoption. Based on the Company’s current use of fair value measurements, SFAS 157 is not expected to have a material effect on its results of operations or financial position.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (SFAS 159), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and highlights the effect of a company’s choice to use fair value on its earnings. It also requires a company to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the balance sheet. SFAS 159 will be effective beginning January 1, 2008 and is not expected to have a material impact on the Company’s consolidated financial statements.
          In June 2007, the FASB issued EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The provisions of EITF No. 07-3 will be effective for the Company on a prospective basis beginning January 1, 2008 and evaluated on a contract by contract basis.
          In December 2007, the FASB issued SFAS No. 141(R), a revised version of SFAS No. 141, “Business Combinations.” The revision is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles with international accounting standards. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact of the provisions of the revision on its consolidated results of operations and financial condition.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK
          Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, accounts receivable and note receivable. The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times, may exceed federally insured amounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents or short-term investments. The carrying amount of current assets and liabilities approximates their fair values due to their short-term maturities. The carrying value and estimated value of debt, before discount, were $20,000,000 and approximately $20,252,000, respectively, at December 31, 2007. The fair value was estimated based on the quoted market price.
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
RECLASSIFICATIONS
          Certain prior year balances have been reclassified to conform to the current year presentation.
2. ACQUISITION
          In January 2006, the Company acquired Miikana, a private biotechnology company. Pursuant to the merger agreement entered into in connection with the acquisition, the Company acquired all of the outstanding capital stock of Miikana in exchange for 9.96 million shares of the Company’s common stock and the assumption of certain obligations. In addition, based on the success of the acquired pre-clinical programs, the Company may pay up to an additional $18 million upon the achievement of certain clinical and regulatory milestones. Such additional payments will be made in cash or shares of stock at the Company’s option. The Company expects that the Aurora Kinase pre-clinical program will advance to the filing of an IND (Investigational New Drug) application and commence clinical trials in 2008. A dosing of the first patient triggers a purchase price adjustment milestone of $2 million. Through the acquisition, the Company acquired rights to MKC-1, a Phase 2 clinical candidate licensed from Hoffman-LaRoche, Inc. (“Roche”) by Miikana in April 2005. Under the terms of the agreement, Roche may be entitled to receive future payments upon successful completion of developmental milestones. The Company does not anticipate reaching any of these milestones in 2008. Roche is also eligible to receive royalties on sales and certain one-time payments based on attainment of annual sales milestones.
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
3. LOAN PAYABLE
          At December 31, 2006, the Company had a loan payable to Venture Lending & Leasing IV, Inc. for approximately $751,000 at an interest rate of 13.4%. This loan was paid off in 2007.
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
          The Company will have the right to voluntarily prepay the Term Loan, in full or in part, upon five business days’ written notice to GECC. Under certain circumstances, the prepayment of the aggregate amount outstanding under the Term Loan triggers a prepayment penalty equal to: (i) 3% on such prepayment amount, if such prepayment is made on or before the one year anniversary of the closing date, (ii) 2% on such prepayment amount, if such prepayment is made after the one year anniversary of the closing date but on or before the two year anniversary of the closing date, and (iii) 1% on such prepayment amount, if such prepayment is made after the two year anniversary of the closing date but on or before the Term Loan maturity date. The Loan Agreement contains customary events of default that permits GECC to accelerate the Company’s outstanding obligations if an event of default occurs and it is not cured within the applicable grace periods. The Loan Agreement also provides for automatic acceleration upon bankruptcy and other insolvency events.

          The Term Loan will be used for general corporate purposes and is secured by the personal property owned by the Company, except for any intellectual property owned by the Company. Notwithstanding the foregoing, the collateral for the Term Loan includes (i) all cash, royalty fees and other proceeds that consist of rights of payment or proceeds from the sale, licensing or other disposition of all or any part of, or rights in, the intellectual property and the Thalidomide Royalty Agreement and (ii) the Company’s rights under the Thalidomide Royalty Agreement.
          The Loan Agreement contains customary affirmative and negative covenants. The Company was in compliance with such covenants as of December 31, 2007.
          As of December 31, 2007, principal payments due are as follows:

Less than one year	$2,982,117
One to two years	7,708,451
Two to three years	8,555,404
Three to four years	754,028

Total	$20,000,000

          The Warrants are exercisable by the Lenders until September 12, 2012 at an exercise price of $2.00 per share. The fair value of the Warrants issued was $190,000, calculated using a Black-Scholes value of $.76 with an expected and contractual life of 5 years, an assumed volatility of 98%, and a risk-free interest rate of 4.11%. The value of the Warrants, and an upfront underwriting fee of $100,000 paid to one of the Lenders, are recorded as a discount on the loan and are amortized as interest expense over the life of the loan. The Company also incurred certain debt issuance costs that were deferred and are included in other assets in the Company’s balance sheet as of December 31, 2007. Amortization of these fees and the discount results in an effective interest rate of 11.40%. Non-cash interest expense related to the amortization of debt issuance costs and debt discount was $62,428 for the year ended December 31, 2007.
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
          A provision of the Bioventure purchase agreement provided the potential for an adjustment in the purchase price if cumulative sales of Thalomid® exceeded $800 million by December 31, 2004. Based on Thalomid® sales reported publicly by Celgene, the Company concluded that cumulative Thalomid® sales had reached this milestone by December 31, 2004, thus triggering a royalty sharing provision. Beginning the year after cumulative sales reach $800 million, EntreMed is entitled to share in the royalty payments received by Royalty Pharma Finance Trust, successor to Bioventure, on annual Thalomid® sales above a certain threshold. In 2007, 2006 and 2005 Thalomid® sales surpassed the royalty-sharing point and the Company recognized estimated royalty revenues of $7,393,000, $6,882,000 and $5,310,000, respectively. There can be no assurance that the Company will receive additional material royalties under the royalty sharing provision in the future.
          In March 2005, the Company entered into an exclusive worldwide license agreement with Celgene Corporation for the development and commercialization of Celgene’s small molecule tubulin inhibitor compounds for the treatment of cancer. Under the terms of the agreement, Celgene received an upfront licensing fee and may receive additional payments upon successful completion of certain clinical, regulatory and sales milestones. No such milestones have been reached through December 31, 2007. EntreMed will assume responsibility for preclinical and clinical development of the tubulin inhibitors for oncology applications. The upfront license fee of $1,000,000 was recorded as a component of research and development expense in the Consolidated Statement of Operations for the year ended December 31, 2005.

          In January 2006, the Company entered into a License Agreement with Elan Corporation, plc (“Elan”) in which the Company has been granted rights to utilize Elan’s proprietary NanoCrystal Technology to develop the oncology product candidate, Panzem® NCD. Under the terms of the License Agreement, Elan is eligible to receive payments upon the achievement of certain clinical, manufacturing, and regulatory milestones. Milestones related to the initiation of Phase 2 clinical trials have been paid and there are no additional milestones achieved as of December 31, 2007. Additionally, Elan will receive royalty payments based on sales of Panzem® NCD. Under the License Agreement and corresponding Services Agreement, Elan will manufacture EntreMed’s Panzem® NCD, a NanoCrystal Technology formulation with improved bioavailability and absorption.
5. RELATED PARTY TRANSACTIONS
          Until September 2006, the Company received legal services from a law firm with which one of the Company’s former officers was associated. Total expenses for service from this law firm were $686,000 and $1,180,000 in 2006 and 2005 respectively. The amounts reflected as research and development, of $551,000 and $779,000 in 2006 and 2005, respectively, in the table below primarily represent patent work. The amounts reflected as general and administrative, of $119,000 and $351,000 in 2006 and 2005, respectively, represent legal services. Also paid in 2006 are costs related to the Miikana acquisition of $16,000.
          In 2005 the Company also received financial advisory services from Ferghana Partners, Inc., a provider of corporate financial advice to firms in the life sciences field. Until December 2006, the Company’s chairman and CEO both held a de minimis ownership interest in Ferghana Partners, Inc. They no longer have an ownership interest. Pursuant to a series of business transactions, the Company paid $785,000 in fees to Ferghana Partners, Inc. in 2005. The 2005 amount includes financial advisory fees of $60,000, a $200,000 fee associated with the March 2005 Celgene license agreement and a $525,000 fee resulting from Celgene’s March 2005 exercise of a warrant, issued as part of the 2002 transaction for 7,000,000 shares of common stock. The $60,000 paid in advisory fees were recorded as general and administrative costs, the $200,000 fee was recorded as research and development expense. The balance of the 2005 fees paid to Ferghana was recorded as offsets against gross equity transaction proceeds and, as such, are not reflected as expenses in that period.
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
          Expenses from related parties are included in the following accounts within the consolidated financial statements for 2006 and 2005. There were no expenses from related parties in 2007 and no payables as of December 31, 2007. Included in accounts payable as of December 31, 2006 was $37,535 payable to related parties.

	2006	2005
Research and development	$551,000	$1,979,000
General and administrative	119,000	411,000
Additional paid in capital	—	525,000
Acquisition costs	16,000	50,000

	$686,000	$2,965,000

6. INCOME TAXES
          The Company has net operating loss carryforwards for income tax purposes of approximately $309,997,000 at December 31, 2007 ($290,457,000 at December 31, 2006) that expire in years 2008 through 2027. The Company also has research and development tax credit carryforwards of approximately $8,837,000 as of December 31, 2007 that expire in years 2008 through 2026. These net operating loss carryforwards include approximately $20,000,000, related to exercises of stock options for which the income tax benefit, if realized, would increase additional paid-in capital. The utilization of the net operating loss and research and development carryforwards may be limited in future years due to changes in ownership of the Company pursuant to Internal Revenue Code Section 382. For financial reporting purposes, a valuation allowance has been recognized to reduce the net deferred tax assets to zero due to uncertainties with respect to the Company’s ability to generate taxable income in the future sufficient to realize the benefit of deferred income tax assets.
          Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

	DECEMBER 31,
	2007	2006
Deferred income tax assets (liabilities):
Net operating loss carryforwards	$123,091,000	$112,174,000
Research and development credit carryforward	8,837,000	11,005,000
Equity investment	72,000	70,000
Other	3,427,000	2,812,000
Depreciation	286,000	301,000
Valuation allowance for deferred income tax assets	(135,713,000)	(126,362,000)

Net deferred income tax assets	$—	$—

          A reconciliation of the provision for income taxes to the federal statutory rate is as follows:

	2007		2006	2005

Tax benefit at statutory rate	$	(7,620,000)	$(16,963,000)	$(5,547,000)
State taxes		(1,282,000)	(942,000)	(754,000)
Net R&D credit adjustment		2,125,000	—	—
Attribute expiration and other		703,000	66,000	273,000
Permanent M-1s		(13,000)	10,027,000	29,000
Change in valuation allowance		9,351,000	7,944,000	7,565,000
Change in estimated effective rate		(3,264,000)	—	(1,566,000)

		$—	$—	$—

     During 2006, the valuation allowance increased by $5,831,000 related to Miikana deferred tax assets fully reserved as of the date of acquisition.
          The Company has adopted the provisions of Financial Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, as of January, 1, 2007. The Company had no unrecognized tax benefits as of January 1, 2007 and provides a full valuation allowance on the net deferred tax asset recognized in the consolidated financial statements. As a result, the adoption of FIN 48 effective January 1, 2007 had no effect on the Company’s financial position as of such date, or on net operating losses available to offset future taxable income.

          A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance at January 1, 2007	$2,751,000

Additions for Tax Positions of Prior Periods	208,000
Reductions for Tax Positions of Prior Periods	—
Additions for Tax Positions of Current Period	—
Reductions for Tax Positions of Current Period	—
Settlements	—
Lapse of statute of limitations	—

Unrecognized tax benefits balance at December 31, 2007	$2,959,000

          The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of January 1, 2007 and December 31, 2007, the Company had no accrued interest or penalties related to uncertain tax positions, respectively.
          The tax returns for all years in the Company’s major tax jurisdictions are not settled as of December 31, 2007. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.
          The Company believes that the total unrecognized tax benefit, if recognized, would impact the effective rate, however, such reversal may be offset by a corresponding adjustment to the valuation allowance.
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
          The Series A Preferred Stock accrues and accumulates dividends at a rate of 6% and will participate in dividends declared and paid on the common stock, if any. At December 31, 2007, cumulative unpaid preferred stock dividends totaled $5,025,000 or $1.50 per share. All unpaid preferred stock dividends must be paid before any dividends may be declared or paid on the Common Stock, and will be added to the liquidation preference of the Series A Preferred Stock payable upon the liquidation, dissolution or winding up of the Company. The liquidation preference is equal to the greater of:
(i)	Two times the original per share purchase price plus accrued and unpaid dividends or

(ii)	The amount per share that would be payable to a holder of shares of the Series A Preferred Stock had all of the shares been converted to common stock immediately prior to a liquidation event.

          The liquidation preference of the Series A Preferred Stock on a converted basis at December 31, 2007 totaled approximately $33,500,000, excluding cumulative unpaid preferred stock dividends as discussed above. This value is calculated based on the contractual liquidation preference articulated in the Series A Preferred Stock agreement. There can be no assurance what impact the conversion of the Series A Preferred to common stock would have on the trading value of the Company’s common stock.
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
          In February 2006, the Company completed a private placement of 12,972,966 shares of its common stock and warrants to purchase a total of 6,486,484 shares of common stock at an exercise price of $2.50, resulting in gross proceeds, prior to the deduction of fees and commissions, of approximately $30 million (net proceeds of approximately $27.9 million). The fair value of warrants issued was $11,156,752, calculated using a Black-Scholes value of $1.72 with an expected and contractual life of 5 years with no dividend yield. We assumed volatility was 103.84%, and used a risk free interest rate of 4.52%.
          In December 2006, the Company completed a registered direct offering of 10,727,500 shares of its common stock resulting in gross proceeds, prior to the deduction of fees and commissions, of approximately $17 million (net proceeds of approximately $15.9 million).
          In September 2007, as discussed in Note 3, the Company issued 250,000 warrants with an exercise price of $2.00 per share to the Lenders of the Term Loan.
          In December 2007, the Company issued 675,000 shares of its common stock pursuant to the exercise of certain warrants, resulting in net proceeds of approximately $674,000.

8. SHARE-BASED COMPENSATION
          The Company has adopted incentive and nonqualified stock option plans whereby 12,983,333 shares of the Company’s common stock were reserved for grants to various executive, scientific and administrative personnel of the Company as well as outside directors and consultants, of which 455,162 shares remain available for grant under the Company’s 2001 Long-term Incentive Plan as of December 31, 2007. These options vest over periods varying from immediately to three years and generally expire 10 years from the date of grant.
          The Company recorded non-cash compensation charges of $194,000, $197,000 and $73,000 in 2007, 2006 and 2005, respectively, related to the issuance of restricted stock to members of our Board of Directors, as each non-employee director receives an annual retainer fee of $25,000 that is payable in restricted stock. Additionally, two Board members elected to receive restricted stock in lieu of cash retainers totaling $35,000. As of December 31, 2007, $96,000 represents the non-vested restricted stock compensation awards expected to vest and be recognized in 2008.
          Prior to the adoption of SFAS 123R, the Company recorded share-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no share-based compensation expense for such options is reflected in net loss for the year ended December 31, 2005, as exercise price equals fair market value of stock on date of grant.
          As a result of the adoption of SFAS 123R, the Company’s net loss for the years ended December 31, 2007 and 2006 includes $1,454,864 and $1,655,672, respectively, of compensation expense related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	2007	2006
Research and development	$352,999	$352,280
General and administrative	1,101,865	1,303,392

Share-based compensation expense	$1,454,864	$1,655,672

Net share-based compensation expense, per common share:
Basic and diluted	$0.017	$0.023

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
          Expected Term of Options—This is the period of time that the options granted are expected to remain outstanding. EntreMed adopted SAB 107’s simplified method for estimating the expected term of share-based awards granted during the year ended December 31, 2007.
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
          Following are the weighted-average assumptions used in valuing the stock options granted to employees during the years ended December 31, 2007, 2006 and 2005:

	Years ended December 31,
	2007	2006	2005
Expected Volatility	94.46%	101.70%	105.74%
Risk free interest rate	4.50%	4.82%	4.25%
Expected term of option	5 years	5 years	5 years
Forfeiture rate	5.00%	5.00%	N/A
Expected dividend yield	—	—	—
          The weighted average fair value of stock options granted was $1.03, $1.25 and $2.13 in 2007, 2006 and 2005, respectively.
          Share-based compensation expense recognized in the Consolidated Statement of Operations for the years ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, net of estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
          A summary of the Company’s stock option plans and of changes in options outstanding under the plans during the years ended December 31, is as follows:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term	Aggregate Intrinsic
	Number of Options	Exercise Price	In years	Value
Outstanding at December 31, 2004	8,367,978	$9.33
Exercised	(67,070)	$1.21
Granted	604,692	$2.68
Canceled	(943,582)	$12.66

Outstanding at December 31, 2005	7,962,017	$9.05
Exercised	(7,500)	$1.09
Granted	1,022,132	$1.61
Expired	(855,563)	$11.56
Forfeited	(10,000)	$5.29

Outstanding at December 31, 2006	8,111,086	$7.87
Exercised	(75,000)	$1.09
Granted	1,327,732	$1.39
Expired	(628,784)	$10.18
Forfeited	(63,726)	$1.73

Outstanding at December 31, 2007	8,671,308	$6.81	5.67	$111,334

Vested and expected to vest at December 31, 2007	8,595,673	$6.86	5.31	$111,328
Exercisable at December 31, 2007	7,158,602	$7.91	4.94	$111,216

          The aggregate intrinsic value is calculated as the difference between (i) the closing price of the common stock at December 31, 2007 and (ii) the weighted average exercise price of the underlying awards, multiplied by the number of options that had an exercise price less than the closing price on the last trading day of 2007. The aggregate intrinsic value of options exercised was $8,250, $3,675 and $48,961 for the years ended December 31, 2007, 2006 and 2005, respectively, that had an exercise price less than the closing price on the last trading day of the respective year.
          Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2007, 2006 and 2005, was $81,750, $8,175 and $81,356, respectively. Due to the availability of net operating loss carryforwards and research tax credits, tax deductions for option exercises were not recognized in the year ended December 31, 2007.

          The following summarizes information about stock options granted to employees and directors outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Prices	at 12/31/07	Life in Years	Price	at 12/31/07	Price
$0.00-$1.50	1,893,631	7.3	$1.18	1,134,348	$1.12
$1.51-$3.00	2,824,920	7.5	$1.90	2,153,227	$1.97
$3.01-$4.50	917,085	5.9	$3.50	834,355	$3.52
$4.51-$6.00	216,272	4.8	$4.99	216,272	$4.99
$6.01-$10.00	842,567	3.8	$8.71	842,567	$8.71
$10.01-$15.00	495,152	2.8	$12.23	495,152	$12.23
$15.01-$25.00	912,450	2.2	$19.21	912,450	$19.21
$25.01-$35.00	547,108	2.1	$27.58	547,108	$27.58
$35.01-$50.00	3,611	2.6	$44.82	3,611	$44.82
$50.01-$65.00	18,512	2.3	$53.20	18,512	$53.20

	8,671,308	5.7	$6.81	7,158,602	$7.92

          As of December 31, 2007, there was approximately $1,409,000 of total unrecognized compensation cost related to nonvested employee stock options. That cost is expected to be recognized over a weighted-average period of 1.5 years.
          Warrants. Warrants granted generally expire after 5 years from the date of grant. Stock warrant activity to non-employees is as follows:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding at December 31, 2004	12,242,050	$2.85
Granted	—	—
Exercised	(7,562,500)	$1.46
Expired	(74,672)	$6.60

Outstanding at December 31, 2005	4,604,878	$5.06
Granted	6,486,484	$2.50
Exercised	—	—
Expired	(743,763)	$11.87

Outstanding at December 31, 2006	10,347,599	$2.96
Granted	250,000	$1.13
Exercised	(675,000)	1.00
Expired	(123,336)	$11.61

Outstanding at December 31, 2007	9,799,263	$2.94

Exercisable at December 31, 2007	9,799,263	$2.94

9. COMMITMENTS AND CONTINGENCIES
Commitments
          In January 2006, the Company acquired Miikana Therapeutics, a private biotechnology company. Pursuant to the Merger Agreement, the Company acquired all of the outstanding capital stock of Miikana Therapeutics, Inc. in exchange for 9.96 million shares of common stock and the assumption of certain obligations. In addition, based on the success of the acquired pre-clinical programs, the Company may pay up to an additional $18 million upon the achievement of certain clinical and regulatory milestones. Such additional payments will be made in cash or shares of stock at the Company’s option. The Company expects that a molecule from the acquired Aurora Kinase pre-clinical program will advance to a Phase 1 clinical trial in 2008. A dosing of the first patient with ENMD-2076, expected in 2008, triggers a purchase price adjustment milestone of $2 million, payable in either stock or cash, at the Company’s discretion. Through the acquisition, the Company acquired rights to MKC-1, a Phase 2 clinical candidate licensed from Hoffman-LaRoche, Inc. (“Roche”) by Miikana in April 2005. Under the terms of the agreement, Roche may be entitled to receive future payments upon successful completion of Phase 3 developmental milestones. The Company does not anticipate reaching any of these milestones in 2008. Roche is also eligible to receive royalties on sales and certain one-time payments based on attainment of annual sales milestones. The Company is also obligated to make certain “success fee” payments to ProPharma based on successful completion of developmental milestones under the Roche license agreement.

          In January 2006, the Company entered into a License Agreement with Elan Corporation, plc (“Elan”) in which the Company has been granted rights to utilize Elan’s proprietary NanoCrystal Technology to develop the oncology product candidate, Panzem® NCD. Under the terms of the License Agreement, Elan is eligible to receive payments upon the achievement of certain clinical, manufacturing, and regulatory milestones. Milestones related to the initiation of Phase 2 clinical trials, totaling $500,000, have been paid and there are no additional milestones achieved as of December 31, 2007. Additionally, Elan will receive royalty payments based on sales of Panzem® NCD. Under the License Agreement and corresponding Services Agreement, Elan will manufacture EntreMed’s Panzem® NCD, a NanoCrystal Technology formulation with improved bioavailability and absorption.
          In March 2005, the Company entered into an exclusive worldwide license agreement with Celgene Corporation for the development and commercialization of Celgene’s small molecule tubulin inhibitor compounds for the treatment of cancer. Under the terms of the agreement, Celgene received an upfront licensing fee of $1,000,000 and may receive additional payments up to approximately $25.25 million based upon the attainment of certain milestones. No such milestones have been reached through December 31, 2007.
          The Company entered into two license agreements with Children’s Hospital, Boston for the exclusive, worldwide, royalty-bearing licenses to make, use and sell Endostatin and 2-methoxyestradiol (“2ME2”), both inhibitors of angiogenesis. In February 2004, the Company transferred rights to Endostatin in an agreement with Children’s Medical Center Corporation and Alchemgen Therapeutics. Therefore, the Company has no future milestone payment obligations related to Endostatin. In consideration for retaining the 2ME2 rights, the Company must pay a royalty on any sublicensing fees, as defined in the agreement, to Children’s Hospital, Boston. The agreement obligates the Company to pay up to $1,000,000 “upon the attainment of certain milestones.” As of December 31, 2007, the Company has paid $500,000 under this agreement for the milestones that have been achieved to date.
          Pursuant to the commitments detailed above, in aggregate, the Company could potentially pay up to $75.5 million if each licensed technology is fully developed and approved for commercial use in all of the major territories of the world. In this event, the Company would also be obligated to pay annual sales-based royalties under the license agreements. However, the Company cannot forecast with any degree of certainty whether any of the other product candidates will reach additional developmental milestones. As such, the timing of any future payments, if any, cannot be determined. As all of the milestone payments under these agreements are contingent upon successful development and ultimate advancement to commercialization, there can be no assurances that all or any of the triggering events will occur.
          As of December 31, 2007, the Company also has purchase obligation commitments, in the normal course of business, for clinical trial contracts and contract manufacturing totaling $5,971,000 and $1,523,000, respectively.
          The Company leases its primary facilities through February 2009. The lease agreement provides for escalation of the lease payments over the term of the lease; however, rent expense is recognized under the straight-line method. Additionally, the Company leases office equipment under operating leases. The future minimum payments under its facilities and equipment leases as of December 31, 2007 are as follows:

2008	$1,044,620
2009	171,644
Thereafter	—

Total minimum payments	$1,216,264

          Rental expense for the years ended December 31, 2007, 2006 and 2005 was $955,000, $1,044,000, and $929,000, respectively.
Contingencies
          EntreMed is subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, unless otherwise disclosed herein, are material.
10. EMPLOYEE RETIREMENT PLAN
          The Company sponsors the EntreMed, Inc. 401(k) and Trust. The plan covers substantially all employees and enables participants to contribute a portion of salary and wages on a tax-deferred basis. Contributions to the plan by the Company are discretionary. Contributions by the Company totaled approximately $103,000, $89,000 and $77,000 in 2007, 2006 and 2005, respectively.

11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
          Summarized unaudited quarterly financial information for the years ended December 31, 2007 and 2006 is as follows:

	QUARTER ENDED
	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
2007
Revenues	$—	$—	$3,520,259	$3,875,392

Research and development costs	6,398,696	6,581,287	5,109,257	5,650,152
General and administrative expenses	1,831,326	1,869,811	1,706,451	1,978,982

	8,230,022	8,451,098	6,815,708	7,629,134
Investment income	578,913	531,722	428,980	572,968
Interest expense	(22,477)	(15,317)	(168,877)	(586,722)

Net loss	(7,673,586)	(7,934,693)	(3,035,346)	(3,767,496)
Dividends on Series A convertible preferred stock	(251,250)	(251,250)	(251,250)	(251,250)

Net loss attributable to common Shareholders	(7,924,836)	(8,185,943)	(3,286,596)	(4,018,746)

Net loss per share (basic and diluted)	$(0.09)	$(0.10)	$(0.04)	$(0.05)

2006
Revenues	$—	$—	$3,023,185	$3,871,173

Research and development costs	4,011,100	4,258,206	5,544,134	7,857,677
General and administrative expenses	1,816,694	1,942,652	1,497,612	2,136,764
Acquired In-Process R&D	29,128,061	353,833	—	—

	34,955,855	6,554,691	7,041,746	9,994,441
Investment income	278,465	569,617	529,661	489,461
Interest expense	(48,713)	(42,575)	(36,098)	(29,401)
Gain on sale of assets	15,400	1,925	—	35,576

Net loss	(34,710,703)	(6,025,724)	(3,524,998)	(5,627,632)
Dividends on Series A convertible preferred stock	(251,250)	(251,250)	(251,250)	(251,250)

Net loss attributable to common Shareholders	(34,961,953)	(6,276,974)	(3,776,248)	(5,878,882)

Net loss per share (basic and diluted)	$(0.53)	$(0.09)	$(0.05)	$(0.08)