Form 10-Q
period 2008-03-31
ENTREMED INC
filed 2008-05-02
CIK 895051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at April 23, 2008
Common Stock $.01 Par Value	85,773,911

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
Our forward-looking statements are based on information available to us today, and we will not update these statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date thereof, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to the early stage of our product candidates under development, operating losses and anticipated future losses; variations in sales of Thalomid; the market volatility of our common stock; the possibility that we may be delisted from the NASDAQ Global Market; our need for additional capital and the continued impact of the current economic downturn on our ability to access the capital markets; our ability to pay our indebtedness as it becomes due and our ability to comply with the terms and conditions of our loan agreement; intense competition and rapid technological change in the biopharmaceutical industry; uncertainties relating to our patent and proprietary rights; uncertainties relating to clinical trials, estimated clinical trial commencement dates, government regulation and uncertainties of obtaining regulatory approval on a timely basis or at all. Additional information on the factors and risks that could affect our business, financial condition and results of operations, are contained in our filings with the U.S. Securities and Exchange Commission (SEC), which are available at www.sec.gov.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EntreMed, Inc.
Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,893,174	$29,675,899
Short-term investments	27,750,446	18,072,292
Accounts receivable	483	3,901,554
Interest receivable	3,288	144,191
Prepaid expenses and other	340,668	464,083

Total current assets	43,988,059	52,258,019

Property and equipment, net	634,181	620,456
Other assets	118,630	136,433

Total assets	$44,740,870	$53,014,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,972,098	$4,550,892
Accrued liabilities	1,118,710	1,675,814
Current portion of loan payable	4,834,562	2,982,117
Current portion of deferred rent	114,196	119,594

Total current liabilities	11,039,566	9,328,417

Loan payable, less current portion	14,950,047	16,768,749
Deferred rent, less current portion	—	20,764

Total liabilities	25,989,613	26,117,930

Stockholders’ equity:
Convertible preferred stock, $1.00 par value; 5,000,000 shares authorized and 3,350,000 shares issued and outstanding at March 31, 2008 and December 31, 2007 (liquidation value — $33,500,000 at March 31, 2008 and December 31, 2007)	3,350,000	3,350,000
Common stock, $.01 par value: 170,000,000 and 170,000,000 shares authorized: 85,746,220 and 85,712,992 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	857,455	857,125
Additional paid-in capital	364,922,999	364,705,150
Treasury stock, at cost: 874,999 shares held at March 31, 2008 and December 31, 2007	(8,034,244)	(8,034,244)
Accumulated other comprehensive income	49,510	66,954
Accumulated deficit	(342,394,463)	(334,048,007)

Total stockholders’ equity	18,751,257	26,896,978

Total liabilities and stockholders’ equity	$44,740,870	$53,014,908

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
Revenues:
Licensing	$—	$—
Royalties	—	—
Other	—	—

	—	—

Costs and expenses:
Research and development	6,187,203	6,398,696
General and administrative	1,982,994	1,831,326

	8,170,197	8,230,022

Investment income	398,787	578,913
Interest expense	(575,046)	(22,477)

Net Loss	(8,346,456)	(7,673,586)

Dividends on Series A convertible preferred stock	(251,250)	(251,250)

Net loss attributable to common shareholders	$(8,597,706)	$(7,924,836)

Net loss per share (basic and diluted)	$(0.10)	$(0.09)

Weighted average number of common shares outstanding (basic and diluted)	84,898,912	84,015,999

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	THREE MONTH PERIOD ENDED
	MARCH 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,346,456)	$(7,673,586)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	80,954	92,498
Amortization of discount on short-term investments	(259,860)	(401,289)
Stock-based compensation expense	218,181	297,487
Non-cash interest	51,544	—
Changes in operating assets and liabilities:
Accounts receivable	3,901,071	3,845,045
Interest receivable	140,903	19,167
Prepaid expenses and other	123,415	91,890
Deferred rent	(26,162)	(18,834)
Accounts payable	421,206	(425,755)
Accrued liabilities	(557,104)	(363,760)

Net cash used in operating activities	(4,252,308)	(4,537,137)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short term investments	(23,010,738)	(8,289,946)
Maturities of short term investments	13,575,000	7,600,000
Purchases of furniture and equipment	(94,679)	(13,793)

Net cash used in investing activities	(9,530,417)	(703,739)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan	—	(208,406)
Net costs from sale of common stock	—	(10,641)

Net cash used in financing activities	—	(219,047)

Net decrease in cash and cash equivalents	(13,782,725)	(5,459,923)
Cash and cash equivalents at beginning of period	29,675,899	20,896,141

Cash and cash equivalents at end of period	$15,893,174	$15,436,218

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$523,500	$22,477
See accompanying notes.

ENTREMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 (unaudited)
1. Basis of Presentation
     Our accompanying 2008 unaudited consolidated financial information includes the accounts of our controlled subsidiary, Miikana Therapeutics, Inc. (Miikana). All intercompany balances and transactions have been eliminated in consolidation. At March 31, 2007, the unaudited consolidated financial statements included the accounts of Cytokine Sciences, Inc., whose operations were insignificant, and dissolved as of December 2007.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to our audited consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2007.
2. Short-Term Investments
     The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards, No. 115, Accounting for Certain Investments in Debt and Equity Securities. Short-term investments consist primarily of corporate debt securities, all of which mature within one year. The Company has classified these investments as available for sale. Such securities are carried at fair market value. The cost of securities sold is calculated using the specific identification method. Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity. Unrealized losses of $17,444 were recorded for the three months ended March 31, 2008 and unrealized gains of $31,638 were recorded for the three months ended March 31, 2007. Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations. Realized gains of $9,571 were recorded for the three months ended March 31, 2008. There were no realized gains or losses for the three months ended March 31, 2007. Short-term investments are principally uninsured and subject to normal credit risk.
3. Loan Payable
     On September 12, 2007, EntreMed, Inc. and Miikana Therapeutics, Inc., its wholly owned subsidiary, entered into a Loan and Security Agreement (“Loan Agreement”) with General Electric Capital Corporation (“GECC”), as agent, Merrill Lynch Capital and Oxford Finance Corporation (collectively, “the Lenders”). The Loan Agreement provided for (i) a term loan (“Term Loan”) issued by the Lenders to the Company in the aggregate amount of $20,000,000 and (ii) the issuance and sale to the Lenders of stock purchase warrants evidencing the Lenders’ right to acquire their respective pro rata share of 250,000 shares of common stock of the Company (“Warrants”).

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
     The Term Loan accrues interest in arrears at a fixed annual interest rate of 10.47% until the Term Loan is fully repaid. The Company paid interest of $523,500 in the three months ended March 31, 2008.
     The Warrants are exercisable by the Lenders until September 12, 2012 at an exercise price of $2.00 per share. The fair value of the Warrants issued was $190,000, calculated using a Black-Scholes value of $.76 with an expected and contractual life of 5 years, an assumed volatility of 98%, and a risk-free interest rate of 4.11%. The value of the Warrants, and an upfront underwriting fee of $100,000 paid to one of the Lenders, are recorded as a discount on the loan and are amortized as interest expense over the life of the loan. The Company also incurred certain debt issuance costs that were deferred and are included in other assets in the Company’s balance sheet as of March 31, 2008. Amortization of these fees and the discount results in an effective interest rate of 11.40%. Non-cash interest expense related to the amortization of debt issuance costs and debt discount was $51,546 for the three months ended March 31, 2008.
     The carrying value and estimated fair value of debt, before discount, were $20,000,000 and approximately $20,576,000, respectively, at March 31, 2008. The fair value was estimated based on the quoted market price.
     The Loan Agreement contains customary affirmative and negative covenants. The Company was in compliance with such covenants as of March 31, 2008.
4. Fair Value Measurement
     We adopted FAS Statement No. 157, “Fair Value Measurements” (“SFAS 157”) effective January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (“the exit price”) in an orderly transaction between market participants at the measurement date. The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value, we primarily use prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”). We have determined that our fair value measurements are in accordance with the requirements of SFAS 157, therefore, the implementation of SFAS 157 did not have any impact on our consolidated financial condition or results of operations. The implementation of SFAS 157 resulted in expanded disclosures about securities measured at fair value, as discussed below.
     SFAS 157 established a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”). We currently do not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy, defined as follows:

     Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.
     Level 2 — Inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted pries that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).
     Level 3 — Unobservable inputs that reflect our own assumptions, based on the best information available, including our own data.
     In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of March 31, 2008:

		Fair Value Measurements at March 31, 2008
	Total Carrying	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$12,030,547	$12,030,547	$—	$—
Available for sale securities*	27,750,446	27,750,446	—	—

*	Unrealized gains and losses related to available for sale securities are reported as accumulated other comprehensive income (loss), as disclosed in footnote 2.
      Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The guidance in SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company did not elect the fair value option for any financial assets or liabilities and, therefore, adoption of the provisions of SFAS No. 159 did not have a material effect on its consolidated financial statements.
5. Share-Based Compensation
     The Company has adopted incentive and nonqualified stock option plans whereby 12,983,333 shares of the Company’s common stock were reserved for grants to various executive, scientific and administrative personnel of the Company as well as outside directors and consultants, of which 512,337 shares remain available for grant under the Company’s 2001 Long-Term Incentive Plan as of March 31, 2008. Options granted under the plan vest over periods varying from immediately to three years, are not transferable and generally expire ten years from the date of grant.
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

     As a result of the adoption of SFAS 123R, the Company’s net loss for the three months ended March 31, 2008 and March 31, 2007 includes compensation expense of $218,181 and $297,487, respectively, related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
Research and development	56,357	46,432
General and administrative	161,824	251,055

Share-based compensation expense	$218,181	$297,487

Net share-based compensation expense, per common share:
Basic and diluted	$0.003	$0.004

The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of stock options granted to employees. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award.
     Following are the weighted-average assumptions used in valuing the stock options granted to employees during the three-month periods ended March 31, 2008 and 2007:

	THREE MONTH PERIOD ENDED
	MARCH 31,
	2008	2007
Expected volatility	87.90%	101.00%
Risk-free interest rate	3.62%	4.58%
Expected term of option	5 years	5 years
Forfeiture rate*	18.00%	5.00%
Expected dividend yield	0.00%	0.00%

*	- SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the three-month period ended March 31, 2008, the Company accounted for forfeitures as they occurred.

     The weighted average fair value of stock options granted during the three-month periods ended March 31, 2008 and 2007 was $0.85 and $1.31, respectively.
     A summary of the Company’s stock option plans and of changes in options outstanding under the plans for the three months ended March 31, 2008, is as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at January 1, 2008	8,671,308	$6.81
Granted	130,000	$1.22
Exercised	—	—
Expired	(160,525)	$3.63
Forfeited	(32,025)	$1.42

Outstanding at March 31, 2008	8,608,758	$6.80

Vested and expected to vest at March 31, 2008	8,538,583	$6.85

Exercisable at March 31, 2008	7,205,256	$7.84

     There were no options exercised in the three months ended March 31, 2008 or 2007.
6. Income Taxes
     We have analyzed our income tax posture using the criteria required by FIN 48, Accounting for Uncertainty in Income Taxes, and concluded that there is no cumulative effect allocable to equity as a result of adopting this standard. At December 31, 2007, we have $2.96 million unrecognized tax benefit which has no net balance sheet impact.
     During the three months ended March 31, 2008, there were no material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions. We are maintaining our historical method of not accruing interest (net of related tax benefits) and penalties associated with unrecognized income tax benefits as a component of income tax expense.
     The tax returns for all years in our major tax jurisdictions are not settled as of January 1, 2008; no changes in settled tax years have occurred through March 31, 2008. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), we treat all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
     We are a clinical-stage pharmaceutical company developing multi-mechanism drugs for the treatment of cancer and inflammatory diseases. Our drug candidates target disease cells and the blood vessels that nourish them. We are focused on developing drugs that we believe are safe and convenient, and provide the potential for improved patient outcomes. We currently have a pipeline of orally-active, multi-mechanism drugs with three compounds in clinical development for the treatment of cancer including; MKC-1, a novel cell cycle inhibitor, ENMD-1198, an antimitotic agent and ENMD-2076, our Aurora A/angiogenesis kinase inhibitor. In addition to these oncology programs, we also initiated clinical investigation of Panzem® (2ME2) for rheumatoid arthritis.
     Our goal is to develop and commercialize therapeutics based on our scientific expertise in angiogenesis, cell cycle regulation, cell signaling, and inflammation — processes vital to the progression of cancer and other diseases. Our expertise has also led to the identification of new molecules, including new chemical entities derived from 2ME2 (2-methoxyestradiol), as well as new chemical entities associated with multi-kinase inhibition and HDAC inhibition, important targets in the treatment of oncology.
     We have discontinued development of 2ME2 (Panzem®NCD) for oncology. While we have seen modest antitumor activity across most of our clinical studies, substantial clinical trial and manufacturing/ process development costs would be required to narrow the oncology indications for larger registration-track randomized studies. These expenditures would require the commitment of a disproportionate amount of resources and limit clinical development efforts on the remainder of our pipeline. Patients still on clinical oncology trials are continuing to receive Panzem®NCD.
     Based on the knowledge gained from the oncology development effort and favorable preclinical research results showing that 2ME2 has disease modifying or “DMARD” activity, we are continuing our development of 2ME2 for rheumatoid arthritis (“RA”). The FDA has accepted EntreMed’s IND for 2ME2 in RA, which included an extensive human safety dossier in 300 patients from the oncology studies. We believe that Panzem® for RA represents a safe, orally-administered, small molecule alternative to current biologicals and a potential “first-in-class” cross-over opportunity from oncology. We plan to initiate a healthy volunteer clinical trial in 2008 and seek a development partner to manage larger multi-arm Phase 2 and Phase 3 studies.
     Over the balance of 2008, we plan to focus on three principal objectives: 1) to concentrate our resources on fewer programs that provide a more direct path forward to product registration and ultimately to the market; 2) to conserve our cash by funding essential priority program activities and deferring new program initiatives; and 3) to expand our partnering activities across multiple clinical programs. In order to further advance our commercial objectives, we may seek strategic alliances, licensing relationships and co-development partnerships with other companies to develop compounds for both oncology and non-oncology therapeutic areas.
     To date, we have been engaged primarily in research and development activities. As a result, we have incurred operating losses through March 31, 2008 and expect to continue to incur operating losses for the foreseeable future before commercialization of any products. To accomplish our business goals, we will be required to continue to conduct substantial development activities for all proposed products. We intend to continue to pursue strategic relationships to provide resources for the further development of our product candidates. There can be no assurance, however, that these discussions will result in relationships or additional funding. In addition, we will continue to seek capital through the public or private sale of securities. There can be no assurance that we will be successful in seeking such additional capital.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES
     The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Our critical accounting policies, including the items in our financial statements requiring significant estimates and judgments, are as follows:
•	Revenue Recognition — We recognize revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured.
•	Royalty Revenue — Royalties from licenses are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured. We expect that the majority of our 2008 revenues will be from royalties on the sale of Thalomid®, which we expect to begin to recognize in the third quarter. In 2004 certain provisions of a purchase agreement dated June 14, 2001 by and between Bioventure Investments kft (“Bioventure”) and the Company were satisfied, and, as a result, beginning in 2005 we became entitled to share in the royalty payments received by Royalty Pharma Finance Trust, successor to Bioventure, on annual Thalomid® sales above a certain threshold. Based on the licensing agreement royalty formula, annual royalty sharing commences with Thalomid® annual sales of approximately $225 million.
•	Research and Development — Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development costs are expensed as incurred.

•	Expenses for Clinical Trials — Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the underlying data. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes enrollment. Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and when a patient drops out of a trial. Information about patient enrollment can become available significantly after we report our expenses for clinical trials, in which case we would change our estimate of the remaining cost of a trial. Costs that are based on clinical data collection and management are recognized based on estimates of unbilled goods and services received in the reporting period. In the event of early termination of a clinical trial, we would accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

•	Stock-Based Compensation — Issued in December 2004, Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) requires companies to recognize expense associated with share-based compensation arrangements, including employee stock options and stock purchase plans, using a fair value-based option pricing model, and eliminates the alternative to use the intrinsic value method of accounting for share-based payments. SFAS 123R was effective beginning January 1, 2006. Adoption of the expense provisions of SFAS 123R has a material impact on our results of operations. We have applied the modified prospective transition method; accordingly, compensation expense is reflected in the financial statements beginning January 1, 2006 with no restatement of prior periods. Compensation expense is recognized for awards that are granted, modified, repurchased or cancelled on or after January 1, 2006, as well as for the portion of awards previously granted that have not vested as of January 1, 2006. For the adoption of SFAS 123R, we have selected the straight-line expense attribution method, whereas our previous expense attribution method was the graded-vesting method, an accelerated method, described by FIN 28. Our results of operations are impacted by the recognition of non-cash expense related to the fair value of our share-based compensation awards.
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
     Any future changes to our share-based compensation strategy or programs would likely affect the amount of compensation expense recognized under SFAS 123R. Share-based compensation expense recognized in the three months ended March 31, 2008 and 2007 totaled $218,181 and $297,487, respectively.
RESULTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and March 31, 2007.
     Revenues. There were no revenues recorded during the quarters ended March 31, 2008 or March 31, 2007. We do not expect to record revenue in 2008 until the third quarter. Our 2008 revenues, if any, will result from Celgene’s sale of Thalomid®. We earn royalties once sales of Thalomid exceed $225 million annually, pursuant to a 2001 agreement with Royalty Pharma, as noted above.
     Research and Development Expenses. Our research and development expenses totaled $6,187,000 for the three months ended March 31, 2008 and $6,399,000 for the corresponding 2007 period. The small decrease results primarily from lower Panzem®NCD project costs resulting from our decision to discontinue its development in oncology. This cost decrease was largely offset by increased expenditures on MKC-1 clinical programs and ENMD-1198 manufacturing. Reflected in our R&D expenses for the three-month period ended March 31, 2008 are direct project costs of $1,745,000 for Panzem®, $1,107,000 for ENMD-1198, $1,177,000 for MKC-1 and $760,000 for ENMD-2076. The 2007 research and development expenses for the comparable period included $2,936,000 direct project costs for Panzem®, $399,000 for ENMD-1198, $653,000 for MKC-1 and $423,000 for ENMD-2076.

     MKC-1 is currently being administered in five Phase 2 oncology trials and a Phase 1 study for hematological cancers. We have an exclusive worldwide license from Roche to develop and commercialize MKC-1. ENMD-1198, an antimitotic agent, discovered in our laboratories, is nearing completion of a Phase 1b dose-escalation clinical trial in patients with refractory solid tumors. ENMD-2076, an oral selective kinase inhibitor with both antiproliferative and antiangiogenic properties, also discovered in our laboratories, is in early clinical development with a Phase 1b dose-escalation clinical trial in patients with refractory solid tumors. We are currently seeking a partner for EMD-2076 to help accelerate its development.
     At March 31, 2008, accumulated direct project expenses for Panzem® were $52,520,000, direct ENMD-1198 project expenses totaled $10,774,000; accumulated direct project expenses for MKC-1 totaled $7,418,000, since acquired; and for ENMD-2076, accumulated project expenses totaled $6,176,000. Our R&D expenses also include non-cash stock-based compensation, pursuant to the adoption of SFAS 123R, totaling $56,000 for the three months ended March 31, 2008 and $46,000 for the corresponding 2007 period. The balance of our R&D expenditures includes facilities costs and other departmental overhead, and expenditures related to the advancement of our pre-clinical programs.
     The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. As of March 31, 2008, we have four proprietary product candidates in clinical development, three in oncology and Panzem® in the treatment of rheumatoid arthritis. We expect our 2008 R&D expenses to remain at similar levels before decreasing in the second half of 2008 as the open Panzem®NCD oncology trials conclude. Completion of clinical trials for our other product candidates may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.
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
     An important element of our business strategy is to pursue the research and development of a range of product candidates for both oncology and non-oncology indications. This allows us to diversify the risks associated with our research and development expenditures. As a result, we intend to pursue development of our existing product candidates internally or through development partnerships, as well as through the acquisition and subsequent development of promising candidates. The goal is to align our future capital requirements with multiple product candidates and to increase the likelihood that our future financial success is not substantially dependent on any one product candidate. To the extent we are unable to maintain the development of product candidates, our dependence on the success of one or a few product candidates would increase.
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

     Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development expenses decreased to $6,187,000 in the quarter ended March 31, 2008 from $6,399,000 for the corresponding period in 2007. The decrease in R&D expenses during the quarter ended March 31, 2008 was specifically impacted by the following:
•	Outside Services — We utilize outsourcing to conduct our product development activities. Larger-scale small molecule synthesis, in vivo testing and data analysis are examples of the services that we outsource. In the three-month period ended March 31, 2008, we expended $394,000 on these activities versus $617,000 in the same 2007 period. The decrease reflects absence in 2008 of certain IND-directed expenses associated with the 2007 IND submissions for Panzem® NCD for the treatment of rheumatoid arthritis and for ENMD-2076 in oncology.

•	Clinical Trial Costs — Clinical trial costs increased to $1,744,000 in the three months ended March 31, 2008, from $1,156,000 in the three-month period ended March 31, 2007. The increase results primarily from the expanded MKC-1 clinical program and also the initial clinical expenses related to ENMD-2076. Costs of such trials include the clinical site fees, monitoring costs and data management costs.

•	Contract Manufacturing Costs — The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, and product release costs. Contract manufacturing costs for the three months ended March 31, 2008 decreased to $1,414,000 from $1,945,000 during the same period in 2007. The most significant component of the net decrease was our Q1 2007 acquisition of bulk API to support the Panzem®NCD trials. The absence of Panzem®NCD API costs in Q1 2008 was partially offset by an increase in contract manufacturing activities for ENMD-1198. Fluctuations in our contract manufacturing costs from period to period result from the timing of manufacturing activities.
     Also reflected in our 2008 research and development expenses for the three-month period ended March 31, 2008 are personnel costs of $1,504,000, patent costs of $151,000 and facility and related expenses of $370,000. In the corresponding 2007 period, these expenses totaled $1,238,000, $315,000 and $395,000, respectively. The increased expenses reflect a larger R&D staff, while the decrease in patent costs results from the timing of patent prosecution activities and also 2007 review and prioritization of our intellectual property portfolio.
     General and Administrative Expenses. General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.

     General and administrative expenses increased to $1,983,000 in the three-month period ended March 31, 2008 from $1,831,000 in the corresponding 2007 period. The increase in 2008 reflects greater use of professional services, including recruiting services, and is offset by decreased personnel and related costs.
     Interest expense. Interest expense increased to approximately $575,000 in the three month period ended March 31, 2008 from approximately $22,000 in the corresponding 2007 period. The increase results from the interest expense related to a financing transaction with General Electric Capital Corporation (GECC) in September, 2007. The 2007 interest expense related to debt with Venture Lending & Leasing IV, LLC, which was paid in full in September, 2007.
     Investment income. Investment income decreased by 31% in the three-month period ended March 31, 2008 to $399,000 from $579,000 in the corresponding 2007 period as a result of lower yields on invested balances in interest bearing cash accounts and investments during the 2008 period.
     Dividends on Series A convertible preferred stock. The Consolidated Statement of Operations for the periods ended March 31, 2008 and 2007 reflect a dividend of $251,250 relating to Series A Convertible Preferred Stock held by Celgene pursuant to a Securities Purchase Agreement dated December 31, 2002. The holders of Series A Preferred Stock accumulate dividends at an annual rate of 6% and will participate in dividends declared and paid on our common stock, if any. All accumulated dividends must be paid before any dividends may be declared or paid on the common stock. The Company has no plans to pay any dividends in the foreseeable future.
LIQUIDITY AND CAPITAL RESOURCES
     To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses for 2008 and the foreseeable future before we commercialize any products. In January 2006, we acquired Miikana Therapeutics, a private biotechnology company. Pursuant to the Merger Agreement, we acquired all of the outstanding capital stock of Miikana Therapeutics, Inc. in exchange for 9.96 million shares of common stock and the assumption of certain obligations. In addition, based on the success of the acquired pre-clinical programs, we may pay up to an additional $18 million upon the achievement of certain clinical and regulatory milestones. Such additional payments will be made in cash or shares of stock at our option. The lead molecule in the Aurora Kinase Program, ENMD-2076, has advanced into clinical development in 2008. ENMD-2076 is a selective kinase inhibitor with activity against Aurora A and tyrosine kinases linked to promoting cancer and inflammatory diseases. Dosing of the first patient triggers a purchase price adjustment milestone of $2 million, which we expect to pay (in cash or stock, at our discretion) in May 2008. Through the acquisition, we acquired rights to MKC-1, a Phase 2 clinical candidate licensed from Hoffman-LaRoche, Inc. (“Roche”) by Miikana in April 2005. Under the terms of the agreement, Roche may be entitled to receive future payments upon successful attainment of certain clinical, regulatory and commercialization milestones; however, we do not expect to trigger any of these milestone payments in 2008. Under the terms of the license agreements for 2ME2 and Celgene’s tubulin inhibitor program, we may be required to make future milestone payments totaling approximately $500,000 and $25.25 million, respectively. We do not expect to reach any milestones under these agreements requiring payments in 2008. If we fail to comply with the milestones or fail to make any required sponsored research or milestone payment, we could face the termination of the relevant license agreement.

     In September 2007, we entered into a $20 million term loan agreement with General Electric Capital Corporation (the “Term Loan”). The Term Loan accrues interest in arrears at a fixed annual rate of 10.47%. For additional information on the Term Loan, please see note 3 of the Notes to the Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.
     At March 31, 2008, we had cash and short-term investments of $43,643,620 with working capital of $32,948,493. We invest our capital resources with the primary objective of capital preservation. As a result of trends in interest rates, we have invested in some securities with maturity dates of more than 90 days to enhance our investment yields. As such, some of our invested balances are classified as short-term investments rather than cash equivalents in our consolidated financial statements at March 31, 2008.
     To accomplish our business plans, we will be required to continue to conduct substantial development activities for some or all of our proposed products. Under our current operating plans in 2008 we expect to have four compounds under clinical investigation and we expect our 2008 results of operations to reflect a net loss of approximately $30,000,000, including non-cash charges of approximately $2,600,000. These projections are subject to judgment and estimation and could significantly change. In early 2008, we reached the decision to curtail our development of Panzem®NCD in oncology, although we continue to evaluate the use of this compound for the treatment of rheumatoid arthritis. We plan to complete the open Panzem®NCD oncology trials without the enrollment of additional patients, and will not initiate new trials in oncology. In addition, we plan to continue the clinical development of MKC-1, ENMD-1198 and ENMD-2076 in oncology.
     We expect that the majority of our 2008 revenues will continue to be from royalties on the sale of Thalomid®. Based on historical trends and analyst consensus for Thalomid® sales, we expect to record royalty-sharing revenues in excess of $7.0 million in 2008, likely in the third and fourth quarters of 2008; however, there can be no assurance in this regard. In addition, under our licensing agreement with Oxford Biomedica, PLC and Oxford Biomedica (UK) Limited Oxford, we are entitled to receive payments upon the achievement of certain milestones with respect to the development of gene therapies for ophthalmic (eye) diseases. However, we do not control the drug development efforts of Oxford and have no control over when or whether such milestones will be reached. We do not believe that we will receive any developmental milestone payments under these agreements in 2008.
     Based on our assessment of our current capital resources coupled with anticipated inflows, in the absence of additional financing, we believe that we will have adequate resources to fund planned operations for at least twelve months from March 31, 2008. Our estimate may change, however, based on our decisions with respect to future clinical trials related to our product candidates, the timing of receipt of milestone payments, developments in our business including the acquisition of additional intellectual property, other investments in new or complimentary technology, and our success in executing our current business plan.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of March 31, 2008.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
     As of March 31, 2008, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the CEO and CFO concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in the Company’s periodic SEC reports. Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
     Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, except as otherwise disclosed herein, are material.
ITEM 1A. RISK FACTORS
     For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of EntreMed’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and the information under “Special Note Regarding Forward-Looking Statements” included in this report. There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K, except as set forth below:
Our common stock may be delisted from The NASDAQ Global Market, which could negatively impact the price of our common stock and our ability to access the capital markets.
     Our common stock is listed on The NASDAQ Global Market. On April 4, 2008, the Company received a letter from The NASDAQ Stock Market LLC (“NASDAQ”) advising that for the previous 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market. Our stock price has not closed above $1.00 since the date of the receipt of the letter from NASDAQ. If we fail to comply with this minimum bid price requirement or any other listing standards applicable to issuers listed on The NASDAQ Global Market by October 1, 2008, our common stock will be delisted from The NASDAQ Global Market. The delisting of our common stock would significantly affect the ability of investors to trade our securities and would significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from The NASDAQ Global Market could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.

ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS
10.1	Employment Agreement by and between the Company and Kenneth W. Bair, PhD, effective October 16, 2007.

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of President and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTREMED, INC. (Registrant)
Date: May 2, 2008	/s/ James S. Burns
James S. Burns
President and Chief Executive Officer

Date: May 2, 2008	/s/ Dane R. Saglio
Dane R. Saglio
Chief Financial Officer

EXHIBIT INDEX
10.1	Employment Agreement by and between the Company and Kenneth W. Bair, PhD, effective October 16, 2007

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer