Form 10-Q
period 2008-06-30
ENTREMED INC
filed 2008-08-06
CIK 895051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at July 31, 2008
Common Stock $.01 Par Value	88,603,643

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EntreMed, Inc.
Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,422,626	$29,675,899
Short-term investments	19,773,719	18,072,292
Accounts receivable	8,554	3,901,554
Interest receivable	40,893	144,191
Prepaid expenses and other	307,631	464,083

Total current assets	36,553,423	52,258,019

Property and equipment, net	573,728	620,456
Other assets	100,827	136,433

Total assets	$37,227,978	$53,014,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,564,218	$4,550,892
Accrued liabilities	1,356,116	1,675,814
Current portion of loan payable	6,735,919	2,982,117
Current portion of deferred rent	83,052	119,594

Total current liabilities	12,739,305	9,328,417

Loan payable, less current portion	13,082,432	16,768,749
Deferred rent, less current portion	—	20,764

Total liabilities	25,821,737	26,117,930

Stockholders’ equity:
Convertible preferred stock, $1.00 par value;
5,000,000 shares authorized and 3,350,000 shares issued and outstanding at June 30, 2008 and December 31, 2007 (liquidation value — $33,500,000 at June 30, 2008 and December 31, 2007)	3,350,000	3,350,000
Common stock, $.01 par value:
170,000,000 and 170,000,000 shares authorized: 88,356,462 and 85,712,992 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	883,565	857,125
Additional paid-in capital	367,161,498	364,705,150
Treasury stock, at cost: 874,999 shares held at June 30, 2008 and December 31, 2007	(8,034,244)	(8,034,244)
Accumulated other comprehensive income	10,028	66,954
Accumulated deficit	(351,964,606)	(334,048,007)

Total stockholders’ equity	11,406,241	26,896,978

Total liabilities and stockholders’ equity	$37,227,978	$53,014,908

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues:
Licensing	$—	$—	$—	$—
Royalties	—	—	—	—
Other	—	—	—	—

	$—	$—	$—	$—

Costs and expenses:
Research and development	5,484,857	6,581,287	11,672,060	12,979,983
General and administrative	1,739,691	1,869,811	3,722,685	3,701,137
In-Process R&D	2,000,000	—	2,000,000	—

	9,224,548	8,451,098	17,394,745	16,681,120

Investment income	229,451	531,722	628,238	1,110,635
Interest expense	(575,046)	(15,317)	(1,150,092)	(37,794)

Net Loss	(9,570,143)	(7,934,693)	(17,916,599)	(15,608,279)

Dividends on Series A convertible preferred stock	(251,250)	(251,250)	(502,500)	(502,500)

Net loss attributable to common shareholders	$(9,821,393)	$(8,185,943)	$(18,419,099)	$(16,110,779)

Net loss per share (basic and diluted)	$(0.11)	$(0.10)	$(0.22)	$(0.19)

Weighted average number of common shares outstanding (basic and diluted)	85,535,426	84,059,149	85,217,169	84,015,999
See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	SIX MONTH PERIOD ENDED
	JUNE 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,916,599)	$(15,608,279)
Adjustments to reconcile net loss to net cash used by operating activities:		—
Depreciation and amortization	163,639	176,935
Write-off of in-process R&D	2,000,000	—
Amortization of discount on short-term investments	(433,966)	(725,127)
Stock-based compensation expense	518,919	793,222
Non-cash interest	103,092	—
Changes in operating assets and liabilities:
Accounts receivable	3,893,000	3,834,648
Interest receivable	103,298	(26,852)
Prepaid expenses and other	156,451	(59,475)
Deferred rent	(57,306)	(42,506)
Accounts payable	13,326	(635,070)
Accrued liabilities	(319,702)	(577,022)

Net cash used in operating activities	(11,775,848)	(12,869,526)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short term investments	(41,599,387)	(26,290,747)
Maturities of short term investments	40,275,000	29,916,000
Purchases of furniture and equipment	(116,910)	(34,307)

Net cash (used in) provided by investing activities	(1,441,297)	3,590,946

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance costs	(36,128)	—
Repayment of loan	—	(423,893)
Net proceeds from sale of common stock	—	81,750

Net cash used in financing activities	(36,128)	(342,143)

Net decrease in cash and cash equivalents	(13,253,273)	(9,620,723)
Cash and cash equivalents at beginning of period	29,675,899	20,896,141

Cash and cash equivalents at end of period	$16,422,626	$11,275,418

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,047,000	$37,794
See accompanying notes.

ENTREMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 (unaudited)
1. Basis of Presentation
          Our accompanying 2008 unaudited consolidated financial information includes the accounts of our controlled subsidiary, Miikana Therapeutics, Inc. (Miikana). All intercompany balances and transactions have been eliminated in consolidation. At June 30, 2007, the unaudited consolidated financial statements also included the accounts of Cytokine Sciences, Inc., whose operations were immaterial, and dissolved as of December 2007.
          The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to our audited consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2007.
2. Short-Term Investments
          The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards, No. 115, Accounting for Certain Investments in Debt and Equity Securities. Short-term investments consist primarily of corporate debt securities, all of which mature within one year. The Company has classified these investments as available for sale. Such securities are carried at fair market value. The cost of securities sold is calculated using the specific identification method. Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity. Unrealized losses of $56,927 were recorded for the six months ended June 30, 2008 and unrealized gains of $13,322 were recorded for the six months ended June 30, 2007. Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations. There were no realized gains or losses for the six months ended June 30, 2008 or 2007. Short-term investments are principally uninsured and subject to normal credit risk.
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
          The Term Loan accrues interest in arrears at a fixed annual interest rate of 10.47% until the Term Loan is fully repaid. The Company paid interest of $1,047,000 and $523,500 in the six and three months ended June 30, 2008, respectively.
          The Warrants are exercisable by the Lenders until September 12, 2012 at an exercise price of $2.00 per share. The fair value of the Warrants issued was $190,000, calculated using a Black-Scholes value of $.76 with an expected and contractual life of 5 years, an assumed volatility of 98%, and a risk-free interest rate of 4.11%. The value of the Warrants, and an upfront underwriting fee of $100,000 paid to one of the Lenders, are recorded as a discount on the loan and are amortized as interest expense over the life of the loan. The Company also incurred certain debt issuance costs that were deferred and are included in other assets in the Company’s balance sheet as of June 30, 2008. Amortization of these fees and the discount results in an effective interest rate of 11.40%. Non-cash interest expense related to the amortization of debt issuance costs and debt discount for the six and three months ended June 30, 2008 was $103,092 and $51,546, respectively.
          The carrying value and estimated fair value of debt, before discount, were $20,000,000 and approximately $20,292,000, respectively, at June 30, 2008. The fair value was estimated based on the quoted market price.
          The Loan Agreement contains customary affirmative and negative covenants. The Company was in compliance with such covenants as of June 30, 2008.
4. Fair Value Measurement
          The Company adopted FAS Statement No. 157, “Fair Value Measurements” (“SFAS 157”) effective January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (“the exit price”) in an orderly transaction between market participants at the measurement date. The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value, the Company primarily use prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”). The Company has determined that our fair value measurements are in accordance with the requirements of SFAS 157, therefore, the implementation of SFAS 157 did not have any impact on our consolidated financial condition or results of operations. The implementation of SFAS 157 resulted in expanded disclosures about securities measured at fair value, as discussed below.
          SFAS 157 established a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”). The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy, defined as follows:

          Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
          Level 2 – Inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted pries that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).
          Level 3 – Unobservable inputs that reflect our own assumptions, based on the best information available, including our own data.
          In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of June 30, 2008:

		Fair Value Measurements at June 30, 2008
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active markets	observable inputs	inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$14,138,909	$14,138,909	$—	$—
Available for sale securities*	19,773,719	19,773,719	—	—
				—

*	Unrealized gains and losses related to available for sale securities are reported as accumulated other comprehensive income (loss), as disclosed in footnote 2.
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
5. Share-Based Compensation
          The Company has adopted incentive and nonqualified stock option plans whereby 13,983,333 shares of the Company’s common stock were reserved for grants to various executive, scientific and administrative personnel of the Company as well as outside directors and consultants, of which 838,218 shares remain available for grant under the Company’s 2001 Long-Term Incentive Plan as of June 30, 2008. Options granted under the plan vest over periods varying from immediately to three years, are not transferable and generally expire ten years from the date of grant.

          Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) and interpretative literature within SEC Staff Accounting Bulletin No. 107, Share-Based Payment, (SAB 107), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, share-based compensation expense for the six months ended June 30, 2008 and June 30, 2007 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the original grant date fair value estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs for stock options granted prior to January 1, 2006 on an accelerated method, and for stock options granted after January 1, 2006 the compensation costs are recognized based on a straight-line method over the requisite service period, which is generally the option vesting term of three years.
          As a result of the adoption of SFAS 123R, the Company’s net loss for the six months ended June 30, 2008 and June 30, 2007 includes compensation expense of $518,916 and $793,222, respectively, related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	SIX MONTHS ENDED
	JUNE 30,
	2008	2007
Research and development	$121,467	$100,381
General and administrative	397,449	692,841

Share-based compensation expense	$518,916	$793,222

Net share-based compensation expense, per common share:
Basic and diluted	$0.006	$0.009

The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of stock options granted to employees. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award.

          Following are the weighted-average assumptions used in valuing the stock options granted to employees during the six-month periods ended June 30, 2008 and 2007:

	SIX MONTH PERIOD ENDED
	JUNE 30,
	2008	2007
Expected volatility	72.84%	100.36%
Risk-free interest rate	4.69%	4.89%
Expected term of option	5 years	5 years
Forfeiture rate*	5.00%	5.00%
Expected dividend yield	0.00%	0.00%

*	- SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
          The weighted average fair value of stock options granted during the six and three-month periods ended June 30, 2008 were $0.46 and $0.36, respectively. The weighted average fair value of stock options granted during the six and three-month periods ended June 30, 2007 were $1.26 and $1.22, respectively.
          A summary of the Company’s stock option plans and of changes in options outstanding under the plans for the six months ended June 30, 2008, is as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at January 1, 2008	8,671,308	$6.81
Granted	626,664	$0.74
Exercised	—	—
Expired	(416,478)	$9.73
Forfeited	(43,383)	$1.41

Outstanding at June 30, 2008	8,838,111	$6.27

Vested and expected to vest at June 30, 2008	8,674,663	$6.37

Exercisable at June 30, 2008	7,294,697	$7.32

          There were no options exercised in the six months ended June 30, 2008. Cash received from option exercises under all share-based payment arrangements for the six months ended June 30, 2007 was $81,750. Due to the availability of net operating loss carryforwards and research tax credits, tax deductions for option exercises were not recognized.
6. In-Process R&D
          In January 2006, the Company acquired Miikana Therapeutics, a private biotechnology company. Pursuant to the merger agreement, based on the success of the acquired pre-clinical programs, the Company may pay up to an additional $18 million upon the achievement of certain clinical and regulatory milestones. Such additional payments will be made in cash or shares of stock at our option. The lead molecule in the Aurora Kinase Program, ENMD-2076, advanced into clinical development in 2008. ENMD-2076 is a selective kinase inhibitor with activity against Aurora A and angiogenic kinases linked to promoting cancer and inflammatory diseases. Dosing of the first patient triggered a purchase price adjustment milestone of $2 million, resulting in $16 million of potential payments remaining as of June 30, 2008. In June 2008, 2,564,104 shares of common stock were issued as consideration for the satisfaction of the milestone payment. The additional payment of $2 million was recorded to expense as in-process research and development since the research and development project related to the Aurora Kinase Program had not reached technical feasibility and has no future alternative use.

7. Income Taxes
          The Company analyzed its income tax posture using the criteria required by FIN 48, Accounting for Uncertainty in Income Taxes, and concluded that there is no cumulative effect allocable to equity as a result of adopting this standard. At December 31, 2007, there was a $2.96 million unrecognized tax benefit which has no net balance sheet impact.
          During the six months ended June 30, 2008, there were no material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions. The Company is maintaining its historical method of not accruing interest (net of related tax benefits) and penalties associated with unrecognized income tax benefits as a component of income tax expense.
          The tax returns for all years in our major tax jurisdictions are not settled as of January 1, 2008; no changes in settled tax years have occurred through June 30, 2008. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), we treat all years’ tax positions are treated as unsettled due to the taxing authorities’ ability to modify these attributes.
8. Recent Accounting Pronouncements
          In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”), which will change the accounting for any business combination the Company enters into with an acquisition date after December 31, 2008. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R will have an impact on accounting for business combinations once adopted, but its effect will depend upon the specifics of any business combination with an acquisition date subsequent to December 31, 2008.
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”), which establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s results of operations or financial position.
          In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. SFAS 162 is effective sixty days following the Security and Exchange Commission’s approval of Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of SFAS 162 is not expected to have a material impact on the Company’s results of operations or financial position.

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
          Based on the knowledge gained from the oncology development effort and favorable preclinical research results showing that 2ME2 has disease modifying or “DMARD” activity, we are continuing our development of 2ME2 for rheumatoid arthritis (“RA”). The FDA has accepted EntreMed’s IND for 2ME2 in RA, which included an extensive human safety dossier in 300 patients from the oncology studies. We believe that Panzem® for RA represents a safe, orally-administered, small molecule alternative to current biologicals and a potential “first-in-class” cross-over opportunity from oncology. In 2008, we initiated a healthy volunteer clinical trial for Panzem and are seeking a development partner to manage larger multi-arm Phase 2 and Phase 3 studies.
          During the second half of 2008, we plan to focus on three principal objectives: 1) to concentrate our resources on fewer programs that provide a more direct path forward to product registration and ultimately to the market; 2) to conserve our cash by funding essential priority program activities and deferring new program initiatives; and 3) to expand our partnering activities across multiple clinical programs. In order to further advance our commercial objectives, we may seek strategic alliances, licensing relationships and co-development partnerships with other companies to develop compounds for both oncology and non-oncology therapeutic areas.

          To date, we have been engaged primarily in research and development activities. As a result, we have incurred operating losses through June 30, 2008 and expect to continue to incur operating losses for the foreseeable future before commercialization of any products. To accomplish our business goals, we, or prospective development partners, will be required to conduct substantial development activities for all proposed products that we intend to pursue to commercialization. We intend to continue to pursue strategic relationships to provide resources for the further development of our product candidates. There can be no assurance, however, that these discussions will result in relationships or additional funding. In addition, we will continue to seek capital through the public or private sale of securities. There can be no assurance that we will be successful in seeking such additional capital.
          On April 4, 2008, the Company received a letter from The NASDAQ Stock Market LLC (“NASDAQ”) advising that for the previous 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market. Our stock price has not closed above $1.00 since the date of the receipt of the letter from NASDAQ. If we fail to comply with this minimum bid price requirement or any other listing standards applicable to issuers listed on The NASDAQ Global Market by October 1, 2008, our common stock will no longer be eligible for quotation on The NASDAQ Global Market but we would be eligible to apply for listing on the NASDAQ Capital Market so long as the Company meets the continued listing standards of the NASDAQ Capital Market, other than the $1.00 minimum bid. The Company will continue to pursue partnering opportunities to raise less-dilutive capital and to defer all or a portion of our product candidate development costs. In the event the Company’s common stock continues to trade under $1.00, the Company will consider all alternatives in order to avoid delisting. The delisting of our common stock from a national exchange could significantly affect the ability of investors to trade our securities and could negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all.
CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES
          The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Our critical accounting policies, including the items in our financial statements requiring significant estimates and judgments, are as follows:
–	Revenue Recognition — We recognize revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured.

–	Royalty Revenue – Royalties from licenses are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured. We expect that the majority of our 2008 revenues will be from royalties on the sale of Thalomid®, which we expect to begin to recognize in the third quarter. In 2004 certain provisions of a purchase agreement dated June 14, 2001 by and between Bioventure Investments kft (“Bioventure”) and the Company were satisfied, and, as a result, beginning in 2005 we became entitled to share in the royalty payments received by Royalty Pharma Finance Trust, successor to Bioventure, on annual Thalomid® sales above a certain threshold. Based on the licensing agreement royalty formula, annual royalty sharing commences with Thalomid® annual US sales of $225 million.
–	Research and Development — Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development costs are expensed as incurred.

–	Expenses for Clinical Trials – Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the underlying data. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes enrollment. Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and when a patient drops out of a trial. Information about patient enrollment can become available significantly after we report our expenses for clinical trials, in which case we would change our estimate of the remaining cost of a trial. Costs that are based on clinical data collection and management are recognized based on estimates of unbilled goods and services received in the reporting period. In the event of early termination of a clinical trial, we would accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

–	Stock-Based Compensation – Issued in December 2004, Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) requires companies to recognize expense associated with share-based compensation arrangements, including employee stock options and stock purchase plans, using a fair value-based option pricing model, and eliminates the alternative to use the intrinsic value method of accounting for share-based payments. SFAS 123R was effective beginning January 1, 2006. Adoption of the expense provisions of SFAS 123R has a material impact on our results of operations. We have applied the modified prospective transition method; accordingly, compensation expense is reflected in the financial statements beginning January 1, 2006 with no restatement of prior periods. Compensation expense is recognized for awards that are granted, modified, repurchased or cancelled on or after January 1, 2006, as well as for the portion of awards previously granted that have not vested as of January 1, 2006. For the adoption of SFAS 123R, we have selected the straight-line expense attribution method, whereas our previous expense attribution method was the graded-vesting method, an accelerated method, described by FIN 28. Our results of operations are impacted by the recognition of non-cash expense related to the fair value of our share-based compensation awards.

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
          Any future changes to our share-based compensation strategy or programs would likely affect the amount of compensation expense recognized under SFAS 123R. Share-based compensation expense recognized in the three and six months ended June 30, 2008 totaled $300,735 and $518,916, respectively. Share-based compensation expense recognized in the comparable periods in 2007 totaled $495,735 and $793,222, respectively.
RESULTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2008 and June 30, 2007.
          Revenues. No revenues were recorded in the three and six-month periods ended June 30, 2008 and June 30, 2007. We do not expect to record revenue in 2008 until the third quarter. Our 2008 revenues, if any, will result from Celgene’s sale of Thalomid®. We earn royalties once sales of Thalomid® in the United States exceed $225 million annually, pursuant to a 2001 agreement with Royalty Pharma, as noted above.
          Research and Development Expenses. Our research and development expenses for the three and six months ended June 30, 2008 totaled $5,485,000 and $11,672,000, respectively. Research and development expenses for the corresponding 2007 periods were $6,581,000 and $12,980,000, respectively. The decrease in R&D spending results primarily from lower Panzem®NCD project costs resulting from our decision to discontinue its development in oncology. This cost decrease was largely offset by increased expenditures on MKC-1 clinical programs and ENMD-1198 manufacturing. Reflected in our R&D expenses totaling $5,485,000 for the three-month period ended June 30, 2008 are direct project costs of $597,000 for Panzem® oncology, $1,542,000 for ENMD-1198, $792,000 for MKC-1 and $1,038,000 for ENMD-2076. Research and development expenses for the comparable period in fiscal 2007 included $2,001,000 direct project costs for Panzem®, $467,000 for ENMD-1198, $799,000 for MKC-1 and $1,611,000 for ENMD-2076.
          R&D expenses totaling $11,672,000 for the six-month period ended June 30, 2008 include direct project costs of $2,342,000 related to Panzem® oncology, $2,649,000 related to ENMD-1198, $1,969,000 related to MKC-1 and $1,799,000 related to ENMD-2076. The 2007 research and development expenses for the comparable period included $4,937,000 for Panzem® oncology, $865,000 for ENMD-1198, $1,452,000 for MKC-1 and $2,034,000 for ENMD-2076.
          MKC-1 is currently being administered in four Phase 2 and two Phase 1 oncology trials. We have an exclusive worldwide license from Roche to develop and commercialize MKC-1. ENMD-1198, an antimitotic agent, discovered in our laboratories, is nearing completion of a Phase 1b dose-escalation clinical trial in patients with refractory solid tumors. ENMD-2076, an oral selective kinase inhibitor with both antiproliferative and antiangiogenic properties, also discovered in our laboratories, is in early clinical development with a Phase 1b dose-escalation clinical trial in patients with refractory solid tumors. We are currently seeking a partner for ENMD-2076 to help accelerate its development.

          At June 30, 2008, accumulated direct project expenses for Panzem® were $53,117,000, direct ENMD-1198 project expenses totaled $12,316,000; accumulated direct project expenses for MKC-1 totaled $8,210,000, since acquired; and for ENMD-2076, accumulated project expenses totaled $7,214,000. Our R&D expenses also include non-cash stock-based compensation, pursuant to the adoption of SFAS 123R, totaling $65,000 and $121,000, respectively, for the three and six months ended June 30, 2008 and $54,000 and $100,000 for the respective corresponding 2007 periods. The balance of our R&D expenditures includes facilities costs and other departmental overhead, and expenditures related to the advancement of our pre-clinical programs.
          The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. As of June 30, 2008, we have four proprietary product candidates in clinical development, which include three candidates in oncology and our candidate for the treatment of rheumatoid arthritis. We expect our 2008 R&D expenses to remain at similar levels before decreasing towards the end of 2008. Completion of clinical trials for our other product candidates may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.
          We estimate that clinical trials of the type we generally conduct are typically completed over the following timelines:

ESTIMATED
COMPLETION
CLINICAL PHASE	PERIOD
Phase I	1-2 Years
Phase II	1-2 Years
Phase III	2-4 Years
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

          Our proprietary product candidates have also not yet achieved FDA regulatory approval, which is required before we can market them as therapeutic products. In order to proceed to subsequent clinical trial stages and to ultimately achieve regulatory approval, the FDA must conclude that our clinical data establish safety and efficacy. Historically, the results from pre-clinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs and biologics have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals.
          An important element of our business strategy is to pursue the research and development of a range of product candidates for both oncology and non-oncology indications. This provides us with multiple opportunities for success and also allows us to diversify the risks associated with research and development of oncology drugs. As a result, we intend to pursue development of our existing product candidates both internally and through development partnerships. In parallel, we will selectively add to our pipeline through the acquisition and subsequent development of promising candidates to enhance the value of our pipeline. The goal is to align our future capital requirements with multiple product candidates and to increase the likelihood that our future financial success is not substantially dependent on any one product candidate. To the extent we are unable to maintain the development of product candidates, our dependence on the success of one or a few product candidates would increase.
          Furthermore, our business strategy now includes entering into collaborative arrangements with third parties to complete the development and commercialization of our products. In the event that third parties take over the clinical trial process for one of our product candidates, the estimated completion date would largely be under the control of that third party rather than us. We cannot forecast with any degree of certainty which proprietary products or indications, if any, will be subject to future collaborative arrangements, in whole or in part, and how such arrangements would affect our capital requirements.
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
          Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development expenses decreased to $5,485,000 in the three months ended June 30, 2008 from $6,581,000 for the corresponding period in 2007. Research and development expenses decreased to $11,672,000 in the six months ended June 30, 2008 from $12,980,000 for the corresponding period in 2007. R&D expenses were generally lower during the first half of 2008 due to decreased Panzem expenses.

Expenditures during the three and six months ended June 30, 2008 were specifically impacted by the following:
–	Outside Services – We utilize outsourcing to conduct our product development activities. Larger-scale small molecule synthesis, in vivo testing and data analysis are examples of the services that we outsource. In the three-month period ended June 30, 2008, we expended $378,000 on these activities versus $1,405,000 in the same 2007 period. For the six-month period ended June 30, 2008, outside services were $773,000 compared to $2,022,000 for the same 2007 period. The decrease reflects the absence in 2008 of certain IND-directed expenses associated with the 2007 IND submissions for Panzem®NCD for the treatment of rheumatoid arthritis and for ENMD-2076 in oncology.

–	Clinical Trial Costs – Clinical trial costs decreased to $1,094,000 in the three months ended June 30, 2008, from $1,113,000 in the three-month period ended June 30, 2007. Clinical trial costs for the six-month period ended June 30, 2008 increased to $2,838,000 from $2,269,000 for the comparable 2007 period. The increase results primarily from the expanded MKC-1 clinical program and also the initial clinical expenses related to ENMD-2076. Costs of such trials include the clinical site fees, monitoring costs and data management costs.

–	Contract Manufacturing Costs – The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, and product release costs. Contract manufacturing costs for the three months ended June 30, 2008 increased to $1,381,000 from $1,318,000 during the same period in 2007. For the six-month period ended June 30, 2008, manufacturing costs decreased to $2,795,000 from $3,264,000 for the comparable 2007 period. The most significant component of the net decrease was our acquisition of bulk API to support the Panzem®NCD trials in 2007. The absence of Panzem®NCD API costs in 2008 was partially offset by an increase in contract manufacturing activities for ENMD-1198. Fluctuations in our contract manufacturing costs from period to period result from the timing of manufacturing activities.
               Also reflected in our research and development expenses for the three-month period ended June 30, 2008 are personnel costs of $1,517,000, patent costs of $153,000 and facility and related expenses of $379,000. In the corresponding 2007 period, these expenses totaled $1,294,000, $363,000 and $370,000, respectively. For the six-month period ended June 30, 2008, personnel costs were $3,020,000, patent costs were $304,000 and facility and related expenses were $749,000. In the corresponding 2007 period, these expenses totaled $2,533,000, $677,000 and $765,000, respectively. The increased personnel costs reflect a larger R&D staff, including the hiring of a Senior Vice President of R&D, while the decrease in patent costs results from the timing of patent prosecution activities and prioritization of our intellectual property portfolio.
               General and Administrative Expenses. General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.
               General and administrative expenses decreased to $1,740,000 in the three-month period ended June 30, 2008 from $1,870,000 in the corresponding 2007 period. For the six-month period, general and administrative expenses increased in 2008 to $3,723,000 from $3,701,000 for the corresponding 2007 period. The increase in 2008 spending for the six-month period ending June 30, 2008 reflects the greater use of professional services, including diligence and recruiting services, and is offset by decreased stock compensation expense and personnel related costs.

          In-process R&D. In January 2006, we acquired Miikana Therapeutics, a private biotechnology company. Pursuant to the merger agreement, based on the success of the acquired pre-clinical programs, we may pay up to an additional $18 million upon the achievement of certain clinical and regulatory milestones. Such additional payments will be made in cash or shares of stock, at our option. The lead molecule in the Aurora Kinase Program, ENMD-2076, advanced into clinical development in 2008. ENMD-2076 is a selective kinase inhibitor with activity against Aurora A and angiogenic kinases linked to promoting cancer and inflammatory diseases. During the three-month period ending June 30, 2008, dosing of the first patient in ENMD-2076 trials triggered a milestone payment of $2 million. In June 2008, 2,564,104 shares of common stock were issued to the former Miikana stockholders as consideration for the satisfaction of the milestone payment. The additional payment of $2 million was recorded to expense as in-process research and development since the research and development project related to the Aurora Kinase Program had not reached technical feasibility and has no future alternative use. Under the terms of the merger agreement, the former Miikana stockholders may earn up to an additional $16 million of potential payments upon the satisfaction of additional clinical and regulatory milestones. We do not expect to incur any additional milestone payments during the remainder of 2008.
          Interest expense. Interest expense increased to approximately $575,000 in the three month period ended June 30, 2008 from approximately $15,000 in the corresponding 2007 period. For the six-month period, interest expense increased in 2008 to $1,150,000 (including $103,000 of non-cash interest) from $38,000 for the corresponding 2007 period. The increase results from the interest expense related to a financing transaction with General Electric Capital Corporation (GECC) in September, 2007, as further described in note 3 of the Notes to the Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q. The 2007 interest expense related to debt with Venture Lending & Leasing IV, LLC, which was paid in full in September, 2007.
          Investment income. Investment income decreased by 57% in the three-month period ended June 30, 2008 to $229,000 from $532,000 in the corresponding 2007 period. Investment income decreased by 43% in the six-month period ended June 30, 2008 to $628,000 from $1,111,000 in the corresponding 2007 period, as a result of lower yields on lower invested balances in interest bearing cash accounts and investments during the 2008 period.
          Dividends on Series A convertible preferred stock. The Consolidated Statement of Operations for the three and six-month periods ended June 30, 2008 and 2007 reflect a dividend of $251,250 and $502,500, respectively, relating to Series A Convertible Preferred Stock held by Celgene pursuant to a Securities Purchase Agreement dated December 31, 2002. The holders of Series A Preferred Stock accumulate dividends at an annual rate of 6% and will participate in dividends declared and paid on our common stock, if any. All accumulated dividends must be paid before any dividends may be declared or paid on the common stock. The Company has no plans to pay any dividends in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES
          To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses for 2008 and the foreseeable future before we commercialize any products. In January 2006, we acquired Miikana Therapeutics, a private biotechnology company. Pursuant to the Merger Agreement, we acquired all of the outstanding capital stock of Miikana Therapeutics, Inc. in exchange for 9.96 million shares of common stock and the assumption of certain obligations. In addition, based on the success of the acquired pre-clinical programs, we may pay up to an additional $18 million upon the achievement of certain clinical and regulatory milestones. Such additional payments will be made in cash or shares of stock at our option. The lead molecule in the Aurora Kinase Program, ENMD-2076, has advanced into clinical development in 2008. ENMD-2076 is a selective kinase inhibitor with activity against Aurora A and angiogenic kinases linked to promoting cancer and inflammatory diseases. During the three-month period ending June 30, 2008, dosing of the first patient in ENMD-2076 trials triggered a milestone payment of $2 million. As noted above, in June 2008, 2,564,105 shares of common stock were issued to the former Miikana stockholders as consideration for the satisfaction of the milestone payment. Under the terms of the merger agreement, the former Miikana stockholders may earn up to an additional $16 million of potential payments upon the satisfaction of additional clinical and regulatory milestones. Through the acquisition, we acquired rights to MKC-1, a Phase 2 clinical candidate licensed from Hoffman-LaRoche, Inc. (“Roche”) by Miikana in April 2005. Under the terms of the agreement, Roche may be entitled to receive future payments upon successful attainment of certain clinical, regulatory and commercialization milestones; however, we do not expect to trigger any of these milestone payments in 2008. Under the terms of the license agreements for 2ME2 and Celgene’s tubulin inhibitor program, we may be required to make future milestone payments totaling approximately $500,000 and $25.25 million, respectively. We do not expect to reach any milestones under these agreements requiring payments in 2008. If we fail to comply with the milestones or fail to make any required sponsored research or milestone payment, we could face the termination of the relevant license agreement.
          In September 2007, we entered into a $20 million term loan agreement with General Electric Capital Corporation (the “Term Loan”). The Term Loan accrues interest in arrears at a fixed annual rate of 10.47%. For additional information on the Term Loan, please see note 3 of the Notes to the Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.
          At June 30, 2008, we had cash and short-term investments of $36,196,345 with working capital of $23,814,118. We invest our capital resources with the primary objective of capital preservation. As a result of historical trends in interest rates, we have invested in some securities with maturity dates of more than 90 days to enhance our investment yields. As such, some of our invested balances are classified as short-term investments rather than cash equivalents in our consolidated financial statements at June 30, 2008.
          To accomplish our business plans, we will be required to continue to conduct substantial development activities for some or all of our proposed products. Under our current operating plans in 2008 we expect to have four compounds under clinical investigation and we expect our 2008 results of operations to reflect a net loss of approximately $28,000,000, including non-cash charges of approximately $4,400,000. These projections are subject to judgment and estimation and could significantly change. In early 2008, we reached the decision to curtail our development of Panzem®NCD in oncology, although we continue to evaluate the use of this compound for the treatment of rheumatoid arthritis. We plan to complete the open Panzem®NCD oncology trials without the enrollment of additional patients, and will not initiate new trials in oncology. In addition, we plan to continue the clinical development of MKC-1, ENMD-1198 and ENMD-2076 in oncology.

          We expect that the majority of our 2008 revenues will continue to be from royalties on the sales of Thalomid®. Based on historical trends and analyst consensus for Thalomid® sales, we expect to record royalty-sharing revenues in excess of $7.0 million in the second half of 2008; however, there can be no assurance in this regard. In addition, under our licensing agreement with Oxford Biomedica, PLC and Oxford Biomedica (UK) Limited Oxford, we are entitled to receive payments upon the achievement of certain milestones with respect to the development of gene therapies for ophthalmic (eye) diseases. However, we do not control the drug development efforts of Oxford and have no control over when or whether such milestones will be reached. We do not believe that we will receive any developmental milestone payments under this agreement in 2008.
          Based on our assessment of our current capital resources coupled with anticipated inflows, in the absence of additional financing, we believe that we will have adequate resources to fund planned operations for at least twelve months from June 30, 2008. Our estimate may change, however, based on our decisions with respect to future clinical trials related to our product candidates, the timing of milestone payments, developments in our business including the acquisition of additional intellectual property, other investments in new or complimentary technology, and our success in executing our current business plan.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of June 30, 2008.

ITEM 4. CONTROLS AND PROCEDURES
          Evaluation of Disclosure Controls and Procedures
          As of June 30, 2008, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met. Based on that evaluation, the CEO and CFO concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in the Company’s periodic SEC reports.
          Changes in Internal Control Over Financial Reporting
          There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          We are subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, except as otherwise disclosed herein, are material.
ITEM 1A. RISK FACTORS
          For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of EntreMed’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Item 1A of EntreMed’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and the information under “Special Note Regarding Forward-Looking Statements” included in this report. There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          (a) The Company’s annual meeting of stockholders was held on June 5, 2008 (the Annual Meeting).
          (b) Not applicable.
          (c) At the Annual Meeting, the stockholders considered and approved the following proposals:
          (i) Election of Directors. The following sets forth the nominees who were elected Directors of the Company for a three-year term expiring in 2011, as well as the number of votes cast for or withheld:

Year Term
Expires	Name	Votes For	Votes Withheld
2011	James S. Burns	85,815,686	1,979,464
2011	Mark C. M. Randall	85,350,063	2,445,087
2011	Jennie C. Hunter-Cevera	86,174,839	1,620,311
          Following the Annual Meeting, the terms of office of our other directors, Michael M. Tarnow, Donald S. Brooks, Dwight L. Bush and Peter S. Knight, continued. Ronald Cape stepped down as a Director effective as of the Annual Meeting.
          (ii) An amendment to the Company’s 2001 Long-Term Incentive Plan increasing from 8,250,000 to 9,250,000 the number shares of Common Stock reserved for issuance thereunder. The voting results were as follows:

Votes
For	40,855,364
Against	6,325,266
Abstain	143,163
Broker Non-Votes	40,471,358
          (iii) Ratification of Appointment of Ernst & Young LLP. At the Annual Meeting, stockholders approved and ratified the selection of Ernst & Young LLP as the Company’s independent auditor. The voting results were as follows:

Votes
For	86,980,821
Against	421,564
Abstain	392,766
Broker Non-Votes	0
          Celgene Corporation has the right to one vote for each share of Common Stock into which its 3,350,000 shares of Convertible Preferred Stock are convertible, which are currently 16,750,000 shares. The “for” votes indicated above include Celgene’s votes on an as-converted basis.

ITEM 5. OTHER INFORMATION
          Not applicable.
ITEM 6. EXHIBITS

Exhibit No.	Description of Document

10.1	Letter Agreement by and between the Company and Dane R. Saglio, effective as of April 1, 2008 (incorporated by reference to the Current Report on Form 8-K, filed on April 7, 2008

10.2	Employment Agreement by and between the Company and Thomas H. Bliss, Jr., effective June 18, 2008. *

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of President and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTREMED, INC.
(Registrant)

Date: August 6, 2008	/s/ James S. Burns
James S. Burns
President and Chief Executive Officer

Date: August 6, 2008	/s/ Dane R. Saglio
Dane R. Saglio
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Document

10.1	Letter Agreement by and between the Company and Dane R. Saglio, effective as of April 1, 2008 (incorporated by reference to the Current Report on Form 8-K, filed on April 7, 2008

10.2	Employment Agreement by and between the Company and Thomas H. Bliss, Jr., effective June 18, 2008. *

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of President and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	filed herewith