Form 10-Q
period 2008-09-30
ENTREMED INC
filed 2008-11-07
CIK 895051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
YES  ☑       NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐       NO  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at October 31, 2008
Common Stock $.01 Par Value	88,603,643

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
Our forward-looking statements are based on information available to us today, and we will not update these statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date thereof, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to the early stage of our product candidates under development, operating losses and anticipated future losses; variations in sales of Thalomid; the market volatility of our common stock; the possibility of our delisting from the NASDAQ Capital Market in July 2009; our need for additional capital and the continued impact of the current economic downturn on our ability to access the capital markets; our ability to pay our indebtedness as it becomes due and our ability to comply with the terms and conditions of our loan agreement; intense competition and rapid technological change in the biopharmaceutical industry; uncertainties relating to our patent and proprietary rights; uncertainties relating to clinical trials, estimated clinical trial commencement dates, government regulation and uncertainties of obtaining regulatory approval on a timely basis or at all. Additional information on the factors and risks that could affect our business, financial condition and results of operations, are contained in our filings with the U.S. Securities and Exchange Commission (SEC), which are available at www.sec.gov.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EntreMed, Inc.
Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,103,720	$29,675,899
Short-term investments	16,768,169	18,072,292
Accounts receivable	3,526,782	3,901,554
Interest receivable	38,555	144,191
Prepaid expenses and other	393,154	464,083

Total current assets	31,830,380	52,258,019

Property and equipment, net	508,150	620,456
Other assets	83,146	136,433

Total assets	$32,421,676	$53,014,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,990,743	$4,550,892
Accrued liabilities	1,588,164	1,675,814
Current portion of loan payable	7,510,153	2,982,117
Current portion of deferred rent	51,907	119,594

Total current liabilities	13,140,967	9,328,417

Loan payable, less current portion	11,163,794	16,768,749
Deferred rent, less current portion	—	20,764

Total liabilities	24,304,761	26,117,930

Stockholders’ equity:
Convertible preferred stock, $1.00 par value;
5,000,000 shares authorized and 3,350,000 shares issued and outstanding at September 30, 2008 and December 31, 2007 (liquidation value — $33,500,000 at September 30, 2008 and December 31, 2007)	3,350,000	3,350,000
Common stock, $.01 par value:
170,000,000 and 170,000,000 shares authorized: 88,422,870 and 85,712,992 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	884,230	857,125
Additional paid-in capital	367,353,037	364,705,150
Treasury stock, at cost: 874,999 shares held at September 30, 2008 and December 31, 2007	(8,034,244)	(8,034,244)
Accumulated other comprehensive income	(73,625)	66,954
Accumulated deficit	(355,362,483)	(334,048,007)

Total stockholders’ equity	8,116,915	26,896,978

Total liabilities and stockholders’ equity	$32,421,676	$53,014,908

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Revenues:
Royalties	$3,500,000	$3,518,071	$3,500,000	$3,518,071
Other	1,307	2,188	1,307	2,188

	$3,501,307	$3,520,259	$3,501,307	$3,520,259

Costs and expenses:
Research and development	4,957,067	5,109,257	16,629,127	18,089,240
General and administrative	1,551,900	1,706,451	5,274,585	5,407,588
In-Process R&D	—	—	2,000,000	—

	6,508,967	6,815,708	23,903,712	23,496,828

Investment income	168,444	428,980	796,682	1,539,615
Interest expense	(558,661)	(168,877)	(1,708,753)	(206,671)

Net Loss	(3,397,877)	(3,035,346)	(21,314,476)	(18,643,625)

Dividends on Series A convertible preferred stock	(251,250)	(251,250)	(753,750)	(753,750)

Net loss attributable to common shareholders	$(3,649,127)	$(3,286,596)	$(22,068,226)	$(19,397,375)

Net loss per share (basic and diluted)	$(0.04)	$(0.04)	$(0.26)	$(0.23)

Weighted average number of common shares outstanding (basic and diluted)	87,728,644	84,223,912	86,060,438	84,015,999
See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	NINE MONTH PERIOD ENDED
	SEPTEMBER 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,314,476)	$(18,643,625)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	246,371	255,877
Write-off of in-process R&D	2,000,000	—
Amortization of discount on short-term investments	(535,597)	(917,680)
Stock-based compensation expense	746,946	1,009,664
Non-cash interest	153,123	—
Changes in operating assets and liabilities:
Accounts receivable	374,772	325,349
Interest receivable	105,636	(116,760)
Prepaid expenses and other	71,329	(82,056)
Deferred rent	(88,451)	(66,177)
Accounts payable	(560,149)	(1,208,261)
Accrued liabilities	(87,648)	(429,438)

Net cash used in operating activities	(18,888,144)	(19,873,107)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short term investments	(44,075,859)	(30,958,532)
Maturities of short term investments	45,775,000	40,041,000
Purchases of furniture and equipment	(134,065)	(55,286)

Net cash provided by investing activities	1,565,076	9,027,182

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance costs	(71,955)	—
Repayment of loan	(1,177,156)	(751,093)
Proceeds from loan, net of discount	—	19,900,000
Deferred financing costs	—	(110,720)
Net proceeds from sale of common stock	—	81,750

Net cash (used in) provided by financing activities	(1,249,111)	19,119,937

Net decrease in cash and cash equivalents	(18,572,179)	8,274,012
Cash and cash equivalents at beginning of period	29,675,899	20,896,141

Cash and cash equivalents at end of period	$11,103,720	$29,170,153

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,555,630	$206,671
Non-cash investing activity:
Stock issued in connection with milestone payment related to the Miikana acquisition	$2,000,000	$—
See accompanying notes.

ENTREMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 (unaudited)
1.	Basis of Presentation
          Our accompanying 2008 unaudited consolidated financial information includes the accounts of our controlled subsidiary, Miikana Therapeutics, Inc. (Miikana). All intercompany balances and transactions have been eliminated in consolidation. At September 30, 2007, the unaudited consolidated financial statements also included the accounts of Cytokine Sciences, Inc., whose operations were immaterial, and dissolved as of November 2007.
          The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to our audited consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2007.
2.	Short-Term Investments
          The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards, No. 115, Accounting for Certain Investments in Debt and Equity Securities. Short-term investments consist primarily of corporate debt securities, all of which mature within one year. The Company has classified these investments as available for sale. Such securities are carried at fair market value. The cost of securities sold is calculated using the specific identification method. Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity. Net unrealized losses of $140,579 and $35,060 were recorded for the nine months ended September 30, 2008 and September 30, 2007, respectively. Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations. There were no realized gains or losses for the nine months ended September 30, 2008 or 2007. Short-term investments are principally uninsured and subject to normal credit risk.
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

          The Term Loan has been used for general corporate purposes and is secured by the personal property owned by the Company, except for any intellectual property owned by the Company. Notwithstanding the foregoing, the collateral for the Term Loan includes (i) all cash, royalty fees and other proceeds that consist of rights of payment or proceeds from the sale, licensing or other disposition of all or any part of, or rights in, the intellectual property and the Thalidomide Royalty Agreement and (ii) the Company’s rights under the Thalidomide Royalty Agreement.
          The Term Loan accrues interest in arrears at a fixed annual interest rate of 10.47% until the Term Loan is fully repaid. The Company paid interest of $1,555,630 and $508,630 in the nine and three months ended September 30, 2008, respectively.
          The Warrants are exercisable by the Lenders until September 12, 2012 at an exercise price of $2.00 per share. The fair value of the Warrants issued was $190,000, calculated using a Black-Scholes value of $.76 with an expected and contractual life of 5 years, an assumed volatility of 98%, and a risk-free interest rate of 4.11%. The value of the Warrants, and an upfront underwriting fee of $100,000 paid to one of the Lenders, are recorded as a discount on the loan and are amortized as interest expense over the life of the loan. The Company also incurred certain debt issuance costs that were deferred and are included in other assets in the Company’s balance sheet as of September 30, 2008 and December 31, 2007. Amortization of these fees and the discount results in an effective interest rate of 11.40%. Non-cash interest expense related to the amortization of debt issuance costs and debt discount for the nine and three months ended September 30, 2008 was $153,123 and $50,031, respectively.
          The carrying value and estimated fair value of debt, before discount, were $20,000,000 and approximately $20,451,000, respectively, at September 30, 2008. The fair value was estimated based on the quoted market price.
          The Loan Agreement contains customary affirmative and negative covenants. The Company was in compliance with such covenants as of September 30, 2008.
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
          In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of September 30, 2008:

		Fair Value Measurements at September 30, 2008
	Total Carrying	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	September 30, 2008	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$9,216,413	$9,216,413	$—	$—
Available for sale securities*	16,768,169	39,487	16,728,682	—

*	Unrealized gains and losses related to available for sale securities are reported as accumulated other comprehensive income (loss), as disclosed in footnote 2.
          The Company’s Level 1 assets include money market instruments and equity securities with quoted prices in active markets. Level 2 assets include government-sponsored enterprise securities, commercial paper and mortgage-backed securities. The Level 2 securities are valued using matrix pricing, which is an acceptable, practical expedient under SFAS 157 for inputs.
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
          Royalties from licenses are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured. The Company’s 2008 and 2007 revenues of $3,500,000 and $3,518,000, respectively, resulted from royalties on Celgene’s sale of Thalomid ®. The Company began to recognize revenue in the third quarters of both years.
6.	Share-Based Compensation
          The Company has adopted incentive and nonqualified stock option plans whereby 13,983,333 shares of the Company’s common stock were reserved for grants to various executive, scientific and administrative personnel of the Company as well as outside directors and consultants, of which 855,896 shares remain available for grant under the Company’s 2001 Long-Term Incentive Plan as of September 30, 2008. Options granted under the plan vest over periods varying from immediately to three years, are not transferable and generally expire ten years from the date of grant.
          Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) and interpretative literature within SEC Staff Accounting Bulletin No. 107, Share-Based Payment, (SAB 107), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, share-based compensation expense for the nine months ended September 30, 2008 and September 30, 2007 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the original grant date fair value estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs for stock options granted prior to January 1, 2006 on an accelerated method, and for stock options granted after January 1, 2006 the compensation costs are recognized based on a straight-line method over the requisite service period, which is generally the option vesting term of three years.
          As a result of the adoption of SFAS 123R, the Company’s net loss for the nine months ended September 30, 2008 and September 30, 2007 includes compensation expense of $746,946 and $1,009,664, respectively, related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2008	2007
Research and development	$186,438	$141,686
General and administrative	560,508	867,978

Share-based compensation expense	$746,946	$1,009,664

Net share-based compensation expense, per common share:
Basic and diluted	$0.009	$0.012

The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of stock options granted to employees. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award.
          Following are the weighted-average assumptions used in valuing the stock options granted to employees during the nine-month periods ended September 30, 2008 and 2007:

	NINE MONTH PERIOD ENDED
	SEPTEMBER 30,
	2008	2007
Expected volatility	72.84%	100.33%
Risk-free interest rate	4.69%	4.89%
Expected term of option	5 years	5 years
Forfeiture rate*	5.00%	5.00%
Expected dividend yield	0.00%	0.00%

*	- SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
          The weighted average fair value of stock options granted during the nine-month period ended September 30, 2008 was $0.46. There were no options granted in the three-month period ended September 30, 2008. The weighted average fair value of stock options granted during the nine and three-month periods ended September 30, 2007 were $1.26 and $1.08, respectively.
          A summary of the Company’s stock option plans and of changes in options outstanding under the plans for the nine months ended September 30, 2008, is as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at January 1, 2008	8,671,308	$6.81
Granted	626,664	$0.74
Exercised	—	—
Expired	(437,846)	$9.56
Forfeited	(48,023)	$1.41

Outstanding at September 30, 2008	8,812,103	$6.27

Vested and expected to vest at September 30, 2008	8,740,395	$6.32

Exercisable at September 30, 2008	7,377,951	$7.24

          There were no options exercised in the nine months ended September 30, 2008. Cash received from option exercises under all share-based payment arrangements for the nine months ended September 30, 2007 was $81,750. Due to the availability of net operating loss carryforwards and research tax credits, tax deductions for option exercises were not recognized.

7.	In-Process R&D
          In January 2006, the Company acquired Miikana Therapeutics, a private biotechnology company. Pursuant to the merger agreement, based on the success of the acquired pre-clinical programs, the Company may pay up to an additional $18 million upon the achievement of certain clinical and regulatory milestones. Such additional payments, if any, will be made in cash or shares of stock at our option. The lead molecule in the Aurora Kinase Program, ENMD-2076, advanced into clinical development in 2008. ENMD-2076 is a selective kinase inhibitor with activity against Aurora A and angiogenic kinases linked to promoting cancer and inflammatory diseases. Dosing of the first patient triggered a purchase price adjustment milestone of $2 million, resulting in $16 million of potential future earnout payments remaining as of September 30, 2008. In June 2008, 2,564,104 shares of common stock were issued as consideration for the satisfaction of the milestone payment. The additional payment of $2 million was recorded to expense as in-process research and development since the research and development project related to the Aurora Kinase Program had not reached technical feasibility and has no future alternative use.
8.	Income Taxes
          The Company analyzed its income tax posture using the criteria required by FIN 48, Accounting for Uncertainty in Income Taxes, and concluded that there is no cumulative effect allocable to equity as a result of adopting this standard. At December 31, 2007, there was a $2.96 million unrecognized tax benefit which has no net balance sheet impact.
          During the nine months ended September 30, 2008, there were no material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions. The Company is maintaining its historical method of not accruing interest (net of related tax benefits) and penalties associated with unrecognized income tax benefits as a component of income tax expense.
          The tax returns for all years in our major tax jurisdictions are not settled as of January 1, 2008; no changes in settled tax years have occurred through September 30, 2008. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), we treat all years’ tax positions are treated as unsettled due to the taxing authorities’ ability to modify these attributes.
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
          In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. SFAS 162 is effective sixty days following the Security and Exchange Commission’s approval of Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS 162 is not expected to have a material impact on the Company’s results of operations or financial position.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
          We are a clinical-stage pharmaceutical company developing targeted, multi-mechanism drugs for the treatment of cancer and inflammatory diseases. Our drug candidates target disease cells and the blood vessels that nourish them. We are focused on developing drugs that we believe are safe and convenient, and provide the potential for improved patient outcomes. We currently have a pipeline of orally-active, multi-mechanism drugs with three compounds in clinical development for the treatment of cancer including: MKC-1, a novel cell cycle inhibitor; ENMD-2076, our Aurora A/angiogenesis kinase inhibitor; and ENMD-1198, an antimitotic agent. In addition to these oncology programs, we also initiated clinical investigation of Panzem® (2ME2) for rheumatoid arthritis.
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
          We have discontinued development of 2ME2 (Panzem® NCD) for oncology. While we have seen modest antitumor activity across most of our clinical studies, substantial clinical trial and manufacturing/ process development costs would be required to narrow the oncology indications for larger registration-track randomized studies. These expenditures would require the commitment of a disproportionate amount of resources and limit clinical development efforts on the remainder of our pipeline. Patients still on clinical oncology trials are continuing to receive Panzem® NCD.
          Based on the knowledge gained from the oncology development effort and favorable preclinical research results showing that 2ME2 has disease modifying (“DMARD”) and anti-angiogenic activity, we are continuing development of 2ME2 for rheumatoid arthritis (“RA”). The FDA has accepted EntreMed’s IND for 2ME2 in RA, which included an extensive human safety dossier in 300 patients from the oncology studies. We believe that Panzem® for RA represents a safe, orally-administered, small molecule alternative to current biologicals and a potential “first-in-class” cross-over opportunity from oncology. In 2008, we completed a healthy volunteer clinical trial for Panzem and are seeking a development partner to manage larger multi-arm Phase 2 and Phase 3 studies.
          We continue to focus on three principal objectives: 1) to concentrate our resources on fewer programs that provide a more direct path forward to product registration and ultimately to the market; 2) to conserve our cash by funding essential priority program activities and deferring new program initiatives; and 3) to expand our partnering activities across multiple clinical programs. In order to further advance our commercial objectives, we may seek strategic alliances, licensing relationships and co-development partnerships with other companies to develop compounds for both oncology and non-oncology therapeutic areas.
          To date, we have been engaged primarily in research and development activities. As a result, we have incurred operating losses through September 30, 2008 and expect to continue to incur operating losses for the foreseeable future before commercialization of any products. To accomplish our business goals, we, or prospective development partners, will be required to conduct substantial development activities for all proposed products that we intend to pursue to commercialization. We intend to continue to pursue strategic relationships to provide resources for the further development of our product candidates. There can be no assurance, however, that these discussions will result in relationships or additional funding. In addition, we will continue to seek capital through the public or private sale of securities. There can be no assurance that we will be successful in seeking such additional capital.
          On April 4, 2008, we received a letter from The NASDAQ Stock Market LLC (“NASDAQ”) advising that for the previous 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market. Failure to comply with this minimum bid price requirement, or any other listing standard applicable to issuers listed on The NASDAQ Global Market, by October 1, 2008, would result in our common stock being ineligible for quotation on The NASDAQ Global Market. Our stock price has not closed above $1.00 since the date of the receipt of the letter from NASDAQ.
          On September 22, 2008, we submitted an application to transfer the trading of our common stock to the NASDAQ Capital Market. On October 1, 2008, we received a letter from The NASDAQ Listing Qualifications Department stating that our application had been approved and that our common stock would commence trading on The NASDAQ Capital Market on October 3, 2008. The NASDAQ Capital Market operates in substantially the same manner as The NASDAQ Global Market. Our trading symbol remains as “ENMD” and the trading of our stock was unaffected by the transfer. The transfer to The NASDAQ Capital Market extended the requirement to achieve a minimum $1.00 bid price until March 30, 2009.
          On October 22, 2008, we received notification from The NASDAQ Listing Qualifications Department that we will have until July 6, 2009 to regain compliance with the minimum $1.00 closing bid price requirement. The extension is a result of NASDAQ’s determination to temporarily suspend the minimum $1.00 closing bid price requirement based on the current extraordinary market conditions.
          We can regain compliance with a minimum $1.00 closing bid price for a minimum of 10 consecutive business days. We will continue to pursue partnering opportunities to raise less-dilutive capital and could defer all or a portion of our product candidate development costs. In the event that our common stock continues to trade under $1.00, we will consider all alternatives in order to avoid delisting.

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
          Any future changes to our share-based compensation strategy or programs would likely affect the amount of compensation expense recognized under SFAS 123R. Share-based compensation expense recognized in the three and nine months ended September 30, 2008 totaled $228,030 and $746,946, respectively. Share-based compensation expense recognized in the comparable periods in 2007 totaled $216,442 and $1,009,664, respectively.
RESULTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2008 and September 30, 2007.
          Revenues. For the three and nine-month periods ended September 30, 2008, we have recorded estimated royalty revenues of $3,500,000 and are reporting total revenues of $3,501,000, as compared to $3,518,000 and $3,520,000, respectively, for the same periods in 2007. We recorded no revenue during the first six months of 2008 and 2007. In 2005, we reached certain milestones under our purchase agreement with Royalty Pharma Finance Trust, and began to share in the royalty payments received by Royalty Pharma on annual Thalomid® sales above a certain threshold. Based on the licensing agreement royalty formula, annual royalty sharing commences with Thalomid® annual sales of approximately $225 million. Thalomid® sales in 2008 and in 2007 surpassed the sharing point in the three-month period ended September 30. We expect to record revenues in excess of $7.0 million in 2008, as was similarly recorded in 2007.

          Research and Development Expenses. Our research and development expenses for the three and nine months ended September 30, 2008 totaled $4,957,000 and $16,629,000, respectively. Research and development expenses for the corresponding 2007 periods were $5,109,000 and $18,089,000, respectively. Reflected in our R&D expenses totaling $4,957,000 for the three-month period ended September 30, 2008 are direct project costs of $807,000 for Panzem®oncology which relate primarily to residual clinical activity, $825,000 for ENMD-1198, $884,000 for MKC-1 and $1,087,000 for ENMD-2076. Research and development expenses for the comparable period in fiscal 2007 included $1,596,000 direct project costs for Panzem® oncology, $457,000 for ENMD-1198, $735,000 for MKC-1 and $864,000 for ENMD-2076.
          R&D expenses totaling $16,629,000 for the nine-month period ended September 30, 2008 include direct project costs of $3,149,000 related to Panzem® oncology, $3,474,000 related to ENMD-1198, $2,853,000 related to MKC-1 and $2,886,000 related to ENMD-2076. The 2007 research and development expenses for the comparable period included $6,533,000 for Panzem® oncology, $1,322,000 for ENMD-1198, $2,187,000 for MKC-1 and $2,898,000 for ENMD-2076.
          The decrease in R&D spending results primarily from lower Panzem® NCD project costs resulting from our decision to discontinue its development in oncology. This cost decrease was largely offset by increased expenditures on MKC-1 clinical programs and ENMD-1198 manufacturing.
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
          At September 30, 2008, accumulated direct project expenses for Panzem® were $53,924,000, direct ENMD-1198 project expenses totaled $13,141,000; accumulated direct project expenses for MKC-1 totaled $9,094,000, since acquired; and for ENMD-2076, accumulated project expenses totaled $8,301,000. Our R&D expenses also include non-cash stock-based compensation, pursuant to the adoption of SFAS 123R, totaling $65,000 and $186,000, respectively, for the three and nine months ended September 30, 2008 and $41,000 and $142,000 for the respective corresponding 2007 periods. The balance of our R&D expenditures includes facilities costs and other departmental overhead, and expenditures related to the advancement of our pre-clinical programs.
          The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. As of September 30, 2008, we have four proprietary product candidates in clinical development, which include three candidates in oncology and our candidate for the treatment of rheumatoid arthritis. We expect our 2008 R&D expenses to decline through the fourth quarter of 2008 as the open clinical trials across the three oncology programs complete enrollment. Completion of clinical development for our product candidates may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

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
          Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development expenses decreased to $4,957,000 in the three months ended September 30, 2008 from $5,109,000 for the corresponding period in 2007. Research and development expenses decreased to $16,629,000 in the nine months ended September 30, 2008 from $18,089,000 for the corresponding period in 2007. R&D expenses were generally lower due to decreased Panzem® expenses. Expenditures during the three and nine months ended September 30, 2008 were specifically impacted by the following:
•	Outside Services — We utilize outsourcing to conduct our product development activities. Larger-scale small molecule synthesis, in vivo testing and data analysis are examples of the services that we outsource. In the three-month period ended September 30, 2008, we expended $451,000 on these activities versus $620,000 in the same 2007 period. For the nine-month period ended September 30, 2008, outside services were $1,224,000 compared to $2,642,000 for the same 2007 period. The decrease reflects the absence in 2008 of certain IND-directed expenses associated with the 2007 IND submissions for Panzem ® NCD for the treatment of rheumatoid arthritis and for ENMD-2076 in oncology.

•	Clinical Trial Costs — Clinical trial costs increased to $1,180,000 in the three months ended September 30, 2008, from $907,000 in the three-month period ended September 30, 2007. Clinical trial costs for the nine-month period ended September 30, 2008 increased to $4,018,000 from $3,176,000 for the comparable 2007 period. The increase results primarily from the expanded MKC-1 clinical program and also the initiation of clinical trials for ENMD-2076. Costs of such trials include the clinical site fees, monitoring costs and data management costs.

•	Contract Manufacturing Costs — The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, and product release costs.

Contract manufacturing costs for the three months ended September 30, 2008 decreased to $764,000 from $1,086,000 during the same period in 2007. For the nine-month period ended September 30, 2008, manufacturing costs decreased to $3,559,000 from $4,349,000 for the comparable 2007 period. The most significant component of the decrease was our acquisition of bulk API (Active Pharmaceutical Ingredient) to support the Panzem® NCD trials in 2007. The absence of Panzem® NCD API costs in 2008 was partially offset by an increase in contract manufacturing activities for ENMD-1198. Fluctuations in our contract manufacturing costs from period to period result from the timing of manufacturing activities.
          Also reflected in our research and development expenses for the three-month period ended September 30, 2008 are personnel costs of $1,339,000, patent costs of $211,000 and facility and related expenses of $388,000. In the corresponding 2007 period, these expenses totaled $1,184,000, $348,000 and $363,000, respectively. For the nine-month period ended September 30, 2008, personnel costs were $4,359,000, patent costs were $514,000 and facility and related expenses were $1,138,000. In the corresponding 2007 period, these expenses totaled $3,717,000, $1,026,000 and $1,128,000, respectively. The increased personnel costs reflect a larger R&D staff, including the hiring of a Senior Vice President of R&D, while the decrease in patent costs results from the timing of patent prosecution activities and prioritization of our intellectual property portfolio.
          General and Administrative Expenses. General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.
          General and administrative expenses decreased to $1,552,000 in the three-month period ended September 30, 2008 from $1,706,000 in the corresponding 2007 period. For the nine-month period, general and administrative expenses decreased in 2008 to $5,275,000 from $5,408,000 for the corresponding 2007 period. The net decrease in 2008 spending for the nine-month period ending September 30, 2008 reflects a decrease in stock compensation expense and personnel related costs, and is offset by an increase in the use of professional services, including diligence and recruiting services.
          In-process R&D. In January 2006, we acquired Miikana Therapeutics, a private biotechnology company. Pursuant to the merger agreement, based on the success of the acquired pre-clinical programs, we may be required to pay up to an additional $18 million upon the achievement of certain clinical and regulatory milestones. Such additional payments will be made in cash or shares of stock, at our option. The lead molecule in the Aurora Kinase Program, ENMD-2076, advanced into clinical development in 2008. ENMD-2076 is a selective kinase inhibitor with activity against Aurora A and angiogenic kinases linked to promoting cancer and inflammatory diseases. During the three-month period ending June 30, 2008, dosing of the first patient in ENMD-2076 trials triggered a milestone payment of $2 million. In June 2008, 2,564,104 shares of common stock were issued to the former Miikana stockholders as consideration for the satisfaction of the milestone payment. The additional payment of $2 million was recorded to expense as in-process research and development since the research and development project related to the Aurora Kinase Program had not reached technical feasibility and has no future alternative use. Under the terms of the merger agreement, the former Miikana stockholders may earn up to an additional $16 million of potential payments upon the satisfaction of additional clinical and regulatory milestones. We do not expect to incur any additional milestone payments during the remainder of 2008, but may satisfy the terms triggering a $3 million milestone in 2009, as discussed below.

          Interest expense. Interest expense increased to approximately $559,000 in the three month period ended September 30, 2008 from approximately $169,000 in the corresponding 2007 period. For the nine-month period, interest expense increased in 2008 to $1,709,000 (including $153,000 of non-cash interest) from $207,000 for the corresponding 2007 period. The increase results from the interest expense related to a financing transaction with General Electric Capital Corporation (GECC) in September, 2007, as further described in note 3 of the Notes to the Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q. The 2007 interest expense primarily related to debt with Venture Lending & Leasing IV, LLC, which was paid in full in September, 2007.
          Investment income. Investment income decreased by 61% in the three-month period ended September 30, 2008 to $168,000 from $429,000 in the corresponding 2007 period. Investment income decreased by 48% in the nine-month period ended September 30, 2008 to $797,000 from $1,540,000 in the corresponding 2007 period, as a result of lower yields on lower invested balances in interest bearing cash accounts and investments during the 2008 period.
          Dividends on Series A convertible preferred stock. The Consolidated Statement of Operations for the three and nine-month periods ended September 30, 2008 and 2007 reflect a dividend of $251,250 and $753,750, respectively, relating to Series A Convertible Preferred Stock held by Celgene pursuant to a Securities Purchase Agreement dated December 31, 2002. The holders of Series A Preferred Stock accumulate dividends at an annual rate of 6% and will participate in dividends declared and paid on our common stock, if any. All accumulated dividends must be paid before any dividends may be declared or paid on the common stock. We have no plans to pay any dividends in the foreseeable future.
LIQUIDITY AND CAPITAL RESOURCES
          To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses for 2008 and the foreseeable future before we commercialize any products. In January 2006, we acquired Miikana Therapeutics, a private biotechnology company. Pursuant to the Merger Agreement, we acquired all of the outstanding capital stock of Miikana Therapeutics, Inc. in exchange for 9.96 million shares of common stock and the assumption of certain obligations. In addition, based on the success of the acquired pre-clinical programs, we may pay up to an additional $18 million upon the achievement of certain clinical and regulatory milestones. Such additional payments will be made in cash or shares of stock at our option. The lead molecule in the Aurora Kinase Program, ENMD-2076, has advanced into clinical development in 2008. ENMD-2076 is a selective kinase inhibitor with activity against Aurora A and angiogenic kinases linked to promoting cancer and inflammatory diseases. During the three-month period ending June 30, 2008, dosing of the first patient in ENMD-2076 trials triggered a milestone payment of $2 million. As noted above, in June 2008, 2,564,105 shares of common stock were issued to the former Miikana stockholders as consideration for the satisfaction of the milestone payment. Under the terms of the merger agreement, the former Miikana stockholders may earn up to an additional $16 million of potential payments upon the satisfaction of additional clinical and regulatory milestones. If ENMD-2076 successfully completes Phase 1 clinical trials and advances to Phase 2, the dosing of the first patient will trigger an additional purchase price adjustment milestone of $3 million, which could occur and be paid (in cash or stock at our sole discretion) in 2009. Through the acquisition, we acquired rights to MKC-1, a Phase 2 clinical candidate licensed from Hoffman-LaRoche, Inc. (“Roche”) by Miikana in April 2005.

Under the terms of the agreement, Roche may be entitled to receive future payments upon successful attainment of certain clinical, regulatory and commercialization milestones; however, we do not expect to trigger any of these milestone payments in 2008 or 2009. Under the terms of the license agreements for 2ME2 and Celgene’s tubulin inhibitor program, we may be required to make future milestone payments totaling approximately $500,000 and $25.25 million, respectively. We do not expect to reach any milestones under these agreements requiring payments in 2008 or 2009. If we fail to comply with the milestones or fail to make any required sponsored research or milestone payment, we could face the termination of the relevant license agreement.
          In September 2007, we entered into a $20 million term loan agreement with General Electric Capital Corporation (the “Term Loan”). The Term Loan accrues interest in arrears at a fixed annual rate of 10.47%. For additional information on the Term Loan, please see Note 3 of the Notes to the Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.
          At September 30, 2008, we had cash and short-term investments of $27,871,889 with working capital of $18,689,413. We invest our capital resources with the primary objective of capital preservation. As a result of historical trends in interest rates, we have invested in some securities with maturity dates of more than 90 days to enhance our investment yields. As such, some of our invested balances are classified as short-term investments rather than cash equivalents in our consolidated financial statements at September 30, 2008.
          To accomplish our business plans, we will be required to continue to conduct substantial development activities for some or all of our proposed products. Under our current operating plans in 2008 we expect to have four compounds under clinical investigation and we expect our 2008 results of operations to reflect a net loss of approximately $25,000,000, including non-cash charges of approximately $4,300,000. These projections are subject to judgment and estimation and could significantly change. In early 2008, we reached the decision to curtail our development of Panzem® NCD in oncology, although we continue to evaluate the use of this compound for the treatment of rheumatoid arthritis. We plan to complete the open Panzem® NCD oncology trials without the enrollment of additional patients, and will not initiate new trials in oncology. In addition, we plan to continue the clinical development of MKC-1, ENMD-1198 and ENMD-2076 in oncology, although we may delay development beyond the current stage of one or more of these programs if the financial market conditions remain uncertain.
          We expect that the majority of our 2008 revenues will continue to be from royalties on the sales of Thalomid®. Based on historical trends and analyst consensus for Thalomid® sales, we expect to record royalty-sharing revenues in excess of $7.0 million in 2008; however, there can be no assurance in this regard. In addition, under our licensing agreement with Oxford Biomedica, PLC and Oxford Biomedica (UK) Limited Oxford, we are entitled to receive payments upon the achievement of certain milestones with respect to the development of gene therapies for ophthalmic (eye) diseases. However, we do not control the drug development efforts of Oxford and have no control over when or whether such milestones will be reached. We do not believe that we will receive any developmental milestone payments under this agreement in 2008.
          Based on our assessment of our current capital resources coupled with anticipated inflows, in the absence of additional financing, we believe that we will have adequate resources to fund planned operations for at least twelve months from September 30, 2008. Our estimate may change, however, based on our decisions with respect to future clinical trials related to our product candidates, the timing of milestone payments, developments in our business including the acquisition of additional intellectual property, other investments in new or complimentary technology, and our success in executing our current business plan.

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
          The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of September 30, 2008.

ITEM 4.	CONTROLS AND PROCEDURES
          Evaluation of Disclosure Controls and Procedures
          As of September 30, 2008, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met. Based on that evaluation, the CEO and CFO concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in the Company’s periodic SEC reports.

          Changes in Internal Control Over Financial Reporting
          There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
          We are subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, except as otherwise disclosed herein, are material.

ITEM 1A.	RISK FACTORS
          For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of EntreMed’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Item 1A of EntreMed’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and the information under “Special Note Regarding Forward-Looking Statements” included in this report. There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

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

ENTREMED, INC. (Registrant)
Date: November 7, 2008	/s/ James S. Burns
James S. Burns
President and Chief Executive Officer

Date: November 7, 2008	/s/ Dane R. Saglio
Dane R. Saglio
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of President and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer