Form 10-Q
period 2009-03-31
ENTREMED INC
filed 2009-05-06
CIK 895051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
YES ☑      NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐      NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at April 15, 2009
Common Stock $.01 Par Value	88,603,643

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EntreMed, Inc.
Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,302,807	$16,743,129
Short-term investments	8,524,103	7,548,044
Accounts receivable, net of allowance for doubtful accounts of $72,145 at March 31, 2009 and $54,145 at December 31, 2008	—	3,880,108
Interest receivable	25,896	37,402
Prepaid expenses and other	260,301	383,538

Total current assets	21,113,107	28,592,221

Property and equipment, net	228,293	263,715
Other assets	53,406	67,459

Total assets	$21,394,806	$28,923,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,195,894	$3,496,198
Accrued liabilities	1,587,736	2,584,327
Current portion of loan payable	7,911,985	7,708,451
Current portion of deferred rent	—	20,763

Total current liabilities	11,695,615	13,809,739

Loan payable, less current portion	7,161,819	9,191,490

Total liabilities	18,857,434	23,001,229

Stockholders’ equity:
Convertible preferred stock, $1.00 par value; 5,000,000 shares authorized and 3,350,000 shares issued and outstanding at March 31, 2009 and December 31, 2008 (liquidation value — $33,500,000 at March 31, 2008 and December 31, 2008)	3,350,000	3,350,000
Common stock, $.01 par value:
170,000,000 shares authorized at March 31, 2009 and December 31, 2008:
88,555,686 and 88,489,278 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	885,558	884,893
Additional paid-in capital	367,844,411	367,689,943
Treasury stock, at cost: 874,999 shares held at March 31, 2009 and December 31, 2008	(8,034,244)	(8,034,244)
Accumulated other comprehensive income	(81,562)	(58,391)
Accumulated deficit	(361,426,791)	(357,910,035)

Total stockholders’ equity	2,537,372	5,922,166

Total liabilities and stockholders’ equity	$21,394,806	$28,923,395

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008
Revenues:
Royalties	—	—
Other	—	—

	—	—

Costs and expenses:
Research and development	1,953,460	6,187,203
General and administrative	1,159,721	1,982,994

	3,113,181	8,170,197

Investment income	50,187	398,787
Interest expense	(453,761)	(575,046)

Net Loss	(3,516,755)	(8,346,456)

Dividends on Series A convertible preferred stock	(251,250)	(251,250)

Net loss attributable to common shareholders	$(3,768,005)	$(8,597,706)

Net loss per share (basic and diluted)	$(0.04)	$(0.10)

Weighted average number of common shares outstanding (basic and diluted)	87,728,644	84,898,912

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	THREE MONTH PERIOD ENDED
	MARCH 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,516,755)	$(8,346,456)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	35,422	80,954
Amortization of discount on short-term investments	(26,777)	(259,860)
Stock-based compensation expense	155,133	218,181
Non-cash interest	40,687	51,544
Changes in operating assets and liabilities:
Accounts receivable	3,880,108	3,901,071
Interest receivable	11,506	140,903
Prepaid expenses and other	123,237	123,415
Deferred rent	(20,763)	(26,162)
Accounts payable	(1,300,305)	421,206
Accrued liabilities	(996,591)	(557,104)

Net cash used in operating activities	(1,615,098)	(4,252,308)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short term investments	(4,967,793)	(23,010,738)
Maturities of short term investments	4,000,000	13,575,000
Unrealized loss on short term investments	(4,660)	—
Purchases of furniture and equipment	—	(94,679)

Net cash used in investing activities	(972,453)	(9,530,417)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan	(1,852,771)	—

Net cash used in financing activities	(1,852,771)	—

Net decrease in cash and cash equivalents	(4,440,322)	(13,782,725)
Cash and cash equivalents at beginning of period	16,743,129	29,675,899

Cash and cash equivalents at end of period	$12,302,807	$15,893,174

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$413,074	$523,500
See accompanying notes.

ENTREMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 (unaudited)
1. Basis of Presentation
     Our accompanying 2009 unaudited consolidated financial information includes the accounts of our controlled subsidiary, Miikana Therapeutics, Inc. (Miikana). All intercompany balances and transactions have been eliminated in consolidation.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to our audited consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2008.
2. Restructuring
     On December 15, 2008, the Company announced its plan to focus and accelerate the Company’s clinical objectives for ENMD-2076 as its leading program and effectively become a clinically-focused operation, thereby lowering operating costs and preserving capital. In connection with that plan, the Company reduced its workforce to align with the new business structure. The workforce reductions resulted in the elimination of approximately sixty percent of the Company’s total positions across all areas of business and were substantially completed by December 31, 2008. The Company has accounted for this restructuring as proscribed by SFAS No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS 112”) and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). Accordingly, the Company incurred charges for severance and related benefits totaling $1,749,000 in the fourth quarter of 2008, which is included in accrued liabilities at December 31, 2008.
     A summary of changes in the accrued liability during the three months ended March 31, 2009, is as follows:

	R&D	G&A
	Expenses	Expenses
Balance at December 31, 2008			$1,748,634
Termination benefits incurred	$42,768	$—	42,768
Cash payments	(494,223)	(188,804)	(683,027)

Balance at March 31, 2009			$1,108,375

     Cumulative costs incurred with respect to the restructuring are $1,792,000, of which, approximately $1,028,000 have been expensed as general and administrative costs and $764,000 have been expensed as research and development costs. We do not expect to incur additional costs in connection with this one-time termination.
3. Recently Adopted Accounting Pronouncements
     In June 2007, the FASB issued EITF Issue No. 07-3, “Accounting for Non-Refundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities,” or EITF 07-3, which provides that non-refundable advance payments for future research and development activities should be deferred and capitalized until the related goods are delivered or the related services are performed. EITF 07-3, which was adopted on January 1, 2008, did not have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The initial adoption of SFAS 141(R) and SFAS 160 on January 1, 2009 did not have an impact on our financial position and results of operations.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. SFAS 162 is effective sixty days following the Security and Exchange Commission’s approval of Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS 162 did not have a material impact on our results of operations or financial position.
     In June 2008, the FASB issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, “Accounting For Derivative Instruments and Hedging Activities” and/or EITF 00-19, “Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. The adoption of EITF 07-5 on January 1, 2009 did not have a material impact on our results of operations or financial position.
     We have implemented all new accounting pronouncements that are in effect and that may impact our consolidated financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial statements.

4. New Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, to amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141(R). Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. We do not expect the adoption of FSP SFAS 141(R)-1 to have a material effect on our financial position and results of operations.
     In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This pronouncement is effective for periods ending after June 15, 2009. We do not expect this pronouncement to have a material effect on our financial position and results of operations.
5. Short-Term Investments
     The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards, No. 115, Accounting for Certain Investments in Debt and Equity Securities. Short-term investments consist primarily of corporate debt securities, all of which mature within one year. The Company has classified these investments as available for sale. Such securities are carried at fair market value. The cost of securities sold is calculated using the specific identification method. Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity. Net unrealized losses of $23,171 and $17,444 were recorded for the three months ended March 31, 2009 and March 31, 2008, respectively. Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations. There were no realized gains or losses for the three months ended March 31, 2009. Realized gains of $9,571 were recorded for the three months ended March 31, 2008. Short-term investments are principally uninsured and subject to normal credit risk.
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

     The Term Loan will accrue interest in arrears at a fixed annual interest rate of 10.47% until the Term Loan is fully repaid. The Company paid interest of $413,000 and $523,500 in the three months ended March 31, 2009 and 2008, respectively.
     The Company will have the right to voluntarily prepay the Term Loan, in full or in part, upon five business days’ written notice to GECC. Under certain circumstances, the prepayment of the aggregate amount outstanding under the Term Loan triggers a prepayment penalty equal to: (i) 2% on such prepayment amount, if such prepayment is made after the one year anniversary of the closing date but on or before the two year anniversary of the closing date, and (ii) 1% on such prepayment amount, if such prepayment is made after the two year anniversary of the closing date but on or before the Term Loan maturity date. The Loan Agreement contains customary events of default that permits GECC to accelerate the Company’s outstanding obligations if an event of default occurs and it is not cured within the applicable grace periods. The Loan Agreement also provides for automatic acceleration upon bankruptcy and other insolvency events.
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
     The Loan Agreement contains customary affirmative and negative covenants. The Company was in compliance with such covenants as of March 31, 2009.
     The Warrants are exercisable by the Lenders until September 12, 2012 at an exercise price of $2.00 per share. The fair value of the Warrants issued was $190,000, calculated using a Black-Scholes value of $.76 with an expected and contractual life of 5 years, an assumed volatility of 98%, and a risk-free interest rate of 4.11%. The value of the Warrants, and an upfront underwriting fee of $100,000 paid to one of the Lenders, are recorded as a discount on the loan and are amortized as interest expense over the life of the loan. The Company also incurred certain debt issuance costs that were deferred and are included in other assets in the Company’s balance sheet as of March 31, 2009. Amortization of these fees and the discount results in an effective interest rate of 11.40%. Non-cash interest expense related to the amortization of debt issuance costs and debt discount was $40,687 and $51,546 for the three months ended March 31, 2009 and 2008, respectively.
     The carrying value and estimated fair value of debt, before discount, were $15,166,000 and approximately $15,584,000, respectively, at March 31, 2009. The fair value was estimated based on the quoted market price.
7. Fair Value Measurement
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
     In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of March 31, 2009:

		Fair Value Measurements at March 31, 2009
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active markets	observable inputs	inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$8,582,429	$8,582,429	$—	$—
Available for sale securities*	8,524,103	25,263	8,498,840	—

*	Unrealized gains and losses related to available for sale securities are reported as accumulated other comprehensive income (loss), as disclosed in footnote 2.
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
8. Share-Based Compensation
     The Company has adopted incentive and nonqualified stock option plans for executive, scientific and administrative personnel of the Company as well as outside directors and consultants, of which 1,491,503 shares remain available for grant under the Company’s 2001 Long-Term Incentive Plan as of March 31, 2009. There are 8,112,845 shares issuable under options previously granted under the plans and currently outstanding, with exercise prices ranging from $0.16 to $29.12. Options granted under the plans vest over periods varying from immediately to three years, are not transferable and generally expire ten years from the date of grant.
     The Company records compensation expense associated with stock options and other equity-based compensation in accordance with provisions of Statement 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) and interpretative literature within SEC Staff Accounting Bulletin No. 107, Share-Based Payment, (SAB 107). Compensation costs are recognized based on a straight-line method over the requisite service period, which is generally the option vesting term of three years.
     As a result of the adoption of SFAS 123R, the Company’s net loss for the three months ended March 31, 2009 and March 31, 2008 includes compensation expense of $155,133 and $218,181, respectively, related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
Research and development	$57,179	$56,357
General and administrative	97,954	161,824

Share-based compensation expense	$155,133	$218,181

Net share-based compensation expense, per common share:
Basic and diluted	$0.002	$0.003

The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of stock options granted to employees. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award.

     Following are the weighted-average assumptions used in valuing the stock options granted to employees during the three-month periods ended March 31, 2009 and 2008:

	THREE MONTH PERIOD ENDED
	MARCH 31,
	2009	2008
Expected volatility	78.02%	87.90%
Risk-free interest rate	2.08%	3.62%
Expected term of option	5 years	5 years
Forfeiture rate*	5.00%	18.00%
Expected dividend yield	0.00%	0.00%

*	-	SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the three-month period ended March 31, 2009, forfeitures were estimated at 5%; during the three-month period ended March 31, 2008, the Company accounted for forfeitures as they occurred.
     The weighted average fair value of stock options granted during the three-month periods ended March 31, 2009 and 2008 was $0.10 and $0.85, respectively.
     A summary of the Company’s stock option plans and of changes in options outstanding under the plans for the three months ended March 31, 2009, is as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at January 1, 2009	8,345,017	$6.60
Granted	1,313,500	$0.16
Exercised	—	—
Expired	(1,540,533)	$4.53
Forfeited	(6,050)	$1.34

Outstanding at March 31, 2009	8,112,845	$5.95

Vested and expected to vest at March 31, 2009	8,057,814	$5.99

Exercisable at March 31, 2009	7,012,229	$6.81

     There were no options exercised in the three months ended March 31, 2009 or 2008.
9. Income Taxes
     We have analyzed our income tax posture using the criteria required by FIN 48, Accounting for Uncertainty in Income Taxes, and concluded that there is no cumulative effect allocable to equity as a result of adopting this standard. At December 31, 2008, we have $3.06 million unrecognized tax benefit which has no net balance sheet impact.
     During the three months ended March 31, 2009, there were no material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions. We are maintaining our historical method of not accruing interest (net of related tax benefits) and penalties associated with unrecognized income tax benefits as a component of income tax expense.

     The tax returns for all years in our major tax jurisdictions are not settled as of January 1, 2009; no changes in settled tax years have occurred through March 31, 2009. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), we treat all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
     We are a clinical-stage pharmaceutical company committed to developing primarily ENMD-2076, an Aurora A and angiogenic kinase inhibitor for the treatment of cancer. ENMD-2076 is currently in Phase 1 studies in advanced cancers and multiple myeloma and we anticipate the initiation of additional studies in 2009, including for hematological malignancies, such as leukemia. Our other therapeutic candidates include MKC-1, an oral cell-cycle inhibitor with activity against tubulin and the mTOR pathway currently in multiple Phase 2 clinical trials for cancer, and ENMD-1198, a novel antimitotic agent currently in Phase 1 studies in advanced cancers. We also have an approved IND application for Panzem® in rheumatoid arthritis (“RA”).
     We continue to focus on three principal objectives: 1) to concentrate our resources on ENMD-2076 in order to accelerate clinical objectives so that we can provide a more direct path forward to product registration and ultimately to the market; 2) to conserve our cash by deferring new program initiatives; and 3) to be opportunistic in seeking partnerships for our principal assets. More specifically, in order to further advance the Company’s commercial objectives, we may seek strategic alliances, licensing relationships and co-development partnerships with other companies to develop our compounds for both oncology and non-oncology therapeutic areas.
     We have discontinued clinical development of 2ME2 (Panzem® NCD) for oncology. While we have observed antitumor activity in most of our clinical studies, substantial clinical trial and manufacturing/ process development costs would be required to narrow the oncology indications for larger registration-track randomized studies. These expenditures would require the commitment of a disproportionate amount of resources and limit clinical development efforts on the remainder of our pipeline. Patients still on clinical oncology trials are continuing to receive Panzem® NCD.
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
     To date, we have been engaged in research and development activities. As a result, we have incurred operating losses through March 31, 2009 and expect to continue to incur operating losses for the foreseeable future before commercialization of any products. To accomplish our business goals, we, or prospective development partners, will be required to conduct substantial development activities for all proposed products that we intend to pursue to commercialization. We intend to continue to pursue strategic relationships to provide resources for the further development of our product candidates. There can be no assurance, however, that these discussions will result in relationships or additional funding. In addition,we will continue to seek capital through the public or private sale of securities. There can be no assurance that we will be successful in seeking such additional capital.

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
     Nasdaq has suspended the enforcement of the minimum bid price rule, due to the current extraordinary market conditions, until July 20, 2009. Prior to the reinstatement of the rule, we will be notified by NASDAQ to inform us of the number of calendar days remaining in our compliance period and a specific date by which we need to regain compliance with the minimum bid price standard.
     In order to regain compliance with the $1.00 minimum closing bid price, the closing price of our common stock must be at least $1.00 for a minimum of 10 consecutive business days. We will continue to pursue partnering opportunities to raise less-dilutive capital and could defer all or a portion of our product candidate development costs. In the event that our common stock continues to trade under $1.00, we will consider all alternatives in order to maintain the public trading status of our stock.
     The delisting of our common stock from a national exchange could significantly affect the ability of investors to trade our securities and could negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all.
     Additionally, we must maintain stockholders’ equity of at least $2.5 million to be in compliance with the continued listing standards for the NASDAQ Capital Market. At March 31, 2009, our consolidated stockholders’ equity was over $2.5 million. We cannot guarantee that we will be able to meet this listing standard in the future. If NASDAQ does not suspend the stockholders’ equity requirement and we do not meet this NASDAQ listing requirement and are unable to successfully appeal to the NASDAQ Listing Qualification Staff and Hearings Panel for an extension of time to regain compliance, our common stock could be delisted from the NASDAQ Capital Market, and we may apply to transfer our stock to the Over-The-Counter Bulletin Board, an electronic quotation system that displays stock quotes by market makers. There can be no assurance that our common stock would be timely admitted by a market maker for trading on that market. This alternative may result in a less liquid market available for existing and potential shareholders to buy and sell shares of our stock and could further depress the price of our stock.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES
          The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Our critical accounting policies, including the items in our financial statements requiring significant estimates and judgments, are as follows:
-	Revenue Recognition — We recognize revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured.
-	Royalty Revenue — Royalties from licenses are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured. We expect that the majority of our 2009 revenues will be from royalties on the sale of Thalomid®, which we expect to begin to recognize in the third quarter. In 2004 certain provisions of a purchase agreement dated June 14, 2001 by and between Bioventure Investments kft (“Bioventure”) and the Company were satisfied, and, as a result, beginning in 2005 we became entitled to share in the royalty payments received by Royalty Pharma Finance Trust, successor to Bioventure, on annual Thalomid® sales above a certain threshold. Based on the licensing agreement royalty formula, annual royalty sharing commences with Thalomid® annual sales of approximately $225 million.
-	Research and Development — Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development costs are expensed as incurred.
-	Expenses for Clinical Trials — Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the underlying data. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes enrollment. Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and when a patient drops out of a trial. Information about patient enrollment can become available significantly after we report our expenses for clinical trials, in which case we would change our estimate of the remaining cost of a trial. Costs that are based on clinical data collection and management are recognized based on estimates of unbilled goods and services received in the reporting period. In the event of early termination of a clinical trial, we would accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

-	Stock-Based Compensation — Issued in December 2004, Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) requires companies to recognize expense associated with share-based compensation arrangements, including employee stock options and stock purchase plans, using a fair value-based option pricing model, and eliminates the alternative to use the intrinsic value method of accounting for share-based payments. SFAS 123R was effective beginning January 1, 2006. Adoption of the expense provisions of SFAS 123R has a material impact on our results of operations. We have applied the modified prospective transition method; accordingly, compensation expense is reflected in the financial statements beginning January 1, 2006 with no restatement of prior periods. Compensation expense is recognized for awards that are granted, modified, repurchased or cancelled on or after January 1, 2006, as well as for the portion of awards previously granted that have not vested as of January 1, 2006. For the adoption of SFAS 123R, we have selected the straight-line expense attribution method, whereas our previous expense attribution method was the graded-vesting method, an accelerated method, described by FIN 28. Our results of operations are impacted by the recognition of non-cash expense related to the fair value of our share-based compensation awards.
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
          Any future changes to our share-based compensation strategy or programs would likely affect the amount of compensation expense recognized under SFAS 123R. Share-based compensation expense recognized in the three months ended March 31, 2009 and 2008 totaled $155,133 and $218,181, respectively.
RESULTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and March 31, 2008.
          Revenues. There were no revenues recorded during the quarters ended March 31, 2009 or March 31, 2008. We do not expect to record revenue in 2009 until the third quarter. Our 2009 revenues, if any, will result from Celgene’s sale of Thalomid®. We earn royalties once sales of Thalomid exceed approximately $225 million annually, pursuant to a 2001 agreement with Royalty Pharma, as noted above.
          Research and Development Expenses. Our research and development expenses totaled $1,953,000 for the three months ended March 31, 2009 and $6,187,000 for the corresponding 2008 period. The decrease results primarily from the absence of expenditures on MKC-1 and Panzem® clinical programs and the absence of ENMD-1198 and Panzem® manufacturing costs. Reflected in our R&D expenses for the three-month period ended March 31, 2009 are direct project costs of $772,000 for ENMD-2076, $262,000 for MKC-1, $107,000 for Panzem® and $97,000 for ENMD-1198. The 2008 research and development expenses for the comparable period included $760,000 for ENMD-2076, $1,177,000 for MKC-1, $1,745,000 direct project costs for Panzem® and $1,107,000 for ENMD-1198.

     ENMD-2076, an oral, Aurora A and angiogenic kinase inhibitor is in a Phase 1b dose-escalation clinical trial in patients with refractory solid tumors and a Phase 1 study in patients with multiple myeloma. We are currently seeking a partner for ENMD-2076 to help accelerate its development. MKC-1, an oral cell-cycle inhibitor with activity against the mTOR pathway, has been evaluated in four Phase 2 and two Phase 1 oncology trials. We have an exclusive worldwide license from Roche to develop and commercialize MKC-1. ENMD-1198, an antimitotic agent, is nearing completion of a Phase 1 dose-escalation clinical trial in patients with refractory solid tumors.
     At March 31, 2009, accumulated direct project expenses for Panzem® were $54,225,000, direct ENMD-1198 project expenses totaled $13,063,000; accumulated direct project expenses for MKC-1 totaled $10,219,000, since acquired; and for ENMD-2076, accumulated project expenses totaled $9,895,000. Our R&D expenses also include non-cash stock-based compensation, pursuant to the adoption of SFAS 123R, totaling $57,000 for the three months ended March 31, 2009 and $56,000 for the corresponding 2008 period. The balance of our R&D expenditures includes facilities costs and other departmental overhead, and expenditures related to the advancement of our pre-clinical programs.
     The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. As of March 31, 2009, we have three proprietary product candidates in clinical development including ENMD-2076, which is currently in Phase 1 studies in advanced cancers and multiple myeloma, MKC-1, which is in multiple Phase 2 clinical trials for cancer, and ENMD-1198 which is currently in Phase 1 studies in advanced cancers. We also have an approved Investigational New Drug Application (IND) for the use of Panzem® in rheumatoid arthritis (RA) treatment. We expect our research and development expenses in 2009 to decline, as research conducted within EntreMed through 2009 will be focused specifically on the support of the clinical development of ENMD-2076. We will continue to conduct research on ENMD-2076 in order to comply with stipulations made by the FDA, as well as to increase understanding of the mechanism of action and toxicity parameters of ENMD-2076 and its metabolites. Completion of clinical development may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.
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

          The duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during the clinical trial protocol, including, among others, the following:
-	the number of patients that ultimately participate in the trial;

-	the duration of patient participation in the study and follow-up that seems appropriate in view of the results;

-	the number of clinical sites included in the trials; and

-	the length of time required to enroll suitable patient subjects.
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

          Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development expenses decreased to $1,953,000 in the quarter ended March 31, 2009 from $6,187,000 for the corresponding period in 2008. The decrease in R&D expenses during the quarter ended March 31, 2009 was specifically impacted by the following:
-	Outside Services — We utilize outsourcing to conduct our product development activities. Larger-scale small molecule synthesis, in vivo testing and data analysis are examples of the services that we outsource. In the three-month period ended March 31, 2009, we expended $185,000 on these activities versus $394,000 in the same 2008 period. The decrease primarily reflects the absence in 2009 of analytical testing and preclinical support services in 2ME2 (2-methoxyestradiol) and ENMD-1198 studies.
-	Clinical Trial Costs — Clinical trial costs decreased to $443,000 in the three months ended March 31, 2009 from $1,744,000 in the three-month period ended March 31, 2008. The decrease is primarily related to the Company’s restructuring and the recent reprioritization of our clinical programs, focusing on the clinical development of ENMD-2076. The three-month period ended March 31, 2008 included expenses associated with expansion of our MKC-1 clinical program. Costs of such trials include the clinical site fees, monitoring costs and data management costs.
-	Contract Manufacturing Costs — The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, and product release costs. Contract manufacturing costs for the three months ended March 31, 2009 decreased to $157,000 from $1,414,000 during the same period in 2008. The decrease reflects the absence of contract manufacturing activities for ENMD-1198 and Panzem® NCD. Fluctuations in our contract manufacturing costs from period to period result from the timing of manufacturing activities.
         Also reflected in our 2009 research and development expenses for the three-month period ended March 31, 2009 are personnel costs of $625,000, patent costs of $169,000 and facility and related expenses of $232,000. In the corresponding 2008 period, these expenses totaled $1,504,000, $151,000 and $370,000, respectively. These decreased expenses result from our corporate restructuring at the end of 2008, which significantly reduced our research and development staff and our facility rental costs.
         General and Administrative Expenses. General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.
         General and administrative expenses decreased to $1,160,000 in the three-month period ended March 31, 2009 from $1,983,000 in the corresponding 2008 period. The decrease in 2009 is primarily related to our corporate restructuring which eliminated four corporate officer positions in December 2008. Such corporate officer positions have not been filled to date.

          Interest expense. Interest expense decreased to approximately $454,000 in the three month period ended March 31, 2009 from approximately $575,000 in the corresponding 2008 period. Interest expense relates to a financing transaction with General Electric Capital Corporation (GECC) in September, 2007.
          Investment income. Investment income decreased by 87% in the three-month period ended March 31, 2009 to $50,000 from $399,000 in the corresponding 2008 period as a result of lower yields on lower invested balances in interest bearing cash accounts and investments during the 2009 period.
          Dividends on Series A convertible preferred stock. The Consolidated Statement of Operations for the periods ended March 31, 2009 and 2008 reflect a dividend of $251,250 relating to Series A Convertible Preferred Stock held by Celgene pursuant to a Securities Purchase Agreement dated December 31, 2002. The holders of Series A Preferred Stock accumulate dividends at an annual rate of 6% and will participate in dividends declared and paid on our common stock, if any. All accumulated dividends must be paid before any dividends may be declared or paid on the common stock. The Company has no plans to pay any dividends in the foreseeable future.
LIQUIDITY AND CAPITAL RESOURCES
          To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses in 2009 and the foreseeable future before we commercialize any products. In January 2006, we acquired Miikana Therapeutics, a private biotechnology company, in exchange for 9.96 million shares of our common stock and the assumption of certain obligations of Miikana. We acquired certain drug candidates in connection with the acquisition, including the lead molecule in the Aurora Kinase Program, ENMD-2076, which advanced into clinical development in 2008. ENMD-2076 is a kinase inhibitor with activity towards Aurora A and multiple other kinases linked to promoting cancer. The dosing of the first patient in ENMD-2076 trials triggered a milestone payment of $2 million to the former Miikana stockholders. In June 2008, 2,564,105 shares of common stock were issued to the former Miikana stockholders as consideration for the satisfaction of the milestone payment. Under the terms of the merger agreement, the former Miikana stockholders may earn up to an additional $16 million of potential payments upon the satisfaction of additional clinical and regulatory milestones. If ENMD-2076 successfully completes Phase 1 clinical trials and advances to Phase 2, the dosing of the first patient will trigger an additional milestone payment of $3 million, which could occur in 2010 and can be paid in cash or stock at our sole discretion. Through the acquisition, we also acquired rights to MKC-1, a Phase 2 clinical candidate licensed from Hoffman-LaRoche, Inc. (“Roche”) by Miikana in April 2005. Under the terms of the agreement, Roche may be entitled to receive future payments upon successful attainment of certain clinical, regulatory and commercialization milestones; however, we do not expect to trigger any of these milestone payments.
          In September 2007, we entered into a $20 million term loan agreement with General Electric Capital Corporation (the “Term Loan”). The Term Loan accrues interest in arrears at a fixed annual rate of 10.47%. For additional information on the Term Loan, please see note 6 of the Notes to the Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

          At March 31, 2009, we had cash and short-term investments of $20,826,910 with working capital of $9,417,492. We invest our capital resources with the primary objective of capital preservation. As a result of trends in interest rates, we have invested in some securities with maturity dates of more than 90 days to enhance our investment yields. As such, some of our invested balances are classified as short-term investments rather than cash equivalents in our consolidated financial statements at March 31, 2009.
          To accomplish our business plans, we will be required to continue to conduct substantial development activities for ENMD-2076 and remaining development activities for our other clinical product candidates. Under our operating plans for 2009 we expect to have ENMD-2076, our leading program, and two other compounds under clinical investigation and we expect our 2009 results of operations to reflect a net loss of approximately $8,000,000, including non-cash charges of approximately $1,600,000. These projections are subject to judgment and estimation and could significantly change. In early 2008, we reached the decision to curtail our development of Panzem® NCD in oncology, although we continue to evaluate the use of this compound for the treatment of rheumatoid arthritis. We plan to complete the open Panzem® NCD oncology trials without the enrollment of additional patients, and will not initiate new trials in oncology. In addition, we plan to continue to pursue the clinical development of ENMD-2076 in oncology and complete clinical activities currently underway for MKC-1 and ENMD-1198, although we may delay development beyond the current stage of one or more of these programs if financial market conditions remain uncertain.
          We expect that the majority of our 2009 revenues will continue to be from royalties on the sales of Thalomid®. Thalomid® is sold by a third-party, and we have no control over such party’s sales efforts or the resources devoted to Thalomid® sales. Based on historical trends and analyst consensus for Thalomid® sales, we expect to record royalty-sharing revenues of approximately $7.0 million in 2009 during the third and fourth fiscal quarters; however, there can be no assurance in this regard. In addition, under our licensing agreement with Oxford Biomedica, PLC and Oxford Biomedica (UK) Limited Oxford, we are entitled to receive payments upon the achievement of certain milestones with respect to the development of gene therapies for ophthalmic (eye) diseases. However, we do not control the drug development efforts of Oxford and have no control over when or whether such milestones will be reached. We do not believe that we will receive any developmental milestone payments under this agreement in 2009.
          Based on our assessment of our current capital resources coupled with anticipated inflows, in the absence of additional financing, we believe that we will have adequate resources to fund planned operations for at least twelve months from March 31, 2009. Our estimate may change, however, based on our decisions with respect to future clinical trials related to our product candidates, the timing of milestone payments, developments in our business including the acquisition of additional intellectual property, other investments in new or complimentary technology, and our success in executing our current business plan.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of March 31, 2009.
ITEM 4. CONTROLS AND PROCEDURES
          Evaluation of Disclosure Controls and Procedures
          Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Executive Chairman and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 19334, as amended (“Exchange Act”) were effective as of March 31, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Executive Chairman and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.
          Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
          Changes in Internal Control Over Financial Reporting
          There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          We are subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, except as otherwise disclosed herein, are material.
ITEM 1A. RISK FACTORS
     For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of EntreMed’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and the information under “Special Note Regarding Forward-Looking Statements” included in this report. There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not applicable.
ITEM 5. OTHER INFORMATION
          Not applicable.
ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certification of Executive Chairman

31.2	Rule 13a-14(a) Certification of Principal Accounting Officer

32.1	Section 1350 Certification of Executive Chairman

32.2	Section 1350 Certification of Principal Accounting Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTREMED, INC. (Registrant)
Date: May 6, 2009	/s/ Michael M. Tarnow
Michael M. Tarnow
Executive Chairman

Date: May 6, 2009	/s/ Kathy R. Wehmeir-Davis
Kathy R. Wehmeir-Davis
Principal Accounting Officer

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification of Executive Chairman

31.2	Rule 13a-14(a) Certification of Principal Accounting Officer

32.1	Section 1350 Certification of Executive Chairman

32.2	Section 1350 Certification of Principal Accounting Officer