Form 10-Q
period 2009-06-30
ENTREMED INC
filed 2009-08-06
CIK 895051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at July17, 2009

Common Stock $.01 Par Value	88,651,143

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EntreMed, Inc.
Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,581,650	$16,743,129
Short-term investments	4,573,323	7,548,044
Accounts receivable, net of allowance for doubtful accounts of $72,145 at June 30, 2009 and $54,145 at December 31, 2008	17,806	3,880,108
Interest receivable	25,449	37,402
Prepaid expenses and other	224,012	383,538

Total current assets	15,422,240	28,592,221

Property and equipment, net	197,958	263,715
Other assets	41,031	67,459

Total assets	$15,661,229	$28,923,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,749,891	$3,496,198
Accrued liabilities	1,131,038	2,584,327
Current portion of loan payable	8,120,894	7,708,451
Current portion of deferred rent	—	20,763

Total current liabilities	11,001,823	13,809,739

Loan payable, less current portion	5,075,215	9,191,490

Total liabilities	16,077,038	23,001,229

Stockholders’ (deficit) equity:
Convertible preferred stock, $1.00 par value; 5,000,000 shares authorized and 3,350,000 shares issued and outstanding at June 30, 2009 and December 31, 2008 (liquidation value — $33,500,000 at June 30, 2009 and December 31, 2008)	3,350,000	3,350,000
Common stock, $.01 par value: 170,000,000 shares authorized at June 30, 2009 and December 31, 2008: 88,651,143 and 88,489,278 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	886,511	884,893
Additional paid-in capital	367,922,625	367,689,943
Treasury stock, at cost: 874,999 shares held at June 30, 2009 and December 31, 2008	(8,034,244)	(8,034,244)
Accumulated other comprehensive income	(62,718)	(58,391)
Accumulated deficit	(364,477,983)	(357,910,035)

Total stockholders’ (deficit) equity	(415,809)	5,922,166

Total liabilities and stockholders’ deficit equity	$15,661,229	$28,923,395

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues:
Royalties	$—	$—	$—	$—
Other	—	—	—	—

	$—	$—	$—	$—

Costs and expenses:
Research and development	1,659,474	5,484,857	3,612,934	11,672,060
General and administrative	1,010,733	1,739,691	2,170,454	3,722,685
In-Process R&D	—	2,000,000	—	2,000,000

	2,670,207	9,224,548	5,783,388	17,394,745

Investment income	18,744	229,451	68,931	628,238
Interest expense	(399,730)	(575,046)	(853,491)	(1,150,092)

Net Loss	(3,051,193)	(9,570,143)	(6,567,948)	(17,916,599)

Dividends on Series A convertible preferred stock	(251,250)	(251,250)	(502,500)	(502,500)

Net loss attributable to common shareholders	$(3,302,443)	$(9,821,393)	$(7,070,448)	$(18,419,099)

Net loss per share (basic and diluted)	$(0.04)	$(0.11)	$(0.08)	$(0.22)

Weighted average number of common shares outstanding (basic and diluted)	87,740,079	85,535,426	87,734,393	85,217,169
See accompanying notes.

EntreM,ed, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	SIX MONTH PERIOD ENDED
	JUNE 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,567,948)	$(17,916,599)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	65,757	163,639
Write-off of in-process R&D	—	2,000,000
Amortization of discount on short-term investments	(31,665)	(433,966)
Stock-based compensation expense	240,450	518,919
Non-cash interest	76,516	103,092
Changes in operating assets and liabilities:
Accounts receivable	3,862,302	3,893,000
Interest receivable	11,953	103,298
Prepaid expenses and other	159,527	156,451
Deferred rent	(20,763)	(57,306)
Accounts payable	(1,746,308)	13,326
Accrued liabilities	(1,453,289)	(319,702)

Net cash used in operating activities	(5,403,468)	(11,775,848)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short term investments	(6,993,512)	(41,599,387)
Maturities of short term investments	10,000,000	40,275,000
Unrealized loss on short term investments	(4,429)	—
Purchases of furniture and equipment	—	(116,910)

Net cash provided by (used in) investing activities	3,002,059	(1,441,297)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance costs	(6,150)	(36,128)
Repayment of loan	(3,753,920)	—

Net cash used in financing activities	(3,760,070)	(36,128)

Net decrease in cash and cash equivalents	(6,161,479)	(13,253,273)
Cash and cash equivalents at beginning of period	16,743,129	29,675,899

Cash and cash equivalents at end of period	$10,581,650	$16,422,626

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$776,975	$1,047,000

See accompanying notes.

ENTREMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 (unaudited)
1. Basis of Presentation
     Our accompanying 2009 unaudited consolidated financial information includes the accounts of our controlled subsidiary, Miikana Therapeutics, Inc. (Miikana). All intercompany balances and transactions have been eliminated in consolidation. In preparing the accompanying unaudited consolidated financial statements, the Company has evaluated and disclosed material subsequent events that have occurred after June 30, 2009 through the issuance of the financial statements, which occurred on August 6, 2009.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to our audited consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2008.
2. Restructuring
     On December 15, 2008, the Company announced its plan to focus and accelerate the Company’s clinical objectives for ENMD-2076 as its leading program and effectively become a clinically-focused operation, thereby lowering operating costs and preserving capital. In connection with that plan, the Company reduced its workforce to align with the new business structure. The workforce reductions resulted in the elimination of approximately sixty percent of the Company’s total positions across all areas of business and were substantially completed by December 31, 2008. The Company has accounted for this restructuring as proscribed by SFAS No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS 112”) and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). Accordingly, the Company incurred charges for severance and related benefits totaling $1,749,000 in the fourth quarter of 2008, which is included in accrued liabilities at December 31, 2008.
     A summary of changes in the accrued liability during the six months ended June 30, 2009, is as follows:

	R&D	G&A
	Expenses	Expenses

Balance at December 31, 2008			$1,748,634
Termination benefits incurred	$42,768	$—	42,768
Cash payments	(651,091)	(482,018)	(1,133,109)

Balance at June 30, 2009			$658,293

     Restructuring expenses paid in the three months ended June 30, 2009 are $450,000, of which, approximately $293,000 have been expensed as general and administrative costs and $157,000 have been expensed as research and development costs. Cumulative costs incurred with respect to the restructuring are $1,791,000, of which, approximately $1,028,000 have been expensed as general and administrative costs and $763,000 have been expensed as research and development costs. We do not expect to incur additional costs in connection with this one-time termination.
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
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, to amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141(R). Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. The adoption of this pronouncement will change the accounting treatment and disclosures for certain items in a business combination, but the effect on the Company will depend upon the specifics of any business combination.
     In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This pronouncement is effective for periods ending after June 15, 2009. The adoption of this FSP did not have a material impact on our financial position and results of operations.
     We have implemented all new accounting pronouncements that are in effect and that may impact our consolidated financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial statements.
4. New Accounting Pronouncements
     In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS No. 165”). The Company adopted SFAS No. 165 which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the end of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS No. 165 requires an entity to disclose the date through which subsequent events have been evaluated. The Company adopted the provisions of SFAS No. 165 for the second quarter 2009, in accordance with the effective date. See Note 1.
     FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.
     On June 30, 2009, the Company adopted FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (FSP FAS 107-1/APB 28-1). FSP FAS 107-1/APB 28-1 requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the methods and significant assumptions used to estimate the fair value. Other than the required disclosures (see the Debt note), the adoption of FSP FAS 107-1/APB 28-1 had no impact on the Company’s consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This standard is not expected to materially impact the Company’s results of operations, financial position or related disclosures.
5. Short-Term Investments
     The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards, No. 115, Accounting for Certain Investments in Debt and Equity Securities. Short-term investments consist primarily of corporate debt securities, all of which mature within one year. The Company has classified these investments as available for sale. Such securities are carried at fair market value. The cost of securities sold is calculated using the specific identification method. Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity. Unrealized losses of $4,328 and $56,927 were recorded for the six months ended June 30, 2009 and 2008, respectively. Accumulated other comprehensive loss totaled $62,718 at June 30, 2009. Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations. There were no realized gains or losses for the six months ended June 30, 2009 or 2008. Short-term investments are principally uninsured and subject to normal credit risk.
     The following is a summary of available-for-sale securities at June 30, 2009:

	Available-for-Sale Securities
				Estimated Fair
		Gross	Gross	Value (Net
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gains	Losses	Amount)

Commercial Paper	$1,734,424	$15,523	$—	$1,749,947
Government-sponsored Enterprise Obligations	2,773,666	3,064	(14,270)	2,762,460
Equity Securities	125,000		(64,084)	60,916

Total	$4,633,090	$15,587	$(78,354)	$4,573,323

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

     The Term Loan will accrue interest in arrears at a fixed annual interest rate of 10.47% until the Term Loan is fully repaid. The Company paid interest of $364,000 and $523,500 in the three months ended June 30, 2009 and 2008, respectively. The Company paid interest of $777,000 and $1,047,000 in the six months ended June 30, 2009 and 2008, respectively.
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
     The Loan Agreement contains customary affirmative and negative covenants. The Company was in compliance with such covenants as of June 30, 2009.
     The Warrants are exercisable by the Lenders until September 12, 2012 at an exercise price of $2.00 per share. The fair value of the Warrants issued was $190,000, calculated using a Black-Scholes value of $.76 with an expected and contractual life of 5 years, an assumed volatility of 98%, and a risk-free interest rate of 4.11%. The value of the Warrants, and an upfront underwriting fee of $100,000 paid to one of the Lenders, are recorded as a discount on the loan and are amortized as interest expense over the life of the loan. The Company also incurred certain debt issuance costs that were deferred and are included in other assets in the Company’s balance sheet as of June 30, 2009. Amortization of these fees and the discount results in an effective interest rate of 11.40%. Non-cash interest expense related to the amortization of debt issuance costs and debt discount was $35,829 and $51,546 for the three months ended June 30, 2009 and 2008, respectively. Non-cash interest expense related to the amortization of debt issuance costs and debt discount was $76,516 and $103,092 for the six months ended June 30, 2009 and 2008, respectively.
     The carrying value and estimated fair value of debt, before discount, were $13,264,000 and approximately $13,529,000, respectively, at June 30, 2009. The fair value was estimated based on the quoted market price.
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
     In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of June 30, 2009:

		Fair Value Measurements at June 30, 2009
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active markets	observable inputs	inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$8,570,627	$8,570,627	$—	$—
Available for sale securities*	4,573,323	60,916	4,512,407	—

*	Unrealized gains and losses related to available for sale securities are reported as accumulated other comprehensive income (loss), as disclosed in footnote 5.
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
8. Share-Based Compensation
     The Company has adopted incentive and nonqualified stock option plans for executive, scientific and administrative personnel of the Company as well as outside directors and consultants, of which 1,522,553 shares remain available for grant under the Company’s 2001 Long-Term Incentive Plan as of June 30, 2009. There are 7,761,470 shares issuable under options previously granted under the plans and currently outstanding, with exercise prices ranging from $0.16 to $29.12. Options granted under the plans vest over periods varying from immediately to three years, are not transferable and generally expire ten years from the date of grant.
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
     As a result of the adoption of SFAS 123R, the Company’s net loss for the six months ended June 30, 2009 and June 30, 2008 includes compensation expense of $240,450 and $518,916, respectively, related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	SIX MONTHS ENDED
	JUNE 30,
	2009	2008
Research and development	$80,793	$121,467
General and administrative	159,657	397,449

Share-based compensation expense	$240,450	$518,916

Net share-based compensation expense, per common share:
Basic and diluted	$0.003	$0.006

The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of stock options granted to employees. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award.

     Following are the weighted-average assumptions used in valuing the stock options granted to employees during the six-month periods ended June 30, 2009 and 2008:

	SIX MONTH PERIOD ENDED
	JUNE 30,
	2009	2008
Expected volatility	78.02%	72.84%
Risk-free interest rate	2.08%	4.69%
Expected term of option	5 years	5 years
Forfeiture rate*	5.00%	5.00%
Expected dividend yield	0.00%	0.00%

*	-	SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the six-month periods ended June 30, 2009 and June 30, 2008, forfeitures were estimated at 5%.
     There were no stock options granted during the three-month period ended June 30, 2009. The weighted average fair value of stock options granted during the six-month period ended June 30, 2009 was $0.10. The weighted average fair value of stock options granted during the six and three-month periods ended June 30, 2008 were $0.46 and $0.36, respectively.
     A summary of the Company’s stock option plans and of changes in options outstanding under the plans for the three months ended June 30, 2009, is as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at January 1, 2009	8,345,928	$6.60
Granted	1,313,500	$0.16
Exercised	(62,500)	$0.16
Expired	(1,829,408)	$6.89
Forfeited	(6,050)	$1.34

Outstanding at June 30, 2009	7,761,470	$5.50

Vested and expected to vest at June 30, 2009	7,710,291	$5.54

Exercisable at June 30, 2009	6,737,900	$6.27

     Cash received from option exercises under all share-based payment arrangements for the three and six months ended June 30, 2009 was $10,000. There were no options exercised in the six months ended June 30 2008. Due to the availability of net operating loss carryforwards and research tax credits, tax deductions for option exercises were not recognized.
9. In-Process R&D
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
10. Income Taxes
     We have analyzed our income tax posture using the criteria required by FIN 48, Accounting for Uncertainty in Income Taxes, and concluded that there is no cumulative effect allocable to equity as a result of adopting this standard. At December 31, 2008, we have $3.06 million unrecognized tax benefit which has no net balance sheet impact.
     During the six months ended June 30, 2009, there were no material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions. We are maintaining our historical method of not accruing interest (net of related tax benefits) and penalties associated with unrecognized income tax benefits as a component of income tax expense.
     The tax returns for all years in our major tax jurisdictions are not settled as of January 1, 2009; no changes in settled tax years have occurred through June 30, 2009. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), we treat all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
     We are a clinical-stage pharmaceutical company committed to developing primarily ENMD-2076, an Aurora A and angiogenic kinase inhibitor for the treatment of cancer. ENMD-2076 is currently in Phase 1 studies in advanced cancers, multiple myeloma and leukemia. Our other therapeutic candidates include MKC-1, an oral cell-cycle inhibitor with activity against tubulin and the mTOR pathway currently in multiple Phase 2 clinical trials for cancer, and ENMD-1198, a novel antimitotic agent currently in Phase 1 studies in advanced cancers. We also have an approved IND application for Panzem® in rheumatoid arthritis (“RA”).
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
     The FDA has accepted our IND for 2ME2 in RA, which included an extensive human safety dossier on 300 patients from the oncology studies. We believe that Panzem® for RA represents a safe, orally-administered, small molecule alternative to current biologicals and a potential “first-in-class” cross-over opportunity from oncology. In 2008, we completed a healthy volunteer clinical trial for Panzem and are seeking a development partner to manage larger multi-arm Phase 2 and Phase 3 studies.
     To date, we have been engaged in research and development activities. As a result, we have incurred operating losses through June 30, 2009 and expect to continue to incur operating losses for the foreseeable future before commercialization of any products. To accomplish our business goals, we, or prospective development partners, will be required to conduct substantial development activities for all proposed products that we intend to pursue to commercialization. We intend to continue to pursue strategic relationships to provide resources for the further development of our product candidates. There can be no assurance, however, that these discussions will result in relationships or additional funding. In addition, we will continue to seek capital through the public or private sale of securities. There can be no assurance that we will be successful in seeking such additional capital.
     On April 4, 2008, we received a letter from The NASDAQ Stock Market LLC (“NASDAQ”) advising that for the previous 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market.
     On September 22, 2008, we submitted an application to transfer the trading of our common stock to the NASDAQ Capital Market, and our common stock began trading on the NASDAQ Capital Market on October 3, 2008. The NASDAQ Capital Market operates in substantially the same manner as The NASDAQ Global Market. Our trading symbol remains as “ENMD” and the trading of our stock was unaffected by the transfer.
     NASDAQ has suspended the enforcement of the minimum bid price rule, due to the current extraordinary market conditions, until July 31, 2009. Since we had 166 calendar days remaining in our bid price compliance period when the suspension began, unless the minimum bid price rules are suspended further, upon reinstatement of the rules on August 3, 2009, we will have 166 days remaining in our compliance period, or until January 15, 2010, to regain compliance with the minimum bid price standard.
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

     Additionally, we must continually maintain (1) stockholders’ equity of at least $2.5 million or (2) a minimum of $35 million in market value of our listed securities for ten consecutive trading days to be in compliance with the continued listing standards for the NASDAQ Capital Market. At June 30, 2009, our consolidated stockholders’ deficit was $416,000 and the market value of our listed securities was $43 million. We cannot guarantee that we will be able to meet either of these listing standards in the future. If we do not meet one of these NASDAQ listing requirements, we will be in a deficiency period and will submit a plan of compliance with NASDAQ. After the deficiency period, if we are unable to successfully appeal to the NASDAQ Listing Qualification Staff and Hearings Panel for an extension of time to regain compliance, our common stock could be delisted from the NASDAQ Capital Market, and we may seek a market maker to permit our stock to trade on the Over-The-Counter Bulletin Board, an electronic quotation system that displays stock quotes by market makers. There can be no assurance that our common stock would be timely admitted by a market maker for trading on that market. This alternative may result in a less liquid market available for existing and potential shareholders to buy and sell shares of our stock and could further depress the price of our stock.
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
          Any future changes to our share-based compensation strategy or programs would likely affect the amount of compensation expense recognized under SFAS 123R. Share-based compensation expense recognized in the three and six months ended June 30, 2009 totaled $85,317 and $240,450, respectively. Share-based compensation expense recognized in the comparable periods in 2008 totaled $300,735 and $518,916, respectively.
RESULTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2009 and June 30, 2008.
     Revenues. No revenues were recorded in the three and six-month periods ended June 30, 2009 and June 30, 2008. We do not expect to record revenue in 2009 until the third quarter. Our 2009 revenues, if any, will result from Celgene’s sale of Thalomid®. We earn royalties once sales of Thalomid® exceed approximately $225 million annually, pursuant to a 2001 agreement with Royalty Pharma, as noted above. Historically, we have recorded revenue from Thalomid® royalties in the third and fourth quarters of our fiscal year.
     Research and Development Expenses. Our research and development expenses for the three and six months ended June 30, 2009 totaled $1,659,000 and $3,613,000, respectively. Research and development expenses for the corresponding 2008 periods were $5,485,000 and $11,672,000, respectively. The decrease results primarily from the absence of expenditures on MKC-1 and Panzem® clinical programs and the absence of ENMD-1198 and Panzem® manufacturing costs.
     Reflected in our R&D expenses totaling $1,659,000 for the three-month period ended June 30, 2009 are direct project costs of $1,134,000 for ENMD-2076, $76,000 for MKC-1 and $17,000 for Panzem® oncology. The 2008 research and development expenses for the comparable period included $1,038,000 for ENMD-2076, $792,000 for MKC-1, $597,000 direct project costs for Panzem® oncology and $1,542,000 for ENMD-1198.
     Research and development expenses totaling $3,613,000 for the six-month period ended June 30, 2009 include direct project costs of $1,906,000 related to ENMD-2076, $338,000 related to MKC-1 and $124,000 related to Panzem® oncology. The 2008 research and development expenses for the comparable period included $1,799,000 for ENMD-2076, $1,969,000 for MKC-1, $2,342,000 for Panzem® oncology and $2,649,000 for ENMD-1198.
     ENMD-2076, an oral, Aurora A and angiogenic kinase inhibitor is in a Phase 1b dose-escalation clinical trial in patients with refractory solid tumors and a Phase 1 study in patients with multiple myeloma, and a Phase 1 study in patients with relapsed or refractory leukemia. We are currently seeking a partner for ENMD-2076 to help accelerate its development. MKC-1, an oral cell-cycle inhibitor with activity against the mTOR pathway, has been evaluated in four Phase 2 and two Phase 1 oncology trials. We have an exclusive worldwide license from Hoffman-LaRoche, Inc. (“Roche”) to develop and commercialize MKC-1. ENMD-1198, an antimitotic agent, is nearing completion of a Phase 1 dose-escalation clinical trial in patients with refractory solid tumors.
     At June 30, 2009, accumulated direct project expenses for Panzem® were $54,242,000, direct ENMD-1198 project expenses totaled $13,060,000; accumulated direct project expenses for MKC-1 totaled $10,295,000, since acquired; and for ENMD-2076, accumulated project expenses totaled $11,028,000. Our R&D expenses also include non-cash stock-based compensation, pursuant to the adoption of SFAS 123R, totaling $24,000 and $81,000, respectively, for the three and six months ended June 30, 2009 and $65,000 and $121,000 for the respective corresponding 2008 periods. The balance of our R&D expenditures includes facilities costs and other departmental overhead, and expenditures related to the advancement of our pre-clinical programs.

     The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. As of June 30, 2009, we have three proprietary product candidates in clinical development including ENMD-2076, which is currently in Phase 1 studies in advanced cancers, multiple myeloma and leukemia, MKC-1, which is in multiple Phase 2 clinical trials for cancer, and ENMD-1198 which is currently in Phase 1 studies in advanced cancers. We also have an approved Investigational New Drug Application (IND) for the use of Panzem® in rheumatoid arthritis (RA) treatment. We expect a decline in our research and development expenses during the remainder of fiscal 2009, as research conducted within EntreMed through year-end 2009 will be focused specifically on the support of the clinical development of ENMD-2076. We will continue to conduct research on ENMD-2076 in order to comply with stipulations made by the FDA, as well as to increase understanding of the mechanism of action and toxicity parameters of ENMD-2076 and its metabolites. Completion of clinical development may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. Currently, we are not conducting further new clinical trials for the development of MKC-1 or ENMD-1198.
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
     Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development expenses decreased to $1,659,000 in the three months ended June 30, 2009 from $5,485,000 for the corresponding period in 2008. Research and development expenses decreased to $3,613,000 in the six months ended June 30, 2009 from $11,672,000 for the corresponding period in 2008. Expenditures during the three and six months ended June 20, 2009 were specifically impacted by the following:
-	Outside Services — We utilize outsourcing to conduct our product development activities. Larger-scale small molecule synthesis, in vivo testing and data analysis are examples of the services that we outsource. In the three-month period ended June 30, 2009, we expended $136,000 on these activities versus $378,000 in the same 2008 period. For the six-month period ended June 20, 2009 outside services were $321,000 compared to $773,000 for the same 2008 period. The decrease primarily reflects the absence in 2009 of analytical testing and preclinical support services in 2ME2 (2-methoxyestradiol) and ENMD-1198 studies.

-	Clinical Trial Costs — Clinical trial costs decreased to $565,000 in the three months ended June 30, 2009 from $1,094,000 in the three-month period ended June 30, 2008. Clinical trial costs for the six-month period ended June 30, 2009 decreased to $1,008,000 from $2,838,000 for the comparable 2008 period. The decrease is primarily related to the Company’s restructuring and the recent reprioritization of our clinical programs, focusing on the clinical development of ENMD-2076. The six-month period ended June 30, 2008 included expenses associated with expansion of our MKC-1 clinical program and also the initial clinical expenses related to ENMD-2076. Costs of such trials include the clinical site fees, monitoring costs and data management costs.

-	Contract Manufacturing Costs — The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, and product release costs. Contract manufacturing costs for the three months ended June 30, 2009 decreased to $66,000 from $1,381,000 during the same period in 2008. For the six-month period ended June 30, 2009, manufacturing costs decreased to $223,000 from $2,795,000 for the comparable 2008 period. The decrease reflects the absence of contract manufacturing activities for ENMD-1198 and Panzem® NCD. Fluctuations in our contract manufacturing costs from period to period result from the timing of manufacturing activities.
     Also reflected in our research and development expenses for the three-month period ended June 30, 2009 are personnel costs of $507,000, patent costs of $87,000 and facility and related expenses of $143,000. In the corresponding 2008 period, these expenses totaled $1,517,000, $153,000 and $379,000, respectively. For the six-month period ended June 30, 2009, personnel costs were $1,132,000, patent costs were $256,000 and facility and related expenses were $375,000. In the corresponding 2008 period, these expenses totaled $3,020,000, $304,000 and $749,000, respectively. These decreased expenses result from our corporate restructuring at the end of 2008, which significantly reduced our research and development staff and our facility rental costs.
     General and Administrative Expenses. General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.
     General and administrative expenses decreased to $1,011,000 in the three-month period ended June 30, 2009 from $1,740,000 in the corresponding 2008 period. For the six-month period, general and administrative expenses decreased in 2009 to $2,170,000 from $3,723,000 for the corresponding 2008 period. The decrease in 2009 is primarily related to our corporate restructuring which eliminated four corporate officer positions in December 2008. Such corporate officer positions have not been filled to date.
     Interest expense. Interest expense decreased to approximately $400,000 in the three month period ended June 30, 2009 from approximately $575,000 in the corresponding 2008 period. For the six-month period, interest expense decreased in 2009 to $854,000 from $1,150,000 for the corresponding 2008 period. Interest expense relates to a financing transaction with General Electric Capital Corporation (GECC) in September, 2007, as further described in footnote 6.
     Investment income. Investment income decreased by 92% in the three-month period ended June 30, 2009 to $19,000 from $229,000 in the corresponding 2008 period. Investment income decreased by 89% in the six-month period ended June 30, 2009 to $69,000 from $628,000 in the corresponding 2008 period, as a result of lower yields on lower invested balances in interest bearing cash accounts and investments during the 2009 period.
     Dividends on Series A convertible preferred stock. The Consolidated Statement of Operations for the three and six-month periods ended June 30, 2009 and 2008 reflect a dividend of $251,250 and $502,500, respectively, relating to Series A Convertible Preferred Stock held by Celgene pursuant to a Securities Purchase Agreement dated December 31, 2002. The holders of Series A Preferred Stock accumulate dividends at an annual rate of 6% and will participate in dividends declared and paid on our common stock, if any. All accumulated dividends must be paid before any dividends may be declared or paid on the common stock. The Company has no plans to pay any dividends in the foreseeable future.
LIQUIDITY AND CAPITAL RESOURCES
     To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses in 2009 and the foreseeable future before we commercialize any products. In January 2006, we acquired Miikana Therapeutics, a private biotechnology company, in exchange for 9.96 million shares of our common stock and the assumption of certain obligations of Miikana. We acquired certain drug candidates in connection with the acquisition, including the lead molecule in the Aurora Kinase Program, ENMD-2076, which advanced into clinical development in 2008. ENMD-2076 is a kinase inhibitor with activity towards Aurora A and multiple other kinases linked to promoting cancer. The dosing of the first patient in ENMD-2076 trials triggered a milestone payment of $2 million to the former Miikana stockholders. In June 2008, 2,564,105 shares of common stock were issued to the former Miikana stockholders as consideration for the satisfaction of the milestone payment. Under the terms of the merger agreement, the former Miikana stockholders may earn up to an additional $16 million of potential payments upon the satisfaction of additional clinical and regulatory milestones. If ENMD-2076 successfully completes Phase 1 clinical trials and advances to Phase 2, the dosing of the first patient will trigger an additional milestone payment of $3 million, which could occur in 2010 and can be paid in cash or stock at our sole discretion. Through the acquisition, we also acquired rights to MKC-1, a Phase 2 clinical candidate licensed from Roche by Miikana in April 2005. Under the terms of the agreement, Roche may be entitled to receive future payments upon successful attainment of certain clinical, regulatory and commercialization milestones; however, we do not expect to trigger any of these milestone payments.
     In September 2007, we entered into a $20 million term loan agreement with General Electric Capital Corporation (the “Term Loan”). The Term Loan accrues interest in arrears at a fixed annual rate of 10.47%. For additional information on the Term Loan, please see footnote 6 of the Notes to the Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.
     At June 30, 2009, we had cash and short-term investments of $15,154,973 with working capital of $4,420,417. We invest our capital resources with the primary objective of capital preservation. As a result of trends in interest rates, we have invested in some securities with maturity dates of more than 90 days to enhance our investment yields. As such, some of our invested balances are classified as short-term investments rather than cash equivalents in our consolidated financial statements at June 30, 2009.

     To accomplish our business plans, we will be required to continue to conduct substantial development activities for ENMD-2076 and remaining development activities for our other clinical product candidates. Under our operating plans for 2009, we expect to have ENMD-2076, our leading program, and two other compounds under clinical investigation and we expect our 2009 results of operations to reflect a net loss of approximately $7,000,000, including non-cash charges of approximately $1,600,000. These projections are subject to judgment and estimation and could significantly change. In early 2008, we reached the decision to curtail our development of Panzem® NCD in oncology, although we continue to evaluate the use of this compound for the treatment of rheumatoid arthritis. We plan to complete the open Panzem® NCD oncology trials without the enrollment of additional patients, and will not initiate new trials in oncology. In addition, we plan to continue to pursue the clinical development of ENMD-2076 in oncology and complete clinical activities currently underway for MKC-1 and ENMD-1198, although we may delay development beyond the current stage of one or more of these programs if financial market conditions remain uncertain.
     We expect that the majority of our 2009 revenues will continue to be from royalties on the sales of Thalomid®. Thalomid® is sold by a third-party, and we have no control over such party’s sales efforts or the resources devoted to Thalomid® sales. Based on historical trends and analyst consensus for Thalomid® sales, we expect to record royalty-sharing revenues of an aggregate of approximately $7.0 million in 2009 during the third and fourth fiscal quarters; however, there can be no assurance in this regard. In addition, under our licensing agreement with Oxford Biomedica, PLC and Oxford Biomedica (UK) Limited Oxford, we are entitled to receive payments upon the achievement of certain milestones with respect to the development of gene therapies for ophthalmic (eye) diseases. In connection with the announced collaboration between Oxford Biomedica and Sanofi Aventis which included certain compounds that are governed by our licensing agreement, we expect to receive a share of the upfront payment received by Oxford Biomedica. However, we do not control the drug development efforts of Oxford and have no information or control over when or whether any milestones will be reached. To date, we have not received any milestone payments pursuant to the license agreement with Oxford Biomedica.
     Based on our assessment of our current capital resources coupled with anticipated inflows, in the absence of additional financing, we believe that we will have adequate resources to fund planned operations for at least twelve months from June 30, 2009. Our estimate may change, however, based on our decisions with respect to future clinical trials related to our product candidates, the timing of milestone payments, developments in our business including the acquisition of additional intellectual property, other investments in new or complimentary technology, and our success in executing our current business plan.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of June 30, 2009.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
     Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Executive Chairman and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 19334, as amended (“Exchange Act”) were effective as of June 30, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Executive Chairman and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.
     Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
     Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          (a) The Company’s annual meeting of stockholders was held on June 11, 2009 (the Annual Meeting).
          (b) Not applicable.
          (c) At the Annual Meeting, the stockholders considered and approved the following proposals:
               (i) Election of Directors. The following sets forth the nominees who were elected Directors of the Company for a three-year term expiring in 2012, as well as the number of votes cast for or withheld:

Year Term
Expires	Name	Votes For	Votes Withheld
2012	Michael M. Tarnow	86,566,248	3,578,145
2012	Dwight L. Bush	88,073,372	2,071,021
          Following the Annual Meeting, the terms of office of our other directors, Donald S. Brooks, Jennie C. Hunter-Cevera, Peter S. Knight and Mark C. M. Randall, continued.
               (ii) An amendment to the Company’s 2001 Long-Term Incentive Plan increasing from 9,250,000 to 10,250,000 the number shares of Common Stock reserved for issuance thereunder. The voting results for such proposal were as follows:

Votes
For	42,928,419
Against	4,694,090
Abstain	131,050
Broker Non-Votes	42,390,835

               (iii) Ratification of Appointment of Ernst & Young LLP. At the Annual Meeting, stockholders approved the ratification of the selection of Ernst & Young LLP as the Company’s independent auditor. The voting results for such proposal were as follows:

Votes
For	88,903,001
Against	1,151,857
Abstain	89,532
Broker Non-Votes	0
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

ENTREMED, INC.
(Registrant)

Date: August 6, 2009	/s/ Michael M. Tarnow Michael M. Tarnow
Executive Chairman

Date: August 6, 2009	/s/ Kathy R. Wehmeir-Davis Kathy R. Wehmeir-Davis
Principal Accounting Officer

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification of Executive Chairman

31.2	Rule 13a-14(a) Certification of Principal Accounting Officer

32.1	Section 1350 Certification of Executive Chairman

32.2	Section 1350 Certification of Principal Accounting Officer