Form 10-Q
period 2009-09-30
ENTREMED INC
filed 2009-11-16
CIK 895051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at November 6, 2009
Common Stock $.01 Par Value	88,655,518

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
Our forward-looking statements are based on information available to us today, and we will not update these statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date thereof, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to: the early stage of our product candidates under development operating losses and anticipated future losses; the volatility of our common stock; the possibility that we may be delisted from the Nasdaq Capital Market; our ability to continue as a going concern if we are unable to secure additional financing, whether by entering into strategic partnerships, out-licensing products, completing an outright sale of assets or selling equity or debt securities; the continuing deterioration of the credit and capital markets and the effect on our ability to raise capital; restrictions imposed by our loan agreement; intense competition and rapid technological change in the biopharmaceutical industry; uncertainties relating to our patent and proprietary rights; uncertainties relating to clinical trials: estimated clinical trial commencement date; government regulation; and uncertainties of obtaining regulatory approval on a timely basis or at all. Additional information about the factors and risks that could affect our business, financial condition and results of operations, are contained in our filings with the U.S. Securities and Exchange Commission (SEC), which are available at www.sec.gov.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EntreMed, Inc.
Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,973,516	$16,743,129
Short-term investments	1,054,051	7,548,044
Accounts receivable, net of allowance for doubtful accounts of $72,145 at September 30, 2009 and $54,145 at December 31, 2008	3,299,883	3,880,108
Interest receivable	185	37,402
Prepaid expenses and other	300,959	383,538

Total current assets	13,628,594	28,592,221

Property and equipment, net	188,162	263,715
Other assets	30,378	67,459

Total assets	$13,847,134	$28,923,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,229,562	$3,496,198
Accrued liabilities	655,943	2,584,327
Current portion of loan payable	8,335,318	7,708,451
Current portion of deferred rent	—	20,763

Total current liabilities	11,220,823	13,809,739

Loan payable, less current portion	2,929,888	9,191,490

Total liabilities	14,150,711	23,001,229

Stockholders’ (deficit) equity:
Convertible preferred stock, $1.00 par value; 5,000,000 shares authorized and 3,350,000 shares issued and outstanding at September 30, 2009 and December 31, 2008 (liquidation value — $33,500,000 at September 30, 2009 and December 31, 2008	3,350,000	3,350,000
Common stock, $.01 par value: 170,000,000 shares authorized at September 30, 2009 and December 31, 2008: 88,655,518 and 88,489,278 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	886,555	884,893
Additional paid-in capital	367,957,984	367,689,943
Treasury stock, at cost: 874,999 shares held at September 30, 2009 and December 31, 2008	(8,034,244)	(8,034,244)
Accumulated other comprehensive income	(70,803)	(58,391)
Accumulated deficit	(364,393,069)	(357,910,035)

Total stockholders’ (deficit) equity	(303,577)	5,922,166

Total liabilities and stockholders’ deficit equity	$13,847,134	$28,923,395

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Revenues:
Royalties	$3,300,000	$3,500,000	$3,300,000	$3,500,000
Other	368,333	1,307	368,333	1,307

	$3,668,333	$3,501,307	$3,668,333	$3,501,307

Costs and expenses:
Research and development	2,326,969	4,957,067	5,939,903	16,629,127
General and administrative	911,816	1,551,900	3,082,270	5,274,585
In-Process R&D	—	—	—	2,000,000

	3,238,785	6,508,967	9,022,173	23,903,712

Investment income	—	168,444	68,931	796,682
Interest expense	(344,634)	(558,661)	(1,198,125)	(1,708,753)

Net Income (Loss)	84,914	(3,397,877)	(6,483,034)	(21,314,476)

Dividends on Series A convertible preferred stock	(251,250)	(251,250)	(753,750)	(753,750)

Net loss attributable to common shareholders	$(166,336)	$(3,649,127)	$(7,236,784)	$(22,068,226)

Net loss per share (basic and diluted)	$(0.00)	$(0.04)	$(0.08)	$(0.26)

Weighted average number of common shares outstanding (basic and diluted)	87,778,236	87,728,644	87,749,168	86,060,438
See accompanying notes.

EntreM,ed, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	NINE MONTH PERIOD ENDED
	SEPTEMBER 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,483,034)	$(21,314,476)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	75,553	246,371
Write-off of in-process R&D	—	2,000,000
Amortization of discount on short-term investments	(21,124)	(535,597)
Stock-based compensation expense	280,153	746,946
Non-cash interest	107,358	153,123
Changes in operating assets and liabilities:
Accounts receivable	580,225	374,772
Interest receivable	37,217	105,636
Prepaid expenses and other	82,582	71,329
Deferred rent	(20,763)	(88,451)
Accounts payable	(1,266,637)	(560,149)
Accrued liabilities	(1,928,385)	(87,648)

Net cash used in operating activities	(8,556,855)	(18,888,144)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short term investments	(7,992,859)	(44,075,859)
Maturities of short term investments	14,500,000	45,775,000
Unrealized loss on short term investments	(4,436)	—
Purchases of furniture and equipment	—	(134,065)

Net cash provided by investing activities	6,502,705	1,565,076

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance costs	(10,450)	(71,955)
Repayment of loan	(5,705,013)	(1,177,156)

Net cash used in financing activities	(5,715,463)	(1,249,111)

Net decrease in cash and cash equivalents	(7,769,613)	(18,572,179)
Cash and cash equivalents at beginning of period	16,743,129	29,675,899

Cash and cash equivalents at end of period	$8,973,516	$11,103,720

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,090,678	$1,555,630
Non-cash investing activity:
Stock issued in connection with milestone payment related to the Miikana acquisition	$—	$2,000,000
See accompanying notes.

ENTREMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 (unaudited)
1. Basis of Presentation
          Our accompanying 2009 unaudited consolidated financial information includes the accounts of our controlled subsidiary, Miikana Therapeutics, Inc. (Miikana). All intercompany balances and transactions have been eliminated in consolidation. In preparing the accompanying unaudited consolidated financial statements, the Company has evaluated and disclosed material subsequent events that have occurred after September 30, 2009 through the issuance of the financial statements, which occurred on November 16, 2009.
          The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to our audited consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2008.
          The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financials. However, we have incurred losses since inception and we expect to generate losses from operations through 2010. We had an accumulated deficit of $364.4 million as of September 30, 2009. For the three- and nine-month periods ended September 30, 2009, we sustained net losses attributable to common stockholders of $166,000 and $7.2 million, respectively. For the three- and nine-month periods ended September 30, 2008, we sustained net losses attributable to common stockholders of $3.6 million and $22.1 million, respectively. These factors, among others, indicate that we may be unable to continue as a going concern. Our ability to continue as a going concern is contingent upon our ability to meet our liquidity requirements. Based on current plans, we estimate that our cash and cash equivalents will not be sufficient to cover our estimated funding needs for 2010. We would need to raise additional capital to continue our business operations as currently conducted and fund deficits in operating cash flows. We may raise additional capital to finance the development of our business operations, although such capital raising activity cannot be assured. If additional funds are raised by issuing equity securities, dilution to existing shareholders may result. If we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate some or all of our research and development programs.
          The Company may explore one or more of the following alternatives for accessing additional funding: (1) out-licensing technologies or product candidates to one or more corporate partners; (2) completing an outright sale of assets; (3) securing debt financing, and/or (4) selling additional equity securities. While there is no assurance that we will raise capital sufficient to enable us to continue to conduct our operations for the next twelve months, based on the Company’s current initiatives, we believe we will be able to realize or secure adequate funding by the end of the fiscal year to enable the Company to remain a going concern through 2010. These financial statements do not give effect to any adjustments to the amounts and classifications of assets and liabilities which might be necessary should we be unable to continue as a going concern.
2. Restructuring
          On December 15, 2008, the Company announced its plan to focus and accelerate the Company’s clinical objectives for ENMD-2076 as its leading program and effectively become a clinically-focused operation, thereby lowering operating costs and preserving capital. In connection with that plan, the Company reduced its workforce to align with the new business structure. The workforce reductions resulted in the elimination of approximately sixty percent of the Company’s total positions across all areas of business and were substantially completed by December 31, 2008. The Company has accounted for this restructuring as proscribed by ASC Topic 712, Compensation-Nonretirement Post Employment Benefits, (formerly SFAS No. 112) and ASC Topic 420, Exit or Disposal Cost Obligations, (formerly SFAS No. 146). Accordingly, the Company incurred charges for severance and related benefits totaling $1,749,000 in the fourth quarter of 2008, which is included in accrued liabilities at December 31, 2008.
          A summary of changes in the accrued liability during the nine months ended September 30, 2009, is as follows:

	R&D	G&A
	Expenses	Expenses

Balance at December 31, 2008			$1,748,634
Termination benefits incurred	$42,768	$—	42,768
Cash payments	(763,358)	(796,946)	(1,560,304)

Balance at September 30, 2009			$231,098

          Restructuring expenses paid in the three months ended September 30, 2009 are $427,000, of which, approximately $315,000 have been expensed as general and administrative costs and $112,000 have been expensed as research and development costs. Cumulative costs incurred with respect to the restructuring are $1,791,000, of which, approximately $1,028,000 have been expensed as general and administrative costs and $763,000 have been expensed as research and development costs. We do not expect to incur additional costs in connection with this one-time termination.
3. Recent Accounting Pronouncements
          Effective January 1, 2009, the Company adopted the guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of ASC Topic 815, Derivatives and Hedging (formerly SFAS 133). The adoption of this guidance did not have a material impact on our results of operations or financial position.

          In April 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under ASC Topic 805, Business Combinations (formerly FSP SFAS 141(R)-1). Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. The adoption of this pronouncement will change the accounting treatment and disclosures for certain items in a business combination, but the effect on the Company will depend upon the specifics of any business combination.
          In April 2009, the FASB issued authoritative guidance under ASC Topic 320, Investments-Debt and Equity Securities (formerly FAS 115-2 and FAS 124-2), which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
          In April 2009, the FASB issued additional authoritative guidance for estimating fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (formerly FSP SFAS 157) when the volume and level of activity for the asset or liability have significantly decreased. Also included is guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this pronouncement, which is effective for periods ending after June 15, 2009, did not have a material impact on our financial position and results of operations.
          In May 2009, the FASB issued guidance regarding subsequent events under ASC Topic 855, Subsequent Events (formerly SFAS No. 165), which is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this pronouncement, which is effective for financial statements issued for interim and annual financial periods ending after June 15, 2009, did not have a material impact on our financial position and results of operations. See Note 1 for the Company’s disclosure regarding its evaluation of subsequent events.
          On June 30, 2009, the Company adopted authoritative guidance under the scopes of ASC Topic 825, Financial Instruments (formerly FAS 107-1) and ASC Topic 270, Interim Reporting (formerly APB 28-1) which requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the methods and significant assumptions used to estimate the fair value. Other than the required disclosures (see the Debt note), the adoption of this guidance had no impact on the Company’s consolidated financial statements.

          In June 2009, the FASB issued The FASB Accounting Standards Codification, (Codification) which is the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification did not change or alter existing GAAP and therefore, did not have an impact on the Company’s consolidated balance sheets, statements of operations and cash flows.
          We have implemented all new accounting pronouncements that are in effect and that may impact our consolidated financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial statements.
4. Short-Term Investments
          The Company accounts for short-term investments in accordance with ASC Topic 320, Investments-Debt and Equity Securities (formerly SFAS 115). Short-term investments consist primarily of corporate debt securities, all of which mature within one year. The Company has classified these investments as available for sale. Such securities are carried at fair market value. The cost of securities sold is calculated using the specific identification method. Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity. Net unrealized losses of $12,413 and $140,579 were recorded for the nine months ended September 30, 2009 and 2008, respectively. Accumulated other comprehensive loss totaled $70,803 at September 30, 2009. Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations. There were no realized gains or losses for the nine months ended September 30, 2009 or 2008. Short-term investments are principally uninsured and subject to normal credit risk.
          The following is a summary of available-for-sale securities at September 30, 2009:

	Available-for-Sale Securities
				Estimated Fair
		Gross	Gross	Value (Net
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gains	Losses	Amount)

Commercial Paper	$—	$—	$—	$—
Government-sponsored Enterprise Obligations	999,347	653		1,000,000
Equity Securities	125,000		(70,949)	54,051

Total	$1,124,347	$653	$(70,949)	$1,054,051

5. Loan Payable
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
          The Term Loan will accrue interest in arrears at a fixed annual interest rate of 10.47% until the Term Loan is fully repaid. The Company paid interest of $313,703 and $508,630 in the three months ended September 30, 2009 and 2008, respectively. The Company paid interest of $1,090,678 and $1,555,630 in the nine months ended September 30, 2009 and 2008, respectively.
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
          The Loan Agreement contains customary affirmative and negative covenants. The Company was in compliance with such covenants as of September 30, 2009.
          The Warrants are exercisable by the Lenders until September 12, 2012 at an exercise price of $2.00 per share. The fair value of the Warrants issued was $190,000, calculated using a Black-Scholes value of $.76 with an expected and contractual life of 5 years, an assumed volatility of 98%, and a risk-free interest rate of 4.11%. The value of the Warrants, and an upfront underwriting fee of $100,000 paid to one of the Lenders, are recorded as a discount on the loan and are amortized as interest expense over the life of the loan. The Company also incurred certain debt issuance costs that were deferred and are included in other assets in the Company’s balance sheet as of September 30, 2009. Amortization of these fees and the discount results in an effective interest rate of 11.40%. Non-cash interest expense related to the amortization of debt issuance costs and debt discount was $30,842 and $50,031 for the three months ended September 30, 2009 and 2008, respectively. Non-cash interest expense related to the amortization of debt issuance costs and debt discount was $107,357 and $153,123 for the nine months ended September 30, 2009 and 2008, respectively.

          The carrying value and estimated fair value of debt, before discount, were $11,313,000 and approximately $11,520,000, respectively, at September 30, 2009. The fair value was estimated based on the quoted market price.
6. Fair Value Measurement
          We adopted guidance under the scope of ASC Topic 820, Fair Value Measurements and Disclosures (formerly SFAS 157) effective January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability (“the exit price”) in an orderly transaction between market participants at the measurement date. The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value, we primarily use prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”). We have determined that our fair value measurements are in accordance with the guidance; therefore, the implementation of ASC Topic 820 did not have any impact on our consolidated financial condition or results of operations. The implementation of ASC Topic 820 resulted in expanded disclosures about securities measured at fair value, as discussed below.
          The guidance established a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”). We currently do not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy, defined as follows:
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

          In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of September 30, 2009:

		Fair Value Measurements at September 30, 2009
	Total Carrying			Significant
	Value at	Quoted prices in	Significant other	unobservable
	September 30,	active markets	observable inputs	inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$7,106,218	$7,106,218	$—	$—
Available for sale securities*	1,054,051	54,051	1,000,000	—

*	Unrealized gains and losses related to available for sale securities are reported as accumulated other comprehensive income (loss), as disclosed in footnote 4.
          The Company’s Level 1 assets include money market instruments and equity securities with quoted prices in active markets. Level 2 assets include government-sponsored enterprise securities, commercial paper and mortgage-backed securities. The Level 2 securities are valued using matrix pricing, which is an acceptable, practical expedient under ASC Topic 820 for inputs.
          Effective January 1, 2008, the Company adopted authoritative guidance under the scope of ASC Topic 825, Financial Instruments (formerly SFAS No. 159), which allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The guidance in ASC Topic 825 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We did not elect the fair value option for any financial assets or liabilities and, therefore, adoption of the provisions of ASC Topic 825 did not have a material effect on our consolidated financial statements.
7. Share-Based Compensation
          The Company has adopted incentive and nonqualified stock option plans for executive, scientific and administrative personnel of the Company as well as outside directors and consultants, of which 2,522,553 shares remain available for grant under the Company’s 2001 Long-Term Incentive Plan as of September 30, 2009. There are 7,756,245 shares issuable under options previously granted under the plans and currently outstanding, with exercise prices ranging from $0.16 to $58.38. Options granted under the plans vest over periods varying from immediately to three years, are not transferable and generally expire ten years from the date of grant.
          The Company records compensation expense associated with stock options and other equity-based compensation in accordance with provisions of ASC Topic 718, Stock Compensation (formerly SFAS 123R and SAB 107). Compensation costs are recognized based on a straight-line method over the requisite service period, which is generally the option vesting term of three years.
          As a result of the adoption of guidance in ASC Topic 718, the Company’s net loss for the nine months ended September 30, 2009 and September 30, 2008 includes compensation expense of $280,153 and $746,946, respectively, related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2009	2008
Research and development	$94,505	$186,438
General and administrative	185,648	560,508

Share-based compensation expense	$280,153	$746,946

Net share-based compensation expense, per common share:
Basic and diluted	$0.003	$0.009

The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of stock options granted to employees. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award.
     Following are the weighted-average assumptions used in valuing the stock options granted to employees during the nine-month periods ended September 30, 2009 and 2008:

	NINE MONTH PERIOD ENDED
	SEPTEMBER 30,
	2009	2008
Expected volatility	78.02%	72.84%
Risk-free interest rate	2.08%	4.69%
Expected term of option	5 years	5 years
Forfeiture rate*	5.00%	5.00%
Expected dividend yield	0.00%	0.00%

* -	ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the nine-month periods ended September 30, 2009 and September 30, 2008, forfeitures were estimated at 5%.
          There were no stock options granted during the three-month period ended September 30, 2009. The weighted average fair value of stock options granted during the nine-month period ended September 30, 2009 was $0.10. There were no stock options granted during the three-month period ended September 30, 2008. The weighted average fair value of stock options granted during the nine-month period ended September 30, 2008 was $0.46.

          A summary of the Company’s stock option plans and of changes in options outstanding under the plans for the nine months ended September 30, 2009, is as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at January 1, 2009	8,345,928	$6.60
Granted	1,313,500	$0.16
Exercised	(66,875)	$0.16
Expired	(1,830,258)	$6.89
Forfeited	(6,050)	$1.34

Outstanding at September 30, 2009	7,756,245	$5.50

Vested and expected to vest at September 30, 2009	7,705,173	$5.54

Exercisable at September 30, 2009	6,734,803	$6.27

          Cash received from option exercises under all share-based payment arrangements for the three and nine months ended September 30, 2009 was $700 and $10,700, respectively. There were no options exercised in the nine months ended September 30 2008. Due to the availability of net operating loss carryforwards and research tax credits, tax deductions for option exercises were not recognized.
8. In-Process R&D
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
9. Income Taxes
          We have analyzed our income tax posture using the criteria required by ASC Topic 740, Income Taxes (formerly FIN 48), and concluded that there is no cumulative effect allocable to equity as a result of adopting this guidance. At December 31, 2008, we have $3.06 million unrecognized tax benefit which has no net balance sheet impact.
          During the nine months ended September 30, 2009, there were no material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions. We are maintaining our historical method of not accruing interest (net of related tax benefits) and penalties associated with unrecognized income tax benefits as a component of income tax expense.

          The tax returns for all years in our major tax jurisdictions are not settled as of January 1, 2009; no changes in settled tax years have occurred through September 30, 2009. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), we treat all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.
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
          To date, we have been engaged in research and development activities. As a result, we have incurred operating losses through September 30, 2009 and expect to continue to incur operating losses for the foreseeable future before commercialization of any products. To accomplish our business goals, we, or prospective development partners, will be required to conduct substantial development activities for all proposed products that we intend to pursue to commercialization. We intend to continue to pursue strategic relationships to provide resources for the further development of our product candidates. There can be no assurance, however, that these discussions will result in relationships or additional funding. In addition, we will continue to seek capital through the public or private sale of securities. There can be no assurance that we will be successful in seeking such additional capital.
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
          NASDAQ suspended the enforcement of the minimum bid price rule, due to the current extraordinary market conditions, until July 31, 2009. Upon reinstatement of the rule on August 3, 2009, under NASDAQ rules, we have 166 days remaining in our compliance period, or until January 15, 2010, to regain compliance with the minimum bid price standard.
          In order to regain compliance with the $1.00 minimum closing bid price, the closing price of our common stock must be at least $1.00 for a minimum of 10 consecutive business days. In the event that our common stock continues to trade under $1.00, we will consider all alternatives in order to maintain the public trading status of our stock.
          Additionally, we must continually maintain (1) stockholders’ equity of at least $2.5 million or (2) a minimum of $35 million in market value of our listed securities for ten consecutive trading days to be in compliance with the continued listing standards for the NASDAQ Capital Market. At September 30, 2009, our consolidated stockholders’ deficit was $304,000 and the market value of our listed securities was $39.9 million. There can be no assurance that we will be able to meet either of these listing standards in the future. If we do not meet one of these NASDAQ listing requirements, we will be in a deficiency period and will submit a plan of compliance with NASDAQ. After the deficiency period, if we are unable to successfully appeal to the NASDAQ Listing Qualification Staff and Hearings Panel for an extension of time to regain compliance, our common stock could be delisted from the NASDAQ Capital Market, and we may seek a market maker to permit our stock to trade on the Over-The-Counter Bulletin Board, an electronic quotation system that displays stock quotes by market makers. There can be no assurance that our common stock would be timely admitted by a market maker for trading on that market. This alternative may result in a less liquid market available for existing and potential shareholders to buy and sell shares of our stock and could further depress the price of our stock.
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

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES
          The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Our critical accounting policies, including the items in our financial statements requiring significant estimates and judgments, are as follows:
-	Revenue Recognition — We recognize revenue in accordance with ASC Topic 605, Revenue Recognition (formerly SAB 104), whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured.
-	Royalty Revenue — Royalties from licenses are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured. We expect that the majority of our 2009 revenues will be from royalties on the sale of Thalomid®, which we began recognizing in the third quarter. In 2004 certain provisions of a purchase agreement dated June 14, 2001 by and between Bioventure Investments kft (“Bioventure”) and the Company were satisfied, and, as a result, beginning in 2005 we became entitled to share in the royalty payments received by Royalty Pharma Finance Trust, successor to Bioventure, on annual Thalomid® sales above a certain threshold. Based on the licensing agreement royalty formula, annual royalty sharing commences with Thalomid® annual sales of approximately $225 million.
-	Research and Development — Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development costs are expensed as incurred.
-	Expenses for Clinical Trials — Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the underlying data. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes enrollment. Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and when a patient drops out of a trial. Information about patient enrollment can become available significantly after we report our expenses for clinical trials, in which case we would change our estimate of the remaining cost of a trial. Costs that are based on clinical data collection and management are recognized based on estimates of unbilled goods and services received in the reporting period. In the event of early termination of a clinical trial, we would accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

-	Stock-Based Compensation — Authoritative guidance under the scope of ASC Topic 718 requires companies to recognize expense associated with share-based compensation arrangements, including employee stock options and stock purchase plans, using a fair value-based option pricing model, and eliminates the alternative to use the intrinsic value method of accounting for share-based payments. ASC Topic 718 was effective beginning January 1, 2006. Adoption of the expense provisions of ASC Topic 718 has a material impact on our results of operations. We have applied the modified prospective transition method; accordingly, compensation expense is reflected in the financial statements beginning January 1, 2006 with no restatement of prior periods. Compensation expense is recognized for awards that are granted, modified, repurchased or cancelled on or after January 1, 2006, as well as for the portion of awards previously granted that have not vested as of January 1, 2006. Our results of operations are impacted by the recognition of non-cash expense related to the fair value of our share-based compensation awards.
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
          Any future changes to our share-based compensation strategy or programs would likely affect the amount of compensation expense recognized under ASC Topic 718. Share-based compensation expense recognized in the three and nine months ended September 30, 2009 totaled $39,703 and $280,153, respectively. Share-based compensation expense recognized in the comparable periods in 2008 totaled $228,030 and $746,946, respectively.
RESULTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2009 and September 30, 2008.
          Revenues. For the three and nine-month periods ended September 30, 2009, we have recorded estimated royalty revenues of $3,300,000 and are reporting total revenues of $3,668,000, as compared to $3,500,000 and $3,501,000, respectively, for the same periods in 2008. We recorded no revenue during the first six months of 2009 and 2008. In 2005, we reached certain milestones under our purchase agreement with Royalty Pharma Finance Trust, and began to share in the royalty payments received by Royalty Pharma on annual Thalomid® sales above a certain threshold. Based on the licensing agreement royalty formula, annual royalty sharing commences with Thalomid® annual sales of approximately $225 million. Thalomid® sales in 2009 and in 2008 surpassed the sharing point in the three-month period ended September 30. We expect to record revenues of approximately $7.0 million in 2009, as was similarly recorded in 2008.
          Research and Development Expenses. Our research and development expenses for the three and nine months ended September 30, 2009 totaled $2,327,000 and $5,940,000, respectively. Research and development expenses for the corresponding 2008 periods were $4,957,000 and $16,629,000, respectively. The decrease results primarily from the absence of expenditures on MKC-1 and Panzem® clinical programs and the absence of ENMD-1198 and Panzem® manufacturing costs.

          Reflected in our R&D expenses totaling $2,237,000 for the three-month period ended September 30, 2009 are direct project costs of $1,798,000 for ENMD-2076, $75,000 for MKC-1 and $34,000 for ENMD-1198. The 2008 research and development expenses for the comparable period included $1,087,000 for ENMD-2076, $884,000 for MKC-1, $807,000 direct project costs for Panzem® oncology and $825,000 for ENMD-1198.
          Research and development expenses totaling $5,940,000 for the nine-month period ended September 30, 2009 include direct project costs of $3,704,000 related to ENMD-2076, $413,000 related to MKC-1, $118,000 related to Panzem® oncology and $128,000 for ENMD-1198. The 2008 research and development expenses for the comparable period included $2,886,000 for ENMD-2076, $2,853,000 for MKC-1, $3,149,000 for Panzem® oncology and $3,474,000 for ENMD-1198.
          ENMD-2076, an oral, Aurora A and angiogenic kinase inhibitor, is in a Phase 1b dose-escalation clinical trial in patients with refractory solid tumors, a Phase 1 study in patients with multiple myeloma, and a Phase 1 study in patients with relapsed or refractory leukemia. We are currently seeking a partner for ENMD-2076 to help accelerate its development. MKC-1, an oral cell-cycle inhibitor with activity against the mTOR pathway, has been evaluated in four Phase 2 and two Phase 1 oncology trials. We have an exclusive worldwide license from Hoffman-LaRoche, Inc. (“Roche”) to develop and commercialize MKC-1. A Phase 1 dose-escalation clinical trial for ENMD-1198, an antimitotic agent, in patients with refractory solid tumors has been completed.
          At September 30, 2009, accumulated direct project expenses for Panzem® were $54,236,000, direct ENMD-1198 project expenses totaled $13,094,000; accumulated direct project expenses for MKC-1 totaled $10,370,000, since acquired; and for ENMD-2076, accumulated project expenses totaled $12,826,000. Our R&D expenses also include non-cash stock-based compensation, pursuant to the adoption of SFAS 123R, totaling $14,000 and $95,000, respectively, for the three and nine months ended September 30, 2009 and $65,000 and $186,000 for the respective corresponding 2008 periods. The balance of our R&D expenditures includes facilities costs and other departmental overhead, and expenditures related to the advancement of our pre-clinical programs.
          The expenditures that will be necessary to execute our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. As of September 30, 2009, we have three proprietary product candidates in clinical development including ENMD-2076, which is currently in Phase 1 studies in advanced cancers, multiple myeloma and leukemia; MKC-1, which is in multiple Phase 2 clinical trials for cancer; and ENMD-1198 which is currently in Phase 1 studies in advanced cancers. We also have an approved Investigational New Drug Application (IND) for the use of Panzem® in rheumatoid arthritis (RA) treatment. We expect our research and development expenses to decline in the last quarter of fiscal 2009, as research conducted within EntreMed will be focused specifically on the support of the clinical development of ENMD-2076. We will continue to conduct research on ENMD-2076 in order to comply with stipulations made by the FDA, as well as to increase understanding of the mechanism of action and toxicity parameters of ENMD-2076 and its metabolites. Completion of clinical development may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. Currently, we are not conducting further new clinical trials for the development of MKC-1 or ENMD-1198, and we do not intend to initiate additional new studies for these programs unless additional significant financing becomes available for these studies and we have completed the clinical data set from current active studies. This reprioritization allows us to direct the majority of our resources to the clinical development of ENMD-2076.

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
          Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing the product candidates, and facilities expenses. Research and development expenses decreased to $2,327,000 in the three months ended September 30, 2009 from $4,957,000 for the corresponding period in 2008. Research and development expenses decreased to $5,940,000 in the nine months ended September 30, 2009 from $16,629,000 for the corresponding period in 2008. Expenditures during the three and nine months ended September 30, 2009 were specifically impacted by the following:
-	Outside Services — We utilize outsourcing to conduct our product development activities. Larger-scale small molecule synthesis, in vivo testing and data analysis are examples of the services that we outsource. In the three-month period ended September 30, 2009, we expended $80,000 on these activities versus $451,000 in the same 2008 period. For the nine-month period ended September 30, 2009 outside services were $401,000 compared to $1,224,000 for the same 2008 period. The decrease primarily reflects the absence in 2009 of analytical testing and preclinical support services in 2ME2 (2-methoxyestradiol) and ENMD-1198 studies.
-	Clinical Trial Costs — Clinical trial costs decreased to $992,000 in the three months ended September 30, 2009 from $1,180,000 in the three-month period ended September 30, 2008. Clinical trial costs for the nine-month period ended September 30, 2009 decreased to $2,000,000 from $4,018,000 for the comparable 2008 period. The decrease is primarily related to the Company’s restructuring and the recent reprioritization of our clinical programs, focusing on the clinical development of ENMD-2076. The nine-month period ended September 30, 2008 included expenses associated with expansion of our MKC-1 clinical program and also the initial clinical expenses related to ENMD-2076. Costs of such trials include the clinical site fees, monitoring costs and data management costs.
-	Contract Manufacturing Costs — The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, and product release costs. Contract manufacturing costs for the three months ended September 30, 2009 decreased to $364,000 from $764,000 during the same period in 2008. For the nine-month period ended September 30, 2009, manufacturing costs decreased to $586,000 from $3,559,000 for the comparable 2008 period. The decrease reflects the absence of contract manufacturing activities for ENMD-1198 and Panzem® NCD. Fluctuations in our contract manufacturing costs from period to period result from the timing of manufacturing activities.
          Also reflected in our research and development expenses for the three-month period ended September 30, 2009 are personnel costs of $494,000, patent costs of $117,000 and facility and related expenses of $117,000. In the corresponding 2008 period, these expenses totaled $1,339,000,

$211,000 and $388,000, respectively. For the nine-month period ended September 30, 2009, personnel costs were $1,626,000, patent costs were $372,000 and facility and related expenses were $492,000. In the corresponding 2008 period, these expenses totaled $4,359,000, $514,000 and $1,138,000, respectively. These decreased expenses result from our corporate restructuring at the end of 2008, which significantly reduced our research and development staff and our facility rental costs.
          General and Administrative Expenses. General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.
          General and administrative expenses decreased to $912,000 in the three-month period ended September 30, 2009 from $1,552,000 in the corresponding 2008 period. For the nine-month period, general and administrative expenses decreased in 2009 to $3,082,000 from $5,275,000 for the corresponding 2008 period. The decrease in 2009 is primarily related to our corporate restructuring, which resulted in reductions in our headcount and eliminated four executive officer positions in December 2008. Such executive officer positions have not been opened to date.
          Interest expense. Interest expense decreased to approximately $345,000 in the three month period ended September 30, 2009 from approximately $559,000 in the corresponding 2008 period. For the nine-month period, interest expense decreased in 2009 to $1,198,000 from $1,709,000 for the corresponding 2008 period. Interest expense relates to a financing transaction with General Electric Capital Corporation (GECC) in September, 2007, as further described in footnote 6.
          Investment income. Investment income decreased by 100% in the three-month period ended September 30, 2009 to $0 from $168,000 in the corresponding 2008 period. Investment income decreased by 91% in the nine-month period ended September 30, 2009 to $69,000 from $797,000 in the corresponding 2008 period, as a result of lower yields on lower invested balances in interest bearing cash accounts and investments during the 2009 period.
          Dividends on Series A convertible preferred stock. The Consolidated Statement of Operations for the three and nine-month periods ended September 30, 2009 and 2008 reflect a dividend of $251,250 and $753,750, respectively, relating to Series A Convertible Preferred Stock held by Celgene pursuant to a Securities Purchase Agreement dated December 31, 2002. The holders of Series A Preferred Stock accumulate dividends at an annual rate of 6% and will participate in dividends declared and paid on our common stock, if any. All accumulated dividends must be paid before any dividends may be declared or paid on the common stock. The Company has no plans to pay any dividends in the foreseeable future.
LIQUIDITY AND CAPITAL RESOURCES
          To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses in 2009 and the foreseeable future before we commercialize any products. In January 2006, we acquired Miikana Therapeutics, a private biotechnology company, in exchange for 9.96 million shares of our common stock and the assumption of certain obligations of Miikana. We acquired certain drug candidates in connection with the acquisition, including the lead molecule in the Aurora Kinase Program, ENMD-2076, which advanced into clinical development in 2008. ENMD-2076 is a kinase inhibitor with activity towards Aurora A and multiple other kinases linked to promoting cancer. The dosing of the first patient in

ENMD-2076 trials triggered a milestone payment of $2 million to the former Miikana stockholders. In June 2008, 2,564,105 shares of common stock were issued to the former Miikana stockholders as consideration for the satisfaction of the milestone payment. Under the terms of the merger agreement, the former Miikana stockholders may earn up to an additional $16 million of potential payments upon the satisfaction of additional clinical and regulatory milestones. If ENMD-2076 successfully completes Phase 1 clinical trials and advances to Phase 2, the dosing of the first patient will trigger an additional milestone payment of $3 million, which could occur in 2010 and can be paid in cash or stock at our sole discretion. Through the acquisition, we also acquired rights to MKC-1, a Phase 2 clinical candidate licensed from Roche by Miikana in April 2005. Under the terms of the agreement, Roche may be entitled to receive future payments upon successful attainment of certain clinical, regulatory and commercialization milestones; however, we do not expect to trigger any of these milestone payments during the remainder of fiscal 2009 or during fiscal 2010.
          In September 2007, we entered into a $20 million term loan agreement with General Electric Capital Corporation, Merrill Lynch Capital and Oxford Finance Corporation (the “Term Loan”). The Term Loan accrues interest in arrears at a fixed annual rate of 10.47%. For additional information on the Term Loan, please see Note 5 of the Notes to the Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.
          On August 6, 2009, we filed a Form S-3 Registration Statement with the SEC utilizing a “shelf” registration process. On October 9, 2009, the Form S-3 Registration was declared effective by the SEC. Pursuant to this shelf registration statement, we may sell debt or equity securities in one or more offerings up to a total public offering price of $30.0 million. We believe that this shelf registration statement currently provides us additional flexibility with regard to potential financings that we may undertake when market conditions permit or our financial condition may require.
          At September 30, 2009, we had cash and short-term investments of $10,027,567 with working capital of $2,407,771. We invest our capital resources with the primary objective of capital preservation. As a result of trends in interest rates, we have invested in some securities with maturity dates of more than 90 days to enhance our investment yields. As such, some of our invested balances are classified as short-term investments rather than cash equivalents in our consolidated financial statements at September 30, 2009.
          To accomplish our business plans, we will be required to continue to conduct substantial development activities for ENMD-2076 and remaining development activities for our other clinical product candidates. Under our operating plans for the remainder of fiscal 2009, we expect to have ENMD-2076, our leading program, and two other compounds under clinical investigation. We anticipate our 2009 results of operations will reflect a net loss of approximately $7,000,000, including non-cash charges of approximately $1,600,000. These projections are subject to judgment and estimation and could significantly change. In early 2008, we reached the decision to curtail our development of Panzem® NCD in oncology, although we continue to evaluate the use of this compound for the treatment of rheumatoid arthritis. We plan to complete the open Panzem® NCD oncology trials without the enrollment of additional patients, and will not initiate new trials in oncology. In addition, we plan to continue to pursue the clinical development of ENMD-2076 in oncology and complete clinical activities currently underway for MKC-1 and ENMD-1198, although we may delay development beyond the current stage of one or more of these programs if financial market conditions remain uncertain.

          We expect that the majority of our 2009 revenues will continue to be from royalties on the sales of Thalomid®. Thalomid® is sold by a third-party, and we have no control over such party’s sales efforts or the resources devoted to Thalomid® sales. Based on historical trends and analyst consensus for Thalomid® sales, we expect to record royalty-sharing revenues of an aggregate of approximately $7.0 million in 2009; however, there can be no assurance in this regard. In addition, under our licensing agreement with Oxford Biomedica, PLC and Oxford Biomedica (UK) Limited Oxford, we are entitled to receive payments upon the achievement of certain milestones with respect to the development of gene therapies for ophthalmic (eye) diseases. In connection with the announced collaboration between Oxford Biomedica and Sanofi Aventis which included certain compounds that are governed by our licensing agreement, we received $368,000 during the period ending September 30, 2009, representing a share of the upfront payment received by Oxford Biomedica. We do not control the drug development efforts of Oxford and have no information or control over when or whether any milestones will be reached that would result in additional payments to us.
          The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financials. However, we have incurred losses since inception and we expect to generate losses from operations through 2010. We had an accumulated deficit of $364.4 million as of September 30, 2009. For the three- and nine-month periods ended September 30, 2009, we sustained net losses attributable to common stockholders of $166,000 and $7.2 million, respectively. For the three- and nine-month periods ended September 30, 2008, we sustained net losses attributable to common stockholders of $3.6 million and $22.1 million, respectively. These factors, among others, indicate that we may be unable to continue as a going concern. Our ability to continue as a going concern is contingent upon our ability to meet our liquidity requirements. Based on current plans, we estimate that our cash and cash equivalents will not be sufficient to cover our estimated funding needs for 2010. We would need to raise additional capital to continue our business operations as currently conducted and fund deficits in operating cash flows. We may raise additional capital to finance the development of our business operations, although such capital raising activity cannot be assured.
          We intend to explore one or more of the following alternatives to raise additional capital so that the Company can continue as a going concern through 2010:
•	out-licensing technologies or product candidates to one or more corporate partners;
•	completing an outright sale of assets;
•	securing additional debt financing, and/or
•	selling additional equity securities.
We also will consider additional actions to reduce our expenses.
          While there is no assurance that we will raise capital sufficient to enable us to continue to conduct our operations for the next twelve months, based on our assessment of our current capital resources, cost-saving initiatives and capital-raising efforts, we believe that we will be able to secure adequate resources by the end of the 2009 fiscal year to enable us to fund our planned operations through 2010. Our estimate may change, however, based on our decisions with respect to future clinical trials related to our product candidates, the timing of milestone payments, developments in our business, and our success in executing our current business plan. If we fail to obtain additional capital when needed, we may be required to delay, further scale back, or eliminate some or all of our research and development programs.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of September 30, 2009.
ITEM 4. CONTROLS AND PROCEDURES
          Evaluation of Disclosure Controls and Procedures
          Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Executive Chairman and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 19334, as amended (“Exchange Act”) were effective as of September 30, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Executive Chairman and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.
          Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

          Changes in Internal Control Over Financial Reporting
          There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               Not applicable
ITEM 5. OTHER INFORMATION
               Not applicable.
ITEM 6. EXHIBITS
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Executive Chairman

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Accounting Officer

32.1	Section 1350 Certification of Executive Chairman

32.2	Section 1350 Certification of Principal Accounting Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTREMED, INC. (Registrant)
Date: November 16, 2009	/s/ Michael M. Tarnow
Michael M. Tarnow
Executive Chairman

Date: November 16, 2009	/s/ Kathy R. Wehmeir-Davis
Kathy R. Wehmeir-Davis
Principal Accounting Officer

EXHIBIT INDEX
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Executive Chairman

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Accounting Officer

32.1	Section 1350 Certification of Executive Chairman

32.2	Section 1350 Certification of Principal Accounting Officer