Form 10-K
period 2009-12-31
ENTREMED INC
filed 2010-03-29
CIK 895051

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C., 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 30, 2009, the aggregate market value of the shares of common stock held by non-affiliates was approximately $38,148,385.

As of March 15, 2010, 95,694,736 shares of the Company’s common stock were outstanding.

Documents Incorporated By Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2009. The proxy statement is incorporated herein by reference into the following parts of the Form 10K:

Part III, Item 10, Directors, Executive Officers and Corporate Governance;
Part III, Item 11, Executive Compensation;
Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;
Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence; and
Part III, Item 14, Principal Accounting Fees and Services.

ENTREMED, INC.
FORM 10-K - FISCAL YEAR ENDED DECEMBER 31, 2009

Contents and Cross Reference Sheet

Form 10-K Part No.	Form 10-K Item No.	Description	Form 10-K Page No.
I	1	Business	3

	1A	Risk Factors	10

	1B	Unresolved Staff Comments	19

	2	Properties	20

	3	Legal Proceedings	20

	4	Reserved	20

II	5	Market for Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities	20

	6	Selected Financial Data	23

	7	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

	7A	Quantitative and Qualitative Disclosures About Market Risk	33

	8	Financial Statements and Supplementary Data	33

	9	Changes in and Disagreements with Accountants On Accounting and Financial Disclosure	33

	9A	Controls and Procedures	34

	9B	Other Information	36

III	10	Directors, Executive Officers and Corporate Governance	36

	11	Executive Compensation	36

	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	36

	13	Certain Relationships and Related Transactions, and Director Independence	37

	14	Principal Accounting Fees and Services	37

IV	15	Exhibits and Financial Statement Schedules	37

		Signatures	42
		Audited Consolidated Financial Statements	F-1

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

Actual results could differ materially from those currently anticipated due to a number of factors, including  the risk that we may be unable to continue as a going concern as a result of our inability to raise sufficient capital for our operational needs; the possibility that we may be delisted from trading on the Nasdaq Capital Market; the volatility of our common stock; risks relating to the need for additional capital and the uncertainty of securing additional funding on favorable terms; the failure to consummate a transaction to monetize our Thalomid® royalty stream for any reason, including our inability to obtain the required third-party consents; declines in actual sales of Thalomid® resulting in reduced royalty payments; risks associated with our product candidates; the early-stage products under development; results in preclinical models are not necessarily indicative of clinical results; uncertainties relating to preclinical and clinical trials, including delays to the commencement of such trials; success in the clinical development of any products; dependence on third parties; and risks relating to the commercialization, if any, of our  proposed products (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks).  Additional information about the factors and risks that could affect our business, financial condition and results of operations, are contained in Section 1A, “Risk Factors,” of this Annual Report on Form 10-K and our other filings with the U.S. Securities and Exchange Commission (SEC), which are available at www.sec.gov.

PART I

ITEM 1.     BUSINESS.

ENMD-2076

EntreMed, Inc. (“EntreMed” or “the Company”) (Nasdaq: ENMD) is a clinical-stage pharmaceutical company focused on developing ENMD-2076, an Aurora A and angiogenic kinase inhibitor for the treatment of cancer.  ENMD-2076 is currently in Phase 1 studies in advanced cancers, multiple myeloma and leukemia.  We anticipate the initiation of a Phase 2 study in ovarian cancer during the second quarter of 2010.

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

ENMD-2076 has received orphan drug designation from the United States Food and Drug Administration (the “FDA”) for the treatment of ovarian cancer, multiple myeloma and acute myeloid leukemia (“AML”).   In the United States, the Orphan Drug Act is intended to encourage companies to develop therapies for the treatment of diseases that affect fewer than 200,000 people in this country.  Orphan drug designation provides us with seven years of market exclusivity that begins once ENMD-2076 receives FDA marketing approval.  It also provides certain financial incentives that can help support the development of ENMD-2076.

The table below illustrates the current status of our product pipeline.

OTHER DRUG CANDIDATES

ENMD-2076 is the only program currently under active clinical evaluation by the Company.  The selection of ENMD-2076 as our lead product allows us to direct the majority of our resources to accelerate its clinical development.  However, we also own the intellectual property of our other early-stage therapeutic candidates.  We do not intend to initiate additional new studies for programs other than ENMD-2076 unless additional significant financing becomes available to us.  Our other therapeutic candidates include MKC-1, an oral cell-cycle inhibitor with activity against the mTOR pathway that has completed multiple Phase 2 clinical trials for cancer, and ENMD-1198, a novel antimitotic agent that has completed a Phase 1 study in advanced cancers.  We also have an approved Investigational New Drug Application (“IND”) for the use of Panzem® in rheumatoid arthritis (“RA”) treatment.  All of our candidates are multi-mechanism in that they target disease cells and the blood vessels that nourish them, which we believe can be developed to be safe and convenient, and provide the potential for improved patient outcomes.

MKC-1 for Oncology.  MKC-1 is an orally-active, small molecule, cell cycle inhibitor with in vitro and in vivo efficacy against a broad range of human solid tumor cell lines, including multi-drug resistant cell lines. MKC-1 acts through multiple mechanisms of action, arresting cellular mitosis and inducing cell death (apoptosis) by binding to a number of different cellular proteins including tubulin and members of the importin β family. MKC-1 also inhibits activation of the oncogenic kinase Akt and the mTOR pathway through a mechanism that is a subject of investigation by EntreMed scientists.

MKC-1 has demonstrated broad antitumor effects in multiple preclinical models, including paclitaxel-resistant models, and was evaluated in several Phase 1 and 2 clinical studies involving nearly 270 patients prior to the licensing of the drug from Hoffman La Roche. These studies have provided extensive pharmacokinetic and safety data. Since acquired by EntreMed, MKC-1 has shown single agent antitumor activity in breast cancer patients and in combination with Alimta® in NSCLC patients.  MKC-1 has completed multiple Phase 2 clinical trials for cancer and has a robust data set.

ENMD-1198 for Oncology.  ENMD-1198 is a potent, orally-active, antimitotic agent that induces cell cycle arrest and apoptosis in tumor cells. ENMD-1198 has shown pronounced antitumor activity as well as substantial synergistic effects in combination with standard of care chemotherapeutic agents in numerous preclinical models.

ENMD-1198 does not exhibit sensitivity to multi-drug resistance mechanisms in preclinical studies. ENMD-1198 also has shown preclinical activity towards taxane and vinca alkaloid resistant tumor cells. Additionally, ENMD-1198 decreases the activity of three oncogenic proteins (HIF-1α, NF-κB and STAT3) that are known to promote tumor growth and progression.  ENMD-1198 has been evaluated in a Phase 1 clinical trial for safety, tolerability, pharmacokinetics, and clinical benefit in advanced cancer patients.

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

An IND to develop Panzem® (2-methoxyestradiol, 2ME2) in rheumatoid arthritis (RA) was accepted based on its safety profile demonstrated throughout the oncology development effort, and preclinical research results showing that 2ME2 has disease modifying or “DMARD” activity in a variety of animal models of RA.  DMARDs are drugs that have the ability to slow down disease progression in rheumatoid arthritis and other autoimmune diseases, in contrast to non-steroidal anti-inflammatory drugs which only treat the immune reaction resulting from tissue damage.  We have generated substantial preclinical data demonstrating the positive effects of 2ME2 treatment on inflammation and disease progression in standard animal models of RA. Radiographic and immunohistochemical staining results from these preclinical studies have shown consistent therapeutic effects on the hallmarks of the disease, including the inhibition of the highly angiogenic pannus, infiltrating cells, cartilage lesions and bone resorption.

PANZEM® NCD (2ME2) for Oncology

           In 2008, we discontinued clinical development of 2ME2 (Panzem® NCD) for oncology.  Substantial clinical trial and manufacturing/process development costs would be required to narrow the oncology indications for larger registration-track randomized studies.  These expenditures would require the commitment of a disproportionate amount of resources and limit clinical development efforts on other assets.

PRECLINICAL

Our focus is on clinical development. Accordingly, we are not devoting any significant resources to preclinical activities.

2010 OUTLOOK

In 2010, we will continue to focus on three principal objectives:

•
to initiate Phase 2 for ENMD-2076 in the second quarter and to continue to concentrate our resources on ENMD-2076 in order to accelerate clinical objectives so that we can provide a more direct path forward to product registration and ultimately to the market;

•	to conserve our cash by deferring new program initiatives and reducing expenses; and
•	to be opportunistic in raising capital and in seeking collaborations for our principal assets.

More specifically, in order to further advance our commercial objectives, we may seek strategic alliances, co-development partnerships and other collaborations with other companies to develop our drug candidates.  Our focus will continue to be clinical development and, as such, will not devote any significant resources to preclinical activities.

OPERATING LOSSES

To date, we have been engaged exclusively in research and development activities.  As a result, we have incurred operating losses through December 31, 2009 and expect to continue to incur operating losses for the foreseeable future before commercialization of any products. We spent $7,902,000 on research and development in 2009, which includes costs associated with ENMD-2076 of $5,036,000, with MKC-1 of $449,000, with ENMD-1198 of $177,000 and with Panzem® oncology of $126,000, as compared to $20,069,000 in 2008 and $23,739,000 in 2007.  To accomplish our business goals, we, or prospective development partners, will be required to conduct substantial development activities for all proposed products that we intend to pursue to commercialization. We intend to continue to pursue strategic relationships to provide resources for the further development of our product candidates. There can be no assurance, however, that these discussions will result in relationships or additional funding.  In addition, we may continue to seek capital through the public or private sale of securities. There can be no assurance that we will be successful in seeking such additional capital.

MANAGEMENT

EntreMed's management team has aligned the Company's business strategy with its core scientific strengths, while maintaining prudent resource management, fiscal responsibility and accountability.  The team has redirected EntreMed's financial resources and R&D strategy to focus primarily on the development of our Aurora A/angiogenic kinase inhibitor, ENMD-2076.

The current senior management team includes: Carolyn F. Sidor, M.D., Vice President & Chief Medical Officer; Mark R. Bray, Ph.D., Vice President, Research; Cynthia W. Hu, JD, Chief Operating Officer, General Counsel & Secretary; and Kathy R. Wehmeir-Davis, Principal Accounting Officer.  This senior management team reports directly to the Executive Committee of the Board comprised of three directors: Michael M. Tarnow, Dwight L. Bush and Jennie Hunter-Cevera, Ph.D.  Mr. Tarnow serves as our Executive Chairman and Mr. Bush serves as our Vice Chairman.

SCIENTIFIC FOUNDATION

We developed our drug candidates based on comprehensive research into the relationship between malignancy and angiogenesis (the growth of new blood vessels). This research led to a focus on drug candidates that act on the cellular pathways that affect biological processes important in multiple diseases, specifically angiogenesis and cell cycle regulation through the inhibition of key kinases.  Our drug candidate, ENMD-2076, has potential applications in oncology and other diseases that are dependent on the regulation of these processes.

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

BUSINESS DEVELOPMENT AND COMMERCIALIZATION STRATEGY

Oncology is our principal clinical and commercial focus.  Based on the compound’s strong preclinical antitumor activity, favorable safety profile and bioavailability, we believe that ENMD-2076 has significant therapeutic potential in a broad range of tumor types and continue to focus our resources on ENMD-2076 as our priority program. We believe that ENMD-2076 represents a potential Phase 2 partnering opportunity.  As a result, our strategy is to pursue the development of ENMD-2076 for oncology, obtain additional clinical data while being selective and opportunistic in exploring strategic alliances for this and other compounds in our pipeline.  We may pursue co-development partners for our other pipeline product candidates to help accelerate their development and strengthen the development program with complementary expertise.  We can also provide our co-development partners with substantial know-how relating to small molecules that inhibit angiogenesis and inflammation, as well as regulate cell cycle pathways.

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

Clinical Trial Centers.  As of March 12, 2010, we are conducting clinical trials for ENMD-2076 at the following institutions:

- Dana-Farber Cancer Institute, Boston, MA
- Massachusetts General Hospital, Boston, MA
- Indiana University Cancer Center, Indianapolis, IN
- Princess Margaret Hospital, Toronto, Ontario
- University of Colorado Cancer Center, Aurora, CO

PATENTS, LICENSES AND PROPRIETARY RIGHTS

Our success will depend in part on our ability to obtain patent protection for our products, both in the United States and abroad. The patent position of biotechnology and pharmaceutical companies, in general, is highly uncertain and involves complex legal and factual questions.

All of our programs are backed by strong intellectual property rights.  Each product candidate is covered by issued or pending composition, method and use patents.  With respect to our leading program, ENMD-2076, we directly own patent applications for the lead compound, ENMD-2076, and also for a library of over 600 analogs.  Ownership includes 1 issued US patent, 3 pending US applications, 2 issued foreign patents and 43 pending foreign applications.  Our issued patents for ENMD-2076 expire September 9, 2026, and in the case of the issued US patent, March 5, 2027.  Pending patent applications for ENMD-2076 provide coverage through 2026.  Patent applications pending for the over 600 analogs provide coverage ranging from 2025 to 2028.

With respect to our entire patent estate for all of our product candidates, we directly own 40 U.S. issued patents and patent applications and 48 foreign issued patents and patent applications; and have exclusively in-licensed 9 U.S. issued patents and 135 foreign issued patents and patent applications.  We review and assess our portfolio on a regular basis to ensure protection and to align our patent strategy with our overall business strategy.

We have registered the trademarks ENTREMED, MIIKANA, and PANZEM in the U.S. Patent and Trademark Office and have applications pending for registration of the trademarks in selected foreign countries.

GOVERNMENT REGULATION

Our development, manufacture, and potential sale of therapeutics in the United States are subject to extensive regulations.

In the United States, the FDA regulates our product candidates currently being developed as drugs or biologics.  New drugs are subject to regulation under the Federal Food, Drug, and Cosmetic Act (FFDCA), and biological products, in addition to being subject to certain provisions of that Act, are regulated under the Public Health Service Act (PHSA).  We believe that the FDA is likely to regulate the products currently being developed by us or our collaborators as new drugs.  Both the FFDCA and PHSA and corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, recordkeeping, advertising and other promotion of biologics or new drugs, as the case may be.  FDA clearances or approvals must be obtained before clinical testing, and before manufacturing and marketing of biologics or drugs.

Preparing drug candidates for regulatory approval has historically been a costly and time-consuming process.  Generally, in order to gain FDA permission to test a new agent, a developer first must conduct preclinical studies in the laboratory and in animal model systems to gain preliminary information on an agent's effectiveness and to identify any safety problems.  The results of these studies are submitted as a part of an IND application for a drug or biologic, which the FDA must review before human clinical trials of an investigational drug can begin.  In addition to the known safety and effectiveness data on the drug or biologic, the IND must include a detailed description of the clinical investigations proposed to be undertaken.  Based on the current FDA organizational structure, ENMD-2076 is regulated as a new drug by the FDA’s Center for Drug Evaluation and Research (CDER).  Generally, as new chemical entities like our small molecules are discovered, formal IND-directed toxicology studies are required prior to initiating human testing.  Clinical testing may begin 30 days after submission of an IND to the FDA unless FDA objects to the initiation of the study or has outstanding questions to discuss with the IND sponsor.

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

Clinical trials of drugs or biologics are normally done in three phases, although the phases may overlap. Phase 1 trials for drug candidates to be used to treat cancer patients are concerned primarily with the safety and preliminary effectiveness of the drug, involve a small group ranging from 15 - 40 subjects, and may take from six months to over one year to complete.  Phase 2 trials normally involve 30 - 200 patients and are designed primarily to demonstrate effectiveness in treating or diagnosing the disease or condition for which the drug is intended, although short-term side effects and risks in people whose health is impaired may also be examined.  Phase 3 trials are expanded clinical trials with larger numbers of patients which are intended to evaluate the overall benefit-risk relationship of the drug and to gather additional information for proper dosage and labeling of the drug.  Phase 3 clinical trials generally take two to five years to complete, but may take longer.  The FDA receives reports on the progress of each phase of clinical testing, as well as reports of unexpected adverse experiences occurring during the trial.  FDA may require the modification, suspension, or termination of clinical trials, if it concludes that an unwarranted risk is presented to patients, or, in Phase 2 and 3, if it concludes that the study protocols are deficient in design to meet their stated objectives.

If clinical trials of a new drug candidate are completed successfully, the sponsor of the product may seek FDA marketing approval.  If the product is classified as a new drug, an applicant must file a New Drug Application (NDA) with the FDA and receive approval before commercial marketing of the drug.  The NDA must include detailed information about the product and its manufacture and the results of product development, preclinical studies and clinical trials.

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

EMPLOYEES

In December 2008, we selected ENMD-2076 as our leading program and accordingly realigned our human resources to directly support and accelerate the clinical development of ENMD-2076.  Our work force currently consists of 13 full-time employees and 1 part-time employee dedicated to the core areas of our operations.  Certain of our activities, such as manufacturing and clinical trial operations, are outsourced at the present time.  We may hire additional personnel, in addition to utilizing part-time or temporary consultants, on an as-needed basis.  None of our employees are represented by a labor union, and we believe our relations with our employees are satisfactory.

CORPORATE HEADQUARTERS

We were incorporated under Delaware law in 1991.  Our principal executive offices are located at 9640 Medical Center Drive, Rockville, Maryland 20850, and our telephone number is (240) 864-2600.  We also lease office space in Durham, North Carolina where our clinical and regulatory operations are based and lease laboratory space in Toronto, Ontario where we conduct correlative research to support our development of ENMD-2076.

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

We Have an Immediate Need for Capital and Will Need to Raise Additional Capital in the Future to Continue our Business, and our Independent Registered Public Accounting Firm Has Expressed Substantial Doubt as to our Ability to Continue as a Going Concern

We estimate that our current capital resources will not be sufficient to fund our operations significantly beyond September 2010 without an additional curtailment of operating expenditures or new equity or debt financing. In addition, our financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, our independent registered public accounting firm’s report on our financial statements as of and for the fiscal year ended December 31, 2009, includes an explanatory paragraph that states that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent on our success at raising additional capital sufficient to meet our obligations on a timely basis and to ultimately attain profitability. In the event we are unable to successfully raise additional capital, it is unlikely that we will have sufficient cash flows and liquidity to finance our business operations as currently contemplated. Accordingly, in the event new financing is not obtained, we will likely reduce general and administrative expenses and delay clinical development activity until we are able to obtain sufficient financing to do so. These factors could significantly limit our ability to continue as a going concern.

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

We have experienced losses in each year since inception.  Through December 31, 2009, we had an accumulated deficit of approximately $366 million.   We expect that it will be very difficult to raise capital to continue our operations and our independent registered public accounting firm has issued an opinion with an explanatory paragraph to the effect that there is substantial doubt about our ability to continue as a going concern.  Although we have been successfully funded to date by attracting investors in our equity securities and through royalty payments, there is no assurance that our capital-raising efforts will be able to attract the capital needed to sustain our operations beyond that date or that such royalty payments will continue to provide revenues at historical levels.  If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. In such event, investors may lose a portion or all of their investment.

Losses have continued since December 31, 2009.  We will also be required to conduct substantial research and development and clinical testing activities for ENMD-2076. We expect that these activities will result in operating losses for the foreseeable future before we commercialize any products, if ever.  In addition, to the extent we rely on others to develop and commercialize our products, our ability to achieve profitability will depend upon the success of these other parties.  To support our research and development of certain product candidates, we may seek and rely on cooperative agreements from governmental and other organizations as a source of support. If a cooperative agreement were to be reduced to any substantial extent, it may impair our ability to continue our research and development efforts.  Even if we do achieve profitability, we may be unable to sustain or increase it.

Our Common Stock May be Delisted From The NASDAQ Capital Market, Which Could Negatively Impact the Price of Our Common Stock and Our Ability to Access the Capital Markets

NASDAQ Minimum $1.00 Closing Bid Price

On April 4, 2008, we received a letter from The NASDAQ Stock Market LLC (“NASDAQ”) advising that for the previous 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market.  The letter also advised us that failure to comply with this minimum bid price requirement, or any other listing standard applicable to issuers listed on The NASDAQ Global Market, by October 1, 2008, would result in our common stock being ineligible for quotation on The NASDAQ Global Market. Our stock price has not closed above $1.00 for ten consecutive trading days since the date of the receipt of the letter from NASDAQ.

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

 NASDAQ suspended the enforcement of the minimum bid price rule, because of the current extraordinary market conditions, until July 31, 2009.  Upon reinstatement of the rule on August 3, 2009, under NASDAQ rules, we had until January 15, 2010, to regain compliance with the minimum bid price standard.  We did not regain compliance with the minimum bid price standard of the NASDAQ rules by January 15, 2010.

On January 19, 2010, we received a Staff Determination letter from NASDAQ stating that we were not in compliance with the continued listing rules and that our Common Stock would be delisted unless we requested an appeal of such determination.   On January 20, 2010, we filed an appeal of the Staff's determination to a NASDAQ Hearings Panel (the “Panel”), pursuant to the procedures set forth in the NASDAQ Marketplace Rules.  The hearing request stayed the delisting of the Company’s securities pending the Panel's decision.  On February 25, 2010, we met with the Panel providing them a plan of action, with the intention of returning to compliance with NASDAQ’s requirements.  On March 23, 2010, we received a decision letter from the Panel granting our request to extend the compliance date for an additional 180 days or until July 16, 2010.  As a result of this decision by the Panel, our stock will continue to trade on The Nasdaq Capital Market until such date, by which time our minimum bid price must have exceeded $1.00 for ten consecutive trading days.

In the event that our common stock continues to trade under $1.00, we will consider all alternatives in order to maintain the public trading status of our stock, including electing to implement a reverse stock split with the approval of our stockholders.  We have not made a final determination as to whether to affect a reverse split, as we continue to have an opportunity to meet the $1.00 minimum closing bid price during the 180-day extension period.  An alternative to not having to meet both the NASDAQ $1.00 minimum closing bid price and the $2.5 million stockholders’ equity is to apply to have our common stock traded on the Over-The-Counter Bulletin Board (the “OTCBB”), an electronic quotation system that displays stock quotes by market makers.  If such course of action is taken, there can be no assurance that our common stock would be timely admitted for trading on that market.  This alternative may result in a less liquid market available for existing and potential shareholders to buy and sell shares of our common stock and could further depress the price of our stock.

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

NASDAQ Minimum $2.5 Million Stockholders’ Equity

Additionally, we must continually maintain (1) stockholders’ equity of at least $2.5 million or (2) a minimum of $35 million in market value of our listed securities for ten consecutive trading days to be in compliance with the continued listing standards for The NASDAQ Capital Market.  At December 31, 2009, our consolidated stockholders’ deficit was approximately $1.9 million and the market value of our listed securities was $70.9 million.  There can be no assurance that we will be able to meet either of these listing standards in the future.  If we do not meet one of these NASDAQ listing requirements, we will be in a deficiency period and will submit a plan of compliance with NASDAQ.  After the deficiency period, if we are unable to successfully appeal to the NASDAQ Panel for an extension of time to regain compliance, our common stock could be delisted from The NASDAQ Capital Market.

The Current Capital and Credit Market Conditions May Adversely Affect the Company’s Access to Capital, Cost of Capital, and Ability to Execute its Business Plan as Scheduled

Access to capital markets is critical to our ability to operate. Traditionally, biopharmaceutical companies (such as we) have funded their research and development expenditures through raising capital in the equity markets.  Declines and uncertainties in these markets over the past two years have severely restricted raising new capital and have affected our ability to continue to expand or fund existing research and development efforts. We require significant capital for research and development for our product candidates and clinical trials. In recent years, the general economic and capital market conditions in the United States have deteriorated significantly and have adversely affected our access to capital and increased the cost of capital, and there is no certainty that a recovery in the capital and credit markets, enabling us to raise capital in an amount to sufficiently fund our short-term and long-term plans, will occur in 2010.  If these economic conditions continue or become worse, the Company’s future cost of equity or debt capital and access to the capital markets could be adversely affected. In addition, an inability by the Company to access the capital markets on favorable terms because of our low stock price, or upon our delisting from the NASDAQ Stock Market if we fail to satisfy a listing requirement, could affect our ability to execute our business plan as scheduled. Moreover, we rely and intend to rely on third parties, including our clinical research organizations, third party manufacturers, and certain other important vendors and consultants. As a result of the current volatile and unpredictable global economic situation, there may be a disruption or delay in the performance of our third-party contractors and suppliers. If such third parties are unable to adequately satisfy their contractual commitments to us in a timely manner, our business could be adversely affected.

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

At December 31, 2009, we had cash, cash equivalents and short-term investments of approximately $6,366,253.   During the first quarter of 2010, we raised an additional $4.6 million.  We currently have no commitments or arrangements for any financing.  We may continue to seek additional capital through public or private financing or collaborative agreements. Our operations require significant amounts of cash. We may be required to seek additional capital, whether from sales of equity or debt or additional borrowings, for the future growth and development of our business. We can give no assurance as to the availability of such additional capital or, if available, whether it would be on terms acceptable to us. In addition, we may continue to seek capital through the public or private sale of securities, if market conditions are favorable for doing so. If we are successful in raising additional funds through the issuance of equity securities, stockholders will likely experience substantial dilution, or the equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences, and privileges senior to those of our common stock. The current credit environment has negatively affected the economy, and we have considered how it might affect our business. Events affecting credit market liquidity could increase borrowing costs or limit availability of funds, and due to the continued adverse trends in the credit market, it may not be possible to refinance our existing credit facility to take advantage of lower interest rates. Moreover, the covenants of our term loan agreement contain provisions that may restrict the debt we may incur in the future. If we are not successful in obtaining sufficient capital because we are unable to access the capital markets at financially economical interest rates, it could reduce our research and development efforts and may materially adversely affect our future growth, results of operations and financial results, and we may be required to curtail significantly, or eliminate at least temporarily, one or more of our drug development programs.

We Rely Exclusively on the Royalty Payments Based upon Thalomid ® Sales by a Third Party to Produce our Revenues

We entered into a licensing agreement in 2001 regarding royalty payments for Thalomid®, and in 2004, certain provisions of that agreement were satisfied, which then entitled the Company to share in royalty payments received by Royalty Pharma Finance Trust on annual Thalomid® sales above a certain threshold. Based on the licensing agreement royalty formula, annual royalty sharing commences with Thalomid® annual sales of approximately $225 million. During the year ended December 31, 2009, royalty payments from Thalomid® sales by Celgene Corporation accounted for substantially all of our total revenues.  As Thalomid® is distributed and sold by Celgene and/or its affiliates, we are reliant on a third party for our revenues.  Our royalty payment in the third quarter of 2009 experienced a decline as compared to the same quarter in 2008, and our total revenues earned in 2009 were lower than 2008.   A wide variety of events could cause Thalomid® sales to decline, resulting in a material reduction in our revenues.  For example, if a competing drug gains greater market share or wider acceptance, or if regulatory approvals for certain uses of Thalomid® are withdrawn, such events could adversely affect our royalty revenue.  In the event that Celgene determines to cease selling Thalomid® or target its sales efforts to other proprietary drugs, or unexpected adverse effects are reported by patients or doctors in connection with the use of Thalomid®, patient and physician confidence in Thalomid® as a treatment could be adversely affected. The inability of one of these third parties to perform these functions, or the failure of any of these parties to perform successfully, could cause our revenues to suffer. Additionally, if a competitor to Celgene successfully introduces a generic pharmaceutical product equivalent to Thalomid® at a relatively lower price and bypasses Celgene’s S.T.E.P.S.® proprietary distribution program, such action could have the effect of reducing the market share and profitability of Thalomid®, thus potentially causing a material adverse effect on our revenues and cash flow. Because we are dependent on sales of Thalomid®, any reduction in Thalomid® sales for any reason, including, but not limited to, the reasons described, would cause our results of operations to suffer.

The Market Price of Our Common Stock May Be Highly Volatile or May Decline Regardless of Our Operating Performance

Our common stock price has fluctuated from year-to-year and quarter-to-quarter and will likely continue to be volatile.  Our stock has not traded at the minimum closing bid price of $1.00 for a period of ten or more days in the past twelve months.  The valuations of many biotechnology companies without consistent product revenues and earnings are extraordinarily high based on conventional valuation standards, such as price to earnings and price to sales ratios. These trading prices and valuations may not be sustained. In the future, our operating results in a particular period may not meet the expectations of any securities analysts whose attention we may attract, or those of our investors, which may result in a decline in the market price of our common stock. Any negative change in the public’s perception of the prospects of biotechnology companies could depress our stock price regardless of our results of operations. These factors may materially and adversely affect the market price of our common stock.

Our Existing Term Loan Contains Affirmative and Negative Covenants That May Restrict our Business and Financing Activities

We entered into a $20 million loan agreement with General Electric Capital Corporation, as agent for the lenders party thereto, on September 12, 2007.  The loan agreement is secured by a pledge of all of our assets other than intellectual property, including the shares of the outstanding capital stock, or other equity interests, of each of our subsidiaries, and contains a variety of operational covenants, including limitations on our ability to incur liens or additional debt, make dispositions, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions and transactions with affiliates, among other restrictions. Any future debt financing we enter into may involve similar or more onerous covenants that restrict our operations. Our borrowings under the loan agreement or any future debt financing we do will need to be repaid, which creates additional financial risk for our company, particularly if our business, or prevailing financial market conditions, are not conducive to paying-off or refinancing our outstanding debt obligations. Furthermore, our failure to comply with the covenants in the loan agreement could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, which could have a material adverse effect on our cash position, business, prospects, financial condition and results of operations.  Our final scheduled payment under the loan agreement is in January 2011.

Our Secured Lender and Preferred Stockholder Would Have Priority in Distributions Over our Common Stockholders Following a Liquidation Event Affecting the Company. As a Result, in the Event of a Liquidation Event, our Common Stockholders Would Receive Distributions Only After Priority Distributions Are Paid

In the event of a Liquidation Event (as such term is defined in our Certificate of Designation of Series A Convertible Preferred Stock), our senior lender would be repaid first out of the proceeds received. Celgene, the sole holder of our outstanding Series A Convertible Preferred Stock (“Series A Preferred”), then would be paid an amount equal to the Series A Preferred liquidation preference of $10.00 per share of Series A Preferred, plus all accrued and unpaid dividends on such shares of Series A Preferred, which totals approximately $7 million as of December 31, 2009.  Additionally, unless waived, the holder of the Series A Preferred would be entitled to receive the Series A liquidation preference plus all accrued and unpaid dividends prior to any distributions to our common stockholders upon the occurrence of certain other liquidation events.  As a result, in the event of a Liquidation Event, our common stockholders’ ability to realize value for their shares would be subject to the payment of such priority distributions.

Development of Our Products is at an Early Stage and is Uncertain

Our proposed products and research programs are in the early stage of clinical development and require significant, time-consuming and costly research and development, testing and regulatory clearances. In developing our products, we are subject to risks of failure that are inherent in the development of these products and therapeutic procedures. For example, it is possible that any or all of our proposed products will be ineffective or toxic, or otherwise will fail to receive necessary FDA clearances. There is a risk that the proposed products will be uneconomical to manufacture or market or will not achieve market acceptance. There is also a risk that third parties may hold proprietary rights that preclude us from marketing our proposed products or that others will market a superior or equivalent product. Further, our research and development activities might never result in commercially viable products.

A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials even after promising results in earlier trials.

In particular, given the current conditions in the financial markets, an unfavorable outcome in our Phase 2 trials for ENMD 2076, or a significant delay in initiating such trials, may require us to delay, reduce the scope of, or eliminate this program and could have a material adverse effect on our company and the value of our common stock.

Once a clinical trial has begun, it may be delayed, suspended or terminated due to a number of factors, including:

•	ongoing discussions with regulatory authorities regarding the scope or design of our clinical trials or requests by them for supplemental information with respect to our clinical trial results;

•	failure to conduct clinical trials in accordance with regulatory requirements;

•	lower than anticipated retention rate of patients in clinical trials;

•	serious adverse events or side effects experienced by participants; and

•	insufficient supply or deficient quality of product candidates or other materials necessary for the conduct of our clinical trials.

Many of these factors may also ultimately lead to denial of regulatory approval of a current or potential product candidate.  If we experience delays, suspensions or terminations in a clinical trial, the commercial prospects for the related product candidate will be harmed, and our ability to generate product revenues will be delayed.

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

The Success of Our Business Depends Upon the Members of Our Senior Management Team, Our Scientific Staff and Our Ability to Continue to Attract and Retain Qualified Scientific, Technical and Business Personnel

We are dependent on the principal members of our reconstituted senior management team and scientific staff for our business success. The loss of any of these people could impede the achievement of our development and business objectives. We do not carry key man life insurance on the lives of any of our key personnel. There is intense competition for human resources, including management, in the scientific fields in which we operate and there can be no assurance that we will be able to attract and retain qualified personnel necessary for the successful development of ENMD-2076, and any expansion into areas and activities requiring additional expertise. In addition, there can be no assurance that such personnel or resources will be available when needed. In addition, we rely on a significant number of consultants to assist us in formulating our clinical strategy and other business activities. All of our consultants may have commitments to, or advisory or consulting agreements with, other entities that may limit their availability to us.

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

We depend on our third-party manufacturers to perform their obligations effectively and on a timely basis. These third parties may not meet their obligations and any such non-performance may delay clinical development or submission of products for regulatory approval, or otherwise impair our competitive position. Any significant problem experienced by one of our suppliers could result in a delay or interruption in the supply of materials to us until such supplier resolves the problem or an alternative source of supply is located. Any delay or interruption would likely lead to a delay or interruption of manufacturing operations, which could negatively affect our operations. Although we have identified alternative suppliers for our product candidates, we have not entered into contractual or other arrangements with them. If we needed to use an alternate supplier for any product, we would experience delays while we negotiated an agreement with them for the manufacture of such product. In addition, we may be unable to negotiate manufacturing terms with a new supplier as favorable as the terms we have with our current suppliers.

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

We are a party to license agreements that require us to make milestone payments upon attainment of certain regulatory milestones. Failure to meet such milestones could result in the loss of certain rights to compounds covered under such license agreements.

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

We Acquired Miikana in 2006 in a Strategic Transaction and May Engage in Other Strategic Transactions, Which Could Negatively Affect Our Business and Earnings

In January 2006, we acquired Miikana Therapeutics, Inc., a clinical-stage biopharmaceutical company.   In 2010, we may consider strategic and other corporate transactions as opportunities present themselves.  There are risks associated with such activities. These risks include, among others, incorrectly assessing the quality of a prospective strategic partner, encountering greater than anticipated costs in integration, being unable to profitably deploy assets acquired in the transaction, such as drug candidates, possible dilution to our stockholders, and the loss of key employees due to changes in management. Further, strategic transactions may place additional constraints on our resources by diverting the attention of our management from our business operations. Our newly constituted senior management team does not have substantial experience with acquisitions. To the extent we issue securities in connection with additional transactions, these transactions and related issuances may have a dilutive effect on earnings per share and our ownership. Our earnings, financial condition, and prospects after an acquisition depend in part on our ability to successfully integrate the operations of the acquired business or technologies. We may be unable to integrate operations successfully or to achieve expected cost savings. Any cost savings which are realized may be offset by losses in revenues or other charges to earnings.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

As of December 31, 2009, EntreMed leased approximately 8,554 square feet of space in Rockville, Maryland where its headquarters are located.  In addition, as of December 31, 2009, the Company leased office space in Durham, North Carolina where our clinical and regulatory operations are based and laboratory space in Toronto, Ontario where our research facility is currently based.  On March 4, 2010, we amended the Rockville lease to reduce the rented space from 8,554 square feet to 4,367 square feet and accordingly reduced the rent on a proportional basis.

ITEM 3.	LEGAL PROCEEDINGS.

EntreMed is subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted.  Management does not believe such legal proceedings, except as otherwise disclosed herein, are material.

ITEM 4.	RESERVED.

Reserved.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity

On April 4, 2008, we received a letter from The NASDAQ Stock Market LLC (“NASDAQ”) advising that for the previous 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market.  The letter also advised us that failure to comply with this minimum bid price requirement, or any other listing standard applicable to issuers listed on The NASDAQ Global Market, by October 1, 2008, would result in our common stock being ineligible for quotation on The NASDAQ Global Market.

On September 22, 2008, we submitted an application to transfer the trading of our common stock to The NASDAQ Capital Market and our common stock commenced trading on The NASDAQ Capital Market on October 3, 2008. Our trading symbol remained as “ENMD” and the trading of our stock was unaffected by the transfer.

 NASDAQ suspended the enforcement of the minimum bid price rule, because of the current extraordinary market conditions, until July 31, 2009.  Upon reinstatement of the rule on August 3, 2009, under NASDAQ rules, we had until January 15, 2010, to regain compliance with the minimum bid price standard.  We did not regain compliance with the minimum bid price standard of the NASDAQ rules by January 15, 2010.

On January 19, 2010, we received a Staff Determination letter from NASDAQ stating that we were not in compliance with the continued listing rules and that our Common Stock would be delisted unless we requested an appeal of such determination.   On January 20, 2010, we filed an appeal of the Staff's determination to a NASDAQ Hearings Panel (the “Panel”), pursuant to the procedures set forth in the NASDAQ Marketplace Rules.  The hearing request stayed the delisting of the Company’s securities pending the Panel's decision.  On February 25, 2010, we met with the Panel providing them a plan of action, with the intention of returning to compliance with NASDAQ’s requirements.  On March 23, 2010, we received a decision letter from the Panel granting our request to extend the compliance date for an additional 180 days or until July 16, 2010.

The following table sets forth the high and low closing price for our common stock by quarter, as reported by the Nasdaq Stock Market, for the periods indicated:

	HIGH	LOW
2008:
First Quarter	$1.25	$0.57
Second Quarter	0.90	0.55
Third Quarter	0.62	0.33
Fourth Quarter	0.45	0.16
2009:
First Quarter	$0.49	$0.16
Second Quarter	0.81	0.39
Third Quarter	0.62	0.37
Fourth Quarter	1.38	0.46
2010:
First Quarter (through March 25, 2010)	$1.08	$0.65

On March 25, 2010, the closing price of our common stock, as reported by the Nasdaq Capital Market, was $0.71 per share.  As of March 25, 2010 there were approximately 829 holders of record of our common stock.

Dividend Policy

Since our initial public offering in 1996, we have not paid cash dividends on our common stock. We currently anticipate that any earnings will be retained for the continued development of our business and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Our Series A Convertible Preferred Stock (“Series A Preferred”) is held exclusively by Celgene Corporation.  The Series A Preferred accrues dividends on each share of Series A Preferred at 6% per year of the original issue price of the Series A Preferred Stock, which is $5.00 per share.  In the event of any liquidation, dissolution or winding up the Company, or the bankruptcy of the Company, all accrued and unpaid dividends will be added to the liquidation preference of such shares of Series A Preferred.  As of December 31, 2009, accrued Series A Preferred dividends totaled $7,035,000.

STOCK PRICE PERFORMANCE PRESENTATION

The following chart compares the cumulative total stockholder return on the Company’s Shares with the cumulative total stockholder return of the NASDAQ Stock Market – U. S. Index, and the NASDAQ Pharmaceuticals Index.

	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
ENTREMED, INC.	100.000	59.877	48.765	37.037	4.938	24.691
NASDAQ STOCK MARKET - US	100.000	102.135	112.187	121.681	58.639	84.282
NASDAQ PHARMACEUTICALS	100.000	110.123	107.793	113.364	105.476	118.522

(1)
Assumes $100 invested on December 31, 2004 and assumes dividends are reinvested.  Measurement points begin with the date of the assumed investment and include the last day of each of the subsequent 5 years through and including December 31, 2009.  The material in this chart is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, (the “1933 Act”) or the 1934 Act, whether made before or after the date of this proxy statement and irrespective of any general incorporation language in such filing.

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

		Year Ended December 31,
	2009	2008	2007	2006	2005
STATEMENTS OF OPERATIONS DATA:
Revenues
License fees	$-	$-	$-	$-	$590,992
Royalty revenues	4,989,725	7,472,061	7,393,463	6,881,799	5,310,439
Other	294,333	5,158	2,188	12,559	16,624
Total revenues	5,284,058	7,477,219	7,395,651	6,894,358	5,918,055

Expenses:
Research and development	7,901,522	20,069,229	23,739,392	21,671,117	17,325,048
General and administrative	4,104,287	7,764,532	7,386,570	7,393,722	5,920,455
Acquired In-Process R&D	-	2,000,000	-	29,481,894	-
Interest expense	1,493,400	2,216,163	793,393	156,787	-
Fixed asset impairment loss	-	171,576	-	-	-
Other expense	70,929	-	-	-	-
Investment income	(69,702)	(882,253)	(2,112,583)	(1,867,204)	(1,010,771)
Gain on sale of asset	-	-	-	(52,901)	(3,420)
Net loss	$(8,216,378)	$(23,862,028)	$(22,411,121)	$(49,889,057)	$(16,313,257)
Dividends on Series A convertible preferred stock	(1,005,000)	(1,005,000)	(1,005,000)	(1,005,000)	(1,005,000)
Net loss attributable to common shareholders	$ (9,221,378)	$ (24,867,028)	$ (23,416,121)	$ (50,894,057)	$ (17,318,257)
Net loss per share	$(0.11)	$(0.29)	$(0.28)	$(0.71)	$(0.36)

Weighted average number of shares outstanding	87,757,765	86,479,768	84,166,552	71,873,734	48,176,914

		As of December 31,
	2009	2008	2007	2006	2005
BALANCE SHEET DATA:
Cash and cash equivalents and short-term investments	$6,366,253	$24,291,173	$47,748,191	$50,570,097	$30,082,388
Working capital	(1,395,158)	14,782,482	42,929,602	46,268,554	28,510,176
Total assets	10,067,028	28,923,395	53,014,908	55,719,534	36,431,885
Accumulated deficit	(366,126,413)	(357,910,035)	(334,048,007)	(311,636,886)	(261,747,829)
Total stockholders' (deficit) equity	(1,925,980)	5,922,166	26,896,978	46,963,219	29,369,190

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. See also "Risk Factors" in Item 1A of this Annual Report.

OVERVIEW

We are a clinical-stage pharmaceutical company focused on developing ENMD-2076, an Aurora A and angiogenic kinase inhibitor for the treatment of cancer.  ENMD-2076 is currently in Phase 1 studies in advanced cancers, multiple myeloma and leukemia, and we expect the initiation of a Phase 2 study in ovarian cancer in the second quarter of 2010.  ENMD-2076 is a novel orally-active, Aurora A/angiogenic kinase inhibitor with potent activity against Aurora A and multiple tyrosine kinases linked to cancer and inflammatory diseases.  ENMD-2076 is relatively selective for the Aurora A isoform in comparison to Aurora B.  Aurora kinases are key regulators of the process of mitosis, or cell division, and are often over-expressed in human cancers. ENMD-2076 exerts its effects through multiple mechanisms of action, including antiproliferative activity and the inhibition of angiogenesis. ENMD-2076 has demonstrated significant, dose-dependent preclinical activity as a single agent, including tumor regression, in multiple xenograft models (e.g. breast, colon, leukemia), as well as activity towards ex vivo-treated human leukemia patient cells.

ENMD-2076 has received orphan drug designation for the treatment of ovarian cancer, multiple myeloma and acute myeloid leukemia (“AML”).

ENMD-2076 is our only program currently under active clinical evaluation.  This prioritization allows us to direct the majority of our resources to the clinical development of ENMD-2076.  However, we also own intellectual property for our other therapeutic candidates.  So that we can continue to accelerate the development of ENMD-2076, we do not intend to initiate additional new studies for these programs unless additional significant financing becomes available to us.  Our other therapeutic candidates include MKC-1, an oral cell-cycle inhibitor with activity against the mTOR pathway that has completed multiple Phase 2 clinical trials for cancer, and ENMD-1198, a novel antimitotic agent that has completed a Phase 1 study in advanced cancers.  We also have an approved Investigational New Drug Application (IND) for the use of Panzem® in rheumatoid arthritis (RA) treatment.  All of our candidates are multi-mechanism drugs that target disease cells and the blood vessels that nourish them, which we believe can be developed to be safe and convenient, and provide the potential for improved patient outcomes.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. At December 31, 2009, we had an accumulated deficit of $366 million. We expect to continue to incur expenses, resulting in operating losses, for the foreseeable future due to, among other factors, our continuing clinical trials, planned future clinical trials, and other anticipated research and development activities. Based on current plans, we expect our current available cash and cash equivalents to meet our cash requirements into the fourth quarter of fiscal 2010. Therefore, there exists substantial doubt about our ability to continue as a going concern. We will require significant additional funding prior to January 1, 2011 to fund operations until such time, if ever, we become profitable. We intend to augment our cash and cash equivalent balances as of December 31, 2009 by pursuing other forms of capital infusion, including strategic alliances or collaborative development opportunities with organizations that have capabilities and/or products that are complementary to our capabilities and products in order to continue the development of our potential product candidate that we intend to pursue to commercialization. However, there can be no assurance that adequate additional financing under such arrangements will be available to us on terms that we deem acceptable, if at all.

On January 11, 2010, we sold 3,125,000 shares of our common stock, par value $0.01 per share, to an institutional investor for an aggregate purchase price of $2,500,000 or $0.80 per share.  On February 3, 2010, we sold 3,846,154 shares of our common stock to the same institutional investor for an aggregate purchase price of $2,500,000, or $0.65 per share.  Our net proceeds from these two offerings were approximately $4.6 million.  Additional funds raised by issuing equity securities, may result in dilution to existing shareholders.  If we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate our clinical program.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.  Our critical accounting policies, including the items in our financial statements requiring significant estimates and judgments, are as follows:

-
Going Concern  -  A fundamental principle of the preparation of financial statements in accordance with GAAP is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business.  This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent.  In accordance with this requirement, our policy is to prepare our consolidated financial statements on a going concern basis unless we intend to liquidate or have no other alternative but to liquidate.  As a result of our operational losses and the potential that we may be unable to meet our cash requirements for the next twelve months, there is substantial doubt about our ability to continue as a going concern.  While we have prepared our consolidated financial statements on a going concern basis, if we do not receive additional funding, our ability to continue as a going concern may be impacted.  Our consolidated financial statements included in this Annual Report on Form 10-K do not reflect any adjustments that might specifically result from the outcome of this uncertainty.

-
Revenue Recognition - We recognize revenue in accordance with the provisions of authoritative guidance issued, whereby revenue is not recognized until it is realized or realizable and earned.  Revenue is recognized when all of the following criteria are met:  persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured.

-
Royalty Revenue – Royalties from licenses are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured. The majority of our 2009 revenues were from royalties on the sale of Thalomid®, which we began to recognize in the third quarter.  In 2004, certain provisions of a purchase agreement dated June 14, 2001 by and between Bioventure Investments kft (“Bioventure”) and the Company were satisfied and, as a result, beginning in 2005 we became entitled to share in the royalty payments received by Royalty Pharma Finance Trust, successor to Bioventure, on annual Thalomid® sales above a certain threshold.  Based on the licensing agreement royalty formula, annual royalty sharing commences with Thalomid® annual sales of approximately $225 million.

-
The Company is also eligible to receive royalties from Oxford Biomedica, PLC based on a portion of the net sales of products developed for the treatment of ophthalmic (eye) diseases based in part on Endostatin.  We received our first royalty in the amount of $386,000 under this agreement in 2009 and have accrued at December 31, 2009 a portion of this payment payable to Children’s Medical Center Corporation under the Company’s original Endostatin license agreement with Children’s.

-	In the future, royalty payments, if any, will be recorded as revenue when received and/or when collectibility is reasonably assured.

-
Research and Development - Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses.  Research and development costs are expensed as incurred.

-
Expenses for Clinical Trials – Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the data.  We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management.  Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes the enrollment process.  Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and when a patient drops out of a trial.  Costs that are based on clinical data collection and management are recognized in the reporting period in which services are provided.  In the event of early termination of a clinical trial, we would accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

-
Stock-Based Compensation – All share-based payment transactions are recognized in the financial statements at their fair values.  Using the straight-line expense attribution method over the requisite service period, which is generally the option vesting term of three years, share-based compensation expense recognized in the years ended December 31, 2009, 2008 and 2007 totaled $320,000, $1,090,000 and $1,455,000, respectively.

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

Any future changes to our share-based compensation strategy or programs would likely affect the amount of compensation expense recognized.

RESULTS OF OPERATIONS

Years Ended December 31, 2009, 2008 and 2007.

Revenues. Revenues decreased 29% in 2009 to $5,284,000 from $7,477,000 in 2008 after increasing slightly in 2008 from $7,396,000 in 2007. The three years presented reflect royalty revenues.  The decrease in 2009 revenues results from decreased royalty revenue earned on sales of Thalomid®.  Beginning in 2005, we became entitled to share in the royalty payments received by Royalty Pharma Finance Trust on annual Thalomid® sales above approximately $225 million.  Thalomid® sales in 2009, 2008 and 2007 surpassed the annual revenue targets in the third quarter of each fiscal year and we recorded royalty revenues of $4,990,000, $7,472,000 and $7,393,000, respectively.

 Research and Development Expenses.  Our 2009 research and development expenses totaled $7,902,000, a 61% decrease from costs incurred in 2008. The 2009 amount reflects direct project costs for ENMD-2076 of $5,036,000, $449,000 for MKC-1, $177,000 for ENMD-1198 and $126,000 for Panzem® oncology.  In 2008, our research and development expenses totaled $20,069,000, reflecting direct project costs for ENMD-2076 of $3,707,000, $3,716,000 for MKC-1, $3,298,000 for ENMD-1198 and $3,343,000 for Panzem® oncology.  Research and development expenses totaled $23,739,000 in 2007, which included direct project costs of $3,958,000 for ENMD-2076, $3,241,000 for MKC-1, $2,200,000 for ENMD-1198 and $7,673,000 for Panzem® oncology.  The significant decrease in 2009 research and development spending as compared to costs incurred in 2008 and in 2007, results primarily from our decision to focus our resources on the clinical development of ENMD-2076.  Our 2008 and 2007 costs reflect clinical and manufacturing activities in our discontinued programs.

At December 31, 2009, accumulated direct project expenses for Panzem® oncology were $54,244,000; direct ENMD-1198 project expenses totaled $13,143,000; and, since acquired, accumulated direct project expenses for ENMD-2076 totaled $14,158,000 and for MKC-1, accumulated project expenses totaled $10,406,000.  Our research and development expenses also include non-cash stock-based compensation totaling $116,000, $233,000 and $353,000, respectively, for 2009, 2008 and 2007.  The decreases in stock-based compensation expense are related to lower fair values on fewer stock options granted in 2009 and 2008. The balance of our research and development expenditures includes facility costs and other departmental overhead, and expenditures related to the non-clinical support of our programs.

We expect our research and development expenses in 2010 to increase as compared to expenses in 2009, as we expand ENMD-2076 into Phase 2 and continue to focus on the clinical development of ENMD-2076 and correlative research.  We will continue to conduct research on ENMD-2076 in order to comply with stipulations made by the FDA, as well as to increase understanding of the mechanism of action and toxicity parameters of ENMD-2076 and its metabolites.  Completion of clinical development may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

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

We test our potential product candidates in numerous preclinical studies to identify indications for which they may be product candidates.  We may conduct multiple clinical trials to cover a variety of indications for each product candidate.  As we obtain results from trials, we may elect to discontinue clinical trials for certain product candidates or for certain indications in order to focus our resources on more promising product candidates or indications.

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

Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses.  Overall research and development expenses decreased to $7,902,000 in 2009 from $20,069,000 in 2008 and from $23,739,000 in 2007.

The fluctuations in research and development expenses were specifically impacted by the following:

-
Outside Services – We utilize outsourcing to conduct our product development activities. Larger-scale small molecule synthesis, in vivo testing and data analysis are examples of the services that we outsource.  We spent $430,000 in 2009, $1,170,000 in 2008 and $2,871,000 in 2007 on these activities.  The decrease in 2009 as compared to 2008 primarily reflects the absence in 2009 of analytical testing and preclinical support services in 2ME2 (2-methoxyestradiol) and ENMD-1198 studies.  The decrease in 2008 as compared to 2007 reflects the absence in 2008 of certain IND-directed expenses associated with the IND submissions for Panzem® NCD for the treatment of rheumatoid arthritis and for ENMD-2076 in oncology during 2007.

-
Clinical Trial Costs – Clinical trial costs decreased to $2,518,000 in 2009, from $5,194,000 in 2008, which increased from $4,282,000 in 2007.  The 2009 decrease relates to the Company’s restructuring and the reprioritization of our clinical programs, focusing on the clinical development of ENMD-2076.  Our increase in 2008 clinical expenses resulted primarily from the initiation of clinical trials for ENMD-2076 and also the expanded MKC-1 clinical program.  Costs of such trials include the clinical site fees, monitoring costs and data management costs.

-
Contract Manufacturing Costs – The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, and product release costs. Contract manufacturing costs decreased in 2009 to $965,000 from $3,418,000 in 2008, and from $5,681,000 in 2007.  The 2009 decrease reflects the absence of contract manufacturing activities for ENMD-1198 and Panzem® NCD. The most significant component of the 2008 decrease was our acquisition of bulk API (Active Pharmaceutical Ingredient) to support the Panzem® NCD trials in 2007.  The absence of Panzem® NCD API costs in 2008 was partially offset by an increase in contract manufacturing activities for ENMD-1198.  The 2007 contract manufacturing expenses reflect the costs of supplying finished drug product to support new and ongoing trials for three clinical drug candidates and also the cost of securing clinical material to support Phase 1 trials for ENMD-2076, which started in 2008.

-
Personnel Costs — Personnel costs decreased to $2,320,000 in 2009 from $5,751,000 in 2008, which increased from $5,301,000 in 2007.  The 2009 decreased expenses result from our corporate restructuring at the end of 2008, at which time, we eliminated certain management positions and significantly reduced our research and development staff and operations.  The increase in 2008 is attributed primarily to severance costs related to the December 2008 reduction in force, offset by the decision not to accrue bonuses in 2008.

-
Also reflected in our 2009 research and development expenses are patent costs of $487,000, facility and related expenses of $606,000, laboratory supplies and animal costs of $33,000, consulting fees of $301,000 and travel expenses of $83,000.  In 2008, these expenses totaled $767,000, $1,483,000, $985,000, $451,000 and $193,000, respectively, and in 2007, these expenses totaled $1,251,000, $1,500,000, $1,111,000, $627,000 and $243,000, respectively.  The reduction in expenses in 2009 resulted from the decision to focus our resources on the development of ENMD-2076 and the elimination of costs associated with our other product candidates.

General and Administrative Expenses.  General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.

General and administrative expenses decreased to approximately $4,175,000 in 2009 from $7,765,000 in 2008, which increased from $7,387,000 in 2007.  The decrease in 2009 is primarily related to our corporate restructuring, which resulted in reductions in our headcount and the elimination of three executive officer positions in December 2008.  Such executive officer positions have not been opened to date.  The increase in 2008 is primarily related to accrued severance costs associated with the termination of those corporate officers.

In-process R&D. In January 2006, we acquired Miikana Therapeutics, a private biotechnology company.  Pursuant to the Merger Agreement, we acquired all of the outstanding capital stock of Miikana Therapeutics, Inc. in exchange for 9.96 million shares of common stock and the assumption of certain obligations.  In 2008, EntreMed initiated a Phase 1 clinical trial with its Aurora A and angiogenic kinase inhibitor, ENMD-2076, in patients with solid tumors.  Dosing of the first patient with ENMD-2076 triggered a purchase price adjustment milestone of $2 million, which we opted to pay in stock. In June 2008, 2,564,104 shares of common stock were issued as consideration for the satisfaction of the milestone payment.  The additional payment of $2 million was recorded to expense as in-process research and development since the research and development project related to the Aurora Kinase Program had not reached technical feasibility and has no future alternative use.  Under the terms of the merger agreement, the former Miikana stockholders may earn up to an additional $16 million of potential payments upon the satisfaction of additional clinical and regulatory milestones.  If ENMD-2076 advances to Phase 2, dosing of the first patient in a Phase 2 study will trigger a milestone payment of $3 million, which we expect to occur in the second quarter of 2010 and may be paid in cash or stock at our sole discretion.

Interest Expense.  Interest expense for the year ended December 31, 2009 decreased to approximately $1,493,000 (including $133,000 of non-cash interest) from $2,216,000 (including $199,000 of non-cash interest).  Interest expense increased in 2008 from $793,000 in 2007.  The increase in 2008 results from a financing transaction with General Electric Capital Corporation (GECC) in September 2007 and the related interest expense.  The 2007 interest expense primarily related to debt with Venture Lending & Leasing IV, LLC, which was paid in full in September 2007.

Investment Income.  Investment income decreased in 2009 to $70,000 from $882,000 in 2008 and $2,113,000 in 2007 as a result of lower yields on lower invested balances in interest-bearing cash accounts and investments.

Dividends on Series A Convertible Preferred Stock.  The Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 reflect accrued, but unpaid, dividends of $1,005,000 relating to Series A Convertible Preferred Stock held by Celgene pursuant to a Securities Purchase Agreement dated December 31, 2002.  The holders of Series A Preferred Stock will accumulate dividends at a rate of 6% and will participate in dividends declared and paid on the common stock, if any.  All accumulated dividends must be paid before any dividends may be declared or paid on the Common Stock.  We have no plans to pay any dividends in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses in 2010 and the foreseeable future before we commercialize any products.  Based on our current plans, we expect our current available cash and cash equivalents to meet our cash requirements into September of fiscal 2010.

Our independent registered public accounting firm, Ernst & Young LLP, has concluded that substantial doubt exists about our ability to continue as a going concern, and has included an explanatory paragraph to describe this uncertainty in its audit report on our consolidated financial statements for the year ended December 31, 2009 included in this Annual Report on Form 10-K.  We did not include any adjustments to the consolidated financial statements included in this Annual Report on Form 10-K to reflect the possible future effects that may result from the uncertainty of our ability to continue as a going concern because we believe that we will continue to be a financially sound and viable business, continuing to conduct clinical trials for, and further development of, ENMD-2076 and provide value to our shareholders.

We will require significant additional funding prior to January 1, 2011 to fund operations until such time, if ever, we become profitable.  We intend to augment our cash and cash equivalent balances as of December 31, 2009 by pursuing other forms of capital infusion, including strategic alliances or collaborative development opportunities with organizations that have capabilities and/or products that are complementary to our capabilities and products in order to continue the development of our potential product candidates that we intend to pursue to commercialization.

We intend to explore one or more of the following alternatives to raise additional capital so that the Company can continue as a going concern through 2010:

•	selling additional equity securities;
•	out-licensing technologies or product candidates to one or more corporate partners;
•	monetizing our Thalomid® royalty payment stream
•	completing an outright sale of non-priority assets; and/or
•	engaging in one or more strategic transactions.

We also will consider additional actions to reduce our expenses.

There can be no assurance that adequate additional financing under such arrangements will be available to us on terms that we deem acceptable, if at all.  If additional funds are raised by issuing equity securities, dilution to existing shareholders may result.  If we fail to obtain additional capital when needed, we may be required to delay or scale back our Phase 2 plans for ENMD-2076.

At December 31, 2009, we had cash and short-term investments of $6,366,253, with a working capital deficit of ($1,395,158).

In January 2006, we acquired Miikana Therapeutics, a private biotechnology company, in exchange for 9.96 million shares of our common stock and the assumption of certain obligations of Miikana.  We acquired certain drug candidates in connection with the acquisition, including the lead molecule in the Aurora Kinase Program, ENMD-2076, which advanced into clinical development in 2008.  ENMD-2076 is a kinase inhibitor with activity towards Aurora A and multiple other kinases linked to promoting cancer.  Dosing of the first patient in ENMD-2076 trials triggered a milestone payment of $2 million to the former Miikana stockholders payable in stock or cash, at the Company’s discretion.  In June 2008, 2,564,105 shares of common stock were issued to the former Miikana stockholders as consideration for the satisfaction of the milestone payment.  Under the terms of the merger agreement, dosing of the first patient in a Phase 2 trial for ENMD-2076 will trigger an additional milestone payment of $3 million, payable in stock or cash, at the Company’s sole discretion.  We expect this milestone to occur during the second quarter of 2010.  Beyond this milestone, the former Miikana stockholders may earn up to an additional $13 million of potential payments upon the satisfaction of additional clinical and regulatory milestones.  Through the Miikana acquisition, we also acquired rights to MKC-1, a Phase 2 clinical candidate licensed from Roche by Miikana in April 2005.  Under the terms of the agreement, Roche may be entitled to receive future payments upon successful attainment of certain clinical, regulatory and commercialization milestones; however, ENMD-2076 is the only program currently under active clinical evaluation by the Company, we do not expect to trigger any of these milestone payments during fiscal 2010.

FINANCING ACTIVITIES

In September 2007, we entered into a $20 million term loan agreement with General Electric Capital Corporation (“GECC”), as agent, Merrill Lynch Capital and Oxford Finance Corporation (collectively with GECC, the “Lenders”).   The loan accrues interest in arrears at a fixed annual interest rate of 10.47% until fully repaid.  The loan is to be repaid by the Company to GECC, for the ratable benefit of the Lenders, as nine consecutive monthly payments of interest only, each in the amount of $174,500, which commenced on November 1, 2007, and thirty consecutive monthly payments of principal and interest, each in the amount of $760,606, which commenced on August 1, 2008.  In connection with the transaction, we issued warrants with an exercise price of $2.00 per share to the Lenders providing rights to purchase their respective pro rata share of 250,000 shares of common stock of the Company.  The unpaid balance of the loan at December 31, 2009 is approximately $9,311,000.

The Loan Agreement contains customary affirmative and negative operating and financial covenants.  We were in compliance with such covenants as of December 31, 2009.

On August 6, 2009, we filed a Form S-3 registration statement with the SEC utilizing a “shelf” registration process.  On October 9, 2009, the Form S-3 registration statement was declared effective by the SEC.  Pursuant to this shelf registration statement, we may sell debt or equity securities in one or more offerings up to a total public offering price of $30.0 million.  We believe that this shelf registration statement currently provides us additional flexibility with regard to potential financings that we may undertake when market conditions permit or our financial condition may require.  To date, we have completed two offerings under the shelf registration statement.

On January 11, 2010, we sold 3,125,000 shares of our common stock to an institutional investor for an aggregate purchase price of $2,500,000 or $0.80 per share.

On February 3, 2010, we sold 3,846,154 shares of our common stock to the same institutional investor for an aggregate purchase price of $2,500,000, or $0.65 per share.

To accomplish our business plans, we will be required to continue to conduct substantial development activities for ENMD-2076. Under our current operating plans for 2010, we expect to have ENMD-2076, our leading program, under clinical investigation and we expect our 2010 results of operations to reflect a net loss of approximately $8,000,000, including non-cash charges of approximately $1,400,000.  These projections are subject to judgment and estimation and could significantly change.

We expect that the majority of our 2010 revenues will continue to be from royalties on the sales of Thalomid®.  Thalomid® is sold by a third-party and is subject to competition from other products and generic drugs, and we have no control over such party’s sales efforts or the resources devoted to Thalomid® sales.  In 2009 and 2008, we received royalty-sharing revenue in the amount of $4,990,000 and $7,472,000, respectively.  There can be no assurance on the future trends of Thalomid® sales and the amount of revenue we will receive and record in 2010.  In addition, under our licensing agreement with Oxford Biomedica, PLC and Oxford Biomedica (UK) Limited Oxford, we are entitled to receive payments upon the achievement of certain milestones with respect to the development of gene therapies for ophthalmic (eye) diseases.  In connection with the announced collaboration between Oxford Biomedica and Sanofi Aventis which included certain compounds that are governed by our licensing agreement, we received $368,000 in 2009, representing a share of the upfront payment received by Oxford Biomedica.  Accordingly, a sub-royalty payment of $74,000 to be remitted to Children’s Medical Center Corporation has been accrued at December 31, 2009.  We do not control the drug development efforts of Oxford and have no information or control over when or whether any milestones will be reached that would result in additional payments to us.

INFLATION AND INTEREST RATE CHANGES

Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.

CONTRACTUAL OBLIGATIONS

The table below sets forth our contractual obligations at December 31, 2009.

CONTRACTUAL OBLIGATIONS	PAYMENTS DUE BY PERIOD
	Total	Less than 1 year	1-3 years	3 - 5 years	More than 5 years
Operating Leases Obligations	$74,000	$74,000	$—	$—	$—
Loan Payable, including interest	9,311,000	8,555,000	756,000
Obligations under Licensing and Miikana Merger Agreements (1)	—	—	—	—	—
Purchase Obligations
Clinical Trial Contracts	2,698,000	1,350,000	1,348,000	—	—
Contract Manufacturing	505,000	253,000	252,000	—	—

Total Contractual Cash Obligations	$12,588,000	$10,232,000	$2,356,000	$—	$—

(1)
In the event that we reach certain development milestones for Panzem® and MKC-1, such as initiation of Phase 3 trials and multiple regulatory approvals (US, Europe and Japan), we could be obligated to make future milestone payments of up to $35.75 million under the related license agreements.  Of this amount, up to $10 million could become payable while these product candidates are in clinical development.  We would also be obligated to make annual-sales-based-royalty payments if we successfully commercialize either compound.  Our other development programs are in Phase 1 or earlier stages of development.  Under the terms of the Miikana merger agreement we could be obligated to make additional payments to Miikana’s selling shareholders of $16 million upon the attainment of certain clinical milestones for two acquired preclinical programs.  In addition, under the terms of our license agreement with Celgene, we could make future development and commercialization milestone payments, including payments for approvals in the U.S. and other countries, totaling $25.25 million. Of the milestones, $5.25 million would be payable if a product candidate successfully moves through clinical trials.  We would also be required to pay annual-sales-based-royalties under this agreement.  We cannot forecast with any degree of certainty whether any of our product candidates will reach additional developmental milestones.  We therefore have excluded the milestone amounts and any royalty payments from the above table.

OFF-BALANCE-SHEET ARRANGEMENTS

We had no material off-balance sheet arrangements during fiscal year 2009.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2009, the FASB Accounting Standards Codification (“ASC” or “Codification”) became the authoritative source of accounting principles generally accepted in the United States (“GAAP”) recognized by the FASB. All existing FASB accounting standards and guidance were superseded by the ASC. Instead of issuing new accounting standards in the form of statements, FASB staff positions and Emerging Issues Task Force abstracts, the FASB now issues Accounting Standards Updates that update the Codification. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws continue to be additional sources of authoritative GAAP for SEC registrants.  This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. There has been no change to our consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in the consolidated financial statements.

On June 30, 2009, we adopted authoritative guidance which requires a publicly-traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the methods and significant assumptions used to estimate the fair value. Other than the required disclosures (see the Debt note), the adoption of this guidance had no impact on our consolidated financial statements.

In May 2009, the FASB issued authoritative guidance regarding subsequent events which is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, the guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this pronouncement, which is effective for financial statements issued for interim and annual financial periods ending after June 15, 2009, did not have a material impact on our financial position and results of operations.

In April 2009, the FASB issued authoritative accounting guidance on how to determine the fair value of assets and liabilities in the current economic environment, which reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. Additional guidance issued in April 2009 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. The FASB also issued guidance to enhance the disclosure of financial instruments for both interim and annual periods. The adoption of this guidance had no material effect on our consolidated results of operations, financial position or liquidity.

In June 2008, the FASB issued authoritative guidance which mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. The adoption of this guidance as of January 1, 2009 had no material effect on our consolidated results of operations, financial position or liquidity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of December 31, 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this item is submitted in a separate section of this report. See Index to Consolidated Financial Statements on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Executive Chairman and Principal Accounting Officer (its principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  Our Executive Chairman and Principal Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Executive Chairman and Principal Accounting Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Executive Chairman and Principal Accounting Officer have concluded these disclosure controls are effective as of December 31, 2009.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our management, including our Chief Operating Officer and Principal Accounting Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2009.

Ernst & Young LLP, the independent registered public accounting firm that has audited our consolidated financial statements included herein, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2009, a copy of which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of EntreMed, Inc.

We have audited EntreMed, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EntreMed, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, EntreMed, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EntreMed, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of EntreMed, Inc. and our report dated March 29, 2010 expressed an unqualified opinion thereon that included an explanatory paragraph regarding EntreMed, Inc.’s ability to continue as a going concern.
/s/ Ernst & Young LLP
McLean, Virginia
March 29, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in our Definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2009.  Such information is incorporated herein by reference.

We have adopted a Code of Ethics, as defined in applicable SEC and NASD rules, that applies to directors, officers and employees, including our principal executive officer and principal accounting officer.  The Code of Ethics is available on the Company’s website at www.entremed.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item will be contained in our Definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2009.  Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in our Definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2009.  Such information is incorporated herein by reference.

Options under Employee Benefit Plans

The following table discloses certain information about the options issued and available for issuance under all outstanding Company option plans, as of December 31, 2009.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
Equity compensation plans approved by security holders	6,984,606	$5.50	3,135,043
Equity compensation plans not approved by security holders	0	$0.00	0
Total	6,984,606	$5.50	3,135,043

Warrants issued under the unauthorized plans represent compensation for consulting services rendered by the holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this item will be contained in our Definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2009.  Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this item will be contained in our Definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2009.  Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1. FINANCIAL STATEMENTS - See index to Consolidated Financial Statements.

      2. Schedules

All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

      3. Exhibits

2.1(1)	Agreement and Plan of Merger, dated as of December 22, 2005 among EntreMed, Inc., E.M.K. Sub, Inc., Miikana Therapeutics, Inc., and Andrew Schwab

3.1(2)	Amended and Restated Certificate of Incorporation of EntreMed, Inc.

3.2(3)	By-laws of EntreMed, Inc.

4.1(4)	Certificate of Designations of the Series A Convertible Preferred Stock

4.2(5)	Warrant to Purchase Common Stock, dated January 13, 2003, issued by EntreMed, Inc. in favor of Celgene Corporation

4.3(6)	Warrant to Purchase Common Stock, dated September 12, 2007, issued by EntreMed, Inc. in favor of General Electric Capital Corporation

4.4(6)	Warrant to Purchase Common Stock, dated September 12, 2007, issued by EntreMed, Inc. in favor of Merrill Lynch Capital

4.5(6)	Warrant to Purchase Common Stock, dated September 12, 2007, issued by EntreMed, Inc. in favor of Oxford Finance Corporation

10.1(7)	1992 Stock Incentive Plan*

10.2(7)	Amended and Restated 1996 Stock Option Plan*

10.3(7)	Form of Stock Option Agreement, under Amended and Restated 1996 Stock Option Plan*

10.4(8)	License Agreement between Children's Hospital Medical Center Corporation and EntreMed, Inc. signed December 20, 1996 regarding Estrogenic Compounds as Anti-Mitotic Agents

10.5(9)	Amendment to the 1996 Stock Option Plan*

10.6(10)	License Agreement between Celgene Corporation and EntreMed, Inc. signed December 9, 1998 regarding thalidomide intellectual property

10.7(10)	Lease Agreement between EntreMed, Inc. and Red Gate III Limited Partnership, dated June 10, 1998

10.8(11)	1999 Long-Term Incentive Plan*

10.9(12)	EntreMed, Inc. 2001 Long-Term Incentive Plan*

10.10.1(13)	Purchase Agreement between Bioventure Investments kft and EntreMed, Inc., dated June 15, 2001+

10.10.2(13)	Amendment 1 to Purchase Agreement between Bioventure Investments kft and EntreMed, Inc., date July 13, 2001

10.10.3(13)	Amendment 2 to Purchase Agreement between Bioventure Investments kft and EntreMed, Inc., dated July 30, 2001

10.10.4(13)	Amendment 3 to Purchase Agreement between Bioventure Investments kft and EntreMed, Inc., dated August 3, 2001

10.11(14)	Board Service Agreement, dated February 5, 2003, between Michael M. Tarnow and EntreMed, Inc. *

10.12(15)	Securities Purchase Agreement by and among EntreMed, Inc., and Celgene Corporation, dated as of December 31, 2002

10.13(15)	Investor and Registration Rights Agreement by and between EntreMed, Inc. and Celgene Corporation, dated as of December 31, 2002

10.14(16)	Employment Agreement between EntreMed and Carolyn F. Sidor, M.D. effective December 1, 2004, as amended*

10.15(17)	EntreMed, Inc. 2001 Long Term Incentive Plan Non-Qualified Stock Option Grant Agreement (Director)*

10.16(17)	EntreMed, Inc. 2001 Long Term Incentive Plan Non-Qualified Stock Option Grant Agreement (Non-Director Employee)*

10.17(17)	Form of Change in Control Agreement*

10.18(17)	Amendment to Employment Agreement by and between the Company and Carolyn F. Sidor, effective April 16, 2007*

10.19(17)	Amendment to Employment Agreement by and between the Company and Cynthia Wong Hu, effective April 16, 2007*

10.20(18)	Form of Restricted Stock Award under EntreMed, Inc. 2001 Long Term Incentive Plan*

10.21(19)
License Agreement between EntreMed and Celgene Corporation signed March 24, 2005 regarding the development and commercialization of Celgene’s small molecule tubulin inhibitor compounds for the treatment of cancer+

10.22(20)	Employment Agreement by and between EntreMed and Cynthia Wong, dated as of June 1, 2006, as amended*

10.23(21)	License Agreement, dated January 9, 2006, by and between Elan Pharma International Limited and EntreMed, Inc. +

10.24(21)	Research, Development and Commercialization Agreement, dated as of April 20, 2005, by and between Hoffman-La Roche Inc. and F. Hoffman La Roche Ltd. (together, “Roche”), and Miikana Therapeutics Inc.+

10.25(22)
Loan and Security Agreement dated September 12, 2007 among General Electric Capital Corporation, Oxford Finance Corporation, Merrill Lynch Capital, as the lenders and EntreMed, Inc. and Miikana Therapeutics, Inc. as the loan parties

10.26(22)	Promissory Note dated September 12, 2007 to General Electric Capital Corporation

10.27(22)	Promissory Note dated September 12, 2007 to Merrill Lynch Capital

10.28(22)	Promissory Note dated September 12, 2007 to Oxford Finance Corporation

10.29(23)	Amendment to Lease between EntreMed, Inc. and Red Gate III Limited Partnership, dated January 27, 2009

10.30(23)	Employment Agreement by and between the Company and Kathy Wehmeir-Davis, dated as January 1, 2009*

10.31(23)	Employment Agreement by and between the Company and Mark R. Bray, dated as January 1, 2009*

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of President and CEO

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Rule 13a-14(b) Certification by President and CEO

32.2	Rule 13a-14(b) Certification by Chief Financial Officer

*	Compensatory Plan, Contract or Arrangement.

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

(17)	Incorporated by reference from our Form 8-K previously filed with the Securities and Exchange Commission on April 17, 2007.

(18)	Incorporated by reference from our Form 8-K previously filed with the Securities and Exchange Commission on March 11, 2005.

(19)	Incorporated by reference from our Form 10-Q for the quarter ended March 31, 2005 previously filed with the Securities and Exchange Commission.

(20)	Incorporated by reference from our Form 8-K previously filed with the Securities and Exchange Commission on June 6, 2006.

(21)	Incorporated by reference from our Form 10-Q for the quarter ended March 31, 2006 previously filed with the Securities and Exchange Commission.

(22)	Incorporated by reference from our Form 10-Q for the quarter ended September 30, 2007 previously filed with the Securities and Exchange Commission.

(23)	Incorporated by reference from our Form 10-K for the fiscal year ended December 31, 2008, previously filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2010
ENTREMED, INC.

By:	/s/Michael M. Tarnow
Michael M. Tarnow
Executive Chairman

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/Michael M. Tarnow	Executive Chairman	March 29, 2010
Michael M. Tarnow

/s/ Kathy Wehmeir-Davis	Principal Accounting Officer	March 29, 2010
Kathy Wehmeir-Davis

/s/Donald S. Brooks	Director	March 25, 2010
Donald S. Brooks

/s/Dwight L. Bush	Director	March 25, 2010
Dwight L. Bush

/s/Jennie C. Hunter-Cevera	Director	March 29, 2010
Jennie C. Hunter-Cevera

/s/Mark C. M. Randall	Director	March 29, 2010
Mark C. M. Randall

/s/Peter S. Knight	Director	March 29, 2010
Peter S. Knight

The following consolidated financial statements of EntreMed, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of EntreMed, Inc.:

We have audited the accompanying consolidated balance sheets of EntreMed, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December, 31 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EntreMed, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that EntreMed, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The 2009 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EntreMed, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2010 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP
McLean, Virginia
March 29, 2010

EntreMed, Inc.
Consolidated Balance Sheets

	DECEMBER 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$6,312,182	$16,743,129
Short-term investments	54,071	7,548,044
Accounts receivable, net of allowance for doubtful accounts of $72,145 at December 31, 2009 and $54,145 at December 31, 2008	3,286,858	3,880,108
Prepaid expenses and other	220,925	420,940
Total current assets	9,874,036	28,592,221

Property and equipment, net	171,498	263,715
Other assets	21,494	67,459
Total assets	$10,067,028	$28,923,395

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,968,607	$3,496,198
Accrued liabilities	745,183	2,584,327
Current portion of loan payable	8,555,404	7,708,451
Deferred rent	-	20,763
Total current liabilities	11,269,194	13,809,739

Loan payable, less current portion	723,814	9,191,490

Stockholders' (deficit) equity:

Convertible preferred stock, $1.00 par value; 5,000,000 shares authorized and 3,350,000 shares issued and outstanding at December 31, 2009 and 2008 (liquidation value - $33,500,000 at December 31, 2009 and 2008)	3,350,000	3,350,000
Common stock, $.01 par value: 170,000,000 shares authorized at December 31, 2009 and 2008; 88,671,445 and 88,489,278 shares issued and outstanding at December 31, 2009 and 2008, respectively	886,715	884,893
Additional paid-in capital	367,997,962	367,689,943
Treasury stock, at cost: 874,999 shares held at
December 31, 2009 and 2008	(8,034,244)	(8,034,244)
Accumulated other comprehensive income	-	(58,391)
Accumulated deficit	(366,126,413)	(357,910,035)
Total stockholders' (deficit) equity	(1,925,980)	5,922,166
Total liabilities and stockholders' (deficit) equity	$10,067,028	$28,923,395

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Operations

	YEAR ENDED DECEMBER 31,
	2009	2008	2007
Revenues:
Royalties	4,989,725	7,472,061	7,393,463
Other	294,333	5,158	2,188
	5,284,058	7,477,219	7,395,651

Costs and expenses:
Research and development	7,901,522	20,069,229	23,739,392
General and administrative	4,104,287	7,764,532	7,386,570
Acquired In-Process R&D	-	2,000,000	-
	12,005,809	29,833,761	31,125,962

Investment income	69,702	882,253	2,112,583
Interest expense	(1,493,400)	(2,216,163)	(793,393)
Fixed asset impairment loss	-	(171,576)	-
Other expense	(70,929)	-	-

Net loss	(8,216,378)	(23,862,028)	(22,411,121)

Dividends on Series A convertible preferred stock	(1,005,000)	(1,005,000)	(1,005,000)

Net loss attributable to common shareholders	$(9,221,378)	$(24,867,028)	$(23,416,121)

Net loss per share (basic and diluted)	$(0.11)	$(0.29)	$(0.28)
Weighted average number of shares outstanding (basic and diluted)	87,757,765	86,479,768	84,166,552

See accompanying notes.

ENTREMED, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

								Accumulated
						Additional	Deferred	Other
	Preferred Stock		Common Stock		Treasury	Paid-in	Stock	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Compensation	Income (Loss)	Deficit	Total
Balance at December 31, 2006	3,350,000	$3,350,000	83,964,586	$848,400	$(8,034,244)	$362,318,737	$-	$117,212	$(311,636,886)	$46,963,219
Issuance of common stock for options exercised	-	-	75,000	750	-	81,000	-	-	-	81,750
Issuance of common stock for warrants exercised	-	-	675,000	6,750	-	666,774	-	-	-	673,523
Fair value of warrants issued pursuant to debt settlement agreements	-	-	-	-	-	190,000	-	-	-	190,000
Restricted stock grants, net of issuance cost	-	-	123,407	1,225	-	187,729	-	-	-	188,954
Stock-based compensation expense, net of forfeitures	-	-	-	-	-	1,260,910	-	-	-	1,260,910
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(22,411,121)	(22,411,121)
Unrealized loss on investments	-	-	-	-	-	-	-	(50,258)	-	(50,258)
Comprehensive loss	-	-	-	-	-	-	-	-	-	(22,461,379)
Balance at December 31, 2007	3,350,000	$3,350,000	84,837,993	$857,125	$(8,034,244)	$364,705,150	$-	$66,954	$(334,048,007)	$26,896,977
Issuance of common stock for milestone payment, net of stock issuance costs	-	-	2,564,104	25,641	-	1,897,403				1,923,044
Restricted stock grants	-	-	212,182	2,127	-	190,929	-	-	-	193,056
Stock-based compensation expense, net of forfeitures	-	-	-	-	-	896,461	-	-	-	896,461
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(23,862,028)	(23,862,028)
Unrealized loss on investments	-	-	-	-	-	-	-	(125,345)	-	(125,345)
Comprehensive loss	-	-	-	-	-	-	-	-	-	(23,987,373)
Balance at December 31, 2008	3,350,000	$3,350,000	87,614,279	$884,893	$(8,034,244)	$367,689,943	$-	$(58,391)	$(357,910,035)	$5,922,166
Issuance of common stock for options exercised (less options used for pymt of taxes)	-	-	67,802	678	-	(10,993)	-	-	-	(10,315)
Restricted stock grants	-	-	114,365	1,144	-	72,050	-	-	-	73,194
Stock-based compensation expense, net of forfeitures	-	-	-	-	-	246,962	-	-	-	246,962
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	58,391	(8,216,378)	(8,157,987)
Unrealized loss on investments	-	-	-	-	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-	-	-	-	(8,157,986)
Balance at December 31, 2009	3,350,000	$3,350,000	87,796,446	$886,715	$(8,034,244)	$367,997,962	$-	$-	$(366,126,413)	$(1,925,980)

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Cash Flows

	YEAR ENDED DECEMBER 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,216,378)	$(23,862,028)	$(22,411,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95,106	319,230	333,827
Write-off of in-process R&D	-	2,000,000	-
Fixed asset impairment loss	-	171,576	-
Investment impairment loss	70,929	-	-
Stock-based compensation expense	320,156	1,089,517	1,454,864
Amortization of deferred stock-based compensation	-	-	-
Amortization of discount on short-term investments	(21,270)	(573,647)	(1,112,976)
Non-cash interest	133,082	198,543	62,428
Changes in operating assets and liabilities:
Accounts receivable	593,250	21,446	(56,554)
Interest receivable	37,329	106,789	(70,296)
Prepaid expenses and other	162,688	80,944	(86,085)
Accounts payable	(1,527,591)	(1,054,694)	(1,395,960)
Accrued liabilities	(1,839,146)	908,512	(152,352)
Deferred rent	(20,763)	(119,595)	(89,848)
Net cash used in operating activities	(10,212,608)	(20,713,407)	(23,524,073)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short term investments	(7,992,859)	(51,556,886)	(43,999,618)
Maturities of short term investments	15,500,000	62,525,000	56,664,000
Unrealized gain on short term investments	(4,436)	4,436	-
Purchases of furniture and equipment	(2,889)	(134,065)	(106,721)
Net cash provided by (used in) investing activities	7,499,816	10,838,485	(12,557,661)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan	(7,707,840)	(2,980,893)	(751,093)
Proceeds from issuance of loan and warrants, net of discount	-	-	19,900,000
Debt issuance costs	-	-	(153,012)
Stock issuance costs	(10,315)	(76,955)	-
Net proceeds from sale of common stock	-	-	750,275
Net cash (used in) provided by financing activities	(7,718,155)	(3,057,848)	19,746,170

Net (decrease) increase in cash and cash equivalents	(10,430,947)	(12,932,770)	8,779,758

Cash and cash equivalents at beginning of year	16,743,129	29,675,899	20,896,141
Cash and cash equivalents at end of year	$6,312,182	$16,743,129	$29,675,899

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,360,319	$2,017,619	$554,660
Non-cash investing activity:
Stock issued in connection with milestone payment related to the acquisition of Miikana	$-	$2,000,000	$-

EntreMed, Inc.

Notes to Consolidated Financial Statements
December 31, 2009

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

EntreMed, Inc. (“EntreMed” or “the Company”) (Nasdaq: ENMD) is a clinical-stage pharmaceutical company focused on developing ENMD-2076, an Aurora A and angiogenic kinase inhibitor for the treatment of cancer.  ENMD-2076 is currently in Phase 1 studies in advanced cancers, multiple myeloma and leukemia. The Company anticipates the initiation of a Phase 2 study in ovarian cancer in the second quarter 2010.

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

ENMD-2076 has received orphan drug designation for the treatment of ovarian cancer, multiple myeloma and AML.

ENMD-2076 is the only program currently under active clinical evaluation by the Company.  The selection of ENMD-2076 as its lead drug candidate allows the Company to direct the majority of its resources to its clinical development.  However, the Company also owns intellectual property around its other drug candidates.  So that EntreMed can continue to accelerate the development of ENMD-2076, the Company does not intend to initiate additional new studies for these programs unless additional significant financing becomes available.  EntreMed’s other drug candidates include MKC-1, an oral cell-cycle inhibitor with activity against the mTOR pathway that has completed multiple Phase 2 clinical trials for cancer, and ENMD-1198, a novel antimitotic agent that has completed a Phase 1 study in advanced cancers.  The Company also has an approved Investigational New Drug Application (IND) for the use of Panzem® in rheumatoid arthritis (RA) treatment.  All of EntreMed’s candidates are multi-mechanism in that they target disease cells and the blood vessels that nourish them.  The Company believes they can be developed to be safe and convenient, and provide the potential for improved patient outcomes.

LIQUIDITY RISKS AND MANAGEMENT’S PLANS

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As of December 31 2009, the Company has operating and liquidity concerns.  Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $366 million.  The Company expects to continue to incur expenses, resulting in operating losses, for the foreseeable future due to, among other factors, its continuing clinical trials, planned future clinical trials, and other anticipated research and development activities.  Based on current plans, the Company expects its current available cash and cash equivalents to meet its cash requirements into the fourth quarter of fiscal 2010.

The Company’s ability to continue as a going concern is dependent on its success at raising additional capital sufficient to meet its obligations on a timely basis, and to ultimately attain profitability.  Management is actively engaged in raising capital through a planned common stock financing, and is confident of its ability to raise the necessary funds for the Company’s growth and development activities.  However, there is no assurance that the Company will raise capital sufficient to enable the Company to continue its operations for the next 12 months.  If additional funds are raised by issuing equity securities, dilution to existing shareholders may result.  There can be no assurance that adequate additional financing will be available to the Company on terms that it deems acceptable, if at all.

In the event the Company is unable to successfully raise additional capital, it is unlikely that the Company will have sufficient cash flows and liquidity to finance its business operations as currently contemplated.  Accordingly, in the event new financing is not obtained, the Company will likely reduce general and administrative expenses and delay, scale back, or interrupt the clinical development of ENMD-2076 until it is able to obtain sufficient financing to do so.

These factors could significantly limit the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The accompanying consolidated financial statements include the accounts of the Company’s controlled subsidiary, Miikana Therapeutics, Inc. (Miikana).  All inter-company balances and transactions have been eliminated in consolidation.  The Company refers to EntreMed and its consolidated subsidiary.

Material subsequent events have been considered for disclosure and recognition through the filing date of these consolidated financial statements.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company does not operate separate lines of business with respect to its products or product candidates. Accordingly, the Company does not have separately reportable segments as defined by authoritative guidance issued by the Financial Accounting Standards Board (FASB).

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with pre-clinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Research and development costs are expensed as incurred, including costs incurred in filing, defending and maintaining patents.

PROPERTY AND EQUIPMENT

Furniture and equipment and leasehold improvements are stated at cost and are depreciated over their estimated useful lives of 3 to 10 years. Depreciation is determined on a straight-line basis.  Depreciation expense was $95,106, $319,230 and $333,827 in 2009, 2008 and 2007, respectively.

Property and equipment consists of the following:

	DECEMBER 31,
	2009	2008
Furniture and equipment	$4,990,578	$4,987,689
Leasehold improvements	1,325,031	1,325,031
	6,315,609	6,312,720
Less: accumulated depreciation	(6,144,111)	(6,049,005)
	$171,498	$263,715

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with authoritative guidance issued by FASB, the Company periodically evaluates the value reflected in its balance sheet of long-lived assets, such as equipment, when events and circumstances indicate that the carrying amount of an asset may not be recovered.  Such events and circumstances include the use of the asset in current research and development projects, any potential alternative uses of the asset in other research and development projects in the short to medium term and restructuring plans entered into by the Company.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values.  At December 31, 2008, the Company recorded a fixed asset impairment charge of approximately $172,000 in connection with its restructuring plan discussed later in Note 2.  No impairment charges were recorded in 2009.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments with original maturities of less than 90 days. Substantially all of the Company's cash equivalents are held in short-term money market accounts of banks and brokerage houses.

SHORT-TERM INVESTMENTS

Short-term investments at December 31, 2009 consist of equity securities.  The Company has classified these investments as available for sale.  Such securities are carried at fair market value. The cost of securities sold is calculated using the specific identification method.  Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity. Net unrealized losses of $12,538 and $125,345 were recorded in 2009 and 2008, respectively.  Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations. There were realized losses of approximately $71,000 for the year ended December 31, 2009.  There were no realized gains or losses for the year ended December 31, 2008.  Short-term investments are principally uninsured and subject to normal credit risk.

The following is a summary of available-for-sale securities at December 31, 2009:

	Available-for-Sale Securities
	Amortized	Gross Unrealized	Gross Realized	Estimated Fair Value (Net Carrying
	Cost	Gains	Losses	Amount)
Commercial Paper	$-	$-	$-	$-
Government-sponsored Enterprise Obligations	-	-	-	-
Equity Securities	125,000	-	(70,929)	54,071

Total	$125,000	$-	$(70,929)	$54,071

The following is a summary of available-for-sale securities at December 31, 2008:

	Available-for-Sale Securities
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair Value (Net Carrying
	Cost	Gains	Losses	Amount)
Commercial Paper	$3,965,832	$33,558	$-	$3,999,390
Government-sponsored Enterprise Obligations	3,515,196	4,491	-	3,519,687
Equity Securities	125,000	-	(96,033)	28,967

Total	$7,606,028	$38,049	$(96,033)	$7,548,044

ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts.  Allowances for doubtful accounts are determined on a specific item basis.  Management reviews the credit worthiness of individual customers and past payment history to determine the allowance for doubtful accounts.  There is an allowance for doubtful accounts of $72,145 and $54,145 at December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008, one individual customer represented 100% and 99%, respectively, of the total accounts receivable.

EXPENSES FOR CLINICAL TRIALS

           Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the data.  The Company estimates expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management.  Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes the enrollment process.  Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and when a patient drops out of a trial.  Costs that are based on clinical data collection and management are recognized in the reporting period in which services are provided.  In the event of early termination of a clinical trial, the Company would accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.  As of December 31, 2009 and 2008, clinical trial accruals were $1,425,725 and $1,600,975, respectively, and are included in Accounts Payable in the accompanying consolidated balance sheets.

INCOME TAXES

Income tax expense is accounted for in accordance with authoritative guidance issued by FASB.  Income tax expense has been provided using the liability method.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred tax assets if, based upon the available evidence, it is not more likely than not that the deferred tax assets will be realized.

Effective January 1, 2007, the Company adopted a new interpretation of an existing accounting standard that specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions.

At the date of adoption of the authoritative guidance, EntreMed had an unrecognized tax benefit of $2,751,000 related to net R&D tax credit carryforwards.  The Company had a full valuation allowance on the net deferred tax asset recognized in the consolidated financial statements.  As a result, the adoption of the authoritative guidance effective January 1, 2007, had no effect on the Company’s financial position.

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

Royalty Revenue - Royalties from licenses are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured. The majority of the Company’s 2009, 2008 and 2007 revenues were from royalties on the sale of Thalomid®, which the Company began to recognize in the third quarter of each year.  In 2004, certain provisions of a purchase agreement dated June 14, 2001 by and between Bioventure Investments kft (“Bioventure”) and the Company were satisfied, and, as a result, in 2005 the Company became entitled to share in the royalty payments received by Royalty Pharma Finance Trust, successor to Bioventure, on annual Thalomid® sales above a certain threshold.  Based on the licensing agreement royalty formula, annual royalty sharing commences with Thalomid® annual sales of approximately $225 million.  The Company may also be eligible to receive royalty payments under a February 2004 agreement with Children’s Medical Center Corporation (“CMCC”) and Alchemgen Therapeutics.  Under the agreement, Alchemgen received rights to market endostatin and angiostatin in Asia.  In April 2008, the Company was advised that Alchemgen Therapeutics ceased operations, therefore eliminating our ability to receive any royalties from Alchemgen under the agreement.  Through a sublicense to OxFord Biomedica PLC, the Company is eligible to receive royalties from it based on a portion of the net sales of products based on Endostatin and angiostatin developed for the treatment of ophthalmic (eye) diseases.  The Company received its first royaltiy payment under this agreement in 2009, and has accrued a sub-royalty payment in the amount of $74,000 at December 31, 2009 as a payable to CMCC.

NET LOSS PER SHARE

Net loss per share (basic and diluted) was computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding. Preferred Series A common stock equivalents totaling 16,750,000 for 2009, 2008 and 2007 were anti-dilutive and, therefore, were not included in the computation of weighted average shares used in computing diluted loss per share.

COMPREHENSIVE LOSS

The Company presents comprehensive loss and its components as part of the consolidated financial statements. Comprehensive loss is comprised of net loss and unrealized gain and loss on investments as follows:

	Years ended December 31,
	2009	2008	2007
Net loss	$(8,157,987)	$(23,862,028)	$(22,411,121)
Other comprehensive loss	-	(125,345)	(50,258)
Comprehensive loss	$(8,157,987)	$(23,987,373)	$(22,461,379)

FAIR VALUE MEASUREMENT

The Company adopted a new accounting standard, effective January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability (“the exit price”) in an orderly transaction between market participants at the measurement date.  The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.  In determining fair value, EntreMed primarily uses prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”).  The Company has determined that the fair value measurements are in accordance with the guidance; therefore, the implementation of the new accounting standard did not have any impact on its consolidated financial condition or results of operations.  The implementation of the new accounting standard resulted in expanded disclosures about securities measured at fair value, as discussed below.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of December 31, 2009 and 2008:

		Fair Value Measurements at December 31, 2009
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$4,105,868	$4,105,868	$—	$—
Available for sale securities*	54,051	54,051	—	—

*   Realized losses related to available for sale securities are included in operations, as disclosed in Footnote 2.

		Fair Value Measurements at December 31, 2008
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$16,743,129	$14,491,454	$2,251,675	$—
Available for sale securities*	7,548,044	28,967	7,519,077	—

*  Unrealized gains and losses related to available for sale securities are reported as accumulated other comprehensive income (loss), as disclosed in Footnote 2.

The Company’s Level 1 assets include money market instruments and equity securities with quoted prices in active markets.  Level 2 assets include government-sponsored enterprise securities, commercial paper and mortgage-backed securities.  The Level 2 securities are valued using matrix pricing, which is an acceptable, practical expedient for inputs, under the new accounting standard.

SHARE-BASED COMPENSATION

The Company has adopted incentive and nonqualified stock option plans for executive, scientific and administrative personnel of the Company as well as outside directors and consultants, of which 3,135,043 shares remain available for grant under the Company’s 2001 Long-Term Incentive Plan as of December 31, 2009.  There are 6,984,606 shares issuable under options previously granted under the plans and currently outstanding, with exercise prices ranging from $0.16 to $58.38.  Options granted under the plans vest over periods varying from immediately to three years, are not transferable and generally expire ten years from the date of grant.

The Company records compensation expense associated with stock options and other equity-based compensation in accordance with provisions of authoritative guidance.  Compensation costs are recognized based on a straight-line method over the requisite service period, which is generally the option vesting term of three years.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2009, the FASB Accounting Standards Codification (“ASC” or “Codification”) became the authoritative source of accounting principles generally accepted in the United States (“GAAP”) recognized by the FASB. All existing FASB accounting standards and guidance were superseded by the ASC. Instead of issuing new accounting standards in the form of statements, FASB staff positions and Emerging Issues Task Force abstracts, the FASB now issues Accounting Standards Updates that update the Codification. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws continue to be additional sources of authoritative GAAP for SEC registrants.  This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. There has been no change to the Company’s consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in the consolidated financial statements.

On June 30, 2009, the Company adopted authoritative guidance which requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the methods and significant assumptions used to estimate the fair value. Other than the required disclosures (see the Debt note), the adoption of this guidance had no impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued authoritative guidance regarding subsequent events which is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, the guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this pronouncement, which is effective for financial statements issued for interim and annual financial periods ending after June 15, 2009, did not have a material impact on the Company’s financial position and results of operations. See Footnote 1 for the Company’s disclosure regarding its evaluation of subsequent events.

In April 2009, the FASB issued authoritative accounting guidance on how to determine the fair value of assets and liabilities in the current economic environment, which reemphasizes that the objective of a fair value measurement remains an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. Additional guidance issued in April 2009 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. The FASB also issued guidance to enhance the disclosure of financial instruments for both interim and annual periods. The adoption of this guidance had no material effect on the Company’s consolidated results of operations, financial position or liquidity.

In June 2008, the FASB issued authoritative guidance which mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. The adoption of this guidance as of January 1, 2009 had no material effect on the Company’s consolidated results of operations, financial position or liquidity.

EntreMed has implemented all new accounting pronouncements that are in effect and that may impact the Company’s consolidated financial statements and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, accounts receivable and note receivable.  The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times, may exceed federally insured amounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents or short-term investments.  The carrying amount of current assets and liabilities approximates their fair values due to their short-term maturities.  The carrying value and estimated fair value of debt, before discount, were $9,311,000 and approximately $9,437,000, respectively, at December 31, 2009.  The fair value was estimated based on the quoted market price.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences may be material to the consolidated financial statements.   In December 2009, the Company received $1.7 million in royalty revenue from the sales of Thalomid® during the third quarter of 2009, compared to estimated royalty revenue of $3.3 million.  This resulted in a change in accounting estimate which has been accounted for prospectively.

3.  RESTRUCTURING

On December 15, 2008, the Company announced its plan to focus and accelerate the Company’s clinical objectives for ENMD-2076 as its leading program and effectively become a clinically-focused operation, thereby lowering operating costs and preserving capital. In connection with that plan, the Company reduced its workforce to align with the new business structure. The workforce reductions resulted in the elimination of approximately sixty percent of the Company’s total positions across all areas of business and were substantially completed by December 31, 2008.  Accordingly, the Company incurred charges for severance and related benefits totaling $1,748,634 in 2008, all of which is included in accrued liabilities at December 31, 2008.  Additionally, the Company incurred charges of $35,139 in 2009 related to the December 2008 reduction in force.

On December 7, 2009, the Company announced its plan to further reduce its workforce, which resulted in the elimination of five full-time positions effective December 31, 2009 and one full-time position effective February 28, 2010.   The Company incurred charges for severance and related benefits totaling $228,754 in the fourth quarter of 2009, which is included in accrued liabilities at December 31, 2009.  The Company has accounted for this restructuring as proscribed by authoritative guidance.

A summary of changes in the accrued liability during the twelve months ended December 31, 2009, is as follows:

	R&D	G&A
	Expenses	Expenses
Balance at December 31, 2008			$1,748,634
Termination benefits incurred	$225,416	$38,477	263,893
Cash payments	(757,440)	(1,026,333)	(1,783,773)
Balance at December 31, 2009			$228,754

Costs incurred in 2009 related to the 2008 and 2009 reductions in force are $264,000, of which, approximately $39,000 have been expensed as general and administrative costs and $225,000 have been expensed as research and development costs.  The Company does not expect to incur additional costs in connection with these terminations.

4.  IN-PROCESS R&D

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

The Loan Agreement contains customary affirmative and negative covenants.  The Company was in compliance with such covenants as of December 31, 2009.

As of December 31, 2009, principal payments due are as follows:

Less than one year	$8,555,404
One to two years	755,863
Total	$9,311,267

The Warrants are exercisable by the Lenders until September 12, 2012 at an exercise price of $2.00 per share.  The fair value of the Warrants issued was $190,000, calculated using a Black-Scholes value of $.76 with an expected and contractual life of 5 years, an assumed volatility of 98%, and a risk-free interest rate of 4.11%.  The value of the Warrants, and an upfront underwriting fee of $100,000 paid to one of the Lenders, are recorded as a discount on the loan and are amortized as interest expense over the life of the loan.  The Company also incurred certain debt issuance costs that were deferred and are included in other assets in the Company’s balance sheet as of December 31, 2009.  Amortization of these fees and the discount results in an effective interest rate of 11.40%.  Non-cash interest expense related to the amortization of debt issuance costs and debt discount was $133,081, $198,543 and $62,428 for the years ended December 31, 2009, 2008 and 2007, respectively.

6.  LICENSE AGREEMENTS

Pursuant to a purchase agreement dated June 14, 2001 by and between Bioventure Investments kft ("Bioventure") and the Company, as amended July 13, 2001, July 30, 2001 and August 3, 2001 (the "Purchase Agreement"), Bioventure purchased all of the Company’s right, title and interest to the net royalty payments payable by Celgene Corporation ("Celgene") to the Company under the agreement dated as of December 9, 1998 by and between the Company and Celgene (the "Celgene Sublicense").

A provision of the Bioventure purchase agreement provided the potential for an adjustment in the purchase price if cumulative sales of Thalomid® exceeded $800 million by December 31, 2004. Based on Thalomid® sales reported publicly by Celgene, the Company concluded that cumulative Thalomid® sales had reached this milestone by December 31, 2004, thus triggering a royalty sharing provision.  Beginning the year after cumulative sales reach $800 million, EntreMed is entitled to share in the royalty payments received by Royalty Pharma Finance Trust, successor to Bioventure, on annual Thalomid® sales above a certain threshold.  In 2009, 2008 and 2007 Thalomid® sales surpassed the royalty-sharing point and the Company recognized royalty revenues of $4,990,000, $7,472,000 and $7,393,000, respectively.  There can be no assurance that the Company will receive additional material royalties under the royalty sharing provision in the future.

In March 2005, the Company entered into an exclusive worldwide license agreement with Celgene Corporation for the development and commercialization of Celgene’s small molecule tubulin inhibitor compounds for the treatment of cancer. Under the terms of the agreement, Celgene received an upfront licensing fee and may receive additional payments upon successful completion of certain clinical, regulatory and sales milestones. No such milestones have been reached through December 31, 2009.  Our preliminary work on the program was completed in 2008 and we do not expect to devote any significant resources to this program in 2010.

In January 2006, the Company entered into a License Agreement with Elan Corporation, plc (“Elan”) in which the Company has been granted rights to utilize Elan’s proprietary NanoCrystal Technology in connection with the development of the oncology product candidate, Panzem® NCD. Under the terms of the License Agreement, Elan is eligible to receive payments upon the achievement of certain clinical, manufacturing, and regulatory milestones and to receive royalty payments based on sales of Panzem® NCD.  Additionally, under the agreement and the corresponding Services Agreement, Elan has the right to manufacture EntreMed’s Panzem® NCD.  Milestones related to the initiation of Phase 2 clinical trials for Panzem® NCD have been paid and there are no additional milestones achieved as of December 31, 2009.  We have discontinued clinical development of Panzem® NCD for oncology.

7.  RELATED PARTY TRANSACTIONS

There were no expenses from related parties in 2009, 2008 and 2007 and no payables as of December 31, 2009.

8.  INCOME TAXES

The Company has net operating loss carryforwards for income tax purposes of approximately $333,486,000 at December 31, 2009 ($332,862,000 at December 31, 2008 and $309,997,000 at December 31, 2007) that expire in years 2010 through 2029. The Company also has research and development tax credit carryforwards of approximately $8,868,000 as of December 31, 2009 that expire in years 2010 through 2028. These net operating loss carryforwards include approximately $20,000,000, related to exercises of stock options for which the income tax benefit, if realized, would increase additional paid-in capital. The utilization of the net operating loss and research and development carryforwards may be limited in future years due to changes in ownership of the Company pursuant to Internal Revenue Code Section 382. For financial reporting purposes, a valuation allowance has been recognized to reduce the net deferred tax assets to zero due to uncertainties with respect to the Company's ability to generate taxable income in the future sufficient to realize the benefit of deferred income tax assets.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred income tax assets and liabilities as of December 31, 2009 and 2008 are as follows:
	DECEMBER 31,
	2009	2008
Deferred income tax assets (liabilities):
Net operating loss carryforwards	$131,478,000	$131,232,000
Research and development credit carryforward	8,868,000	9,179,000
Equity investment	72,000	72,000
Other	3,624,000	3,869,000
Depreciation	325,000	293,000
Valuation allowance for deferred income tax assets	(144,367,000)	(144,645,000)
Net deferred income tax assets	$-	$-

A reconciliation of the provision for income taxes to the federal statutory rate is as follows:

	2009		2008		2007
Tax benefit at statutory rate	$	(2,794,000)	$	(8,113,000)	$(7,620,000)
State taxes		(445,000)		(1,293,000)	(1,282,000)
Net R&D credit adjustment		412,000		114,000	2,125,000
Attribute expiration and other		3,062,000		(520,000)	703,000
Permanent M-1s		6,000		10,000	(13,000)
Change in valuation allowance		(241,000)		8,884,000	9,351,000
Change in estimated effective rate		-		918,000	(3,264,000)
		$-		$-	$-

The Company had $3,063,000 of unrecognized tax benefits as of January 1, 2009 related to net R&D tax credit carryforwards. EntreMed had a full valuation allowance on the net deferred tax asset recognized in the consolidated financial statements.  As a result, the adoption of the accounting guidance effective January 1, 2007 had no effect on the Company’s retained earnings as of such date, or on net operating losses available to offset future taxable income.  For the period ended December 31, 2009, there was an additional unrecognized tax benefit of $94,000 related to R&D tax credits, and a reduction in unrecognized tax benefits of $198,000 related to R&D credit carryforwards expiring in 2009.  The Company has a full valuation allowance at January 1, 2009 and at December 31, 2009 against the full amount of its net deferred tax assets and therefore, there was no impact on the Company’s financial position.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2009	2008	2007
Unrecognized tax benefits balance at January 1	$3,063,000	$2,959,000	$2,751,000

Additions for Tax Positions of Prior Periods	94,000	114,000	208,000
Reductions for Tax Positions of Prior Periods	(198,000)	(10,000)	-
Additions for Tax Positions of Current Period	-	-	-
Reductions for Tax Positions of Current Period Settlements	- -	- -	- -
Lapse of statute of limitations	-	-	-

Unrecognized tax benefits balance at December 31	$2,959,000	$3,063,000	$2,959,000

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.  As of January 1, 2009 and December 31, 2009, the Company had no accrued interest or penalties related to uncertain tax positions, respectively.

The tax returns for all years in the Company’s major tax jurisdictions are not settled as of December 31, 2009.  Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

The Company believes that the total unrecognized tax benefit, if recognized, would impact the effective rate, however, such reversal may be offset by a corresponding adjustment to the valuation allowance.

9.  STOCKHOLDERS' EQUITY

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

The Series A Preferred Stock accrues and accumulates dividends at a rate of 6% and will participate in dividends declared and paid on the common stock, if any.  At December 31, 2009, cumulative unpaid preferred stock dividends totaled $7,035,000 or $2.10 per share.  All unpaid preferred stock dividends must be paid before any dividends may be declared or paid on the Common Stock, and will be added to the liquidation preference of the Series A Preferred Stock payable upon the liquidation, dissolution or winding up of the Company.  The liquidation preference is equal to the greater of:

(i)	Two times the original per share purchase price plus accrued and unpaid dividends or
(ii)	The amount per share that would be payable to a holder of shares of the Series A Preferred Stock had all of the shares been converted to common stock immediately prior to a liquidation event.

The liquidation preference of the Series A Preferred Stock on a converted basis at December 31, 2009 totaled approximately $33,500,000, excluding cumulative unpaid preferred stock dividends as discussed above.  This value is calculated based on the contractual liquidation preference articulated in the Series A Preferred Stock agreement.  There can be no assurance what impact the conversion of the Series A Preferred to common stock would have on the trading value of the Company’s common stock.

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

10.  SHARE-BASED COMPENSATION

The Company has adopted incentive and nonqualified stock option plans for executive, scientific and administrative personnel of the Company as well as outside directors and consultants, of which 3,135,043 shares remain available for grant under the Company’s 2001 Long-term Incentive Plan as of December 31, 2009.   There are 6,984,606 shares issuable under options previously granted under the plans and currently outstanding, with exercise prices ranging from $0.16 to $58.38.  Options granted under the plans vest over periods varying from immediately to three years, are not transferable and generally expire ten years from the date of grant.

The Company recorded non-cash compensation charges of $73,000, $193,000 and $194,000 in 2009, 2008 and 2007, respectively, related to the issuance of restricted stock to members of its Board of Directors.  In 2008, each non-employee director received an annual retainer fee of $25,000 that was payable in restricted stock.  Additionally, one Board member elected to receive restricted stock in lieu of a cash retainer totaling $20,000.  No restricted stock was issued in 2009.

The Company’s net loss for the years ended December 31, 2009, 2008 and 2007 includes $320,156, $1,089,517 and $1,454,864, respectively, of compensation expense related to the Company’s share-based compensation awards, including the charges noted above related to restricted stock issued to members of its Board of Directors.  The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	2009	2008	2007
Research and development	$115,635	$233,201	$352,999
General and administrative	204,521	856,316	1,101,865
Share-based compensation expense	$320,156	$1,089,517	$454,864
Net share-based compensation expense, per common share:
Basic and diluted	$0.004	$0.013	$0.017

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

Expected Term of Options—This is the period of time that the options granted are expected to remain outstanding. EntreMed adopted a simplified method for estimating the expected term of share-based awards granted during the year ended December 31, 2007.

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

Following are the weighted-average assumptions used in valuing the stock options granted to employees during the years ended December 31, 2009, 2008 and 2007:

	Years ended December 31,
	2009	2008	2007
Expected Volatility	78.02%	72.84%	94.46%
Risk free interest rate	2.08%	4.69%	4.50%
Expected term of option	5 years	5 years	5 years
Forfeiture rate	*5.00%	**5.00%	5.00%
Expected dividend yield	-	-	-

*  -  Throughout 2009, forfeitures were estimated at 5%; the actual forfeiture rate for 2009 was 8.26%.
**-  Throughout 2008, forfeitures were estimated at 5%; the actual forfeiture rate for 2008 was 88.26% due to a 59% reduction in force effective 12/31/2008.

The weighted average fair value of stock options granted was $0.10, $0.46 and $1.03 in 2009, 2008 and 2007, respectively.

Share-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, net of estimated forfeitures.  The authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

A summary of the Company's stock option plans and of changes in options outstanding under the plans during the years ended December 31, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			In years
Outstanding at December 31, 2006	8,111,086	$7.87
Exercised	(75,000)	$1.09
Granted	1,327,732	$1.39
Expired	(628,784)	$10.18
Forfeited	(63,726)	$1.73
Outstanding at December 31, 2007	8,671,308	$6.81
Exercised	-	$-
Granted	626,664	$0.74
Expired	(405,474)	$9.65
Forfeited	(546,570)	$0.98
Outstanding at December 31, 2008	8,345,928	$6.60
Exercised	86,250	$0.16
Granted	1,313,500	$0.16
Expired	(2,480,032)	$6.77
Forfeited	(108,540)	$0.44
Outstanding at December 31, 2009	6,984,606	$5.50	4.37	$763,658
Vested and expected to vest at December 31, 2009	6,947,536	$5.53	4.10	$744,434
Exercisable at December 31, 2009	6,243,210	$6.12	3.82	$377,483

The aggregate intrinsic value is calculated as the difference between (i) the closing price of the common stock at December 31, 2009 and (ii) the weighted average exercise price of the underlying awards, multiplied by the number of options that had an exercise price less than the closing price on the last trading day of 2009.  The aggregate intrinsic value of options exercised that had an exercise price less than the closing price on the last trading day of the year, was $55,200 and $8,250 for the years ended December 31, 2009 and 2007, respectively.  There were no options exercised in the year ended December 31, 2008.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2009 and 2007 was $13,800 and $81,750, respectively.  Due to the availability of net operating loss carryforwards and research tax credits, tax deductions for option exercises were not recognized in the years ended December 31, 2009 and 2007.  There were no options exercised in the year ended December 31, 2008.

The following summarizes information about stock options granted to employees and directors outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/09	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable at 12/31/09	Weighted Average Exercise Price
$0.00 - $1.50	2,653,823	6.3	$0.68	1,912,731	$0.85
$1.51 - $3.00	1,537,320	5.3	$1.90	1,537,016	$1.90
$3.01 - $4.50	569,976	4.2	$3.63	569,976	$3.63
$4.51 - $6.00	211,280	2.8	$5.00	211,280	$5.00
$6.01 - $10.00	841,817	1.8	$8.71	841,817	$8.71
$10.01 - $15.00	370,402	1.6	$12.30	370,402	$12.30
$15.01 - $25.00	377,575	1.4	$17.12	377,575	$17.12
$25.01 - $35.00	400,290	0.3	$27.62	400,290	$27.62
$35.01 - $50.00	3,611	0.6	$44.82	3,611	$44.82
$50.01 - $65.00	18,512	0.3	$53.20	18,512	$53.20

	6,984,606	4.4	$5.50	6,243,210	$6.12

As of December 31, 2009, there was approximately $88,000 of total unrecognized compensation cost related to nonvested employee stock options. That cost is expected to be recognized over a weighted-average period of 1.4 years.

Warrants.  Warrants granted generally expire after 5 years from the date of grant. Stock warrant activity to non-employees is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	10,347,599	$2.96
Granted	250,000	$1.13
Exercised	(675,000)	1.00
Expired	(123,336)	$11.61
Outstanding at December 31, 2007	9,799,263	$2.94
Granted	-	$-
Exercised	-	$-
Expired	(1,938,626)	$4.07
Outstanding at December 31, 2008	7,860,637	$2.69
Granted	-	$-
Exercised	-	$-
Expired	(1,123,153)	$3.96
Outstanding at December 31, 2009	6,737,484	$2.48
Exercisable at December 31, 2009	6,737,484	$2.48

11. COMMITMENTS AND CONTINGENCIES

Commitments

In January 2006, the Company acquired Miikana Therapeutics, a private biotechnology company.  Pursuant to the Merger Agreement, the Company acquired all of the outstanding capital stock of Miikana Therapeutics, Inc. in exchange for 9.96 million shares of common stock and the assumption of certain obligations.  In 2008, EntreMed initiated a Phase 1 clinical trial with its Aurora A and angiogenic kinase inhibitor, ENMD-2076, in patients with solid tumors.  A dosing of the first patient with ENMD-2076 triggered a purchase price adjustment milestone of $2 million, which the Company opted to pay in stock.  Under the terms of the merger agreement, the former Miikana stockholders may earn up to an additional $16 million of potential payments upon the satisfaction of additional clinical and regulatory milestones.  If ENMD-2076 successfully completes Phase 1 clinical trials and advances to Phase 2, the dosing of the first patient will trigger an additional purchase price adjustment milestone of $3 million, which could occur and be paid (in cash or stock at our sole discretion) in 2010. Through the acquisition, the Company acquired rights to MKC-1, a Phase 2 clinical candidate licensed from Hoffman-LaRoche, Inc. (“Roche”) by Miikana in April 2005.  Under the terms of the agreement, Roche may be entitled to receive future payments upon successful completion of Phase 3 developmental milestones.  The Company does not anticipate reaching any of these milestones in 2010.  Roche is also eligible to receive royalties on sales and certain one-time payments based on attainment of annual sales milestones. The Company is also obligated to make certain “success fee” payments to ProPharma based on successful completion of developmental milestones under the Roche license agreement.

In January 2006, the Company entered into a License Agreement with Elan Corporation, plc (“Elan”) in which the Company has been granted rights to utilize Elan’s proprietary NanoCrystal Technology in connection with the development of the oncology product candidate, Panzem® NCD. Under the terms of the License Agreement, Elan is eligible to receive payments upon the achievement of certain clinical, manufacturing, and regulatory milestones and to receive royalty payments based on sales of Panzem® NCD.  Additionally, under the agreement and the corresponding Services Agreement, Elan has the right to manufacture EntreMed’s Panzem® NCD.  Milestones related to the initiation of Phase 2 clinical trials for Panzem® NCD have been paid and there are no additional milestones achieved as of December 31, 2009. The Company has discontinued clinical development of Panzem® NCD for oncology.

In March 2005, the Company entered into an exclusive worldwide license agreement with Celgene Corporation for the development and commercialization of Celgene’s small molecule tubulin inhibitor compounds for the treatment of cancer. Under the terms of the agreement, Celgene received an upfront licensing fee of $1,000,000 and may receive additional payments up to approximately $25.25 million based upon the attainment of certain milestones.  No such milestones have been reached through December 31, 2009.  Our preliminary work on the program was completed in 2008 and we did not devote resources to this program in 2009.

The Company entered into two license agreements with Children's Hospital, Boston for the exclusive, worldwide, royalty-bearing licenses to make, use and sell Endostatin and 2-methoxyestradiol (“2ME2”), both inhibitors of angiogenesis. In February 2004, the Company transferred rights to Endostatin in an agreement with Children’s Medical Center Corporation (“CMCC”) and Alchemgen Therapeutics. In April 2008, the Company was advised that Alchemgen Therapeutics ceased operations, therefore eliminating the ability to receive any royalties from Alchemgen under the agreement.  The Company is eligible to receive royalties from Oxford Biomedica, PLC based on a portion of the net sales of products developed for the treatment of ophthalmic (eye) diseases.  The Company received its first royalty payment in the amount of $368,000 from Oxford Biomedica, PLC under this agreement in 2009, and has accrued a sub-royalty payment of $74,000 at December 31, 2009 payable to CMCC.  In consideration for retaining the 2ME2 rights, the Company must pay a royalty on any sublicensing fees, as defined in the agreement, to Children's Hospital, Boston. The agreement obligates the Company to pay up to $1,000,000 "upon the attainment of certain milestones." As of December 31, 2009, the Company has paid $500,000 under this agreement for the milestones that have been achieved to date.  The Company has discontinued research and development of 2ME2.

Pursuant to the commitments detailed above, in aggregate, the Company could potentially pay up to $75.5 million if each licensed technology is fully developed and approved for commercial use in all of the major territories of the world.  In this event, the Company would also be obligated to pay annual sales-based royalties under the license agreements.  However, the Company cannot forecast with any degree of certainty whether any of the other product candidates will reach additional developmental milestones.  As such, the timing of any future payments, if any, cannot be determined.  All of the milestone payments under these agreements are contingent upon successful development and ultimate advancement to commercialization, thus, there can be no assurances that all or any of the triggering events will occur.  The Company has discontinued clinical development of 2ME2 (Panzem® NCD) for oncology.

As of December 31, 2009, the Company also has purchase obligation commitments, in the normal course of business, for clinical trial contracts totaling $2,698,000 and for contract manufacturing totaling $505,000.

The Company leases its primary corporate facilities under a lease agreement that continues through February 2010. As a result of the Company’s prioritization of ENMD-2076 as the leading program and subsequent realignment of personnel consistent with the strategy, in January 2009, the Company amended its lease in order to reduce our occupied space to 8,554 square feet which provided significant savings in rent expense to the Company in 2009.  Rent expense is recognized under the straight-line method.  Additionally, the Company leases office equipment under operating leases.

The future minimum payments under its facilities and equipment leases as of December 31, 2009 have been significantly reduced, reflecting the impact of the Company’s restructuring.  The future minimum payments are as follows:

2010	74,316
Thereafter	-
Total minimum payments	$74,316

Rental expense for the years ended December 31, 2009, 2008 and 2007 was $507,000, $980,000, and $955,000, respectively.

Contingencies

EntreMed is subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted.  Management does not believe such legal proceedings, unless otherwise disclosed herein, are material.

12.  EMPLOYEE RETIREMENT PLAN

The Company sponsors the EntreMed, Inc. 401(k) and Trust. The plan covers substantially all employees and enables participants to contribute a portion of salary and wages on a tax-deferred basis. Contributions to the plan by the Company are discretionary. Contributions by the Company totaled approximately $57,000, $117,000 and $103,000 in 2009, 2008 and 2007, respectively.

13.  SUBSEQUENT EVENTS

Effective March 1, 2010, the Company amended its lease for its principal executive offices in Rockville, MD in order to reduce the occupied space to 4,367 square feet further providing significant savings in rent expense to the Company in 2010.  As a result of the amendment, the Company reduced its monthly rent for the Rockville facility by 50%.

On February 3, 2010, the Company consummated the issuance and sale of 3,846,154 shares of its common stock, par value $0.01 per share, to an institutional investor for an aggregate purchase price of $2,500,000, or $0.65 per share.  The offering was made pursuant to a stock purchase agreement dated as of February 3, 2010 between the Company and the investor.

On January 19, 2010, the Company received a NASDAQ Staff Determination letter indicating that the Company failed to comply with NASDAQ Listing Rule 5450(a)(1) for continued listing on The NASDAQ Capital Market.   Rule 5450(a)(1) requires that a listed company maintain a minimum closing bid price of at least $1.00 per share.  The Company had initially been notified by NASDAQ of such minimum bid price deficiency on April 4, 2008.  As a result of suspensions by NASDAQ of enforcement of the bid price due to extraordinary market conditions, the Company had until January 15, 2010 to regain compliance.  As the Company has not regained compliance with such NASDAQ rule, the  NASDAQ Staff has determined to delist its securities from the NASDAQ Capital Market on January 28, 2010, unless the Company requests an appeal of the determination.  On January 20, 2010, the Company filed an appeal of the Staff's determination to a NASDAQ Hearings Panel (the “Panel”), pursuant to the procedures set forth in the NASDAQ Marketplace Rules.  The hearing request stayed the delisting of the Company’s securities pending the Panel's decision.  On February 25, 2010, the Company met with the Panel providing them a plan of action, with the intention of returning to compliance with NASDAQ’s requirements.  At its discretion, the Panel has the authority to grant the Company up to an additional 180 days from the date of the Staff Determination letter to execute its plan of compliance.   On March 23, 2010, the Company received a decision letter from the Panel granting its request to extend the compliance date for an additional 180 days or until July16, 2010.

On January 11, 2010, the Company consummated the issuance and sale of 3,125,000 shares of its common stock, par value $0.01 per share, to an institutional investor for an aggregate purchase price of $2,500,000 or $0.80 per share.  The offering was made pursuant to a stock purchase agreement dated as of January 8, 2010 between the Company and the investor.

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized unaudited quarterly financial information for the years ended December 31, 2009 and 2008 is as follows:

	QUARTER ENDED
	MARCH 31,	JUNE 30,		SEPTEMBER 30,	DECEMBER 31,
2009
Revenues	$-		$-	$3,668,333	$1,615,725

Research and development costs	1,953,460		1,659,474	2,326,969	1,961,619
General and administrative expenses	1,159,721		1,010,733	911,816	1,022,017
	3,113,181		2,670,207	3,238,785	2,983,636

Investment income	50,187		18,744	-	771
Interest expense	(453,761)		(399,730)	(344,634)	(295,275)
Other expense	-		-	-	(70,929)

Net income (loss)	(3,516,755)		(3,051,193)	84,914	(1,733,344)
Dividends on Series A convertible preferred stock	(251,250)		(251,250)	(251,250)	(251,250)
Net loss attributable to common Shareholders	(3,768,005)		(3,302,443)	(166,336)	(1,984,594)

Net loss per share (basic and diluted)	$(0.04)		$(0.04)	$(0.00)	$(0.03)

2008
Revenues	$-		$-	$3,501,307	$3,975,912

Research and development costs	6,187,203		5,484,857	4,957,067	3,440,102
General and administrative expenses	1,982,994		1,739,691	1,551,900	2,489,947
In-process R&D	-		2,000,000	-	-
	8,170,197		9,224,548	6,508,967	5,930,049

Fixed asset impairment loss	-		-	-	(171,576)
Investment income	398,787		229,451	168,444	85,571
Interest expense	(575,046)		(575,046)	(558,661)	(507,410)

Net loss	(8,346,456)		(9,570,143)	(3,397,877)	(2,547,552)
Dividends on Series A convertible
preferred stock	(251,250)		(251,250)	(251,250)	(251,250)
Net loss attributable to common
Shareholders	(8,597,706)		(9,821,393)	(3,649,127)	(2,798,802)

Net loss per share (basic and diluted)	$(0.10)	$	(0.11)	$(0.04)	$(0.04)