Form 10-Q
period 2010-03-31
ENTREMED INC
filed 2010-05-17
CIK 895051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at May 12, 2010
Common Stock $.01 Par Value	101,492,491

ENTREMED, INC.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

EntreMed, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$9,647,764	$6,312,182
Short-term investments	44,070	54,071
Accounts receivable, net of allowance for doubtful accounts of
$72,145 at March 31, 2010 and December 31, 2009	2,072	3,286,858
Prepaid expenses and other	159,863	220,925
Total current assets	9,853,769	9,874,036

Property and equipment, net	151,941	171,498
Other assets	14,424	21,494
Total assets	$10,020,134	$10,067,028

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,628,500	$1,968,607
Accrued liabilities	337,027	745,183
Current portion of loan payable	7,237,350	8,555,404
Total current liabilities	9,202,877	11,269,194

Loan payable, less current portion	-	723,814

Total liabilities	9,202,877	11,993,008

Commitments and contingencies	-	-
Stockholders' equity (deficit):
Convertible preferred stock, $1.00 par value;
5,000,000 shares authorized and 3,350,000 shares issued and
outstanding at March 31, 2010 and December 31, 2009
(liquidation value - $33,500,000 at March 31, 2010 and December 31, 2009)	3,350,000	3,350,000
Common stock, $.01 par value:
170,000,000 shares authorized at March 31, 2010 and December 31, 2009:
95,700,986 and 88,671,445 shares issued and outstanding
at March 31, 2010 and December 31, 2009, respectively	957,011	886,715
Additional paid-in capital	372,797,047	367,997,962
Treasury stock, at cost: 874,999 shares held at March 31, 2010 and
December 31, 2009	(8,034,244)	(8,034,244)
Accumulated deficit	(368,252,557)	(366,126,413)
Total stockholders' equity (deficit)	817,257	(1,925,980)
Total liabilities and stockholders' equity (deficit)	$10,020,134	$10,067,028

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009
Revenues:
Royalties	-	-
Other	-	-
	-	-

Costs and expenses:
Research and development	843,953	1,953,460
General and administrative	1,051,225	1,159,721
	1,895,178	3,113,181

Investment income	-	50,187
Interest expense	(220,965)	(453,761)
Other expense	(10,001)	-

Net loss	(2,126,144)	(3,516,755)

Dividends on Series A convertible preferred stock	(251,250)	(251,250)

Net loss attributable to common shareholders	$(2,377,394)	$(3,768,005)

Net loss per share (basic and diluted)	$(0.03)	$(0.04)
Weighted average number of common shares
outstanding (basic and diluted)	92,895,302	87,728,644

See accompanying notes.

EntreM,ed, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	THREE MONTH PERIOD ENDED MARCH 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,126,144)	$(3,516,755)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,557	35,422
Amortization of discount on short-term investments	-	(26,777)
Stock-based compensation expense	211,890	155,133
Non-cash interest	20,471	40,687
Investment impairment loss	10,001	-
Changes in operating assets and liabilities:
Accounts receivable	3,284,786	3,880,108
Prepaid expenses and other	61,062	134,743
Deferred rent	-	(20,763)
Accounts payable	(340,107)	(1,300,305)
Accrued liabilities	(408,157)	(996,591)
Net cash provided by (used in) operating activities	733,359	(1,615,098)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short term investments	-	(4,967,793)
Maturities of short term investments	-	4,000,000
Unrealized loss on short term investments	-	(4,660)
Net cash used in investing activities	-	(972,453)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan	(2,055,268)	-
Net proceeds from sale of common stock	4,657,491	(1,852,771)
Net cash provided by (used in) financing activities	2,602,223	(1,852,771)

Net increase (decrease) in cash and cash equivalents	3,335,582	(4,440,322)
Cash and cash equivalents at beginning of period	6,312,182	16,743,129
Cash and cash equivalents at end of period	$9,647,764	$12,302,807

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$200,494	$413,074

See accompanying notes.

ENTREMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (unaudited)

1.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of EntreMed, Inc. (the Company or EntreMed) and its controlled subsidiary, Miikana Therapeutics, Inc. (Miikana).  All inter-company balances and transactions have been eliminated in consolidation.  The Company refers to EntreMed and its consolidated subsidiary.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, such consolidated financial statements do not include all of the information and disclosures required by U. S. generally accepted accounting principles for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to our audited consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2009.

Material subsequent events have been considered for disclosure and recognition through the filing date of these consolidated financial statements.

Liquidity Risks and Management’s Plans

The accompanying unaudited consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Based on current plans, the Company expects its current available cash and cash equivalents will meet its cash requirements through fiscal 2010.  At March 31, 2010 the Company has operating and liquidity concerns and plans to continue to pursue opportunities to raise additional capital to fund its operating needs.  Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $368 million.  The Company expects to continue to incur expenses, resulting in operating losses, for the foreseeable future due to, among other factors, its continuing clinical trials, planned future clinical trials, and other anticipated research and development activities.

The Company’s ability to continue as a going concern is dependent on its success at raising additional capital sufficient to meet its obligations on a timely basis, and to ultimately attain profitability.  There is no assurance that the Company will raise capital sufficient to enable the Company to continue its operations for the next twelve months.  If additional funds are raised by issuing equity securities, dilution to existing shareholders may result.  There can be no assurance that adequate additional financing will be available to the Company on terms that it deems acceptable, if at all.  In the event additional financing is not obtained, the Company will likely reduce general and administrative expenses and scale back or interrupt the clinical development of ENMD-2076 until it is able to obtain sufficient financing to do so.

These factors could significantly limit the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

2.	Revenue Recognition

Revenue is recognized when all of the following criteria are met:  1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) the price to the buyer is fixed and determinable and 4) collectibility is reasonably assured.  Royalty revenue is not recognized until it is realized.

3.	Restructuring

In connection with the Company’s business plan to become a clinically-focused operation, accelerating the clinical development of ENMD-2076, with the objective to lower operating costs and preserve capital, the Company experienced workforce reductions in December 2008 and in December 2009 which in the aggregate resulted in the elimination of approximately seventy percent of the Company’s total positions across all areas of business. The Company incurred charges for severance and related benefits totaling $228,754 and $1,783,773 during the fourth quarters of 2009 and 2008, respectively.  At December 31, 2009, $228,754 is included in accrued liabilities. There were no additional charges during 2010.  The Company has accounted for this restructuring as prescribed by authoritative guidance.

A summary of changes in the accrued liabilities during the three months ended March 31, 2010, is as follows:

	R&D	G&A
	Expenses	Expenses
Balance at December 31, 2009			$228,754
Cash payments	$(164,814)	$(34,601)	(199,415)
Balance at March 31, 2010			$29,339

Cumulative costs incurred with respect to the restructuring are $2,013,000, of which, approximately $1,067,000 have been expensed as general and administrative costs and $946,000 have been expensed as research and development costs.  The Company did not incur additional costs during the three months ended March 31, 2010, and does not expect to incur additional costs in connection with these terminations.

4.	New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued new authoritative guidance related to fair value disclosures.  The provisions of the guidance require an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the gross basis reconciliation for the Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010.  The adoption did not have a material impact on the Company’s financial position and results of operations, as it does not have any transfers between Level 1 and Level 2 fair value measurements.

In February 2010, the FASB issued an amendment to existing authoritative guidance which requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

5.	Short-Term Investments

Short-term investments at March 31, 2010 consist of equity securities.  The Company has classified these investments as available for sale.  Such securities are carried at fair market value. The cost of securities sold is calculated using the specific identification method.  Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations. As a result of a decline in value during the three months ended March 31, 2010 that was considered to be other than temporary, realized losses of $10,001 were recorded for the three months ended March 31, 2010.  There were no realized gains or losses for the three months ended March 31, 2009.  Net unrealized losses of $23,171 were recorded for the three months ended March 31, 2009.  Short-term investments are principally uninsured and subject to normal credit risk.

The following is a summary of available-for-sale securities at March 31, 2010:

	Available-for-Sale Securities
	Amortized	Gross Unrealized	Gross Realized	Estimated Fair Value (Net Carrying
	Cost	Gains	Losses	Amount)
Equity Securities	$125,000	$-	$(80,930)	$44,070

Total	$125,000	$-	$(80,930)	$44,070

The following is a summary of available-for-sale securities at December 31, 2009:

	Available-for-Sale Securities
	Amortized	Gross Unrealized	Gross Realized	Estimated Fair Value (Net Carrying
	Cost	Gains	Losses	Amount)
Equity Securities	$125,000	$-	$(70,929)	$54,071

Total	$125,000	$-	$(70,929)	$54,071

6.	Loan Payable

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

The Term Loan will accrue interest in arrears at a fixed annual interest rate of 10.47% until the Term Loan is fully repaid.  The Company paid interest of approximately $200,500 and $413,000 during the three months ended March 31, 2010 and 2009, respectively.

The Company has the right to voluntarily prepay the Term Loan, in full or in part, upon five business days’ written notice to GECC.  Under certain circumstances, the prepayment of the aggregate amount outstanding under the Term Loan triggers a prepayment penalty equal to: (i) 2% on such prepayment amount, if such prepayment is made after the one year anniversary of the closing date but on or before the two year anniversary of the closing date, and (ii) 1% on such prepayment amount, if such prepayment is made after the two year anniversary of the closing date but on or before the Term Loan maturity date.  The Loan Agreement contains customary events of default that permits GECC to accelerate the Company’s outstanding obligations if an event of default occurs and it is not cured within the applicable grace periods.  The Loan Agreement also provides for automatic acceleration upon bankruptcy and other insolvency events.

The Term Loan was used for general corporate purposes and is secured by the personal property owned by the Company, except for any intellectual property owned by the Company.  Notwithstanding the foregoing, the collateral for the Term Loan includes (i) all cash, royalty fees and other proceeds that consist of rights of payment or proceeds from the sale, licensing or other disposition of all or any part of, or rights in, the intellectual property and the Thalidomide Royalty Agreement and (ii) the Company’s rights under the Thalidomide Royalty Agreement.

The Loan Agreement contains customary affirmative and negative covenants.  The Company was in compliance with such covenants as of March 31, 2010.

The Warrants are exercisable by the Lenders until September 12, 2012 at an exercise price of $2.00 per share.  The fair value of the Warrants issued was $190,000, calculated using a Black-Scholes value of $.76 with an expected and contractual life of 5 years, an assumed volatility of 98%, and a risk-free interest rate of 4.11%.  The value of the Warrants, and an upfront underwriting fee of $100,000 paid to one of the Lenders, are recorded as a discount on the loan and are amortized as interest expense over the life of the loan.  The Company also incurred certain debt issuance costs that were deferred and are included in other assets in the Company’s balance sheet as of March 31, 2010 and December 31, 2009.  Amortization of these fees and the discount results in an effective interest rate of 11.40%.  Non-cash interest expense related to the amortization of debt issuance costs and debt discount was $20,471 and $40,687 for the three months ended March 31, 2010 and 2009, respectively.

The carrying value and estimated fair value of debt, before discount, were approximately $7,256,000 and $7,335,000, respectively, at March 31, 2010.  The fair value was estimated based on the quoted market price.

7.	Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (“the exit price”) in an orderly transaction between market participants at the measurement date.  The authoritative guidance outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.  In determining fair value, EntreMed primarily uses prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”).  The Company has determined that the fair value measurements are in accordance with the guidance.

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

There have been no transfers of assets or liabilities between the fair value measurement classifications.

The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy, defined as follows:

•	Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

•
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

•	Level 3 – Unobservable inputs that reflect our own assumptions, based on the best information available, including our own data.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of March 31, 2010:

Fair Value Measurements at March 31, 2010
	Total	Quoted	Significant
	Carrying	prices	other	Significant
	Value at	in active	observable	unobservable
	March 31,	markets	inputs	inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$2,105,868	$2,105,868	$—	$—
Available for sale securities*	44,070	44,070	—	—

*   Realized losses related to available for sale securities are included in operations, as disclosed in Footnote 5.

Fair Value Measurements at December 31, 2009
	Total	Quoted	Significant
	Carrying	prices	other	Significant
	Value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$4,105,868	$4,105,868	$—	$—
Available for sale securities*	54,051	54,051	—	—

*  Realized losses related to available for sale securities are included in operations, as disclosed in Footnote 5.

The Company’s Level 1 assets include money market instruments and equity securities with quoted prices in active markets.

8.	Stockholders’ Equity

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

The Company has adopted incentive and nonqualified stock option plans for executive, scientific and administrative personnel of the Company as well as outside directors and consultants, of which 2,944,478 shares remain available for grant under the Company’s 2001 Long-Term Incentive Plan as of March 31, 2010.  There are 6,946,822 shares issuable under options previously granted under the plans and currently outstanding, with exercise prices ranging from $0.16 to $58.38.  Options granted under the plans vest over periods varying from immediately to three years, are not transferable and generally expire ten years from the date of grant.

The Company records compensation expense associated with stock options and other equity-based compensation in accordance with provisions of authoritative guidance.  Compensation costs are recognized based on a straight-line method over the requisite service period, which is generally the option vesting term of three years.

The Company’s net loss for the three months ended March 31, 2010 and March 31, 2009 includes compensation expense of $211,890 and $155,133, respectively, related to the Company’s share-based compensation awards.  The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	THREE MONTHS ENDED MARCH 31,
	2010	2009
Research and development	$9,766	$57,179
General and administrative	202,124	97,954
Share-based compensation expense	$211,890	$155,133
Net share-based compensation expense, per common share:
Basic and diluted	$0.002	$0.002

The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of stock options granted to employees. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award.

Following are the weighted-average assumptions used in valuing the stock options granted to employees during the three-month periods ended March 31, 2010 and 2009:

	THREE MONTH PERIOD ENDED MARCH 31,
	2010	2009
Expected volatility	97.50%	78.02%
Risk-free interest rate	2.38%	2.08%
Expected term of option	5 years	5 years
Forfeiture rate*	5.00%	5.00%
Expected dividend yield	0.00%	0.00%

* - Authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  During the three-month periods ended March 31, 2010 and 2009, forfeitures were estimated at 5%.

The weighted average fair value of stock options granted during the three-month periods ended March 31, 2010 and 2009 was $0.50 and $0.10, respectively.

A summary of the Company’s stock option plans and of changes in options outstanding under the plans for the three months ended March 31, 2010, is as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at January 1, 2010	6,984,606	$5.50
Granted	405,000	$0.67
Exercised	(54,625)	$0.16
Expired	(359,774)	$13.43
Forfeited	(28,385)	$0.40
Outstanding at March 31, 2010	6,946,822	$4.87
Vested and expected to vest at March 31, 2010	6,922,199	$4.88
Exercisable at March 31, 2010	6,454,365	$5.22

Cash received from option exercises under all share-based payment arrangements for the three months ended march 31, 2010 was $10,340.  There were no options exercised in the three months ended March 31, 2009.

10.	Income Taxes

At December 31, 2009, the Company has $2.96 million unrecognized tax benefit which has no net balance sheet impact.

During the three months ended March 31, 2010, there were no material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2010; no changes in settled tax years have occurred through March 31, 2010.  Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

11.	Subsequent Events

In April 2010, ENMD-2076 advanced into a Phase 2 study in ovarian cancer.  Pursuant to the terms of the merger agreement executed in connection with the Company’s acquisition of Miikana Therapeutics, Inc., dosing of the first patient in a Phase 2 trial triggered a milestone payment of $3 million to the former Miikana stockholders, which the Company will pay in cash or stock, at its sole discretion.

On April 16, 2010, the Company consummated the issuance and sale of 5,791,505 shares of its common stock, par value $0.01 per share, to an institutional investor for an aggregate purchase price of $3,000,000, or $0.518 per share.  The offering was made pursuant to a stock purchase agreement dated as of April 16, 2010 between the Company and the investor.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We are a clinical-stage pharmaceutical company focused on developing ENMD-2076, an Aurora A and angiogenic kinase inhibitor for the treatment of cancer.  ENMD-2076 is currently in a Phase 2 study in ovarian cancer and Phase 1 studies in advanced cancers, multiple myeloma and leukemia.  ENMD-2076 is a novel orally-active, Aurora A/angiogenic kinase inhibitor with potent activity against Aurora A and multiple tyrosine kinases linked to cancer and inflammatory diseases.  ENMD-2076 is relatively selective for the Aurora A isoform in comparison to Aurora B.  Aurora kinases are key regulators of the process of mitosis, or cell division, and are often over-expressed in human cancers. ENMD-2076 exerts its effects through multiple mechanisms of action, including antiproliferative activity and the inhibition of angiogenesis. ENMD-2076 has demonstrated significant, dose-dependent preclinical activity as a single agent, including tumor regression, in multiple xenograft models (e.g. breast, colon, leukemia), as well as activity towards ex vivo-treated human leukemia patient cells.

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

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. At March 31, 2010, we had an accumulated deficit of $368 million. We expect to continue to incur expenses, resulting in operating losses, for the foreseeable future due to, among other factors, our continuing clinical trials, planned future clinical trials, and other anticipated research and development activities. Based on current plans, we expect our current available cash and cash equivalents to meet our cash requirements into the first quarter of fiscal 2011.  At March 31, 2010 the Company has operating and liquidity concerns and plans to continue to pursue opportunities to raise additional capital to fund its operating needs.  We have successfully completed three financings since December 31, 2009, increasing our net cash by approximately $7,400,000; however, we will require additional funding during the first quarter of fiscal 2011 to fund operations until such time, if ever, we become profitable. We will continue efforts to augment our cash and cash equivalent balances as of March 31, 2010 by pursuing other forms of capital infusion, including strategic alliances or collaborative development opportunities with organizations that have capabilities and/or products that are complementary to our capabilities and products in order to continue the development of our potential product candidate that we intend to pursue to commercialization. However, there can be no assurance that adequate additional financing under such arrangements will be available to us on terms that we deem acceptable, if at all.

On January 11, 2010, we sold 3,125,000 shares of our common stock, par value $0.01 per share, to an institutional investor for an aggregate purchase price of $2,500,000 or $0.80 per share.  On February 3, 2010, we sold 3,846,154 shares of our common stock to the same institutional investor for an aggregate purchase price of $2,500,000, or $0.65 per share.  On April 16, 2010, we sold 5,791,505 shares of our common stock to the same institutional investor for an aggregate purchase price of $3,000,000, or $0.518 per share.  Our net proceeds from these three offerings were approximately $7.4 million.  Additional funds raised by issuing equity securities may result in dilution to existing shareholders.  If we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate our clinical program.

Our common stock began trading publicly on the NASDAQ National Market under the symbol "ENMD" on June 12, 1996. On April 4, 2008, we received a letter from The NASDAQ Stock Market LLC ("NASDAQ") advising that for the previous 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market.  Failure to comply with this minimum bid price requirement, or any other listing standard applicable to issuers listed on The NASDAQ Global Market, by October 1, 2008, would result in our common stock being ineligible for quotation on The NASDAQ Global Market.  Our stock price has not closed above $1.00 for ten consecutive trading days since the date of the receipt of the letter from NASDAQ.

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

Additionally, we must continually maintain (1) stockholders’ equity of at least $2.5 million or (2) a minimum of $35 million in market value of our listed securities for ten consecutive trading days to be in compliance with the continued listing standards for The NASDAQ Capital Market.  At March 31, 2010, our consolidated stockholders’ equity was approximately $817,000 and the market value of our listed securities was $65.1 million.  There can be no assurance that we will be able to meet either of these listing standards in the future.

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

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.  Our critical accounting policies, including the items in our consolidated financial statements requiring significant estimates and judgments, are as follows:

-
Going Concern  -  A fundamental principle of the preparation of financial statements in accordance with GAAP is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business.  This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent.  In accordance with this requirement, our policy is to prepare our consolidated financial statements on a going concern basis unless we intend to liquidate or have no other alternative but to liquidate.  Based on current plans, we expect our current available cash and cash equivalents to meet our cash requirements into the first quarter of fiscal 2011.  At March 31, 2010 the Company has operating and liquidity concerns and plans to continue to pursue opportunities to raise additional capital to fund its operating needs. While we have prepared our consolidated financial statements on a going concern basis, if we do not receive additional funding, our ability to continue as a going concern may be impacted.  Our consolidated financial statements included in this Quarterly Report on Form 10-Q do not reflect any adjustments that might specifically result from the outcome of this uncertainty.

-
Revenue Recognition - We recognize revenue in accordance with the provisions of authoritative guidance issued, whereby revenue is not recognized until it is realized.  Revenue is recognized when all of the following criteria are met:  1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) the price to the buyer is fixed and determinable and 4) collectibility is reasonably assured.

-
Royalty Revenue – Royalties from licenses are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured. We expect that the majority of our 2010 revenues will be from royalties on the sale of Thalomid®, which we will recognize when we receive the royalty payment.  In 2004, certain provisions of a purchase agreement dated June 14, 2001 by and between Bioventure Investments kft (“Bioventure”) and the Company were satisfied and, as a result, beginning in 2005 we became entitled to share in the royalty payments received by Royalty Pharma Finance Trust, successor to Bioventure, on annual Thalomid® sales above a certain threshold.  Based on the licensing agreement royalty formula, annual royalty sharing commences with Thalomid® annual sales of approximately $225 million.

-
The Company is also eligible to receive royalties from Oxford Biomedica, PLC based on a portion of the net sales of products developed for the treatment of ophthalmic (eye) diseases based in part on Endostatin.  Under our original Endostatin license agreement with Children’s Medical Center Corporation, a portion of the royalties we receive from Oxford Biomedica are payable to CMCC.

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

-
Stock-Based Compensation – All share-based payment transactions are recognized in the consolidated financial statements at their fair values.  Using the straight-line expense attribution method over the requisite service period, which is generally the option vesting term of three years, share-based compensation expense recognized in the three months ended March 31, 2010 and March 31, 2009 totaled $212,000 and $155,000, respectively.

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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2010 and March 31, 2009.

           Revenues.  There were no revenues recorded during the quarters ended March 31, 2010 or March 31, 2009.  We do not expect to record revenue in 2010 until the fourth quarter.  Our 2010 revenues, if any, will result from Celgene’s sale of Thalomid®.  We earn royalties once sales of Thalomid exceed approximately $225 million annually, pursuant to a 2001 agreement with Royalty Pharma, as noted above.

Research and Development Expenses.  Our research and development expenses totaled $844,000 for the three months ended March 31, 2010 and $1,953,000 for the corresponding 2009 period.  Reflected in our R&D expenses for the three-month period ended March 31, 2010 are direct project costs of $803,000 for ENMD-2076, $29,000 for Panzem® and $12,000 for ENMD-1198.   Additionally, during the period ended March 31, 2010, we wrote off approximately $268,000 of costs previously accrued for patients enrolled in MKC-1 clinical trials that wound down before all cycles of treatment were completed.  The 2009 research and development expenses for the comparable period included $772,000 for ENMD-2076, $262,000 for MKC-1, $107,000 direct project costs for Panzem® and $97,000 for ENMD-1198. The overall decrease in research and development costs in the three-month period ended March 31, 2010, as compared to same period in 2009, reflects our continued focus on the clinical development of ENMD-2076 as we ceased clinical and manufacturing activities in our discontinued programs.

At March 31, 2010, accumulated direct project expenses for Panzem® oncology were $54,273,000; direct ENMD-1198 project expenses totaled $13,155,000; and, since acquired, accumulated direct project expenses for ENMD-2076 totaled $14,961,000 and for MKC-1, accumulated project expenses totaled $10,138,000.  Our research and development expenses also include non-cash stock-based compensation totaling $10,000 for the three months ended March 31, 2010 and $57,000 for the corresponding 2009 period.  The decrease in stock-based compensation expense is related to fewer stock options granted in the three months ending March 31, 2010.  The balance of our research and development expenditures includes facility costs and other departmental overhead, and expenditures related to the non-clinical support of our programs.

We expect our research and development expenses to increase in 2010 as we expand ENMD-2076 into Phase 2 and continue to focus on the clinical development of ENMD-2076 and correlative research.  We will continue to conduct research on ENMD-2076 in order to comply with stipulations made by the FDA, as well as to increase understanding of the mechanism of action and toxicity parameters of ENMD-2076 and its metabolites.  Completion of clinical development may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

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

We will be opportunistic about collaborative arrangements with third parties to complete the development and commercialization of our products.  In the event that third parties take over the development process for one of our product candidates, the estimated completion date would largely be under the control of that third party rather than us.  We cannot forecast with any degree of certainty which proprietary products or indications, if any, will be subject to future collaborative arrangements, in whole or in part, and how such arrangements would affect our capital requirements.

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

Research and development expenses consist primarily of compensation and other expenses related to research and development personnel and costs associated with internal and contract preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses.  Research and development expenses decreased to $844,000 during the quarter ended March 31, 2010 from $1,953,000 for the corresponding period in 2009.

The decrease in research and development expenses during the quarter ended March 31, 2010 was specifically impacted by the following:

-
Outside Services – In the three-month period ended March 31, 2010, we expended $5,000 on outside service activities versus $185,000 in the same 2009 period.  The decrease in 2010 as compared to 2009 continues to reflect the absence of utilizing outsourced services to conduct development of products from discontinued programs.

-
Clinical Trial Costs – Clinical trial costs, which include clinical site fees, monitoring costs and data management costs, decreased to $21,000 in the three months ended March 31, 2010 from $443,000 in the three-month period ended March 31, 2009.  The decrease relates primarily to our focus on the clinical development of ENMD-2076, reducing patient costs for cycles of treatment that were not completed in trials that have wound down in discontinued programs.

-
 Contract Manufacturing Costs – The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, product release costs and storage fees. Contract manufacturing costs for the three months ended March 31, 2010 increased to $169,000 from $157,000 during the same period in 2009.

-
Personnel Costs -- Personnel costs decreased to $345,000 in the three months ended March 31, 2010 from $625,000 in the three-month period ended March 31, 2009.  The decrease is attributed to the elimination of three management positions in December 2009.

-
Also reflected in our 2010 research and development expenses for the three-month period ended March 31, 2010 are patent costs of $103,000 and facility and related expenses of $57,000.  In the corresponding 2009 period, these expenses totaled $169,000 and $232,000, respectively.

General and Administrative Expenses.  General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.

General and administrative expenses decreased slightly to $1,061,000 in the three-month period ended March 31, 2010 from $1,160,000 in the corresponding 2009 period.

Interest Expense.  Interest expense, which relates to a financing transaction with General Electric Capital Corporation (GECC) in September 2007, decreased to approximately $221,000 (including $20,471 of non-cash interest) in the three-month period ended March 31, 2010 from $454,000 (including $40,687 of non-cash interest) in the corresponding 2009 period.

Investment Income.  Due to the absence of invested cash during the three-month period ended March 31, 2010, we earned no investment income.  Investment income in the three-month period ended March 31, 2009 was $50,000.

Dividends on Series A Convertible Preferred Stock.  The Consolidated Statement of Operations for the periods ended March 31, 2010 and 2009 reflect a dividend of $251,250 relating to Series A Convertible Preferred Stock held by Celgene pursuant to a Securities Purchase Agreement dated December 31, 2002. The holders of Series A Preferred Stock accumulate dividends at an annual rate of 6% and will participate in dividends declared and paid on our common stock, if any. All accumulated dividends must be paid before any dividends may be declared or paid on the common stock.  The Company has no plans to pay any dividends in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses in 2010 and the foreseeable future before we commercialize any products.  Based on our current plans, we expect our current available cash and cash equivalents to meet our cash requirements into the first quarter of 2011.

As of March 31, 2010, the Company has operating and liquidity concerns and plans to continue to pursue opportunities to raise additional capital to fund its operating needs.  We did not include any adjustments to the consolidated financial statements included in this Quarterly Report on Form 10-Q to reflect the possible future effects that may result from the uncertainty of our ability to continue as a going concern because we believe that we will continue to be a financially sound and viable business, continuing to conduct clinical trials for, and further development of, ENMD-2076 and provide value to our shareholders.

We will require significant additional funding during the first quarter of fiscal 2011 to fund operations until such time, if ever, we become profitable.  We intend to augment our cash and cash equivalent balances as of March 31, 2010 by selling additional equity securities when market conditions permit.  We will also explore alternatives to raising capital by being opportunistic about other potential forms of capital infusion, including strategic alliances or collaborative development opportunities, engaging in one or more strategic transactions, monetizing non-core assets and/or other transactions that provide capital to further the development of ENMD-2076.

There can be no assurance that adequate additional financing under such arrangements will be available to us on terms that we deem acceptable, if at all.  If additional funds are raised by issuing equity securities, dilution to existing shareholders may result.  If we fail to obtain additional capital when needed, we may be required to scale back our Phase 2 plans for ENMD-2076.  We also will consider additional actions to reduce our expenses.

In January 2006, we acquired Miikana Therapeutics, Inc., a private biotechnology company, in exchange for 9.96 million shares of our common stock and the assumption of certain obligations of Miikana.  We acquired certain drug candidates in connection with the acquisition, including the lead molecule in the Aurora Kinase Program, ENMD-2076, which advanced into clinical development in 2008.  ENMD-2076 is a kinase inhibitor with activity towards Aurora A and multiple other kinases linked to promoting cancer.  Dosing of the first patient in ENMD-2076 trials triggered a milestone payment of $2 million to the former Miikana stockholders payable in stock or cash, at the Company’s discretion.  In June 2008, 2,564,105 shares of common stock were issued to the former Miikana stockholders as consideration for the satisfaction of the milestone payment.  Under the terms of the merger agreement, dosing of the first patient in a Phase 2 trial for ENMD-2076 will trigger an additional milestone payment of $3 million, payable in stock or cash, at the Company’s sole discretion.  This milestone occurred during April 2010.  Beyond the Phase 2 milestone payment, the former Miikana stockholders may earn up to an additional $13 million of potential payments upon the satisfaction of additional clinical and regulatory milestones.  We do not expect such additional milestones to be satisfied during 2010.  Through the Miikana acquisition, we also acquired rights to MKC-1, a Phase 2 clinical candidate licensed from Roche by Miikana in April 2005.  Under the terms of the agreement, Roche may be entitled to receive future payments upon successful attainment of certain clinical, regulatory and commercialization milestones; however, since ENMD-2076 is the only program currently under active clinical evaluation by the Company, we do not expect to trigger any of these milestone payments during fiscal 2010.

In September 2007, we entered into a $20 million term loan agreement with General Electric Capital Corporation (the “Term Loan”).   The Term Loan accrues interest in arrears at a fixed annual rate of 10.47%.   For additional information on the Term Loan, please see note 6 of the Notes to the Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

At March 31, 2010, we had cash and short-term investments of $9,691,834 with working capital of $650,892.

To accomplish our business plans, we will be required to continue to conduct substantial development activities for ENMD-2076, our leading program.  Under our operating plans for 2010 we expect to continue to pursue ENMD-2076 in oncology and complete initiation of remaining sites and enrollment of patients in our ovarian cancer Phase 2 trial.  We expect our 2010 results of operations to reflect a net loss of approximately $8,800,000, including non-cash charges of approximately $1,400,000.

We expect that the majority of our 2010 revenues will continue to be from royalties on the sales of Thalomid®.  Thalomid® is sold by a third-party, and we have no control over such party’s sales efforts or the resources devoted to Thalomid® sales.  We expect to record royalty-sharing revenues in the fourth quarter of 2010; however, there can be no assurance in this regard.  In addition, under our licensing agreement with Oxford Biomedica, PLC and Oxford Biomedica (UK) Limited Oxford, we are entitled to receive payments upon the achievement of certain milestones with respect to the development of gene therapies for ophthalmic (eye) diseases.  However, we do not control the drug development efforts of Oxford and have no control over when or whether such milestones will be reached.  We do not believe that we will receive any developmental milestone payments under this agreement in 2010.

INFLATION AND INTEREST RATE CHANGES

Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk.  Our investment income is sensitive to the general level of U.S. interest rates.  In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents.  Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of March 31, 2010.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Executive Chairman and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 19334, as amended (the “Exchange Act”) were effective as of March 31, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Executive Chairman and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted.  Management does not believe such legal proceedings, except as otherwise disclosed herein, are material.

ITEM 1A.  RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of EntreMed’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and the information under “Special Note Regarding Forward-Looking Statements” included in this report.  There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. RESERVED

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

ENTREMED, INC. (Registrant)

Date: May 17, 2010	/s/ Michael M. Tarnow
Michael M. Tarnow
Executive Chairman

Date: May 17, 2010	/s/ Kathy R. Wehmeir-Davis
Kathy R. Wehmeir-Davis
Principal Accounting Officer

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification of Executive Chairman

31.2	Rule 13a-14(a) Certification of Principal Accounting Officer

32.1	Section 1350 Certification of Executive Chairman

32.2	Section 1350 Certification of Principal Accounting Officer