Form 10-Q
period 2010-06-30
ENTREMED INC
filed 2010-08-16
CIK 895051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES    ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at August 4, 2010
Common Stock $0.01 Par Value	9,629,768

ENTREMED, INC.
Table of Contents

		PAGE

PART I. FINANCIAL INFORMATION

Item 1 —	Consolidated Financial Statements	3

Consolidated Balance Sheets as of
June 30, 2010 (unaudited) and December 31, 2009		3

Consolidated Statements of Operations for the
Six Months Ended June 30, 2010 and 2009 (unaudited)		4

Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 2010 and 2009 (unaudited)		5

Notes to Consolidated Financial Statements (unaudited)		6

Item 2 —	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	15

Item 3 —	Quantitative and Qualitative Disclosures
	About Market Risk	24

Item 4 —	Controls and Procedures	25

Part II. OTHER INFORMATION

Item 1 —	Legal Proceedings	25

Item 1A –	Risk Factors	25

Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3 —	Defaults upon Senior Securities	26

Item 4 —	Reserved	26

Item 5 —	Other Information	26

Item 6 —	Exhibits	26

SIGNATURES		27

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

EntreMed, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,992,917	$6,312,182
Short-term investments	50,024	54,071
Accounts receivable, net of allowance for doubtful accounts of
$72,145 at June 30, 2010 and December 31, 2009	-	3,286,858
Prepaid expenses and other	156,813	220,925
Total current assets	8,199,754	9,874,036

Property and equipment, net	134,629	171,498
Other assets	9,215	21,494
Total assets	$8,343,598	$10,067,028

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,290,029	$1,968,607
Accrued liabilities	299,848	745,183
Current portion of loan payable	5,137,463	8,555,404
Total current liabilities	6,727,340	11,269,194

Loan payable, less current portion	-	723,814

Total liabilities	6,727,340	11,993,008

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Convertible preferred stock, $1.00 par value;
5,000,000 shares authorized and 3,350,000 shares issued and
outstanding at June 30, 2010 and December 31, 2009
(liquidation value - $33,500,000 at June 30, 2010 and December 31, 2009)	3,350,000	3,350,000
Common stock, $.01 par value:
170,000,000 shares authorized at June 30, 2010 and December 31, 2009:
9,630,141 and 8,061,040 shares issued and outstanding
at June 30, 2010 and December 31, 2009, respectively	96,301	80,610
Additional paid-in capital	379,401,344	368,804,067
Treasury stock, at cost: 79,545 shares held at June 30, 2010 and
December 31, 2009	(8,034,244)	(8,034,244)
Accumulated deficit	(373,197,143)	(366,126,413)
Total stockholders' equity (deficit)	1,616,258	(1,925,980)
Total liabilities and stockholders' equity (deficit)	$8,343,598	$10,067,028

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenues:
Royalties	$-	$-	$-	$-
Other	-	-	-	-
	$-	$-	$-	$-

Costs and expenses:
Research and development	1,011,128	1,659,474	1,855,081	3,612,934
General and administrative	770,679	1,010,733	1,821,904	2,170,454
Acquired In-Process R&D	3,000,000	-	3,000,000	-
	4,781,807	2,670,207	6,676,985	5,783,388

Investment income	-	18,744	-	68,931
Interest expense	(168,733)	(399,730)	(389,698)	(853,491)
Other income (expense)	5,954	-	(4 047)	-

Net Loss	(4,944,586)	(3,051,193)	(7,070,730)	(6,567,948)

Dividends on Series A convertible preferred stock	(251,250)	(251,250)	(502,500)	(502,500)

Net loss attributable to common shareholders	$(5,195,836)	$(3,302,443)	$(7,573,230)	$(7,070,448)

Net loss per share (basic and diluted)	$(0.62)	$(0.46)	$(0.95)	$(0.98)
Weighted average number of common shares
outstanding (basic and diluted)	8,325,539	7,180,917	7,989,424	7,180,400

See accompanying notes.

EntreM,ed, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	SIX MONTH PERIOD ENDED JUNE 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,070,730)	$(6,567,948)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	38,564	65,757
Write-off of in-process R&D	3,000,000	-
Amortization of discount on short-term investments	-	(31,665)
Stock-based compensation expense	231,330	240,450
Non-cash interest	35,532	76,516
Investment impairment loss	4,047	-
Changes in operating assets and liabilities:
Accounts receivable	3,286,858	3,862,302
Prepaid expenses and other	64,112	171,480
Deferred rent	-	(20,763)
Accounts payable	(678,578)	(1,746,308)
Accrued liabilities	(445,333)	(1,453,289)
Net cash used in operating activities	(1,534,198)	(5,403,468)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short term investments	-	(6,993,512)
Maturities of short term investments	-	10,000,000
Unrealized loss on short term investments		(4,429)
Purchases of furniture and equipment	(1,695)	-
Net cash (used in) provided by investing activities	(1,695)	3,002,059

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance costs	(80,017)	(6,150)
Repayment of loan	(4,165,026)	(3,753,920)
Net proceeds from sale of common stock	7,461,671	-
Net cash provided by (used in) financing activities	3,216,628	(3,760,070)

Net increase (decrease) in cash and cash equivalents	1,680,735	(6,161,479)
Cash and cash equivalents at beginning of period	6,312,182	16,743,129
Cash and cash equivalents at end of period	$7,992,917	$10,581,650

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$354,148	$776,975

Non-cash investing activity:
Stock issued in connection with milestone payment related to acquisition of Miikana	$3,000,000	$-

See accompanying notes.

ENTREMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (unaudited)

1.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of EntreMed, Inc. (the Company or EntreMed) and its wholly-owned subsidiary, Miikana Therapeutics, Inc. (Miikana).  All inter-company balances and transactions have been eliminated in consolidation.  The Company refers to EntreMed and its consolidated subsidiary.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, such consolidated financial statements do not include all of the information and disclosures required by U. S. generally accepted accounting principles for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to our audited consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2009.

On July 1, 2010, the Company affected a 1-for-11 reverse split of its common stock, which was authorized by its Board of Directors on June 9, 2010 (See Note 12, “Subsequent Events”). All common stock share and per share information in the unaudited interim condensed consolidated financial statements and notes thereto included in this report have been restated to reflect retrospective application of the reverse stock split, except for par value per share and the number of authorized shares, which were not affected by the reverse stock split.

Material subsequent events have been considered for disclosure and recognition through the filing date of these consolidated financial statements.

Liquidity Risks and Management’s Plans

The accompanying unaudited consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Based on current plans, the Company expects its current available cash and cash equivalents will meet its cash requirements through fiscal 2010. At June 30, 2010 the Company has operating and liquidity concerns and plans to continue to pursue opportunities to raise additional capital to fund its operating needs.  Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $373 million.  The Company expects to continue to incur expenses, resulting in operating losses, for the foreseeable future due to, among other factors, its continuing clinical trials, planned future clinical trials, and other anticipated research and development activities.

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

A summary of changes in the accrued liabilities during the six months ended June 30, 2010, is as follows:

	R&D	G&A
	Expenses	Expenses
Balance at December 31, 2009			$228,754
Cash payments	$(178,286)	$(44,395)	(222,681)
Balance at June 30, 2010			$6,073

Cumulative costs incurred with respect to the restructuring are $2,013,000, of which, approximately $1,067,000 have been expensed as general and administrative costs and $946,000 have been expensed as research and development costs.  The Company did not incur additional costs during the six months ended June 30, 2010 and does not expect to incur additional costs in connection with these terminations.

4.	Recently Adopted Accounting Pronouncements

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

Short-term investments at June 30, 2010 consist of equity securities.  The Company has classified these investments as available for sale.  Such securities are carried at fair market value. The cost of securities sold is calculated using the specific identification method.  Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations. As a result of an increase in value during the three months ended June 30, 2010, realized gains of $5,954 were recorded for the three months ended June 30, 2010.  An overall decline in value during the six months ended June 30, 2010, that is considered to be other than temporary, resulted in net realized losses of $4,047 for the six months ended June 30, 2010.  There were no realized gains or losses for the six months ended June 30, 2009.  Net unrealized losses of $4,328 were recorded for the six months ended June 30, 2009.  Short-term investments are principally uninsured and subject to normal credit risk.

The following is a summary of available-for-sale securities at June 30, 2010:

	Available-for-Sale Securities
	Amortized	Gross Realized	Gross Realized	Estimated Fair Value (Net Carrying
	Cost	Gains	Losses	Amount)
Equity Securities	$125,000	$5,954	$(80,930)	$50,024

Total	$125,000	$5,954	$(80,930)	$50,024

The following is a summary of available-for-sale securities at December 31, 2009:

	Available-for-Sale Securities
	Amortized	Gross Realized	Gross Realized	Estimated Fair Value (Net Carrying
	Cost	Gains	Losses	Amount)
Equity Securities	$125,000	$-	$(70,929)	$54,071

Total	$125,000	$-	$(70,929)	$54,071

6.	Loan Payable

On September 12, 2007, EntreMed, Inc. and Miikana Therapeutics, Inc., its wholly-owned subsidiary, entered into a Loan and Security Agreement (“Loan Agreement”) with General Electric Capital Corporation (“GECC”), as agent, Merrill Lynch Capital and Oxford Finance Corporation (collectively, “the Lenders”).  The Loan Agreement provides for (i) a term loan (“Term Loan”) issued by the Lenders to the Company in the aggregate amount of $20,000,000 and (ii) the issuance and sale to the Lenders of stock purchase warrants evidencing the Lenders’ right to acquire their respective pro rata share of 250,000 shares of common stock of the Company (“Warrants”).

The Term Loan will accrue interest in arrears at a fixed annual interest rate of 10.47% until the Term Loan is fully repaid.  The Company paid interest of approximately $153,650 and $364,000 during the three months ended June 30, 2010 and 2009, respectively.   The Company paid interest of approximately $354,150 and $777,000 during the six months ended June 30, 2010 and 2009, respectively.

The Company has the right to voluntarily prepay the Term Loan, in full or in part, upon five business days’ written notice to GECC.  Under certain circumstances, the prepayment of the aggregate amount outstanding under the Term Loan triggers a prepayment penalty equal to: 1% on such prepayment amount if such prepayment is made after the two year anniversary of the closing date but on or before the Term Loan maturity date.  The Loan Agreement contains customary events of default that permits GECC to accelerate the Company’s outstanding obligations if an event of default occurs and it is not cured within the applicable grace periods.  The Loan Agreement also provides for automatic acceleration upon bankruptcy and other insolvency events.

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

The Loan Agreement contains customary affirmative and negative covenants.  The Company was in compliance with such covenants as of June 30, 2010.

The Warrants are exercisable by the Lenders until September 12, 2012 at an exercise price of $22.00 per share (as adjusted to reflect the one-for-eleven reverse stock split, as further described in Note 12 to these Notes to the Consolidated Financial Statements).  The fair value of the Warrants issued was $190,000, calculated using a Black-Scholes value of $.76 with an expected and contractual life of 5 years, an assumed volatility of 98%, and a risk-free interest rate of 4.11%.  The value of the Warrants, and an upfront underwriting fee of $100,000 paid to one of the Lenders, are recorded as a discount on the loan and are amortized as interest expense over the life of the loan.  The Company also incurred certain debt issuance costs that were deferred and are included in other assets in the Company’s balance sheet as of June 30, 2010 and December 31, 2009.  Amortization of these fees and the discount results in an effective interest rate of 11.40%.  Non-cash interest expense related to the amortization of debt issuance costs and debt discount was $15,079 and $35,829 for the three months ended June 30, 2010 and 2009, respectively.  Non-cash interest expense related to the amortization of debt issuance costs and debt discount was $35,532 and $76,516 for the six months ended June 30, 2010 and 2009, respectively.

The carrying value and estimated fair value of debt, before discount, were approximately $5,146,000 and $5,196,000 respectively, at June 30, 2010.  The fair value was estimated based on the quoted market price.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of June 30, 2010:

		Fair Value Measurements at June 30, 2010
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$2,105,868	$2,105,868	$—	$—
Available for sale securities*	50,024	50,024	—	—

*   Realized losses related to available for sale securities are included in operations, as disclosed in Note 5.

		Fair Value Measurements at December 31, 2009
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$4,105,868	$4,105,868	$—	$—
Available for sale securities*	54,051	54,051	—	—

*  Realized losses related to available for sale securities are included in operations, as disclosed in Note 5.

The Company’s Level 1 assets include money market instruments and equity securities with quoted prices in active markets.

8.	Stockholders’ Equity

On January 11, 2010, the Company consummated the issuance and sale of 284,090 shares of its common stock, par value $0.01 per share, to an institutional investor for an aggregate purchase price of $2,500,000.  The offering was made pursuant to a stock purchase agreement dated as of January 8, 2010 between the Company and the investor.

On February 3, 2010, the Company consummated the issuance and sale of 349,650 shares of its common stock, par value $0.01 per share, to an institutional investor for an aggregate purchase price of $2,500,000.  The offering was made pursuant to a stock purchase agreement dated as of February 3, 2010 between the Company and the investor.

On April 16, 2010, the Company consummated the issuance and sale of 526,500 shares of its common stock, par value $0.01 per share, to an institutional investor for an aggregate purchase price of $3,000,000.  The offering was made pursuant to a stock purchase agreement dated as of April 16, 2010 between the Company and the investor.

9.	Share-Based Compensation

The Company has adopted incentive and nonqualified stock option plans for executive, scientific and administrative personnel of the Company as well as outside directors and consultants, of which 314,120 shares remain available for grant under the Company’s 2001 Long-Term Incentive Plan as of June 30, 2010.  There are 607,979 shares issuable under options previously granted under the plans and currently outstanding, with exercise prices ranging from $1.76 to $522.50.  Options granted under the plans vest over periods varying from immediately to three years, are not transferable and generally expire ten years from the date of grant.

The Company records compensation expense associated with stock options and other equity-based compensation in accordance with provisions of authoritative guidance.  Compensation costs are recognized based on a straight-line method over the requisite service period, which is generally the option vesting term of three years.

The Company’s net loss for the six months ended June 30, 2010 and June 30, 2009 includes compensation expense of $231,330 and $240,450, respectively, related to the Company’s share-based compensation awards.  The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	SIX MONTHS ENDED JUNE 30,
	2010	2009
Research and development	$19,495	$80,793
General and administrative	211,835	159,657
Share-based compensation expense	$231,330	$240,450
Net share-based compensation expense, per common share:
Basic and diluted	$0.03	$0.03

The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of stock options granted to employees. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award.

Following are the weighted-average assumptions used in valuing the stock options granted to employees during the six-month periods ended June 30, 2010 and 2009:

	SIX MONTH PERIOD ENDED JUNE 30,
	2010	2009
Expected volatility	97.50%	78.02%
Risk-free interest rate	2.38%	2.08%
Expected term of option	5 years	5 years
Forfeiture rate*	5.00%	5.00%
Expected dividend yield	0.00%	0.00%

* - Authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  During the six-month periods ended June 30, 2010 and 2009, forfeitures were estimated at 5%.

The weighted average fair value of stock options granted during the six-month periods ended June 30, 2010 and 2009 was $5.50 and $01.10, respectively.

A summary of the Company’s stock option plans and of changes in options outstanding under the plans for the six months ended June 30, 2010, is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2010	634,797	$60.49
Granted	36,816	$7.37
Exercised	(5,874)	$1.76
Expired	(55,180)	$222.04
Forfeited	(2,580)	$4.38
Outstanding at June 30, 2010	607,979	$43.41
Vested and expected to vest at June 30, 2010	605,742	$43.54
Exercisable at June 30, 2010	563,243	$46.61

Cash received from option exercises under all share-based payment arrangements for the three and six months ended June 30, 2010 was $0 and $10,340, respectively.  Cash received from option exercises for the three and six months ended June 30, 2009 was $10,000.

10.	Acquired In-Process R&D

In January 2006, the Company acquired Miikana Therapeutics, a private biotechnology company.  Pursuant to the merger agreement, based on the success of the acquired preclinical programs, the Company may pay up to an additional $18 million upon the achievement of certain clinical and regulatory milestones.  Such additional payments will be made in cash or shares of stock at our option. The lead molecule in the Aurora Kinase Program, ENMD-2076, advanced into clinical development in 2008.  ENMD-2076 is a selective kinase inhibitor with activity against Aurora A and angiogenic kinases linked to promoting cancer and inflammatory diseases. Dosing of the first patient in 2008 triggered a purchase price adjustment milestone of $2 million.  Dosing of the first patient in a Phase 2 trial in April 2010 triggered an additional purchase price adjustment milestone of $3 million, resulting in $13 million of potential payments remaining that could be earned, as of June 30, 2010.  In June 2008, 233,100 shares of common stock were issued and in June 2010, 403,550 shares of common stock were issued as consideration for the satisfaction of the two milestone payments.  The additional payments of $2 million in 2008 and $3 million in 2010 were recorded to expense as in-process research and development since the research and development project related to the Aurora Kinase Program had not reached technical feasibility and has no future alternative use.

11.	Income Taxes

At December 31, 2009, the Company has $2.96 million unrecognized tax benefit which has no net balance sheet impact.

During the six months ended June 30, 2010, there were no material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2010; no changes in settled tax years have occurred through June 30, 2010.  Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

12.	Subsequent Events

Reverse Stock Split

At the Annual Meeting of Stockholders held on June 3, 2010, the Company’s stockholders approved a proposal to authorize the Board of Directors, in its discretion, to affect a reverse split of the Company’s outstanding common stock without further action by the stockholders. The primary objective in affecting the reverse split was to better enable the Company to maintain the listing of its common stock on the NASDAQ Capital Market.  On June 9, 2010, the Board of Directors approved a 1-for-11 reverse split of the Company’s common stock and on July 1, 2010 at 8:00 am. Eastern time (the Effective Time), the reverse stock split became effective. As a result of the reverse stock split, each eleven shares of the common stock that were issued and outstanding or held in treasury at the Effective Time were automatically combined into one share.   The reverse stock split reduced the number of issued and outstanding shares of common stock as of July 1, 2010 from approximately 105.9 million shares to approximately 9.6 million shares. No fractional shares were issued in connection with the reverse stock split. Stockholders who were entitled to fractional shares instead became entitled to receive a cash payment in lieu of receiving fractional shares equal to the fractional share interest multiplied by $0.40 (the per share closing price of the Company’s common stock as last reported on the NASDAQ Stock Market on June 30, 2010).  The reverse stock split affected all of the holders of common stock uniformly. Shares of common stock underlying outstanding options and warrants were proportionately reduced and the exercise price of outstanding options and warrants was proportionately increased in accordance with the terms of the agreements governing such securities.  All common stock share and per share information in the unaudited interim condensed consolidated financial statements and notes thereto included in this report have been restated to reflect retrospective application of the reverse stock split, except for par value per share and the number of authorized shares, which were not affected by the reverse stock split.

As of July 15, 2010, the Company maintained a minimum closing bid price of $1.00 or more for at least 10 consecutive trading days and subsequently received a letter from the NASDAQ Stock Market stating that the Company has regained compliance with NASDAQ’s $1.00 minimum closing bid price requirement.  References to numbers of shares, and share prices, in this Quarterly Report on Form 10-Q reflect the 1-for-11 reverse stock split.

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

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. At June 30, 2010, we had an accumulated deficit of $373 million. We expect to continue to incur expenses, resulting in operating losses, for the foreseeable future due to, among other factors, our continuing clinical trials, planned future clinical trials, and other anticipated research and development activities. Based on current plans, we expect our current available cash and cash equivalents to meet our cash requirements through fiscal 2010.  At June 30, 2010, we have operating and liquidity concerns and plan to continue to pursue opportunities to raise additional capital to fund our operating needs.  We have successfully completed three financings since December 31, 2009, increasing our net cash by approximately $7,400,000.  We will require additional funding during the first quarter of fiscal 2011 to fund operations until such time, if ever, we become profitable. We will continue efforts to augment our cash and cash equivalent balances as of June 30, 2010 by pursuing other opportunities to raise capital, including strategic alliances or collaborative development opportunities with organizations that have capabilities and/or products that are complementary to our capabilities and products in order to continue the development of our potential product candidate that we intend to pursue to commercialization. However, there can be no assurance that adequate additional financing under such arrangements will be available to us on terms that we deem acceptable, if at all.

On January 11, 2010, we sold 284,090 shares of our common stock, par value $0.01 per share, to an institutional investor for an aggregate purchase price of $2,500,000.  On February 3, 2010, we sold 349,650 shares of our common stock to the same institutional investor for an aggregate purchase price of $2,500,000.  On April 16, 2010, we sold 526,500 shares of our common stock to the same institutional investor for an aggregate purchase price of $3,000,000.  Our net proceeds from these three offerings were approximately $7.4 million.  Additional funds raised by issuing equity securities may result in dilution to existing shareholders.  If we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate our clinical program.

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

On September 22, 2008, we submitted an application to transfer the trading of our common stock to the NASDAQ Capital Market and our common stock commenced trading on The NASDAQ Capital Market on October 3, 2008 under the symbol “ENMD”.

NASDAQ suspended the enforcement of the minimum bid price rule, due to the current extraordinary market conditions, until July 20, 2009.  Upon reinstatement of the NASDAQ rules on August 3, 2009, we had until January 15, 2010 to regain compliance with the minimum bid price standard.  We did not regain compliance with the minimum bid price standard of the NASDAQ rules by January 15, 2010.

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

On July 1, 2010 at 8:00 a.m. Eastern time, we affected a 1-for-11 reverse split of our common stock, which was authorized by our stockholders at the Annual Meeting of Stockholders held in June 2010.  The primary objective in affecting the reverse split was to better enable us to maintain the listing of our common stock on the NASDAQ Capital Market.  The reverse stock split reduced the number of our issued and outstanding shares of common stock as of July 1, 2010 from approximately 105.9 million shares to approximately 9.6 million shares. The par value per share and the number of authorized shares of our common stock were not affected by the reverse stock split. All share and per-share information for our common stock included in this report, other than par value and number of authorized shares, have been restated to reflect retrospective application of the reverse stock split.

As of July 15, 2010, our stock had maintained a minimum closing bid price of $1.00 or more for at least 10 consecutive trading days and, subsequently, we received a letter from the NASDAQ Stock Market stating that we had regained compliance with NASDAQ’s $1.00 minimum closing bid price requirement.

In addition to the $1.00 minimum closing bid price, we must continually maintain (1) stockholders’ equity of at least $2.5 million or (2) a minimum of $35 million in market value of our listed securities for ten consecutive trading days to be in compliance with the continued listing standards for The NASDAQ Capital Market.  At June 30, 2010, our consolidated stockholders’ equity was approximately $1,616,000 and the market value of our listed securities was $42.4 million.  There can be no assurance that we will be able to meet either of these listing standards in the future.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.  Our critical accounting policies, including the items in our consolidated financial statements requiring significant estimates and judgments, are as follows:

-
Going Concern -  A fundamental principle of the preparation of financial statements in accordance with GAAP is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business.  This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent.  In accordance with this requirement, our policy is to prepare our consolidated financial statements on a going concern basis unless we intend to liquidate or have no other alternative but to liquidate.  Based on current plans, we expect our current available cash and cash equivalents to meet our cash requirements through fiscal 2010.  At June 30, 2010, we had operating and liquidity concerns and plan to continue to pursue opportunities to raise additional capital to fund our operating needs.  While we have prepared our consolidated financial statements on a going concern basis, if we do not receive additional funding, our ability to continue as a going concern may be impacted.  Our consolidated financial statements included in this Quarterly Report on Form 10-Q do not reflect any adjustments that might specifically result from the outcome of this uncertainty.

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

-
We are also eligible to receive royalties from Oxford Biomedica, PLC based on a portion of the net sales of products developed for the treatment of ophthalmic (eye) diseases based in part on Endostatin.  Under our original Endostatin license agreement with Children’s Medical Center Corporation, a portion of the royalties we receive from Oxford Biomedica are payable to CMCC.

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

-
Stock-Based Compensation – All share-based payment transactions are recognized in the consolidated financial statements at their fair values.  Using the straight-line expense attribution method over the requisite service period, which is generally the option vesting term of three years, share-based compensation expense recognized in the three and six months ended June 30, 2010 totaled $19,440 and $231,330, respectively.  Share-based compensation expense recognized in the comparable periods in 2009 totaled $85,317 and $240,450, respectively.

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

RESULTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2010 and June 30, 2009.

Revenues.  There were no revenues recorded in the three and six-month periods ended June 30, 2010 and June 30, 2009.  We do not expect to record revenue in 2010 until the fourth quarter.  Our 2010 revenues, if any, will result from Celgene’s sale of Thalomid®.  We earn royalties once sales of Thalomid exceed approximately $225 million annually, pursuant to a 2001 agreement with Royalty Pharma, as noted above.  Thalomid® is distributed and sold by Celgene Corporation and/or its affiliates, and thus, we have no control over sales of Thalomid® or the amount, if any, of royalty payments we will receive.

Research and Development Expenses.  Our research and development expenses for the three and six months ended June 30, 2010 totaled $1,011,000 and $1,855,000, respectively.  Research and development expenses for the corresponding 2009 periods were $1,659,000 and $3,613,000, respectively.

Reflected in our R&D expenses totaling $1,011,000 for the three-month period ended June 30, 2010 are direct project costs of $722,000 for ENMD-2076, $22,000 for Panzem® oncology, $22,000 for ENMD-1198 and $7,000 for MKC-1.   The 2009 research and development expenses for the comparable period included $1,134,000 for ENMD-2076, $17,000 for Panzem® oncology and $76,000 for MKC-1.Research and development expenses totaling $1,855,000 for the six-month period ended June 30, 2010 include direct project costs of $1,525,000 related to ENMD-2076, $50,000 related to Panzem® oncology and $34,000 related to ENMD-1198. Additionally, during the six-month period ended June 30, 2010, we wrote off approximately $268,000 of costs previously accrued for patients enrolled in MKC-1 clinical trials that wound down before all cycles of treatment were completed.  The 2009 research and development expenses for the comparable period included $1,906,000 for ENMD-2076, $124,000 for Panzem®, $338,000 for MKC-1, and $94,000 for ENMD-1198. The decrease in research and development costs in the three and six-month periods ended June 30, 2010, as compared to same periods in 2009, reflects our continued focus on the clinical development of ENMD-2076 as we ceased clinical and manufacturing activities in our discontinued programs.

At June 30, 2010, accumulated direct project expenses for Panzem® oncology were $54,295,000; direct ENMD-1198 project expenses totaled $13,177,000; and, since acquired, accumulated direct project expenses for ENMD-2076 totaled $15,683,000 and for MKC-1, accumulated project expenses totaled $10,145,000.  Our research and development expenses also include non-cash stock-based compensation totaling $9,000 and $19,000, respectively, for the three and six months ended June 30, 2010 and $24,000 and $81,000 for the respective corresponding 2009 periods.  The decrease in stock-based compensation expense is related to fewer stock options granted in the six months ending June 30, 2010.  The balance of our research and development expenditures includes facility costs and other departmental overhead, and expenditures related to the non-clinical support of our programs.

We expect our research and development expenses to increase in 2010 as a result of the initiation of the multi-center Phase 2 study with ENMD-2076 in patients with ovarian cancer.  Six sites are participating in the study and are currently enrolling patients.  We will continue to conduct research on ENMD-2076 in order to comply with stipulations made by the FDA, as well as to increase understanding of the mechanism of action and toxicity parameters of ENMD-2076 and its metabolites.  Completion of clinical development may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

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

Research and development expenses consist primarily of compensation and other expenses related to research and development personnel and costs associated with internal and contract preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses.  Expenditures during the three and six months ended June 30, 2010 were specifically impacted by the following:

-
Outside Services – In the three-month period ended June 30, 2010, we expended $6,000 on outside service activities versus $136,000 in the same 2009 period.  For the six-month period ended June 30, 2010 outside services are $11,000 compared to $321,000 for the same 2009 period.  The decrease in 2010 as compared to 2009 continues to reflect the absence of utilizing outsourced services to conduct development of products from discontinued programs.

-
Clinical Trial Costs – Clinical trial costs, which include clinical site fees, monitoring costs and data management costs, decreased to $445,000 in the three months ended June 30, 2010 from $565,000 in the three-month period ended June 30, 2009.  Clinical trial costs for the six-month period ended June 30, 2010 decreased to $466,000 from $1,008,000 for the comparable 2009 period.  The decrease relates primarily to our focus on the clinical development of ENMD-2076, reducing patient costs for cycles of treatment that were not completed in trials that have wound down in discontinued programs.

-
Contract Manufacturing Costs – The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, product release costs and storage fees. Contract manufacturing costs for the three months ended June 30, 2010 decreased by $85,000 to ($19,000) from $66,000 during the same period in 2009.  For the six-month period ended June 30, 2010, manufacturing costs decreased to $150,000 from $223,000 for the comparable 2009 period.  The decrease reflects the absence of encapsulation costs for ENMD-2076 that were incurred in 2009, plus a credit received in 2010 reflecting a reduction in the scope of previously contracted compatibility, formulation development and GMP manufacture of ENMD-2076.

-
Personnel Costs – Personnel costs decreased to $315,000 in the three-month period ended June 30, 2010 from $507,000 in the corresponding 2009 period. For the six-month period, personnel costs decreased in 2010 to $660,000 from $1,132,000 for the corresponding 2009 period.  The decrease is attributed to the elimination of three management positions in December 2009.

-
Also reflected in our 2010 research and development expenses for the three-month period ended June 30, 2010 are patent costs of $94,000 and facility and related expenses of $51,000.  In the corresponding 2009 period, these expenses totaled $87,000 and $143,000, respectively.  For the six-month period ended June 30, 2010, patent costs were $197,000 and facility and related expenses were $108,000.  In the corresponding 2009 period, these expenses totaled $256,000 and $375,000, respectively.

General and Administrative Expenses.  General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.

General and administrative expenses decreased to $771,000 in the three-month period ended June 30, 2010 from $1,011,000 in the corresponding 2009 period.  For the six-month period, general and administrative expenses decreased in 2010 to $1,822,000 from $2,170,000 for the corresponding 2009 period.

Interest Expense.  Interest expense, which relates to a financing transaction with General Electric Capital Corporation (GECC) in September 2007, decreased to approximately $169,000 (including $15,079 of non-cash interest) in the three-month period ended June 30, 2010 from approximately $400,000 (including $35,829 of non-cash interest) in the corresponding 2009 period.  For the six-month period, interest expense decreased in 2010 to approximately $390,000 (including $35,550 of non-cash interest) from approximately $854,000 (including $76,515 of non-cash interest) for the corresponding 2009 period.

Investment Income.  Due to the absence of invested cash during the three and six-month periods ended June 30, 2010, we earned no investment income.  Investment income in the three and six-month periods ended June 30, 2009 were $19,000 and $69,000, respectively.

Dividends on Series A Convertible Preferred Stock.  The Consolidated Statement of Operations for the three and six-month periods ended June 30, 2010 and 2009 reflect a dividend of $251,250 and $502,500, respectively, relating to Series A Convertible Preferred Stock held by Celgene pursuant to a Securities Purchase Agreement dated December 31, 2002. The holders of Series A Preferred Stock accumulate dividends at an annual rate of 6% and will participate in dividends declared and paid on our common stock, if any. All accumulated dividends must be paid before any dividends may be declared or paid on the common stock.  We have no plans to pay any dividends in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses in 2010 and the foreseeable future before we commercialize any products.  Based on our current plans, we expect our current available cash and cash equivalents to meet our cash requirements through fiscal 2010.

As of June 30, 2010, we have operating and liquidity concerns and plans to continue to pursue opportunities to raise additional capital to fund our operating needs.  We did not include any adjustments to the consolidated financial statements included in this Quarterly Report on Form 10-Q to reflect the possible future effects that may result from the uncertainty of our ability to continue as a going concern because we believe that we will continue to be a financially sound and viable business, continuing to conduct clinical trials for, and further development of, ENMD-2076 and provide value to our shareholders.

We will require significant additional funding during the first quarter of fiscal 2011 to fund operations until such time, if ever, we become profitable.  We intend to augment our cash and cash equivalent balances as of June 30, 2010 by selling additional equity securities when market conditions permit.  We will also explore alternatives to raising capital by being opportunistic about other potential forms of capital infusion, including strategic alliances or collaborative development opportunities, engaging in one or more strategic transactions, monetizing non-core assets and/or other transactions that provide capital to further the development of ENMD-2076.

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

In January 2006, we acquired Miikana Therapeutics, Inc., a private biotechnology company, in exchange for approximately 905,500 shares of our common stock and the assumption of certain obligations of Miikana.  We acquired certain drug candidates in connection with the acquisition, including the lead molecule in the Aurora Kinase Program, ENMD-2076, which advanced into clinical development in 2008.  ENMD-2076 is a kinase inhibitor with activity towards Aurora A and multiple other kinases linked to promoting cancer.  Dosing of the first patient in ENMD-2076 trials triggered a milestone payment of $2 million to the former Miikana stockholders payable in stock or cash, at the Company’s discretion.  In June 2008, 233,100 shares of common stock were issued to the former Miikana stockholders as consideration for the satisfaction of the milestone payment.  In April 2010, dosing of the first patient in a Phase 2 trial for ENMD-2076 triggered an additional milestone payment of $3 million, payable in stock or cash, at the Company’s sole discretion.  In June 2010, 403,550 shares of common stock were issued to the former Miikana stockholders as consideration for the satisfaction of the milestone payment.  Under the terms of the merger agreement, the former Miikana stockholders may earn up to an additional $13 million of potential payments upon the satisfaction of additional clinical and regulatory milestones.  We do not expect such additional milestones to be satisfied during 2010.  Through the Miikana acquisition, we also acquired rights to MKC-1, a Phase 2 clinical candidate licensed from Roche by Miikana in April 2005.  Under the terms of the agreement, Roche may be entitled to receive future payments upon successful attainment of certain clinical, regulatory and commercialization milestones; however, since ENMD-2076 is the only program currently under active clinical evaluation by the Company, we do not expect to trigger any of these milestone payments during fiscal 2010.

In September 2007, we entered into a $20 million term loan agreement with General Electric Capital Corporation (the “Term Loan”).   The Term Loan accrues interest in arrears at a fixed annual rate of 10.47%.   For additional information on the Term Loan, please see Note 6 of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

At June 30, 2010, we had cash and short-term investments of $8,042,941 with working capital of $1,472,414.

To accomplish our business plans, we will be required to continue to conduct substantial development activities for ENMD-2076, our leading program.  Under our operating plans for 2010, we expect to continue to pursue ENMD-2076 in oncology and complete enrollment of patients in our ovarian cancer Phase 2 trial at six sites in the United States and Canada.  We expect our 2010 results of operations to reflect a net loss of approximately $8,200,000, including non-cash charges of approximately $4,400,000.

We expect that the majority of our 2010 revenues will continue to be from royalties on the sales of Thalomid®.  Thalomid® is sold by a third-party and we have no control over such party’s sales efforts or the resources devoted to Thalomid® sales, or the impact that generic drugs or alternative products will have on the sales of Thalomid®.  We expect to record royalty-sharing revenues in the fourth quarter of 2010; however, there can be no assurance of the amount of revenues that will be recorded, if any.  In addition, under our licensing agreement with Oxford Biomedica, PLC and Oxford Biomedica (UK) Limited Oxford, we are entitled to receive payments upon the achievement of certain milestones with respect to the development of gene therapies for ophthalmic (eye) diseases.  However, we do not control the drug development efforts of Oxford and have no control over when or whether such milestones will be reached.  We do not believe that we will receive any developmental milestone payments under this agreement in 2010.

INFLATION AND INTEREST RATE CHANGES

Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk.  Our investment income is sensitive to the general level of U.S. interest rates.  In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents.  Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of June 30, 2010.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Executive Chairman and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of June 30, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Executive Chairman and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.         OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted.  We are not currently a party to any legal proceedings.

ITEM 1A.  RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of EntreMed’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and the information under “Special Note Regarding Forward-Looking Statements” included in this report.  There have been no material changes to our risk factors from those disclosed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

ENTREMED, INC.
(Registrant)

Date: August 16, 2010	/s/ Michael M. Tarnow
Michael M. Tarnow
Executive Chairman

Date: August 16, 2010	/s/ Kathy R. Wehmeir-Davis
Kathy R. Wehmeir-Davis
Principal Accounting Officer

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification of Executive Chairman
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Executive Chairman
32.2	Section 1350 Certification of Principal Accounting Officer