Form 10-Q
period 2010-09-30
ENTREMED INC
filed 2010-11-12
CIK 895051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES    ☐         NO    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at November 10, 2010
Common Stock $0.01 Par Value	11,517,566

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

EntreMed, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,387,862	$6,312,182
Short-term investments	44,841	54,071
Accounts receivable, net of allowance for doubtful accounts of $72,145 at September 30, 2010 and December 31, 2009	-	3,286,858
Prepaid expenses and other	314,393	220,925
Total current assets	8,747,096	9,874,036

Property and equipment, net	119,644	171,498
Other assets	5,918	21,494
Total assets	$8,872,658	$10,067,028

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,350,502	$1,968,607
Accrued liabilities	283,178	745,183
Current portion of loan payable	2,978,028	8,555,404
Total current liabilities	4,611,708	11,269,194

Loan payable, less current portion	-	723,814

Total liabilities	4,611,708	11,993,008

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Convertible preferred stock, $1.00 par value; 5,000,000 shares authorized and 3,350,000 shares issued and outstanding at September 30, 2010 and December 31, 2009 (liquidation value - $33,500,000 at September 30, 2010 and December 31, 2009)	3,350,000	3,350,000
Common stock, $.01 par value: 170,000,000 shares authorized at September 30, 2010 and December 31, 2009: 11,517,938 and 8,061,040 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	115,179	80,610
Additional paid-in capital	384,122,469	368,804,067
Treasury stock, at cost: 79,545 shares held at September 30, 2010and December 31, 2009	(8,034,244)	(8,034,244)
Accumulated deficit	(375,292,454)	(366,126,413)
Total stockholders' equity (deficit)	4,260,950	(1,925,980)
Total liabilities and stockholders' equity (deficit)	$8,872,658	$10,067,028

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Revenues:
Royalties	$-	$3,300,000	$-	$3,300,000
Other	-	368,333	-	368,333
	$-	$3,668,333	$-	$3,668,333

Costs and expenses:
Research and development	1,291,721	2,326,969	3,146,802	5,939,903
General and administrative	691,623	911,816	2,513,527	3,082,270
Acquired In-Process R&D	-	-	3,000,000	-
	1,983,344	3,238,785	8,660,329	9,022,173

Investment income	-	-	-	68,931
Interest expense	(106,784)	(344,634)	(496,482)	(1,198,125)
Other income (expense)	(5,183)	-	(9,230)	-

Net Income (Loss)	(2,095,311)	84,914	(9,166,041)	(6,483,034)

Dividends on Series A convertible preferred stock	(251,250)	(251,250)	(753,750)	(753,750)

Net loss attributable to common shareholders	$(2,346,561)	$(166,336)	$(9,919,791)	$(7,236,784)

Net loss per share (basic and diluted)	$(0.24)	$(0.02)	$(1.09)	$(0.91)
Weighted average number of common shares outstanding (basic and diluted)	9,714,788	7,979,839	9,098,380	7,977,197

See accompanying notes.

EntreM,ed, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	NINE MONTH PERIOD ENDED
	SEPTEMBER 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,166,041)	$(6,483,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,449	75,553
Write-off of in-process R&D	3,000,000	-
Amortization of discount on short-term investments	-	(21,124)
Stock-based compensation expense	250,311	280,153
Non-cash interest	45,095	107,358
Investment impairment loss	9,230	-
Changes in operating assets and liabilities:
Accounts receivable	3,286,858	580,225
Prepaid expenses and other	(93,468)	119,799
Deferred rent	-	(20,763)
Accounts payable	(618,105)	(1,266,637)
Accrued liabilities	(462,005)	(1,928,385)
Net cash used in operating activities	(3,692,676)	(8,556,855)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short term investments	-	(7,992,859)
Maturities of short term investments	-	14,500,000
Unrealized loss on short term investments		(4,436)
Purchases of furniture and equipment	(3,595)	-
Net cash (used in) provided by investing activities	(3,595)	6,502,705

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance costs	-	(10,450)
Repayment of loan	(6,330,709)	(5,705,013)
Net proceeds from sale of common stock	12,102,660	-
Net cash provided by (used in) financing activities	5,771,951	(5,715,463)

Net increase (decrease) in cash and cash equivalents	2,075,680	(7,769,613)
Cash and cash equivalents at beginning of period	6,312,182	16,743,129
Cash and cash equivalents at end of period	$8,387,862	$8,973,516

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$451,388	$1,090,678

Non-cash investing activity:
Stock issued in connection with milestone payment related to acquisition of Miikana
	$3,000,000	$-

See accompanying notes.

ENTREMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 (unaudited)

1.           Basis of Presentation

The accompanying consolidated financial statements include the accounts of EntreMed, Inc. (the Company or EntreMed) and its wholly-owned subsidiary, Miikana Therapeutics, Inc. (Miikana).  All inter-company balances and transactions have been eliminated in consolidation.  The Company refers to EntreMed and its consolidated subsidiary.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, such consolidated financial statements do not include all of the information and disclosures required by U. S. generally accepted accounting principles for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to our audited consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2009.

On July 1, 2010, the Company affected a 1-for-11 reverse split of its common stock, which was authorized by its Board of Directors on June 9, 2010. The primary objective in affecting the reverse split was to better enable the Company to maintain the listing of its common stock on the NASDAQ Capital Market.  As a result of the reverse stock split, each eleven shares of the common stock that was issued and outstanding or held in treasury on July 1, 2010 at 8:00 am. Eastern time were automatically combined into one share.   The reverse stock split reduced the number of issued and outstanding shares of common stock as of July 1, 2010 from approximately 105.9 million shares to approximately 9.6 million shares. No fractional shares were issued in connection with the reverse stock split. Stockholders who were entitled to fractional shares instead became entitled to receive a cash payment in lieu of receiving fractional shares equal to the fractional share interest multiplied by $0.40 (the per share closing price of the Company’s common stock as last reported on the NASDAQ Stock Market on June 30, 2010).  The reverse stock split affected all of the holders of common stock uniformly. Shares of common stock underlying outstanding options and warrants were proportionately reduced and the exercise price of outstanding options and warrants was proportionately increased in accordance with the terms of the agreements governing such securities.  All common stock share and per share information in the unaudited interim condensed consolidated financial statements and notes thereto included in this report have been restated to reflect retrospective application of the reverse stock split, except for par value per share and the number of authorized shares, which were not affected by the reverse stock split.

Material subsequent events have been considered for disclosure and recognition through the filing date of these consolidated financial statements.

Liquidity Risks

The accompanying unaudited consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  During the period ended September 30, 2010, the Company raised $12.1 million from the sale of its common stock.  Based on current plans, the Company expects its current available cash and cash equivalents, along with the receipt of anticipated royalty payments in fiscal 2010 and 2011, will be sufficient to meet its cash requirements through fiscal 2011. In the event the royalty payments are received in amounts significantly less than expected, the Company will continue to pursue opportunities to raise additional capital to fund its operating needs.  Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $375 million.  The Company expects to continue to incur expenses, resulting in operating losses, for the foreseeable future due to, among other factors, its continuing clinical trials, planned future clinical trials, and other anticipated research and development activities.

The Company’s ability to continue as a going concern is dependent on its success at raising additional capital sufficient to meet its obligations on a timely basis, the ongoing receipt of royalty payments and its ability to ultimately attain profitability.  As the amount of the royalty payments to be received cannot be reasonably estimated, there is no assurance that the Company will not be required to raise additional capital sufficient to enable the Company to continue its operations for the next twelve months and through fiscal 2011.  If additional funds are raised by issuing equity securities, dilution to existing shareholders may result.  There can be no assurance that adequate additional financing will be available to the Company on terms that it deems acceptable, if at all.  In the event the Company does not have sufficient cash to support the ENMD-2076 development program, and additional financing is not obtained, the Company will reduce expenses as appropriate.

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

A summary of changes in the accrued liabilities during the nine months ended September 30, 2010, is as follows:

	R&D	G&A
	Expenses	Expenses
Balance at December 31, 2009			$228,754
Cash payments	$(184,359)	$(44,395)	(228,754)
Balance at September 30, 2010			$-

Cumulative costs incurred with respect to the restructuring are $2,013,000, of which, approximately $1,067,000 have been expensed as general and administrative costs and $946,000 have been expensed as research and development costs.  The Company did not incur additional costs during the nine months ended September 30, 2010 and does not expect to incur additional costs in connection with these terminations.

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

Short-term investments at September 30, 2010 consist of equity securities.  The Company has classified these investments as available for sale.  Such securities are carried at fair market value. The cost of securities sold is calculated using the specific identification method.  Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations. As a result of a decrease in value during the three months ended September 30, 2010, realized losses of $5,183 were recorded for the three months ended September 30, 2010.  An overall decline in value during the nine months ended September 30, 2010, that is considered to be other than temporary, resulted in net realized losses of $9,230 for the nine months ended September 30, 2010.  There were no realized gains or losses for the nine months ended September 30, 2009.  Net unrealized losses of $12,413 were recorded for the nine months ended September 30, 2009.  Short-term investments are principally uninsured and subject to normal credit risk.

The following is a summary of available-for-sale securities at September 30, 2010:

	Available-for-Sale Securities
	Amortized	Gross Realized	Gross Realized	Estimated Fair Value (Net Carrying
	Cost	Gains	Losses	Amount)
Equity Securities	$125,000	$5,954	$(86,113)	$44,841

Total	$125,000	$5,954	$(86,113)	$44,841

The following is a summary of available-for-sale securities at December 31, 2009:

	Available-for-Sale Securities
	Amortized	Gross Realized	Gross Realized	Estimated Fair Value (Net Carrying
	Cost	Gains	Losses	Amount)
Equity Securities	$125,000	$-	$(70,929)	$54,071

Total	$125,000	$-	$(70,929)	$54,071

6.           Loan Payable

On September 12, 2007, EntreMed, Inc. and Miikana Therapeutics, Inc. (“Miikana”), its wholly-owned subsidiary, entered into a Loan and Security Agreement (“Loan Agreement”) with General Electric Capital Corporation (“GECC”), as agent, Merrill Lynch Capital and Oxford Finance Corporation (collectively, “the Lenders”).  The Loan Agreement provides for (i) a term loan (“Term Loan”) issued by the Lenders to the Company in the aggregate amount of $20,000,000 and (ii) the issuance and sale to the Lenders of stock purchase warrants evidencing the Lenders’ right to acquire their respective pro rata share of 250,000 shares of common stock of the Company (“Warrants”).

The Term Loan expires on the earlier of (i) January 1, 2011 or (ii) the date the Term Loan otherwise becomes due and payable under the Loan Agreement, whether by acceleration of the obligations under the Term Loan or otherwise.  The Company will make its final repayment of approximately $761,000 to GECC on January 1, 2011.

The Term Loan will accrue interest in arrears at a fixed annual interest rate of 10.47% until the Term Loan is fully repaid.  The Company paid interest of $97,240 and $313,703 during the three months ended September 30, 2010 and 2009, respectively.   The Company paid interest of $451,388 and $1,090,678 during the nine months ended September 30, 2010 and 2009, respectively.

The Company has the right to voluntarily prepay the Term Loan, in full or in part, upon five business days’ written notice to GECC.  Under certain circumstances, the prepayment of the aggregate amount outstanding under the Term Loan triggers a prepayment penalty equal to 1% on such prepayment amount if such prepayment is made after the two year anniversary of the closing date but on or before the Term Loan maturity date.  The Loan Agreement contains customary events of default that permits GECC to accelerate the Company’s outstanding obligations if an event of default occurs and it is not cured within the applicable grace periods.  The Loan Agreement also provides for automatic acceleration upon bankruptcy and other insolvency events.

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

The Loan Agreement contains customary affirmative and negative covenants.  The Company was in compliance with such covenants as of September 30, 2010.

The Warrants are exercisable by the Lenders until September 12, 2012 at an exercise price of $22.00 per share (as adjusted to reflect the one-for-eleven reverse stock split, as further described in Note 12 to these Notes to the Consolidated Financial Statements).  The fair value of the Warrants issued was $190,000, calculated using a Black-Scholes-Merton value of $.76 with an expected and contractual life of 5 years, an assumed volatility of 98%, and a risk-free interest rate of 4.11%.  The value of the Warrants, and an upfront underwriting fee of $100,000 paid to one of the Lenders, are recorded as a discount on the loan and are amortized as interest expense over the life of the loan.  The Company also incurred certain debt issuance costs that were deferred and are included in other assets in the Company’s balance sheet as of September 30, 2010 and December 31, 2009.  Amortization of these fees and the discount results in an effective interest rate of 11.40%.  Non-cash interest expense related to the amortization of debt issuance costs and debt discount was $9,545 and $30,842 for the three months ended September 30, 2010 and 2009, respectively.  Non-cash interest expense related to the amortization of debt issuance costs and debt discount was $45,095 and $107,357 for the nine months ended September 30, 2010 and 2009, respectively.

The carrying value and estimated fair value of debt, before discount, were approximately $2,981,000 and $2,998,000 respectively, at September 30, 2010.  The fair value was estimated based on the quoted market price.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of September 30, 2010:

		Fair Value Measurements at September 30, 2010
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$2,105,868	$2,105,868	$—	$—
Available for sale securities*	44,841	44,841	—	—

*   Realized losses related to available for sale securities are included in operations, as disclosed in Note 5.

		Fair Value Measurements at December 31, 2009
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$4,105,868	$4,105,868	$—	$—
Available for sale securities*	54,051	54,051	—	—

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

On September 7, 2010, the Company consummated the issuance and sale of 1,886,662 shares of its common stock, par value $0.01 per share, and warrants to purchase up to an aggregate of 377,327 shares of common stock, to a group of investors for an aggregate purchase price of $5,094,000.  The offering was made pursuant to a securities purchase agreement effective as of September 7, 2010 between the Company and such investors.  The warrants shall be exercisable on or after March 9, 2011 and are exercisable until September 9, 2013 at an exercise price of $2.825 per share.  The fair value of the warrants issued was $660,322, calculated using the Black-Scholes-Merton valuation model value of $1.75 with an expected and contractual life of 3 years, an assumed volatility of 99%, and a risk-free interest rate of 1.57%.

All common stock share and per share information discussed above have been restated to reflect retrospective application of the July 1, 2010 reverse stock split, except for par value per share which was not affected by the reverse stock split.

9.           Share-Based Compensation

The Company has adopted incentive and nonqualified stock option plans for executive, scientific and administrative personnel of the Company as well as outside directors and consultants, of which 314,120 shares remain available for grant under the Company’s 2001 Long-Term Incentive Plan as of September 30, 2010.  There are 606,138 shares issuable under options previously granted under the plans and currently outstanding, with exercise prices ranging from $1.76 to $522.50.  Options granted under the plans vest over periods varying from immediately to three years, are not transferable and generally expire ten years from the date of grant.

The Company records compensation expense associated with stock options and other equity-based compensation in accordance with provisions of authoritative guidance.  Compensation costs are recognized based on a straight-line method over the requisite service period, which is generally the option vesting term of three years.

The Company’s net loss for the nine months ended September 30, 2010 and September 30, 2009 includes compensation expense of $250,311 and $280,153, respectively, related to the Company’s share-based compensation awards.  The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009
Research and development	$28,993	$94,505
General and administrative	221,318	185,648
Share-based compensation expense	$250,311	$280,153
Net share-based compensation expense, per common share:
Basic and diluted	$0.028	$0.035

The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of stock options granted to employees. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award.

Following are the weighted-average assumptions used in valuing the stock options granted to employees during the nine-month periods ended September 30, 2010 and 2009:

	NINE MONTH PERIOD ENDED SEPTEMBER 30,
	2010	2009
Expected volatility	97.50%	78.02%
Risk-free interest rate	2.38%	2.08%
Expected term of option	5 years	5 years
Forfeiture rate*	5.00%	5.00%
Expected dividend yield	0.00%	0.00%

* - Authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  During the nine-month periods ended September 30, 2010 and 2009, forfeitures were estimated at 5%.

The weighted average fair value of stock options granted during the nine-month periods ended September 30, 2010 and 2009 was $5.50 and $01.10, respectively.

A summary of the Company’s stock option plans and of changes in options outstanding under the plans for the six months ended September 30, 2010, is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2010	634,797	$60.49
Granted	36,816	$7.37
Exercised	(7,010)	$1.76
Expired	(55,885)	$223.12
Forfeited	(2,580)	$4.38
Outstanding at September 30, 2010	606,138	$43.19
Vested and expected to vest at September 30, 2010	603,901	$43.32
Exercisable at September 30, 2010	561,402	$46.37

Cash received from option exercises under all share-based payment arrangements for the three and nine months ended September 30, 2010 was $2,000 and $12,340, respectively.  Cash received from option exercises for the three and nine months ended September 30, 2009 was $700 and $10,700.

10.	Acquired In-Process R&D

In January 2006, the Company acquired Miikana, a private biotechnology company.  Pursuant to the merger agreement, based on the success of the acquired preclinical programs, the Company may pay up to an additional $18 million upon the achievement of certain clinical and regulatory milestones.  Such additional payments will be made in cash or shares of stock at our option.  The lead molecule in the Aurora Kinase Program, ENMD-2076, advanced into clinical development in 2008.  ENMD-2076 is a selective kinase inhibitor with activity against Aurora A and angiogenic kinases linked to promoting cancer and inflammatory diseases.  Dosing of the first patient in 2008 triggered a purchase price adjustment milestone of $2 million.  Dosing of the first patient in a Phase 2 trial in April 2010 triggered an additional purchase price adjustment milestone of $3 million.  The Company paid each of the milestone payments in shares of its common stock.  In June 2008, 233,100 shares of common stock were issued and in June 2010, 403,550 shares of common stock were issued as consideration for the satisfaction of the two milestone payments.  The additional payments of $2 million in 2008 and $3 million in 2010 were recorded to expense as in-process research and development since the research and development project related to the Aurora Kinase Program had not reached technical feasibility and has no future alternative use.  As of September 30, 2010, a $4 million potential milestone payment remains, payable in cash or shares of stock at our option, related to the ENMD-2076 program.  In addition, there are $9 million in milestone payments that pertain to a preclinical program that we are no longer pursuing.  In the event that we reinitiate the program and certain clinical and regulatory milestones are satisfied, payments will be made in either cash or shares of stock, at our discretion.

11.           Income Taxes

At December 31, 2009, the Company has a $2.96 million unrecognized tax benefit for which a full valuation allowance has been recorded.

During the nine months ended September 30, 2010, there were no material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2010; no changes in settled tax years have occurred through September 30, 2010.  Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

12.	Subsequent Events

As previously announced, on August 17, 2010, the Company received a letter from the Listing Qualifications Department of the NASDAQ Stock Market indicating that the  Company was not in compliance with the minimum $35 million minimum market value of listed securities (“MVLS”) requirement for continued listing on The NASDAQ Capital Market under Rule 5550(b)(2).

As of October 13, 2010, the Company had maintained a minimum MVLS of $35 million for at least 10 consecutive trading days and subsequently received a letter from the NASDAQ Stock Market stating that the Company has regained compliance with the requirement for continued listing on the NASDAQ Capital Market as set forth in NASDAQ Marketplace Rule 5550(b)(2).

On October 29, 2010, the Company received notification from the Internal Revenue Service that it had been approved to receive Qualifying Therapeutic Discovery Project Grant funds in the amount of $244,479 for ENMD-2076 under section 48D of the Internal Revenue Code.

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

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. At September 30, 2010, we had an accumulated deficit of $375 million. We expect to continue to incur expenses, resulting in operating losses, for the foreseeable future due to, among other factors, our continuing clinical trials, planned future clinical trials, and other anticipated research and development activities. We have successfully completed four financings since December 31, 2009, increasing our net cash by approximately $12,100,000.  Based on current plans, we expect our current available cash and cash equivalents, along with the receipt of expected royalty payments during 2010 and 2011, to be sufficient to meet our cash requirements through fiscal 2011.  We will continue efforts to augment our cash and cash equivalent balances as of September 30, 2010 by pursuing opportunities to raise capital.  These activities may include strategic alliances or collaborative development opportunities with organizations that have capabilities and/or products that complement our efforts for continued development of our potential product candidate, which we intend to pursue to commercialization. However, there can be no assurance that adequate additional financing under such arrangements will be available to us on terms that we deem acceptable, if at all.

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

On September 8, 2010, we consummated the issuance and sale of an aggregate of 1,886,622 shares of our common stock and issued warrants to purchase up to an aggregate of 377,327 shares of common stock to certain investors.  The warrants have a three year term from the date of issuance and are exercisable at any time 181 days after the date of issuance.   We received aggregate gross proceeds of $5.1 million, or $2.70 per share, which price per share of common stock represents the consolidated closing bid price of our common stock on September 7, 2010, as reported by the NASDAQ Stock Market.   The exercise price of the warrant is $2.825 per share.   Concurrent with the issuance and sale of the common stock and warrants, we entered into a rights agreement with Selected Value Therapeutics I, LLC, a Delaware limited liability company (“SVT”) and an entity in which the investors have an interest, pursuant to which SVT has an option to exercise, on behalf of the investors, certain license, development and commercialization rights for ENMD-2076 in China.  If the option is exercised, we will be entitled to receive development milestone payments and royalties on future product sales within the geographic market.   The option is exercisable at any time until December 31, 2011.

Our net proceeds from these four offerings were approximately $12.1 million.  Additional funds raised by issuing equity securities may result in dilution to existing shareholders.  If we fail to obtain additional capital when needed, we may be required to delay, scale back, or eliminate our clinical program.

On July 1, 2010, we affected a 1-for-11 reverse split of our common stock, which was authorized by our stockholders at the Annual Meeting of Stockholders held in June 2010.  The primary objective in affecting the reverse split was to better enable us to maintain the listing of our common stock on the NASDAQ Capital Market.  The reverse stock split reduced the number of our issued and outstanding shares of common stock as of July 1, 2010 from approximately 105.9 million shares to approximately 9.6 million shares. The par value per share and the number of authorized shares of our common stock were not affected by the reverse stock split. All share and per-share information for our common stock included in this report, other than par value and number of authorized shares, have been restated to reflect retrospective application of the reverse stock split.

As of July 15, 2010, our stock had maintained a minimum closing bid price of $1.00 or more for at least 10 consecutive trading days and, subsequently, we received a letter from the NASDAQ Stock Market stating that we had regained compliance with NASDAQ’s $1.00 minimum closing bid price requirement.

In addition to the $1.00 minimum closing bid price, NASDAQ’s Rule 5550(b) requires that the companies listed on The NASDAQ Capital Market maintain a minimum stockholders' equity of $2.5 million or a Market Value of Listed Securities (“MVLS”) of $35 million.

On August 17, 2010, we received a Staff Determination Letter from NASDAQ indicating that we were not in compliance with the minimum MVLS requirement for continued listing on the NASDAQ Capital Market as set forth in NASDAQ Marketplace Rule 5550(b)(2), which requires us to have a minimum MVLS of $35 million for at least 30 consecutive business days.  We were given 180 calendar days, or until February 14, 2011, to regain compliance with the rule.  In order to regain compliance our MVLS must close at $35 million or more for a minimum of 10 consecutive trading days.

On October 13, 2010, we received a letter from the NASDAQ Stock Market indicating that we regained compliance with the requirement for continued listing on the NASDAQ Capital Market as set forth in NASDAQ Marketplace Rule 5550(b)(2) by sustaining a minimum market value of listed securities of $35 million for a minimum of 10 consecutive trading days.

At September 30, 2010, our consolidated stockholders’ equity was approximately $4,261,000 and the market value of our listed securities was approximately $43.4 million.  The NASDAQ Listing Rules require that we either maintain a $35 million MVLS or stockholders’ equity of at least $2.5 million.  There can be no assurance that we will continue to meet these standards for continued listing in the future.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.  Our critical accounting policies, including the items in our consolidated financial statements requiring significant estimates and judgments, are as follows:

-
Going Concern - A fundamental principle of the preparation of financial statements in accordance with GAAP is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business.  This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent.  In accordance with this requirement, our policy is to prepare our consolidated financial statements on a going concern basis unless we intend to liquidate or have no other alternative but to liquidate.  Based on current plans, we expect our current available cash and cash equivalents, along with the receipt of royalty payments during 2010 and 2011, to be sufficient to meet our cash requirements through fiscal 2011.  We have prepared our consolidated financial statements on a going concern basis.  Our consolidated financial statements included in this Quarterly Report on Form 10-Q do not reflect any adjustments that might specifically result from the outcome of this uncertainty.

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

-
Stock-Based Compensation – All share-based payment transactions are recognized in the consolidated financial statements at their fair values.  Using the straight-line expense attribution method over the requisite service period, which is generally the option vesting term of three years, share-based compensation expense recognized in the three and nine months ended September 30, 2010 totaled $18,981 and $250,311, respectively.  Share-based compensation expense recognized in the comparable periods in 2009 totaled $39,703 and $280,153, respectively.

The determination of fair value of stock-based payment awards on the date of grant using the Black-Scholes-Merton model is affected by our stock price, as well as the input of other subjective assumptions.  These assumptions include, but are not limited to, the expected forfeiture rate and expected term of stock options and our expected stock price volatility over the term of the awards.  Changes in the assumptions can materially affect the fair value estimates.

Any future changes to our share-based compensation strategy or programs would likely affect the amount of compensation expense recognized.

RESULTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2010 and September 30, 2009.

Revenues.  There were no revenues recorded in the three and nine-month periods ended September 30, 2010.  For the three and nine-month periods ended September 30, 2009, we recorded estimated royalty revenues of $3,300,000 and other revenues of $368,000.  We do not expect to record revenue in 2010 until the fourth quarter.  Our 2010 revenues, if any, will result from Celgene’s sale of Thalomid®.  We earn royalties once sales of Thalomid exceed approximately $225 million annually, pursuant to a 2001 agreement with Royalty Pharma, as noted above.  Thalomid® is distributed and sold by Celgene Corporation and/or its affiliates, and thus, we have no control over sales of Thalomid® or the amount, if any, of royalty payments we will receive.

Research and Development Expenses.  Our research and development expenses for the three and six months ended September 30, 2010 totaled $1,292,000 and $3,147,000, respectively.  Research and development expenses for the corresponding 2009 periods were $2,327,000 and $5,940,000, respectively.

Reflected in our R&D expenses totaling $1,292,000 for the three-month period ended September 30, 2010 are direct project costs of $1,045,000 for ENMD-2076, $24,000 for Panzem® oncology, $22,000 for ENMD-1198 and $13,000 for MKC-1.   The 2009 research and development expenses for the comparable period included $1,798,000 for ENMD-2076, $34,000 for ENMD-1198 and $75,000 for MKC-1. Research and development expenses totaling $3,147,000 for the nine-month period ended September 30, 2010 include direct project costs of $2,570,000 related to ENMD-2076, $74,000 related to Panzem® oncology, $56,000 related to ENMD-1198 and $247,000 for MKC-1. The 2009 research and development expenses for the comparable period included $3,704,000 for ENMD-2076, $118,000 for Panzem®, $413,000 for MKC-1, and $128,000 for ENMD-1198. The decrease in research and development costs in the three and nine-month periods ended September 30, 2010, as compared to same periods in 2009, reflects our continued focus on the clinical development of ENMD-2076 as we ceased clinical and manufacturing activities in our discontinued programs.

At September 30, 2010, accumulated direct project expenses for Panzem® oncology were $54,319,000; direct ENMD-1198 project expenses totaled $13,199,000; and, since acquired, accumulated direct project expenses for ENMD-2076 totaled $16,728,000 and for MKC-1, accumulated project expenses totaled $10,158,000.  Our research and development expenses also include non-cash stock-based compensation totaling $10,000 and $29,000, respectively, for the three and nine months ended September 30, 2010 and $14,000 and $95,000 for the respective corresponding 2009 periods.  The decrease in stock-based compensation expense is related to fewer stock options granted in the nine months ending September 30, 2010.  The balance of our research and development expenditures includes facility costs and other departmental overhead, and expenditures related to the non-clinical support of our programs.

The initiation of our multi-center Phase 2 study with ENMD-2076 in patients with ovarian cancer resulted in an increase in our research and development expenses in the three months ended September 30, 2010.  Six sites are participating in the study and are currently enrolling patients.  We expect our research and development expenses to be similar in the fourth quarter of 2010.  We will continue to conduct research on ENMD-2076 in order to comply with stipulations made by the FDA, as well as to increase understanding of the mechanism of action and toxicity parameters of ENMD-2076 and its metabolites.  Completion of clinical development may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

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

Research and development expenses consist primarily of compensation and other expenses related to research and development personnel and costs associated with internal and contract preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses.  Expenditures during the three and nine months ended September 30, 2010 were specifically impacted by the following:

-
Outside Services – In the three-month period ended September 30, 2010, we expended $29,000 on outside service activities versus $80,000 in the same 2009 period.  For the nine-month period ended September 30, 2010 outside services are $40,000 compared to $401,000 for the same 2009 period.  The decrease in 2010 as compared to 2009 continues to reflect the absence of utilizing outsourced services to conduct development of products from discontinued programs.

-
Clinical Trial Costs – Clinical trial costs, which include clinical site fees, monitoring costs and data management costs, decreased to $665,000 in the three months ended September 30, 2010 from $992,000 in the three-month period ended September 30, 2009.  Clinical trial costs for the nine-month period ended September 30, 2010 decreased to $1,131,000 from $2,000,000 for the comparable 2009 period.  The decrease relates primarily to our focus on the clinical development of ENMD-2076, reducing patient costs for cycles of treatment that were not completed in trials that have wound down in discontinued programs.

-
Contract Manufacturing Costs – The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, product release costs and storage fees. Contract manufacturing costs for the three months ended September 30, 2010 decreased by $325,000 to $39,000 from $364,000 during the same period in 2009.  For the nine-month period ended September 30, 2010, manufacturing costs decreased to $189,000 from $586,000 for the comparable 2009 period.  The decrease reflects the absence of encapsulation costs for ENMD-2076 that were incurred in 2009, plus a credit received in 2010 reflecting a reduction in the scope of previously contracted compatibility, formulation development and GMP manufacture of ENMD-2076.

-
Personnel Costs – Personnel costs decreased to $297,000 in the three-month period ended September 30, 2010 from $494,000 in the corresponding 2009 period. For the nine-month period, personnel costs decreased in 2010 to $957,000 from $1,626,000 for the corresponding 2009 period.  The decrease is attributed to the elimination of three management positions in December 2009.

-
Also reflected in our 2010 research and development expenses for the three-month period ended September 30, 2010 are patent costs of $133,000 and facility and related expenses of $50,000.  In the corresponding 2009 period, these expenses totaled $117,000 and $117,000, respectively.  For the nine-month period ended September 30, 2010, patent costs were $331,000 and facility and related expenses were $158,000.  In the corresponding 2009 period, these expenses totaled $372,000 and $492,000, respectively.

General and Administrative Expenses.  General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.

General and administrative expenses decreased to $692,000 in the three-month period ended September 30, 2010 from $912,000 in the corresponding 2009 period.  For the nine-month period, general and administrative expenses decreased in 2010 to $2,514,000 from $3,082,000 for the corresponding 2009 period.    This decrease was primarily a result of fewer fees paid to directors with the resignation of one director from our Board, and also a decrease in the cost of professional services, including accounting and legal fees.

Interest Expense.  Interest expense, which relates to a financing transaction with General Electric Capital Corporation (GECC) in September 2007, decreased to approximately $107,000 (including $9,545 of non-cash interest) in the three-month period ended September 30, 2010 from approximately $345,000 (including $30,842 of non-cash interest) in the corresponding 2009 period.  For the nine-month period, interest expense decreased in 2010 to approximately $496,000 (including $45,095 of non-cash interest) from approximately $1,198,000 (including $107,357 of non-cash interest) for the corresponding 2009 period.

Investment Income.  Due to the absence of invested cash during the three and nine-month periods ended September 30, 2010, we earned no investment income.  We also earned no investment income in the three-month period ended September 30, 2009.  Investment income in the nine-month period ended September 30, 2009 was $69,000.

Dividends on Series A Convertible Preferred Stock.  The Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2010 and 2009 reflect a dividend of $251,250 and $753,750, respectively, relating to Series A Convertible Preferred Stock held by Celgene pursuant to a Securities Purchase Agreement dated December 31, 2002. The holders of Series A Preferred Stock accumulate dividends at an annual rate of 6% and will participate in dividends declared and paid on our common stock, if any. All accumulated dividends must be paid before any dividends may be declared or paid on the common stock.  We have no plans to pay any dividends in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses in 2010 and the foreseeable future before we commercialize any products.  Based on our current plans, we expect our current available cash and cash equivalents, along with the receipt of expected royalty payments during 2010 and 2011, to be sufficient to meet our cash requirements for the next twelve months and through fiscal 2011.  In the event the royalty payments are received in amounts significantly less than our estimates, we plan to continue to pursue opportunities to raise additional capital to fund our operating needs.

Our ability to continue as a going concern is dependent on our success at raising additional capital sufficient to meet our obligations on a timely basis, the ongoing receipt of royalty payments and our ability to ultimately attain profitability.  As the amount of the royalty payments to be received cannot be reasonably estimated, there is no assurance that we will not be required to raise additional capital sufficient to enable us to continue our operations for the next twelve months and through fiscal 2011.  If additional funds are raised by issuing equity securities, dilution to existing shareholders may result.  There can be no assurance that adequate additional financing will be available to us on terms that we deem acceptable, if at all.  In the event we do not have sufficient cash to support the ENMD-2076 development program, and additional financing is not obtained, we will explore alternatives to raising capital by being opportunistic about other potential forms of capital infusion, including strategic alliances or collaborative development opportunities, engaging in one or more strategic transactions, monetizing non-core assets and/or other transactions that provide capital to further the development of ENMD-2076.  If we fail to obtain additional capital when needed, we will reduce expenses as appropriate.

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

In January 2006, we acquired Miikana Therapeutics, Inc., a private biotechnology company, in exchange for approximately 905,500 shares of our common stock and the assumption of certain obligations of Miikana.  We acquired certain drug candidates in connection with the acquisition, including the lead molecule in the Aurora Kinase Program, ENMD-2076, which advanced into clinical development in 2008.  ENMD-2076 is a kinase inhibitor with activity towards Aurora A and multiple other kinases linked to promoting cancer.  Dosing of the first patient in ENMD-2076 trials triggered a milestone payment of $2 million to the former Miikana stockholders payable in stock or cash, at the Company’s discretion.  In June 2008, 233,100 shares of common stock were issued to the former Miikana stockholders as consideration for the satisfaction of the milestone payment.  In April 2010, dosing of the first patient in a Phase 2 trial for ENMD-2076 triggered an additional milestone payment of $3 million, payable in stock or cash, at the Company’s sole discretion.  In June 2010, 403,550 shares of common stock were issued to the former Miikana stockholders as consideration for the satisfaction of the milestone payment.  Former Miikana stockholders may also earn an additional payment of $4 million for the ENMD-2076 program upon the satisfaction of additional clinical and regulatory milestones; however, we do not expect these milestones to be satisfied in 2010.  Additionally, under the terms of the merger agreement, the former Miikana stockholders may earn up to $9 million of potential payments upon the satisfaction of clinical and regulatory milestones related to a preclinical program we no longer pursue.  We do not expect such additional milestones to be satisfied during 2010.  Through the Miikana acquisition, we also acquired rights to MKC-1, a Phase 2 clinical candidate licensed from Roche by Miikana in April 2005.  Under the terms of the agreement, Roche may be entitled to receive future payments upon successful attainment of certain clinical, regulatory and commercialization milestones; however, since ENMD-2076 is the only program currently under active clinical evaluation by the Company, we do not expect to trigger any of these milestone payments during fiscal 2010.

In September 2007, we entered into a $20 million term loan agreement with General Electric Capital Corporation (the “Term Loan”).   The Term Loan accrues interest in arrears at a fixed annual rate of 10.47%.   The Term Loan will be repaid in January 2011.  For additional information on the Term Loan, please see Note 6 of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

On August 6, 2009, we filed with the SEC a $30 million shelf registration statement on Form S-3, which was declared effective on October 9, 2009 and allows us to issue any combination of common stock, preferred stock, warrants to purchase common stock or preferred stock or units consisting of any of the foregoing.

As discussed above, on September 8, 2010, pursuant to the shelf registration statement, we consummated the issuance and sale, to certain investors, of units consisting of our common stock and warrants to purchase shares of our common stock, and received aggregate gross proceeds of $5.1 million.    As of the period ended September 30, 2010, we have sold approximately $13 million of our securities pursuant to the shelf registration statement.

At September 30, 2010, we had cash and short-term investments of $8,432,703 with working capital of $4,135,388, compared to cash and short-term investments of $6,366,253 with a working capital deficit of ($1,395,158) at December 31, 2009.

To accomplish our business plans, we will be required to continue to conduct substantial development activities for ENMD-2076, our leading program.  Under our operating plans for the remainder of 2010, we expect to continue to pursue ENMD-2076 in oncology and complete enrollment of patients in our ovarian cancer Phase 2 trial at six sites in the United States and Canada.  We expect our 2010 results of operations to reflect a net loss of approximately $11,300,000, including non-cash charges of approximately $4,400,000.

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

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development and clinical activities.  If adequate funds are not available through either the capital markets, strategic alliances, or collaborators, we may be required to delay, reduce the scope of or eliminate our research, development or clinical program efforts, effect additional changes to our facilities or personnel, or obtain funds through other arrangements that may require us to relinquish some of our assets or rights to certain of our existing or future technologies, product candidates, or products on terms not favorable to us.

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet financing arrangements, and there have been no material changes to our contractual obligations table in our Form 10-K for the year ended December 31, 2009.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Executive Chairman and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of September 30, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Executive Chairman and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law.  This legislation includes an exemption for companies with less than $75 million in market capitalization (non-accelerated filers) to Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires an external auditor’s report on the effectiveness of a registrant’s internal control over financial reporting.  The Securities and Exchange Commission (the “SEC”) has not published a final rule on this new law.  The Company is in the process of determining the effects, if any, of this new law.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2010)
10.1
Form of Securities Purchase Agreement by and among the Company and the purchasers party thereto, dated September 7, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2010)

10.2	China Rights Agreement, dated September 7, 2010, by and between the Company and Selected Value Therapeutics I, LLC †
31.1	Rule 13a-14(a) Certification of Executive Chairman
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Executive Chairman
32.2	Section 1350 Certification of Principal Accounting Officer

† Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTREMED, INC.
(Registrant)

Date: November 12, 2010	/s/ Michael M. Tarnow
Michael M. Tarnow
Executive Chairman

Date: November 12, 2010	/s/ Kathy R. Wehmeir-Davis
Kathy R. Wehmeir-Davis
Principal Accounting Officer

EXHIBIT INDEX

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2010)
10.1
Form of Securities Purchase Agreement by and among the Company and the purchasers party thereto, dated September 7, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2010)

10.2	China Rights Agreement, dated September 7, 2010, by and between the Company and Selected Value Therapeutics I, LLC †
31.1	Rule 13a-14(a) Certification of Executive Chairman
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Executive Chairman
32.2	Section 1350 Certification of Principal Accounting Officer

† Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934, as amended.