Form 10-Q
period 2011-03-31
ENTREMED INC
filed 2011-05-16
CIK 895051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES   ☐    NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at May 12, 2011
Common Stock $.01 Par Value	11,578,973

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

Actual results could differ materially from those currently anticipated due to a number of factors, including: the risk that we may be unable to continue as a going concern as a result of our inability to raise sufficient capital for our operational needs; ; our reliance on a single product candidate, ENMD-2076; the volatility of our common stock; our history of losses and expectation of incurring continued losses;  risks relating to the need for additional capital and the uncertainty of securing additional funding on favorable terms; the failure to consummate a transaction to monetize our Thalomid® royalty stream for any reason, including our inability to obtain the required third-party consents; our dependence on royalty sharing agreement based on sales of a product, Thalomid®, that we do not have control; declines in actual sales of Thalomid® resulting in materially reduced royalty payments; risks associated with our product candidates; results in preclinical models that are not necessarily indicative of clinical results; uncertainties relating to preclinical and clinical trials, including delays to the commencement of such trials;  any lack of progress of our research and development (including the results of our clinical trials);; dependence on third parties;  risks relating to the commercialization, if any, of our  proposed products (such as marketing, safety, regulatory, patent, product liability, supply and other risks); and our ability to compete with larger, better financed biotechnology companies that may develop new approaches to the treatment of our targeted diseases.  Additional information about the factors and risks that could affect our business, financial condition and results of operations, are contained in our filings with the U.S. Securities and Exchange Commission (SEC), which are available at www.sec.gov.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

EntreMed, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,800,690	$4,885,972
Short-term investments	28,203	25,816
Accounts receivable, net of allowance for doubtful accounts of
$72,145 at March 31, 2011 and December 31, 2010	-	2,750,447
Prepaid expenses and other	171,689	265,683
Total current assets	5,000,582	7,927,918

Property and equipment, net	96,850	104,729
Other assets	4,584	4,584
Total assets	$5,102,016	$8,037,231

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,397,949	$1,351,004
Accrued liabilities	314,002	595,341
Current portion of loan payable	-	757,471
Total current liabilities	1,711,951	2,703,816

Commitments and contingencies	-	-

Stockholders' equity :
Convertible preferred stock, $1.00 par value;
5,000,000 shares authorized and 3,350,000 shares issued and
outstanding at March 31, 2011 and December 31, 2010
(liquidation value - $33,500,000 at March 31, 2011 and December 31, 2010)	3,350,000	3,350,000
Common stock, $.01 par value:
170,000,000 shares authorized at March 31, 2011 and December 31, 2010:
11,578,576 and 11,517,566 shares issued and outstanding
at March 31, 2011 and December 31, 2010, respectively	115,786	115,176
Additional paid-in capital	384,780,043	384,130,011
Treasury stock, at cost: 79,545 shares held at March 31, 2011 and December 31, 2010	(8,034,244)	(8,034,244)
Accumulated other comprehensive income	2,387	-
Accumulated deficit	(376,823,907)	(374,227,528)
Total stockholders' equity	3,390,065	5,333,415
Total liabilities and stockholders' equity	$5,102,016	$8,037,231

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010
Revenues:
Royalties	-	-
Other	-	-
	-	-

Costs and expenses:
Research and development	1,398,274	843,953
General and administrative	1,253,105	1,051,225
	2,651,379	1,895,178

Interest expense	-	(220,965)
Other income	55,000	-
Other expense	-	(10,001)

Net loss	(2,596,379)	(2,126,144)

Dividends on Series A convertible preferred stock	(251,250)	(251,250)

Net loss attributable to common shareholders	$(2,847,629)	$(2,377,394)

Net loss per share (basic and diluted)	$(0.25)	$(0.28)
Weighted average number of common shares
outstanding (basic and diluted)	11,444,711	8,540,812

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	THREE MONTH PERIOD ENDED MARCH 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,596,379)	$(2,126,144)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,088	19,557
Stock-based compensation expense	491,988	211,890
Gain on sale of assets	(55,000)	-
Non-cash interest	-	20,471
Investment impairment loss	-	10,001
Changes in operating assets and liabilities:
Accounts receivable	2,750,447	3,284,786
Prepaid expenses and other	93,995	61,062
Accounts payable	46,945	(340,107)
Accrued liabilities	(281,340)	(408,157)
Net cash provided by operating activities	462,744	733,359

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	(4,209)	-
Proceeds from sale of assets	55,000	-
Net cash provided by investing activities	50,791	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan	(757,471)	(2,055,268)
Net proceeds from sale of common stock or exercise of options and warrants	158,654	4,657,491
Net cash provided by (used in) financing activities	(598,817)	2,602,223

Net increase (decrease) in cash and cash equivalents	(85,282)	3,335,582
Cash and cash equivalents at beginning of period	4,885,972	6,312,182
Cash and cash equivalents at end of period	$4,800,690	$9,647,764

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,145	$200,494

See accompanying notes.

ENTREMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (unaudited)

1.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of EntreMed, Inc. (the Company or EntreMed) and its subsidiary, Miikana Therapeutics, Inc. (Miikana).  All inter-company balances and transactions have been eliminated in consolidation.  The Company refers to EntreMed and its consolidated subsidiary.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, such consolidated financial statements do not include all of the information and disclosures required by U. S. generally accepted accounting principles for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to our audited consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2010.

On July 1, 2010, the Company affected a reverse split of its common stock, which was approved by the Company’s stockholders on June 3, 2010, and authorized by its Board of Directors on June 9, 2010 with a ratio of 1-for-11. The primary objective in affecting the reverse split was to better enable the Company to maintain the listing of its common stock on the NASDAQ Capital Market.  As a result of the reverse stock split, each eleven shares of the common stock that was issued and outstanding or held in treasury on July 1, 2010 at 8:00 am. Eastern time were automatically combined into one share.   The reverse stock split reduced the number of issued and outstanding shares of common stock as of July 1, 2010 from approximately 105.9 million shares to approximately 9.6 million shares.  No fractional shares were issued in connection with the reverse stock split.  Stockholders who were entitled to fractional shares instead became entitled to receive a cash payment in lieu of receiving fractional shares equal to the fractional share interest multiplied by $0.40 (the per share closing price of the Company’s common stock as last reported on the NASDAQ Stock Market on June 30, 2010).  The reverse stock split affected all of the holders of common stock uniformly. Shares of common stock underlying outstanding options and warrants were proportionately reduced and the exercise price of outstanding options and warrants was proportionately increased in accordance with the terms of the agreements governing such securities.  All common stock share and per share information in the unaudited interim consolidated financial statements and notes thereto included in this report have been restated to reflect retrospective application of the reverse stock split, except for par value per share and the number of authorized shares, which were not affected by the reverse stock split.

Material subsequent events have been considered for disclosure and recognition through the filing date of these consolidated financial statements.

Liquidity Risks and Management’s Plans

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As of March 31, 2011, the Company has operating and liquidity concerns.  Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $376.8 million.  The Company expects to continue to incur expenses, resulting in operating losses, for the foreseeable future due to, among other factors, its continuing clinical activities.  During the year ended December 31, 2010, the Company raised $12.1 million from the sale of its common stock.  Based on current plans, the Company expects its current available cash and cash equivalents will be sufficient to meet its cash requirements into the fourth quarter of fiscal 2011.  To augment the Company’s cash position, the Company will continue to pursue opportunities to raise additional capital to support ENMD-2076 and fund its operating needs.

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

Revenue is recognized when all of the following criteria are met:  1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) the price to the buyer is fixed and determinable and 4) collectibility is reasonably assured.  Royalty revenue is not recognized until it is realized or realizable and earned.

3.	Comprehensive Loss

The Company presents comprehensive loss and its components as part of the consolidated financial statements. Comprehensive loss is comprised of net loss and unrealized gain and loss on investments as follows:

	THREE MONTHS ENDED MARCH 31,
	2011	2010
Net loss	$(2,596,379)	$(2,126,144)
Other comprehensive income	2,387	-
Comprehensive loss	$(2,593,992)	$(2,126,144)

4.	New Accounting Pronouncements

In April 2010, the FASB issued an amendment to existing authoritative guidance regarding the milestone method of revenue recognition. The amendment provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate along with providing for expanded disclosures. This amendment is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted. The Company’s adoption of this amendment in January 2011 did not have a material impact on its consolidated financial position and consolidated results of operations.

5.	Short-Term Investments

Short-term investments at March 31, 2011 consist of equity securities.  The Company has classified these investments as available for sale.  Such securities are carried at fair market value. The cost of securities sold is calculated using the specific identification method.  Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations. As a result of a decline in value during the three months ended March 31, 2010 that was considered to be other than temporary, realized losses of $10,001 were recorded for the three months ended March 31, 2010.  There were no realized gains or losses for the three months ended March 31, 2011.  Net unrealized gains of $2,387 were recorded for the three months ended March 31, 2011 as other comprehensive income.  Short-term investments are principally uninsured and subject to normal credit risk.

The following is a summary of available-for-sale securities at March 31, 2011:

	Available-for-Sale Securities
	Amortized	Gross Unrealized	Gross Realized	Estimated Fair Value (Net Carrying
	Cost	Gains	Losses	Amount)
Equity Securities	$125,000	$2,387	$(99,184)	$28,203

Total	$125,000	$2,387	$(99,184)	$28,203

The following is a summary of available-for-sale securities at December 31, 2010:

	Available-for-Sale Securities
	Amortized	Gross Unrealized	Gross Realized	Estimated Fair Value (Net Carrying
	Cost	Gains	Losses	Amount)
Equity Securities	$125,000	$-	$(99,184)	$25,816

Total	$125,000	$-	$(99,184)	$25,816

6.	Loan Payable

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

The Warrants are exercisable by the Lenders until September 12, 2012 at an exercise price of $22.00 per share.  The fair value of the Warrants issued was $190,000, calculated using a Black-Scholes-Merton value of $8.36 with an expected and contractual life of 5 years, an assumed volatility of 98%, and a risk-free interest rate of 4.11%.  The value of the Warrants, and an upfront underwriting fee of $100,000 paid to one of the Lenders, were recorded as a discount on the loan and amortized as interest expense over the life of the loan.  The Company also incurred certain debt issuance costs that were deferred and have been fully amortized as of December 31, 2010.  Amortization of these fees and the discount resulted in an effective interest rate of 11.40%.  Non-cash interest expense related to the amortization of debt issuance costs and debt discount was $20,471 for the three months ended March 31, 2010.

The Term Loan accrued interest in arrears at a fixed annual interest rate of 10.47% until the Term Loan was fully repaid.  The Company paid interest of $7,145 and $200,494 during the three months ended March 31, 2011 and 2010, respectively.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of March 31, 2011 and December 31, 2010:

		Fair Value Measurements at March 31, 2011
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$105,868	$105,868	$—	$—
Available for sale securities*	28,203	28,203	—	—

*   Realized losses related to available for sale securities are included in operations, as disclosed in Footnote 5.

		Fair Value Measurements at December 31, 2010
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$1,105,868	$105,868	$—	$—
Available for sale securities*	25,816	25,816	—	—

*  Realized losses related to available for sale securities are included in operations, as disclosed in Footnote 5.

The Company’s Level 1 assets include money market instruments and equity securities with quoted prices in active markets.

8.	Share-Based Compensation

The Company has adopted incentive and nonqualified stock option plans for executive, scientific and administrative personnel of the Company as well as outside directors and consultants, of which 132,889 shares remain available for grant under the Company’s 2001 Long-Term Incentive Plan as of March 31, 2011.  There are 751,875 shares issuable under options previously granted under the plans and currently outstanding, with exercise prices ranging from $1.76 to $522.50.  Options granted under the plans vest over periods varying from immediately to three years, are not transferable and generally expire ten years from the date of grant.

The Company records compensation expense associated with stock options and other equity-based compensation in accordance with provisions of authoritative guidance.  Compensation costs are recognized based on a straight-line method over the requisite service period, which is generally the option vesting term of three years.

The Company’s net loss for the three months ended March 31, 2011 and March 31, 2010 includes compensation expense of $491,988 and $211,890, respectively, related to the Company’s share-based compensation awards.  The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	THREE MONTHS ENDED MARCH 31,
	2011	2010
Research and development	$76,526	$9,766
General and administrative	415,462	202,124
Share-based compensation expense	$491,988	$211,890
Net share-based compensation expense, per common share:
Basic and diluted	$0.04	$0.02

The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of stock options granted to employees. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award.

Following are the weighted-average assumptions used in valuing the stock options granted to employees during the three-month periods ended March 31, 2011 and 2010:

	THREE MONTH PERIOD ENDED MARCH 31,
	2011	2010
Expected volatility	94.09%	97.50%
Risk-free interest rate	2.04%	2.38%
Expected term of option	5.49 years	5 years
Forfeiture rate*	5.00%	5.00%
Expected dividend yield	0.00%	0.00%

* - Authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  During the three-month periods ended March 31, 2011 and 2010, forfeitures were estimated at 5%.

The weighted average fair value of stock options granted during the three-month periods ended March 31, 2011 and 2010 was $4.56 and $0.50, respectively.

A summary of the Company’s stock option plans and of changes in options outstanding under the plans for the three months ended March 31, 2011, is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2011	590,009	$38.94
Granted	181,750	$6.22
Exercised	(12,863)	$1.76
Expired	(6,502)	$170.54
Forfeited	(519)	$8.31
Outstanding at March 31, 2011	751,875	$30.55
Vested and expected to vest at March 31, 2011	747,203	$30.71
Exercisable at March 31, 2011	658,463	$34.11

Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2011 and March 31, 2010 was $22,639 and $10,340, respectively.

9.	Income Taxes

At December 31, 2010, the Company has $3.1 million unrecognized tax benefit. The Company has recorded a full valuation allowance on the net deferred tax asset recognized in the consolidated financial statements as of December 31, 2010.

During the three months ended March 31, 2011, there were no material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2011; no changes in settled tax years have occurred through March 31, 2011.  Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

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

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities.  At March 31, 2011, we had an accumulated deficit of $376.8 million. We expect to continue to incur expenses, resulting in operating losses, for the foreseeable future due to, among other factors, our continuing clinical trials, planned future clinical trials, and other anticipated research and development activities.  Based on current plans, we expect our current available cash and cash equivalents to meet our cash requirements into the fourth quarter of fiscal 2011.  Therefore, there exists substantial doubt about our ability to continue as a going concern.  We will require significant additional funding prior to January 1, 2012 to fund operations until such time, if ever, we become profitable.  We intend to augment our cash and cash equivalent balances as of March 31, 2011 by pursuing other forms of capital infusion, including strategic alliances or collaborative development opportunities with organizations that have capabilities and/or products that are complementary to our capabilities and products in order to continue the development of our product candidate that we intend to pursue to commercialization.  However, there can be no assurance that adequate additional financing under such arrangements will be available to us on terms that we deem acceptable, if at all.

We completed four private placements of our common stock in 2010.  On January 11, 2010, we sold 284,090 shares of our common stock, par value $0.01 per share, to an institutional investor for an aggregate purchase price of $2,500,000, or $8.80 per share.  On February 3, 2010, we sold 349,650 shares of our common stock to the same institutional investor for an aggregate purchase price of $2,500,000, or $7.15 per share.  On April 16, 2010, we sold 526,500 shares of common stock to the same institutional investor for an aggregate purchase price of $3,000,000 or $5.70 per share.  On September 7, 2010, we sold 1,886,662 shares of common stock to a group of strategic investors for an aggregate purchase price of $5,094,000, or $2.70 per share.  Our net proceeds from these four offerings were approximately $12.1 million.  Concurrently on September 7, 2010, the Company entered into a rights agreement with Selected Value Therapeutics I, LLC, a Delaware limited liability company (“SVT”) and an entity in which the investors have an interest, pursuant to which SVT has an option to exercise, on behalf of the investors, certain license, development and commercialization rights for ENMD-2076 in China.   If the option is exercised, we will enter into a license agreement with SVT and pursuant to the terms of such license agreement, we will be entitled to receive development milestone payments and royalties on future product sales within the geographic market.   The option is exercisable by SVT at any time until December 31, 2011.

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

-
Royalty Revenue – Royalties from licenses are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured. We expect that the majority of our 2011 revenues will be from royalties on the sale of Thalomid®, which we will recognize when earned. In 2004, certain provisions of a purchase agreement dated June 14, 2001 by and between Bioventure Investments kft (“Bioventure”) and the Company were satisfied and, as a result, beginning in 2005 we became entitled to share in the royalty payments received by Royalty Pharma Finance Trust, successor to Bioventure, on annual Thalomid® sales above a certain threshold.  Based on the licensing agreement royalty formula, annual royalty sharing commences when net royalties received by Royalty Pharma exceeds $15,375,000, which equates to approximately $225 million in Thalomid® annual sales.

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

-
Stock-Based Compensation – All share-based payment transactions are recognized in the financial statements at their fair values.  Using the straight-line expense attribution method over the requisite service period, which is generally the option vesting term of three years, share-based compensation expense recognized for the three months ended March 31, 2011 and 2010 totaled approximately $492,000 and $212,000, respectively.

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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2011 and March 31, 2010.

Revenues.  There were no revenues recorded during the quarters ended March 31, 2011 or March 31, 2010.  We do not expect to record revenue in 2011 until the fourth quarter.  Our 2011 revenues, if any, will result from Celgene’s sale of Thalomid®.  We earn royalties once sales of Thalomid exceed approximately $225 million annually, pursuant to a 2001 agreement with Royalty Pharma, as noted above.  Thalomid® is distributed and sold by Celgene Corporation and/or its affiliates, and thus, we have no control over sales of Thalomid® or the amount, if any, of royalty payments we will receive.

Research and Development Expenses.  Our research and development expenses totaled $1,398,000 for the three months ended March 31, 2011 and $844,000 for the corresponding 2010 period.  Reflected in our R&D expenses for the three-month period ended March 31, 2011 are direct project costs of $1,089,000 for ENMD-2076, $26,000 for Panzem®, $10,500 for ENMD-1198, and $9,000 for MKC-1.   The 2010 research and development expenses for the comparable period included $803,000 for ENMD-2076, $29,000 direct project costs for Panzem® and $12,000 for ENMD-1198. Additionally, during the period ended March 31, 2010, we wrote off approximately $268,000 of costs previously accrued for patients enrolled in MKC-1 clinical trials that wound down before all cycles of treatment were completed.  The overall increase in research and development costs in the three-month period ended March 31, 2011, as compared to same period in 2010, reflects increased costs associated with the clinical development of ENMD-2076 as we continued to enroll patients during the three months ended March 31, 2011, in addition to the MKC-1 cost write off of $268,000 during the three months ended March 31, 2010.

At March 31, 2011, accumulated direct project expenses for Panzem® oncology were $54,386,000; direct ENMD-1198 project expenses totaled $13,215,000; and, since acquired, accumulated direct project expenses for ENMD-2076 totaled $19,273,000 and for MKC-1, accumulated project expenses totaled $10,148,000.  Our research and development expenses also include non-cash stock-based compensation totaling $77,000 for the three months ended March 31, 2011 and $10,000 for the corresponding 2010 period.  The increase in stock-based compensation expense is related to an increase in stock options granted in the three months ending March 31, 2011.  The balance of our research and development expenditures includes facility costs and other departmental overhead, and expenditures related to the non-clinical support of our programs.

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

Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Research and development expenses increased to $1,398,000 during the quarter ended March 31, 2011 from $844,000 for the corresponding period in 2010.

The increase in research and development expenses during the quarter ended March 31, 2011 was specifically impacted by the following:

-
Outside Services – In the three-month period ended March 31, 2011, we expended $36,000 on outside service activities versus $5,000 in the same 2010 period.  The increase in 2011 as compared to 2010 reflects an increase in outsourced services related to the development of ENMD-2076.

-
Clinical Trial Costs – Clinical trial costs, which include clinical site fees, monitoring costs and data management costs, increased to $435,000 in the three months ended March 31, 2011 from $21,000 in the three-month period ended March 31, 2010.  The increase relates primarily to our focus on the increase in clinical development of ENMD-2076 in the 2011 period, in addition to the reduction of patient costs for cycles of treatment that were not completed in trials that have wound down in discontinued programs in the 2010 period.

-
Contract Manufacturing Costs – The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, product release costs and storage fees. Contract manufacturing costs for the three months ended March 31, 2011 increased to $202,000 from $169,000 during the same period in 2010.

-
Personnel Costs — Personnel costs increased to $391,000 in the three months ended March 31, 2011 from $345,000 in the three-month period ended March 31, 2010.  The increase is primarily attributed to the $67,000 increase in non-cash stock-based compensation expense related to stock options granted in 2011.

-
Also reflected in our 2011 research and development expenses for the three-month period ended March 31, 2011 are patent costs of $161,000 and facility and related expenses of $53,000.  In the corresponding 2010 period, these expenses totaled $103,000 and $57,000, respectively.

General and Administrative Expenses.  General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.

General and administrative expenses increased to $1,253,000 in the three-month period ended March 31, 2011 from $1,051,000 in the corresponding 2010 period.  This increase is primarily attributable to the $213,000 increase in non-cash stock-based compensation expense related to stock options granted in 2011.

Interest Expense.  Our term loan from General Electric Capital Corporation, pursuant to a transaction in September 2007, was fully paid on January 3, 2011, and accordingly there was no interest expense recorded for the period ended March 31, 2011.   Interest expense for the three month period ended March 31, 2010 was approximately $221,000 (including $20,471 of non-cash interest).

Dividends on Series A Convertible Preferred Stock.  The Consolidated Statement of Operations for the periods ended March 31, 2011 and 2010 reflect a dividend of $251,250 relating to Series A Convertible Preferred Stock held by Celgene pursuant to a Securities Purchase Agreement dated December 31, 2002. The holders of Series A Preferred Stock accumulate dividends at an annual rate of 6% and will participate in dividends declared and paid on our common stock, if any. All accumulated dividends must be paid before any dividends may be declared or paid on the common stock.  The Company has no plans to pay any dividends in the foreseeable future.

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

As of March 31, 2011, the Company has operating and liquidity concerns and plans to continue to pursue opportunities to raise additional capital to fund its operating needs.  We did not include any adjustments to the consolidated financial statements included in this Quarterly Report on Form 10-Q to reflect the possible future effects that may result from the uncertainty of our ability to continue as a going concern because we believe that we will continue to be a financially sound and viable business, continuing to conduct clinical trials for, and further development of, ENMD-2076 and provide value to our shareholders.

We will require significant additional funding prior to January 1, 2012 to fund operations until such time, if ever, we become profitable.  We intend to augment our cash and cash equivalent balances by pursuing other methods of raising capital, including strategic alliances or collaborative development opportunities with organizations that have capabilities and/or products that are complementary to our capabilities and products in order to continue the development of our potential product candidates that we intend to pursue to commercialization.  If we seek strategic alliances, licenses, or other alternative arrangements, such as arrangements with collaborative partners or others, to raise further financing, we may need to relinquish rights to certain of our existing product candidates, or products we would otherwise seek to develop or commercialize on our own, or to license the rights to our product candidates on terms that are not favorable to us.

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

At March 31, 2011, we had cash and short-term investments of $4,828,893 with working capital of $3,288,631.

In January 2006, we acquired Miikana Therapeutics, a private biotechnology company.  We acquired certain drug candidates in connection with the acquisition, including the lead molecule in the Aurora Kinase Program, ENMD-2076, which advanced into clinical development in 2008.  ENMD-2076 is a kinase inhibitor with activity towards Aurora A and multiple other kinases linked to promoting cancer.  Dosing of the first patient in ENMD-2076 trials triggered a milestone payment of $2 million to the former Miikana stockholders payable in stock or cash, at the Company’s discretion.  In June 2008, 233,100 shares of common stock were issued to the former Miikana stockholders as consideration for the satisfaction of the milestone payment.  Under the terms of the merger agreement, dosing of the first patient in a Phase 2 trial in April 2010 triggered an additional purchase price adjustment milestone payment of $3 million, which we paid by issuing 403,550 shares of our common stock.  Under the terms of the merger agreement, the former shareholders if Miikana may, upon the satisfaction of certain milestones primarily relating to ENMD-2076, receive up to $13 million of potential payments.  We do not expect any further milestones to be achieved in 2011.   Through the Miikana acquisition, we also acquired rights to MKC-1, a Phase 2 clinical candidate licensed from Roche by Miikana in April 2005.  Under the terms of the agreement, Roche may be entitled to receive future payments upon successful attainment of certain clinical, regulatory and commercialization milestones; however, since ENMD-2076 is the only program currently under active clinical evaluation, we do not expect to trigger any of these milestone payments during fiscal 2011.

We expect that the majority of our 2011 revenues will continue to be from royalties on the sales of Thalomid®.  Thalomid® is sold by a third-party and is subject to competition from other products and generic drugs, and we have no control over such party’s sales efforts or the resources devoted to Thalomid® sales.  In 2010 and 2009, we received royalty-sharing revenue in the amount of $3,449,000 and $4,990,000, respectively.  There can be no assurance as to future sales trends of Thalomid® and the amount of revenue we will receive and record in 2011.  Based upon the trend of declining sales over the past two years, together with recent publicly disclosed information from Celgene Corporation regarding sales of Thalomid®, we expect annual sales of Thalomid® in 2011 to continue to decrease, which will result in a reduction in our revenues in 2011.   As we continue to incur costs for the clinical investigation and development activities of ENMD-2076 during the remainder of fiscal 2011, such a reduction in our royalty revenue would have a material adverse effect on both our short-term and long-term liquidity if we are unable to obtain other financial resources to replace the anticipated decrease in Thalomid® royalty revenues.

In addition, under our licensing agreement with Oxford BioMedica, PLC and Oxford BioMedica (UK) Limited Oxford, we are entitled to receive payments upon the achievement of certain milestones with respect to the development of gene therapies for ophthalmic (eye) diseases.  In connection with the announced 2009 collaboration between Oxford BioMedica and Sanofi Aventis which included certain compounds (RetinoStat® and EncorStat®) that are governed by our licensing agreement, we received $368,000 from Oxford BioMedica in 2009, $74,000 of which we paid to Children’s Medical Center Corporation under our agreement with Children’s Medical Center Corporation.  The $368,000 payment represented the Company’s share of the upfront payment received by Oxford BioMedica after division among third-party product technologies.  No payments were received in 2010 from this licensing agreement and we do not expect to receive any payments in 2011.  However, we do not control the drug development efforts of Oxford or Sanofi and have no information or control over when or whether any milestones will be reached that would result in additional payments to us.

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development and clinical activities.  If adequate funds are not available through either the capital markets, strategic alliances, or collaborators, we may be required to delay, reduce the scope of or eliminate our research, development or clinical program efforts relating to ENMD-2076, effect additional changes to our facilities or personnel, or obtain funds through other arrangements that may require us to relinquish some of our assets or rights to certain of our existing or future technologies, product candidates, or products on terms not favorable to us.

INFLATION AND INTEREST RATE CHANGES

Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk.  Our investment income is sensitive to the general level of U.S. interest rates.  In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents.  Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of March 31, 2011.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Executive Chairman and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of March 31, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Executive Chairman and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.         OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted.  Management does not believe such legal proceedings, except as otherwise disclosed herein, are material.

ITEM 1A.  RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of EntreMed’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and the information under “Special Note Regarding Forward-Looking Statements” included in this report.  There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ENTREMED, INC.
(Registrant)

Date: May 16, 2011	/s/ Michael M. Tarnow
Michael M. Tarnow
Executive Chairman

Date: May 16, 2011	/s/ Sara B. Capitelli
Sara B. Capitelli
Principal Accounting Officer

EXHIBIT INDEX

31.1     Rule 13a-14(a) Certification of Executive Chairman
31.2     Rule 13a-14(a) Certification of Principal Accounting Officer
32.1     Section 1350 Certification of Executive Chairman
32.2     Section 1350 Certification of Principal Accounting Officer