Form 10-Q
period 2011-06-30
ENTREMED INC
filed 2011-08-15
CIK 895051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

YES ☒      NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at August 8, 2011
Common Stock $.01 Par Value	12,237,644

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

Actual results could differ materially from those currently anticipated due to a number of factors, including: the risk that we may be unable to continue as a going concern as a result of our inability to raise sufficient capital for our operational needs; our reliance on a single product candidate, ENMD-2076; the volatility of our common stock; our history of losses and expectation of incurring continued losses; risks relating to the need for additional capital, including  the uncertainty of securing additional funding on favorable terms and the risk that we will not be able to drawdown the full amount of funding available under our standby equity distribution agreement; the failure to consummate a transaction to monetize our Thalomid® royalty stream for any reason, including our inability to obtain the required third-party consents; our dependence on royalty sharing agreement based on sales of a product, Thalomid®, that we do not have control; declines in actual sales of Thalomid® resulting in materially reduced royalty payments; risks associated with our product candidates; results in preclinical models that are not necessarily indicative of clinical results; uncertainties relating to preclinical and clinical trials, including delays to the commencement of such trials;  any lack of progress of our research and development (including the results of our clinical trials); dependence on third parties;  risks relating to the commercialization, if any, of our  proposed products (such as marketing, safety, regulatory, patent, product liability, supply and other risks); and our ability to compete with larger, better financed biotechnology companies that may develop new approaches to the treatment of our targeted diseases. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. Additional information about the factors and risks that could affect our business, financial condition and results of operations, are contained in our filings with the U.S. Securities and Exchange Commission (“SEC”), which are available at www.sec.gov.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

EntreMed, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,800,820	$4,885,972
Short-term investments	-	25,816
Accounts receivable, net of allowance for doubtful accounts of $26,073 and $72,145 at June 30, 2011 and December 31, 2010, respectively	-	2,750,447
Prepaid expenses and other	174,797	265,683
Total current assets	3,975,617	7,927,918

Property and equipment, net	85,192	104,729
Other assets	4,584	4,584
Total assets	$4,065,393	$8,037,231

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$980,702	$1,351,004
Accrued liabilities	300,409	595,341
Current portion of loan payable	-	757,471
Total current liabilities	1,281,111	2,703,816

Commitments and contingencies	-	-

Stockholders' equity :
Convertible preferred stock, $1.00 par value; 5,000,000 shares authorized and 3,350,000 shares issued and outstanding at June 30, 2011 and December 31, 2010 (liquidation value - $33,500,000 at June 30, 2011 and December 31, 2010)	3,350,000	3,350,000
Common stock, $.01 par value: 170,000,000 shares authorized at June 30, 2011 and December 31, 2010: 11,637,232 and 11,517,566 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	116,372	115,176
Common stock subscribed	964,661	-
Additional paid-in capital	384,869,659	384,130,011
Treasury stock, at cost: 79,545 shares held at June 30, 2011 and December 31, 2010	(8,034,244)	(8,034,244)

Accumulated deficit	(378,482,166)	(374,227,528)
Total stockholders' equity	2,784,282	5,333,415
Total liabilities and stockholders' equity	$4,065,393	$8,037,231

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues:
Royalties	$8,852	$-	$8,852	$-
Other	-	-	-	-
	$8,852	$-	$8,852	$-

Costs and expenses:
Research and development	949,706	1,011,128	2,347,980	1,855,081
General and administrative	719,898	770,679	1,973,003	1,821,904
Acquired In-Process R&D	-	3,000,000	-	3,000,000
	1,669,604	4,781,807	4,520,983	6,676,985

Interest expense	-	(168,733)	-	(389,698)
Other income (expense)	2,493	5,954	57,493	(4,047)

Net Loss	(1,658,259)	(4,944,586)	(4,254,638)	(7,070,730)

Dividends on Series A convertible preferred stock	(251,250)	(251,250)	(502,500)	(502,500)

Net loss attributable to common shareholders	$(1,909,509)	$(5,195,836)	$(4,757,138)	$(7,573,230)

Net loss per share (basic and diluted)	$(0.17)	$(0.57)	$(0.41)	$(0.86)
Weighted average number of common shares outstanding (basic and diluted)	11,506,736	9,120,993	11,475,997	8,784,878

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,254,638)	$(7,070,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,746	38,564
Write-off of in-process R&D	-	3,000,000
Stock-based compensation expense	533,780	231,330
Gain on sale of assets	(56,500)	-
Realized gain on sale of short-term investment	(993)	-
Non-cash interest	-	35,532
Investment impairment loss	-	4,047
Changes in operating assets and liabilities:
Accounts receivable	2,750,447	3,286,858
Prepaid expenses and other	90,886	64,112
Accounts payable	(370,302)	(678,578)
Accrued liabilities	(294,932)	(445,333)
Net cash used in operating activities	(1,578,506)	(1,534,198)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	56,500	-
Proceeds from sale of short-term investment	26,809	-
Purchases of furniture and equipment	(4,209)	(1,695)
Net cash provided (used in) by investing activities	79,100	(1,695)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance costs	(5,000)	(80,017)
Repayment of loan	(757,471)	(4,165,026)
Net proceeds from common stock subscribed	964,661	-
Net proceeds from sale of common stock or exercise of options and warrants	212,064	7,461,671
Net cash provided by financing activities	414,254	3,216,628

Net (decrease) increase in cash and cash equivalents	(1,085,152)	1,680,735
Cash and cash equivalents at beginning of period	4,885,972	6,312,182
Cash and cash equivalents at end of period	$3,800,820	$7,992,917

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,145	$354,148

Non-cash investing activity:
Stock issued in connection with milestone payment related to acquisition of Miikana	$-	$3,000,000

See accompanying notes.

ENTREMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (unaudited)

1.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of EntreMed, Inc. (the Company or EntreMed) and its subsidiary, Miikana Therapeutics, Inc. (Miikana).  All inter-company balances and transactions have been eliminated in consolidation.  The Company refers to EntreMed and its consolidated subsidiary.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, such consolidated financial statements do not include all of the information and disclosures required by U. S. generally accepted accounting principles for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to our audited consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2010.

Material subsequent events have been considered for disclosure and recognition through the filing date of these consolidated financial statements.

Liquidity Risks and Management’s Plans

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As of June 30, 2011, the Company has operating and liquidity concerns.  Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $378.5 million.  The Company expects to continue to incur expenses, resulting in operating losses, for the foreseeable future due to, among other factors, its continuing clinical activities.  During the quarter ended June 30, 2011, the Company raised an aggregate of $1.1 million in connection with sales made to a purchaser under a  standby equity distribution agreement (the “SEDA”) (see Note 4 in the notes to the financial statements included in this Quarterly Report on Form 10-Q).  Based on current plans, the Company expects its current available cash and cash equivalents will be sufficient to meet its cash requirements into the first quarter of fiscal 2012.  To augment the Company’s cash position, the Company will continue to pursue opportunities to raise additional capital to support, and accelerate the clinical development of, ENMD-2076 and fund its operating needs.

           The Company’s ability to continue as a going concern is dependent on its success at raising additional capital sufficient to meet its obligations on a timely basis, the ongoing receipt of royalty payments and its ability to ultimately attain profitability.  As the amount of royalty payments to be received cannot be reasonably estimated,   the Company will likely be required to raise additional capital sufficient to enable the Company to continue its operations through the next 12 months.  If additional funds are raised by issuing equity securities, dilution to existing shareholders may result.  There can be no assurance that adequate additional financing will be available to the Company on terms that it deems acceptable, if at all, or that the Company will be able to receive the maximum gross funds available under the SEDA.  In the event the Company is unable to successfully raise additional capital, it is unlikely that the Company will have sufficient cash flows and liquidity to finance its business operations and ENMD-2076 development program, as currently contemplated, beyond the first quarter of fiscal 2012.  Accordingly, in the event new financing is not obtained, the Company will likely reduce general and administrative expenses and delay, scale back, or interrupt the clinical development of ENMD-2076, until it is able to obtain sufficient financing to do so.

These factors could significantly limit the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

2.	Short-Term Investments

Short-term investments at December 31, 2010 consisted of equity securities.  The Company classified these investments as available for sale.  Such securities were carried at fair market value. The cost of securities sold was calculated using the specific identification method.  Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations. The Company sold all of its available-for-sale securities in June 2011 resulting in proceeds of $26,809 and a net realized gain for the six months ended June 30, 2011 of $993.  As a result of a decline in value during the six months ended June 30, 2010 that was considered to be other than temporary, realized losses of $4,047 were recorded for the six months ended June 30, 2010.

The following is a summary of available-for-sale securities at December 31, 2010:

	Available-for-Sale Securities
	Amortized	Gross Unrealized	Gross Realized	Estimated Fair Value (Net Carrying
	Cost	Gains	Losses	Amount)
Equity Securities	$125,000	$-	$(99,184)	$25,816

Total	$125,000	$-	$(99,184)	$25,816

3.	Fair Value Measurement

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of June 30, 2011 and December 31, 2010:

		Fair Value Measurements at June 30, 2011
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$105,868	$105,868	$—	$—

		Fair Value Measurements at December 31, 2010
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$1,105,868	$105,868	$—	$—
Available for sale securities*	25,816	25,816	—	—

*  Realized losses related to available for sale securities are included in operations, as disclosed in Footnote 2.

The Company’s Level 1 assets include money market instruments and equity securities with quoted prices in active markets.

4.	Stockholders’ Equity

On June 28, 2011, the Company entered into that certain SEDA, with YA Global Master SPV Ltd. (“YA Global”), a fund managed by Yorkville Advisors, LLC (“Yorkville”).  Under the SEDA, the Company has the option, at its sole discretion, to sell, from time to time, up to $7.5 million of common stock to YA Global.  Concurrent with the signing of the SEDA, the Company agreed to sell shares to YA Global and received gross proceeds of $1.1 million on June 29, 2011.  As no shares were issued as of June 30, 2011, the Company recorded this amount, net of issuance costs of approximately $136,000, as common stock subscribed totaling approximately $964,000 in the accompanying consolidated balance sheet as of June 30, 2011. There can be no assurance that the Company will draw down all or any portion of the remaining $6.4 million available under the SEDA. Future drawdowns are subject to the limitations set forth in the SEDA, and the amount of future drawdowns, if any, may be limited by the future trading volume of our common stock or by SEC or Nasdaq requirements.

Under the terms and conditions of the SEDA, the Company has the right, but not the obligation, to sell, and YA Global is obligated to purchase, up to $7.5 million of common stock in tranches, at the Company’s sole discretion, over the course of 36 months.  The pricing of the shares for the initial drawdown and any future drawdowns is to be based on 97% of the five-day trailing volume weighted average price preceding the sale of any tranche of stock.  The number of shares for the initial drawdown of $1.1 million was determined in accordance with the SEDA and settled in shares in equal amounts over the five weeks ending August 5, 2011.  Subsequent to June 30, 2011, the total number of shares issued to YA Global related to the initial drawdown of $1.1 million was 600,412 shares.

In connection with the execution of the SEDA, the Company paid Yorkville a one-time fee of $26,000 and issued YA Global 39,741 shares of common stock as a commitment fee on June 29, 2011.  The SEDA permits the Company to terminate the agreement at any time, subject to the advance notice provision, and to pursue any other financing alternatives available to the Company.

On September 7, 2010, the Company consummated the issuance and sale of 1,886,662 shares of its common stock, par value $0.01 per share, and warrants to purchase up to an aggregate of 377,327 shares of common stock, to a group of investors for an aggregate purchase price of $5,094,000 or $2.70 per share.  The offering was made pursuant to a securities purchase agreement effective as of September 7, 2010 between the Company and such investors.  The warrants shall be exercisable on or after March 9, 2011 and are exercisable until September 9, 2013 at an exercise price of $2.825 per share.  As of June 30, 2011, warrants for the purchase of 66,665 shares of Company common stock have been exercised and the Company received proceeds of $188,329 upon the exercise of such warrants.

Concurrent with the issuance and sale of the common stock and warrants, the Company entered into a Rights Agreement with Selected Value Therapeutics I, LLC (“SVT”) pursuant to which SVT has an option to exercise certain license, development and commercialization rights for ENMD-2076 in China and certain of its territories.  The option is exercisable at any time until December 31, 2011 and in June 2011, SVT exercised its option. The parties are in negotiation of the license agreement, in accordance with the terms and conditions set forth in the Rights Agreement.  Under the terms of the agreement, the Company is entitled to certain development milestone payments, as well as royalties on future product sales within the geographic market.  SVT will be responsible for all clinical development and regulatory costs related to regulatory approval in the China territory. EntreMed retains development and commercialization rights to ENMD-2076 in the rest of the world.

5.	Share-Based Compensation

The Company has adopted incentive and nonqualified stock option plans for executive, scientific and administrative personnel of the Company as well as outside directors and consultants.  In June 2011, the Company’s shareholders approved the 2011 Long-Term Incentive Plan, of which 835,341 shares of common stock will be available for grants and awards. This number includes 135,341 shares available under the Company’s 2001 Long-Term Incentive Plan which expired in June 2011.  All of the 835,341 shares remain available for grant under the Company’s 2011 Long-Term Incentive Plan as of June 30, 2011.  There are 736,515 shares issuable under options previously granted under the plans and currently outstanding, with exercise prices ranging from $1.76 to $522.50.  Options granted under the plans vest over periods varying from immediately to three years, are not transferable and generally expire ten years from the date of grant.

The Company records compensation expense associated with stock options and other equity-based compensation in accordance with provisions of authoritative guidance.  Compensation costs are recognized based on a straight-line method over the requisite service period, which is generally the option vesting term of three years.

The Company’s net loss for the six months ended June 30, 2011 and 2010 includes compensation expense of $533,780 and $231,330, respectively, related to the Company’s share-based compensation awards.  The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	SIX MONTH PERIOD ENDED JUNE 30,

	2011	2010
Research and development	$96,245	$19,495
General and administrative	437,535	211,835
Share-based compensation expense	$533,780	$231,330
Net share-based compensation expense, per common share:
Basic and diluted	$0.05	$0.03

The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of stock options granted to employees. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award.

Following are the weighted-average assumptions used in valuing the stock options granted to employees during the six-month periods ended June 30, 2011 and 2010:

	SIX MONTH PERIOD ENDED JUNE 30,

	2011	2010
Expected volatility	94.09%	97.50%
Risk-free interest rate	2.04%	2.38%
Expected term of option	5.49 years	5 years
Forfeiture rate*	5.00%	5.00%
Expected dividend yield	0.00%	0.00%

* - Authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  During the six-month periods ended June 30, 2011 and 2010, forfeitures were estimated at 5%.

The weighted average fair value of stock options granted during the six-month periods ended June 30, 2011 and 2010 was $4.63 and $5.50, respectively.

A summary of the Company’s stock option plans and of changes in options outstanding under the plans for the three months ended June 30, 2011, is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2011	590,009	$38.94
Granted	181,750	$6.22
Exercised	(13,260)	$1.76
Expired	(21,465)	$155.27
Forfeited	(519)	$8.31
Outstanding at June 30, 2011	736,515	$28.16
Vested and expected to vest at June 30, 2011	731,846	$28.31
Exercisable at June 30, 2011	643,142	$31.47

Cash received from option exercises under all share-based payment arrangements for the three and six months ended June 30, 2011 was $699 and $23,338, respectively.  Cash received from option exercises for the three and six months ended June 30, 2010 was $0 and $10,340, respectively.

6.	Income Taxes

At December 31, 2010, the Company has a $3.1 million unrecognized tax benefit. The Company has recorded a full valuation allowance on the net deferred tax asset recognized in the consolidated financial statements as of December 31, 2010.

During the six months ended June 30, 2011, there were no material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2011; no changes in settled tax years have occurred through June 30, 2011.  Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

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

We continue to move forward with our clinical development of ENMD-2076.  As previously reported, at the American Society of Clinical Oncology (ASCO) Annual Meeting in June, Phase 2 data in ovarian cancer patients was presented by the principal investigator conducting the Phase 2 ENMD-2076 study. The data demonstrated ENMD-2076 activity in difficult to treat platinum resistant patients.   We continue to monitor patients who are receiving ENMD-2076, and are focused on collecting the additional data necessary to update our analyses.  We expect to provide those results during the third quarter of 2011.  We believe that the data presented at ASCO, together with the Phase 1 results, provide support for additional clinical studies in ovarian cancer and other forms of cancer.  We are currently assessing strategies for additional trials with our clinical trial investigators and consultants. Our partner in China, Selected Value Therapeutics, has exercised its licensing option and is currently working with us to finalize the license agreement so that they can advance development in the China region.  There is no assurance that we will be able to conduct further clinical trials and development without significant additional funding.

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

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities.  At June 30, 2011, we had an accumulated deficit of $378.5 million. We expect to continue to incur expenses, resulting in operating losses, for the foreseeable future due to, among other factors, our continuing clinical trials, planned future clinical trials, and other anticipated research and development activities.  Based on current plans, we expect our current available cash and cash equivalents to meet our cash requirements into the first quarter of fiscal 2012.  Therefore, there exists substantial doubt about our ability to continue as a going concern.  We will require significant additional funding by the first quarter of fiscal 2012 to fund operations. If we are able to secure additional financing beyond our current resources, such additional financing would allow us to support, and accelerate the development of, the clinical trials for ENMD-2076. We intend to augment our cash and cash equivalent balances as of June 30, 2011 by pursuing other forms of capital infusion, including strategic alliances or collaborative development opportunities with organizations that have capabilities and/or products that are complementary to our capabilities and products in order to continue the development of our product candidate that we intend to pursue to commercialization.  However, there can be no assurance that adequate additional financing under such arrangements will be available to us on terms that we deem acceptable, if at all.

Additional funds raised by issuing equity securities may result in dilution to existing shareholders.  If we fail to obtain additional capital by the first quarter of fiscal 2012, or enter into collaboration agreements with development partners to finance our clinical trials, we may be required to delay, scale back, or eliminate our clinical program.

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

-
Stock-Based Compensation – All share-based payment transactions are recognized in the financial statements at their fair values.  Using the straight-line expense attribution method over the requisite service period, which is generally the option vesting term of three years, share-based compensation expense recognized for the six months ended June 30, 2011 and 2010 totaled approximately $534,000 and $231,000, respectively.

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

RESULTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2011 and June 30, 2010.

Revenues.  Our 2011 revenues will likely result solely from Celgene’s sale of Thalomid®.  We earn royalties once sales of Thalomid exceed approximately $225 million annually, pursuant to a 2001 agreement with Royalty Pharma, as noted above.  Thalomid® is distributed and sold by Celgene Corporation and/or its affiliates, and thus, we have no control over sales of Thalomid® or the amount, if any, of royalty payments we will receive.  We recorded royalty revenue of $8,852 during the three and six month periods ended June 30, 2011.  This royalty related to certain sales by Celgene of Thalomid in 2010 that were not reported to Royalty Pharma until the second quarter of 2011, at which time we received our share of the applicable royalty payment.  We do not expect to record any additional revenue in fiscal 2011 until the fourth quarter.

Research and Development Expenses.  Our research and development expenses for the three and six months ended June 30, 2011 totaled $950,000 and $2,348,000, respectively.  Research and development expenses for the corresponding 2010 periods were $1,011,000 and $1,855,000, respectively.

Reflected in our R&D expenses totaling $950,000 for the three-month period ended June 30, 2011 are direct project costs of $679,000 for ENMD-2076, $18,000 for Panzem® oncology, $7,000 for ENMD-1198 and $16,000 for MKC-1.   The 2010 research and development expenses for the comparable period included $722,000 for ENMD-2076, $22,000 for Panzem® oncology, $22,000 for ENMD-1198 and $7,000 for MKC-1. Research and development expenses totaling $2,348,000 for the six-month period ended June 30, 2011 include direct project costs of $1,768,000 related to ENMD-2076, $43,000 related to Panzem® oncology, $17,000 related to ENMD-1198 and $25,000 for MKC-1. The 2010 research and development expenses for the comparable period included $1,525,000 for ENMD-2076, $50,000 for Panzem®, and $34,000 for ENMD-1198. Additionally, during the six-month period ended June 30, 2010, we wrote off approximately $268,000 of costs previously accrued for patients enrolled in MKC-1 clinical trials that wound down before all cycles of treatment were completed. The decrease in research and development costs in the three month period ended June 30, 2011, as compared to the same period in 2010, relates to fewer patients added during the 2011 period and increased costs during the 2010 period to due to the start of the Phase 2 trials in 2010. The overall increase in research and development costs in the six-month period ended June 30, 2011, as compared to the same period in 2010, reflects increased costs associated with the clinical development of ENMD-2076 as we continued to enroll patients during 2011, in addition to the MKC-1 cost write off of $268,000 during the three months ended March 31, 2010.

At June 30, 2011, accumulated direct project expenses for Panzem® oncology were $54,404,000; direct ENMD-1198 project expenses totaled $13,222,000; and, since acquired, accumulated direct project expenses for ENMD-2076 totaled $19,951,000 and for MKC-1, accumulated project expenses totaled $10,164,000.  Our research and development expenses also include non-cash stock-based compensation totaling $20,000 and $96,000, respectively, for the three and six months ended June 30, 2011 and $9,000 and $19,000 for the respective corresponding 2010 periods.  The increase in stock-based compensation expense is related to stock options granted in January 2011.  The balance of our research and development expenditures includes facility costs and other departmental overhead, and expenditures related to the non-clinical support of our programs.

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

We estimate that clinical trials of the type we generally conduct are typically completed over the following timelines:

CLINICAL PHASE	ESTIMATED COMPLETION PERIOD
Phase 1	1-2 Years
Phase 2	2-3 Years
Phase 3	2-4 Years

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

           Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Research and development expenses decreased to $950,000 during the three months ended June 30, 2011 from $1,011,000 for the corresponding period in 2010.  Research and development expenses increased to $2,348,000 during the six months ended June 30, 2011 from $1,855,000 for the corresponding period in 2010. Expenditures during the three and six months ended June 30, 2011 were specifically impacted by the following:

-
Outside Services – In the three-month period ended June 30, 2011, we expended $12,000 on outside service activities versus $6,000 in the same 2010 period. For the six-month period ended June 30, 2011 outside services are $47,000 compared to $11,000 for the same 2010 period.  The increase in 2011 as compared to 2010 reflects an increase in outsourced services related to the development of ENMD-2076.

-
Clinical Trial Costs – Clinical trial costs, which include clinical site fees, monitoring costs and data management costs, decreased to $331,000 in the three months ended June 30, 2011 from $445,000 in the three-month period ended June 30, 2010.  The decrease during this period relates to fewer patients added during the 2011 period and increased costs during the 2010 period to due to the start of the Phase 2 trials in 2010.  Clinical trial costs for the six-month period ended June 30, 2011 increased to $775,000 from $466,000 for the comparable 2010 period.  The increase relates primarily to our focus on the increase in clinical development of ENMD-2076 in the 2011 period, in addition to the reduction of patient costs for cycles of treatment that were not completed in trials that have wound down in discontinued programs in the 2010 period.

-
Contract Manufacturing Costs - The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, product release costs and storage fees. Contract manufacturing costs for the three months ended June 30, 2011 increased by $35,000 compared to the same period in 2010.  For the six-month period ended June 30, 2011, manufacturing costs increased to $217,000 from $150,000 for the comparable 2010 period.  The increase reflects the encapsulation costs for ENMD-2076 that were incurred in 2011, plus a credit received in 2010 reflecting a reduction in the scope of previously contracted compatibility, formulation development and GMP manufacture of ENMD-2076.

-
Personnel Costs — Personnel costs increased to $323,000 in the three-month period ended June 30, 2011 from $315,000 in the corresponding 2010 period. For the six-month period, personnel costs increased in 2011 to $715,000 from $660,000 for the corresponding 2010 period.  The increase is attributable to the $77,000 increase in non-cash stock-based compensation expense primarily related to stock options granted in 2011.

-
Also reflected in our 2011 research and development expenses for the three-month period ended June 30, 2011 are patent costs of $145,000 and facility and related expenses of $48,000.  In the corresponding 2010 period, these expenses totaled $94,000 and $51,000, respectively.  For the six-month period ended June 30, 2011, patent costs were $306,000 and facility and related expenses were $101,000.  In the corresponding 2010 period, these expenses totaled $197,000 and $108,000, respectively. Patent costs during the three and six months ended June 30, 2011 increased primarily due to higher costs associated with the execution of our intellectual property strategy,  including maintaining our patent portfolio and expanding our patent protection internationally.

General and Administrative Expenses.  General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.

General and administrative expenses decreased to $720,000 in the three-month period ended June 30, 2011 from $771,000 in the corresponding 2010 period.  For the six-month period, general and administrative expenses increased in 2011 to $1,973,000 from $1,822,000 for the corresponding 2010 period. This increase is attributable to the $226,000 increase in non-cash stock-based compensation expense primarily related to stock options granted in 2011, offset by lower salary and rent expenses.

Interest Expense.  Our term loan from General Electric Capital Corporation, pursuant to a transaction in September 2007, was fully paid on January 3, 2011, and accordingly there was no interest expense recorded for the three and six month periods ended June 30, 2011.   Interest expense for the three and six month periods ended June 30, 2010 was approximately $169,000 and $390,000, respectively (including $15,079 and $35,550 of non-cash interest, respectively).

Dividends on Series A Convertible Preferred Stock.  The Consolidated Statement of Operations for the three and six-month periods ended June 30, 2011 and 2010 reflect a dividend of $251,250 and $502,500, respectively, relating to Series A Convertible Preferred Stock held by Celgene pursuant to a Securities Purchase Agreement dated December 31, 2002. The holders of Series A Preferred Stock accumulate dividends at an annual rate of 6% and will participate in dividends declared and paid on our common stock, if any. All accumulated dividends must be paid before any dividends may be declared or paid on the common stock.  The Company has no plans to pay any dividends in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have been engaged primarily in research and development activities.  As a result, we have incurred and expect to continue to incur operating losses in 2011 and the foreseeable future before we commercialize any products.  Based on our current plans, we expect our current available cash and cash equivalents to meet our cash requirements into the first quarter of fiscal 2012.  If we are able to secure additional financing beyond our current resources, such additional financing would allow us to support, and accelerate the development of, the clinical trials for ENMD-2076.

As of June 30, 2011, the Company has operating and liquidity concerns and plans to continue to pursue opportunities to raise additional capital to fund its operating needs.  We did not include any adjustments to the consolidated financial statements included in this Quarterly Report on Form 10-Q to reflect the possible future effects that may result from the uncertainty of our ability to continue as a going concern because we believe that we will continue to be a financially sound and viable business, continuing to conduct clinical trials for, and further development of, ENMD-2076 and provide value to our shareholders.

We will require significant additional funding by the first quarter of fiscal 2012 to fund our planned operations. We intend to augment our cash and cash equivalent balances by pursuing other methods of raising capital, including strategic alliances or collaborative development opportunities with organizations that have capabilities and/or products that are complementary to our capabilities and products in order to continue the development of our potential product candidates that we intend to pursue to commercialization.  If we seek strategic alliances, licenses, or other alternative arrangements, such as arrangements with collaborative partners or others, to raise further financing, we may need to relinquish rights to certain of our existing product candidates, or products we would otherwise seek to develop or commercialize on our own, or to license the rights to our product candidates on terms that are not favorable to us.

We intend to explore one or more of the following alternatives to raise additional capital so that the Company can continue as a going concern:

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

At June 30, 2011, we had cash and cash equivalents of $3,800,820 with working capital of $2,694,506.

On June 28, 2011, we entered into a standby equity distribution agreement (the “SEDA”), with YA Global Master SPV Ltd. (“YA Global”), a fund managed by Yorkville Advisors, LLC (“Yorkville”).  Under the SEDA, the Company has the option, at its sole discretion, to sell, from time to time, up to $7.5 million of common stock to YA Global during the three-year term of the SEDA, and YA Global is obligated to purchase such shares.  Concurrent with the signing of the SEDA, we agreed to sell shares to YA Global and received gross proceeds of $1.1 million on June 29, 2011.   Between June 29 and August 5, 2011, we issued an aggregate of 600,412 shares to YA Global in settlement of the initial $1.1 million drawdown.  The number of shares issued each week, and the purchase price for such shares, in settlement of the initial $1.1 million drawdown were determined in accordance with the SEDA.

There can be no assurance that we will draw down all, or any portion of, the remaining $6.4 million available under the SEDA.   Future drawdowns, if any, may be limited by the future trading volume of our common stock, and by SEC and Nasdaq regulations.  The SEDA permits us to terminate the agreement at any time, subject to the advance notice provision, and to pursue any other financing alternatives available to the Company.   As of the date of this Quarterly Report on Form 10-Q, we have not requested any additional drawdowns under the SEDA.

In January 2006, we acquired Miikana Therapeutics, a private biotechnology company.  We acquired certain drug candidates in connection with the acquisition, including the lead molecule in the Aurora Kinase Program, ENMD-2076, which advanced into clinical development in 2008.  ENMD-2076 is a kinase inhibitor with activity towards Aurora A and multiple other kinases linked to promoting cancer.  Dosing of the first patient in ENMD-2076 trials triggered a milestone payment of $2 million to the former Miikana stockholders payable in stock or cash, at the Company’s discretion.  In June 2008, 233,100 shares of common stock were issued to the former Miikana stockholders as consideration for the satisfaction of the milestone payment.  Under the terms of the merger agreement, dosing of the first patient in a Phase 2 trial in April 2010 triggered an additional purchase price adjustment milestone payment of $3 million, which we paid by issuing 403,550 shares of our common stock.  Under the terms of the merger agreement, the former shareholders if Miikana may, upon the satisfaction of certain milestones primarily relating to ENMD-2076, receive up to $13 million of potential payments.  We do not expect any further milestones to be achieved in 2011.   Through the Miikana acquisition, we also acquired rights to MKC-1, a Phase 2 clinical candidate licensed from Roche by Miikana in April 2005.  Under the terms of the agreement, Roche may be entitled to receive future payments upon successful attainment of certain clinical, regulatory and commercialization milestones; however, since ENMD-2076 is the only program currently under active clinical evaluation, we do not expect to trigger any of these milestone payments during the remainder of fiscal 2011.

We expect that the majority, if not all, of our 2011 revenues will continue to be from royalties on the sales of Thalomid®.  Thalomid® is sold by a third-party and is subject to competition from other products and generic drugs, and we have no control over such party’s sales efforts or the resources devoted to Thalomid® sales.  In 2010 and 2009, we received royalty-sharing revenue in the amount of $3,449,000 and $4,990,000, respectively.  There can be no assurance as to future sales trends of Thalomid® and the amount of revenue we will receive and record in 2011.  Based upon the trend of declining sales over the past two years, together with recent publicly disclosed information from Celgene Corporation regarding sales of Thalomid®, we expect annual sales of Thalomid® in 2011 to continue to decrease, which will result in a reduction in our revenues in 2011.  As we continue to incur costs for the clinical investigation and development activities of ENMD-2076 during the remainder of fiscal 2011, such a reduction in our royalty revenue would have a material adverse effect on both our short-term and long-term liquidity if we are unable to obtain other financial resources to replace the anticipated decrease in Thalomid® royalty revenues.   There is no assurance that the amount of royalty-sharing revenues received for fiscal 2011 will be similar to amounts received during prior fiscal years.

In addition, under our licensing agreement with Oxford BioMedica, PLC and Oxford BioMedica (UK) Limited Oxford, we are entitled to receive payments upon the achievement of certain milestones with respect to the development of gene therapies for ophthalmic (eye) diseases.  In connection with the announced 2009 collaboration between Oxford BioMedica and Sanofi Aventis which included certain compounds (RetinoStat® and EncorStat®) that are governed by our licensing agreement, we received $368,000 from Oxford BioMedica in 2009, $74,000 of which we paid to Children’s Medical Center Corporation under our agreement with Children’s Medical Center Corporation.  The $368,000 payment represented the Company’s share of the upfront payment received by Oxford BioMedica after division among third-party product technologies.  No payments were received in 2010 from this licensing agreement and we do not expect to receive any payments during the remainder of fiscal 2011.  However, we do not control the drug development efforts of Oxford or Sanofi and have no information or control over when or whether any milestones will be reached that would result in additional payments to us.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk.  Our investment income is sensitive to the general level of U.S. interest rates.  In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents.  Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of June 30, 2011.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Executive Chairman and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of June 30, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Executive Chairman and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.        OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted.  Management does not believe such legal proceedings, except as otherwise disclosed herein, are material.

ITEM 1A.  RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of EntreMed’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and the information under “Special Note Regarding Forward-Looking Statements” included in this report.  There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, except as follows:

There Is No Assurance That We Will Receive $7.5 Million In Gross Proceeds Under the SEDA

Pursuant to applicable Nasdaq regulations regarding the sale of discounted shares of common stock and pursuant to the terms of the SEDA, we can only sell up to 19.9% of our outstanding number of shares as of the date of the prospectus. The sale of more than 20% of the outstanding shares of our common stock would require stockholder approval, which, if sought, may not be obtained.  Under the terms of the SEDA, we have the right, but not the obligation, to sell shares to YA Global in an amount up to $7.5 million over the three-year term of the SEDA.  Future drawdowns are subject to the limitations set forth in the SEDA, and the amount of future drawdowns, if any, may be limited by the future trading volume of our common stock, or by applicable Nasdaq or SEC regulations.

The Sale Of Our Common Stock Under the SEDA and Any Future Sales Of Our Common Stock May Depress Our Stock Price

Any drawdowns under the SEDA may have a dilutive impact on our existing shareholders.  YA Global may resell some or all of the shares we issue to it pursuant to draw downs under the SEDA and such sales could cause the market price of our common stock to decline. To the extent of any such decline, any subsequent drawdowns would require us to issue a greater number of shares of common stock to YA Global in exchange for each dollar of the subsequent advance. Under these circumstances, our existing stockholders would experience greater dilution. Although YA Global is precluded from short sales under certain circumstances as provided in the SEDA, the sale of our common stock under the SEDA could encourage short sales by third parties, which could contribute to the further decline of our stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously reported, we entered into a SEDA with YA Global pursuant to which we may, at our sole and exclusive option, periodically sell to YA Global shares of our common stock. In connection with the execution of the SEDA on June 28, 2011 we initiated a $1.1 million drawdown under the SEDA.   In settlement of this drawdown, we issued to YA Global an aggregate of 600,412 shares in five equal $220,000 tranches, which shares were issued on a weekly basis between June 29 and August 5, 2011. We reported the number of shares issued each week, and the purchase price for such shares, in prospectus supplements filed upon the settlement of each of the five tranches.  The purchase price for the shares issued for the initial $1.1 million drawdown was determined each week, in accordance with the pricing terms of the SEDA, prior to settlement.  Additionally, upon the execution of the SEDA, we issued and sold, at par value, an aggregate of 39,741 shares of our common stock to YA Global as a commitment fee.

In connection with the sale of the shares to YA Global, we relied upon the exemption from securities registration afforded by section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.1
Standby Equity Distribution Agreement, dated as of June 28, 2011, by and between EntreMed, Inc. and YA Global Master SPV Ltd. (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2011)

31.1	Rule 13a-14(a) Certification of Executive Chairman
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Executive Chairman
32.2	Section 1350 Certification of Principal Accounting Officer
101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL):  (i) Unaudited Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Unaudited Consolidated Statement of Operations for the Three and Six months ended June 30, 2011 and 2010, (iii) Unaudited Consolidated Statements of Cash Flows for the Three and Six months ended June 30, 2011 and 2010 and (iv) Notes to Unaudited Consolidated Financial Statements (tagged as blocks of text).*

* This exhibit is furnished and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTREMED, INC.
(Registrant)

Date: August 15, 2011	/s/ Michael M. Tarnow
Michael M. Tarnow
Executive Chairman

Date: August 15, 2011	/s/ Sara B. Capitelli
Sara B. Capitelli
Principal Accounting Officer

EXHIBIT INDEX

10.1
Standby Equity Distribution Agreement, dated as of June 28, 2011, by and between EntreMed, Inc. and YA Global Master SPV Ltd. (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2011)

31.1	Rule 13a-14(a) Certification of Executive Chairman
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Executive Chairman
32.2	Section 1350 Certification of Principal Accounting Officer
101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL):  (i) Unaudited Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Unaudited Consolidated Statement of Operations for the Three and Six months ended June 30, 2011 and 2010, (iii) Unaudited Consolidated Statements of Cash Flows for the Three and Six months ended June 30, 2011 and 2010 and (iv) Notes to Unaudited Consolidated Financial Statements (tagged as blocks of text).*

* This exhibit is furnished and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.