Form 10-Q
period 2011-09-30
ENTREMED INC
filed 2011-11-14
CIK 895051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES   ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at November 8, 2011
Common Stock $.01 Par Value	12,237,644

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

Actual results could differ materially from those currently anticipated due to a number of factors, including: the risk that we may be unable to continue as a going concern as a result of our inability to raise sufficient capital for our operational needs; our reliance on a single product candidate, ENMD-2076 and the risk that we may not be able to license it to a third party; the volatility of our common stock; our history of losses and expectation of incurring continued losses; risks relating to the need for additional capital, including  the uncertainty of securing additional funding on favorable terms and the risk that we will not be able to drawdown the full amount of funding available under our standby equity distribution agreement; the need for additional funds to conduct any additional clinical trials,  our dependence on royalty sharing agreement based on sales of a product, Thalomid®, that we do not control; declines in actual sales of Thalomid® resulting in materially reduced royalty payments; risks associated with our product candidates; results in preclinical models that are not necessarily indicative of clinical results;  risks relating to the commercialization, if any, of our  proposed products (such as marketing, safety, regulatory, patent, product liability, supply and other risks); and our ability to compete with larger, better financed biotechnology companies that may develop new approaches to the treatment of our targeted diseases or develop product candidates more advanced than ENMD-2076.  Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.  We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. Additional information about the factors and risks that could affect our business, financial condition and results of operations, are contained in our filings with the U.S. Securities and Exchange Commission (“SEC”), which are available at www.sec.gov.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

EntreMed, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,986,165	$4,885,972
Short-term investments	-	25,816
Accounts receivable, net of allowance for doubtful accounts of $26,073 and $72,145 at September 30, 2011 and December 31, 2010, respectively	-	2,750,447
Prepaid expenses and other	224,169	265,683
Total current assets	2,210,334	7,927,918

Property and equipment, net	28,822	104,729
Other assets	4,584	4,584
Total assets	$2,243,740	$8,037,231

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$491,939	$1,351,004
Accrued liabilities	268,355	595,341
Current portion of loan payable	-	757,471
Total current liabilities	760,294	2,703,816

Commitments and contingencies

Stockholders' equity :	-	-
Convertible preferred stock, $1.00 par value;
5,000,000 shares authorized and 3,350,000 shares issued and outstanding at September 30, 2011 and December 31, 2010 (liquidation value - $33,500,000 at September 30, 2011 and December 31, 2010)	3,350,000	3,350,000
Common stock, $.01 par value:
170,000,000 shares authorized at September 30, 2011 and December 31, 2010: 12,237,644 and 11,517,566 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	122,376	115,176

Additional paid-in capital	385,835,858	384,130,011
Treasury stock, at cost: 79,545 shares held at September 30, 2011 and December 31, 2010	(8,034,244)	(8,034,244)

Accumulated deficit	(379,790,544)	(374,227,528)
Total stockholders' equity	1,483,446	5,333,415
Total liabilities and stockholders' equity	$2,243,740	$8,037,231

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues:
Royalties	$-	$-	$8,852	$-
Other	-	-	-	-
	$-	$-	$8,852	$-

Costs and expenses:
Research and development	703,456	1,291,721	3,051,437	3,146,802
General and administrative	556,601	691,623	2,529,604	2,513,527
Acquired In-Process R&D	-	-	-	3,000,000
	1,260,057	1,983,344	5,581,041	8,660,329

Interest expense	-	(106,784)	-	(496,482)
Other income (expense)	(48,320)	(5,183)	9,173	(9,230)

Net Loss	(1,308,377)	(2,095,311)	(5,563,016)	(9,166,041)

Dividends on Series A convertible preferred stock	(251,250)	(251,250)	(753,750)	(753,750)

Net loss attributable to common shareholders	$(1,559,627)	$(2,346,561)	$(6,316,766)	$(9,919,791)

Net loss per share (basic and diluted)	$(0.13)	$(0.24)	$(0.54)	$(1.09)
Weighted average number of common shares outstanding (basic and diluted)	12,004,435	9,837,665	11,654,078	9,098,380

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,563,016)	$(9,166,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,587	55,449
Write-off of in-process R&D	-	3,000,000
Stock-based compensation expense	565,948	250,311
Net gain on disposal of assets	(8,180)	-
Realized gain on sale of short-term investment	(993)	-
Non-cash interest	-	45,095
Investment impairment loss	-	9,230
Changes in operating assets and liabilities:
Accounts receivable	2,750,447	3,286,858
Prepaid expenses and other	41,515	(93,468)
Accounts payable	(859,065)	(618,105)
Accrued liabilities	(326,986)	(462,005)
Net cash used in operating activities	(3,366,743)	(3,692,676)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	56,500	-
Proceeds from sale of short-term investment	26,809	-
Purchases of furniture and equipment	(6,001)	(3,595)
Net cash provided (used in) by investing activities	77,308	(3,595)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance costs	(164,964)	(991,404)
Repayment of loan	(757,471)	(6,330,709)
Net proceeds from sale of common stock or exercise of options and warrants	1,312,063	13,094,064
Net cash provided by financing activities	389,628	5,771,951

Net (decrease) increase in cash and cash equivalents	(2,899,807)	2,075,680
Cash and cash equivalents at beginning of period	4,885,972	6,312,182
Cash and cash equivalents at end of period	$1,986,165	$8,387,862

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,145	$451,378

Non-cash investing activity:
Stock issued in connection with milestone payment related to acquisition of Miikana	$-	$3,000,000

See accompanying notes.

ENTREMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 (unaudited)

1.	Basis of Presentation

      The accompanying consolidated financial statements include the accounts of EntreMed, Inc. (the Company or EntreMed) and its subsidiary, Miikana Therapeutics, Inc. (Miikana).  All inter-company balances and transactions have been eliminated in consolidation.  The Company refers to EntreMed and its consolidated subsidiary.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, such consolidated financial statements do not include all of the information and disclosures required by U. S. generally accepted accounting principles for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to our audited consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2010.

Material subsequent events have been considered for disclosure and recognition through the filing date of these consolidated financial statements.

Liquidity Risks and Management’s Plans

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As of September 30, 2011, the Company has operating and liquidity concerns.  Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $379.8 million.  The Company expects to continue to incur expenses, resulting in operating losses, for the foreseeable future due to, among other factors, its continuing clinical activities and operations.  During the nine-months ended September 30, 2011, the Company raised an aggregate of $1.1 million in connection with sales made to a purchaser under a Standby Equity Distribution Agreement (the “SEDA”) (see Note 4 in the notes to the financial statements included in this Quarterly Report on Form 10-Q).  Assuming expenses are consistent with the trends of the previous quarter, the Company expects its current available cash and cash equivalents will be sufficient to meet its cash requirements into the second quarter of fiscal 2012.  As part of its cash preservation efforts, the Company will continue to look for ways to reduce operating expenses in any nonessential areas. To improve the Company’s cash position, the Company will continue to evaluate opportunities to raise funds from the capital markets and will continue to pursue development partnerships for ENMD-2076.  If funding is not available to the Company, or available on acceptable terms, by the second quarter of 2012, the Company will be required to delay or stop further clinical activity on its ENMD-2076 program.

The Company’s ability to continue as a going concern is dependent on its success at raising additional capital sufficient to meet its obligations on a timely basis, the ongoing receipt of royalty payments and its ability to ultimately attain profitability.  As the amount of royalty payments to be received cannot be reasonably estimated, the Company will likely be required to raise additional capital sufficient to enable the Company to continue its operations through the next 12 months.  If additional funds are raised by issuing equity securities, dilution to existing shareholders may result.  There can be no assurance that adequate additional financing will be available to the Company on terms that it deems acceptable, if at all, or that the Company will be able to receive the maximum gross funds available under the SEDA.  In the event the Company is unable to successfully raise additional capital, it is unlikely that the Company will have sufficient cash flows and liquidity to finance its business operations and ENMD-2076 development program, as currently conducted, by the second quarter of fiscal 2012.  Accordingly, in the event new financing is not obtained, the Company will likely further reduce general and administrative expenses and delay, scale back, or interrupt the clinical development of ENMD-2076, until it is able to obtain sufficient financing to do so.

These factors could significantly limit the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

2.	Short-Term Investments

Short-term investments at December 31, 2010 consisted of equity securities.  The Company classified these investments as available for sale.  Such securities were carried at fair market value. The cost of securities sold was calculated using the specific identification method.  Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations. The Company sold all of its available-for-sale securities in June 2011 resulting in proceeds of $26,809 and a net realized gain for the nine months ended September 30, 2011 of $993.  As a result of a decline in value that was considered to be other than temporary, realized losses of $ 5,183 and $9,230 were recorded for the three and nine months ended September 30, 2010, respectively.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of September 30, 2011 and December 31, 2010:

		Fair Value Measurements at September 30, 2011
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$105,868	$105,868	$—	$—

		Fair Value Measurements at December 31, 2010
	Total Carrying Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$1,105,868	$105,868	$—	$—
Available for sale securities*	25,816	25,816	—	—

*  Realized losses related to available for sale securities are included in operations, as disclosed in Footnote 2.

The Company’s Level 1 assets include money market instruments and equity securities with quoted prices in active markets.

4.	Stockholders’ Equity

On June 28, 2011, the Company entered into the SEDA with YA Global Master SPV Ltd. (“YA Global”), a fund managed by Yorkville Advisors, LLC (“Yorkville”).  Under the SEDA, the Company has the option, at its sole discretion, to sell, from time to time, up to $7.5 million of common stock to YA Global.  Concurrent with the signing of the SEDA, the Company agreed to sell shares to YA Global and received gross proceeds of $1.1 million on June 29, 2011.  The number of shares for the initial drawdown of $1.1 million was determined in accordance with the SEDA and settled in shares in equal amounts over the five weeks ending August 5, 2011.  The total number of shares issued to YA Global related to the initial drawdown of $1.1 million, net of issuance costs of $155,000, was 600,412 shares.   No further sales were made under the SEDA subsequent to June 29, 2011.

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

On September 7, 2010, the Company consummated the issuance and sale of 1,886,662 shares of its common stock, par value $0.01 per share, and warrants to purchase up to an aggregate of 377,327 shares of common stock, to a group of investors for an aggregate purchase price of $5,094,000 or $2.70 per share.  The offering was made pursuant to a securities purchase agreement effective as of September 7, 2010 between the Company and such investors.  The warrants shall be exercisable on or after March 9, 2011 and are exercisable until September 9, 2013 at an exercise price of $2.825 per share.  As of September 30, 2011, warrants for the purchase of 66,665 shares of Company common stock have been exercised and the Company received proceeds of $188,329 upon the exercise of such warrants.

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

The Company has adopted incentive and nonqualified stock option plans for executive, scientific and administrative personnel of the Company as well as outside directors and consultants.  In June 2011, the Company’s shareholders approved the 2011 Long-Term Incentive Plan, of which 835,341 shares of common stock will be available for grants and awards. This number includes 135,341 shares available under the Company’s 2001 Long-Term Incentive Plan which expired in June 2011.  All of the 835,341 shares remain available for grant under the Company’s 2011 Long-Term Incentive Plan as of September 30, 2011.  There are 708,880 shares issuable under options previously granted under the plans and currently outstanding, with exercise prices ranging from $1.76 to $522.50.  Options granted under the plans vest over periods varying from immediately to three years, are not transferable and generally expire ten years from the date of grant.

The Company records compensation expense associated with stock options and other equity-based compensation in accordance with provisions of authoritative guidance.  Compensation costs are recognized based on a straight-line method over the requisite service period, which is generally the option vesting term of three years.

The Company’s net loss for the nine months ended September 30, 2011 and 2010 includes compensation expense of $565,948 and $250,311, respectively, related to the Company’s share-based compensation awards.  The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	NINE MONTH PERIOD ENDED SEPTEMBER 30,
	2011	2010
Research and development	$114,257	$28,993
General and administrative	451,691	221,318
Share-based compensation expense	$565,948	$250,311
Net share-based compensation expense, per common share:
Basic and diluted	$0.05	$0.03

The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of stock options granted to employees. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award.

Following are the weighted-average assumptions used in valuing the stock options granted to employees during the nine-month periods ended September 30, 2011 and 2010:

	NINE MONTH PERIOD ENDED SEPTEMBER 30,
	2011	2010
Expected volatility	94.09%	97.50%
Risk-free interest rate	2.04%	2.38%
Expected term of option	5.49 years	5 years
Forfeiture rate*	5.00%	5.00%
Expected dividend yield	0.00%	0.00%

* - Authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  During the nine-month periods ended September 30, 2011 and 2010, forfeitures were estimated at 5%.

The weighted average fair value of stock options granted during the nine-month periods ended September 30, 2011 and 2010 was $4.63 and $5.50, respectively.

A summary of the Company’s stock option plans and of changes in options outstanding under the plans for the nine months ended September 30, 2011, is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2011	590,009	$38.94
Granted	181,750	$6.22
Exercised	(13,260)	$1.76
Expired	(49,099)	$142.31
Forfeited	(519)	$8.31
Outstanding at September 30, 2011	708,880	$24.11
Vested and expected to vest at September 30, 2011	704,211	$24.23
Exercisable at September 30, 2011	615,507	$26.94

Cash received from option exercises under all share-based payment arrangements for the three and nine months ended September 30, 2011 was $0 and $23,338, respectively.  Cash received from option exercises for the three and nine months ended September 30, 2010 was $2,000 and $12,340, respectively.

6.	Income Taxes

At December 31, 2010, the Company has a $3.1 million unrecognized tax benefit. The Company has recorded a full valuation allowance on the net deferred tax asset recognized in the consolidated financial statements as of December 31, 2010.

During the nine months ended September 30, 2011 there were no material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2011; no changes in settled tax years have occurred through September 30, 2011.  Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We are a clinical-stage pharmaceutical company focused on developing ENMD-2076, an Aurora A and angiogenic kinase inhibitor for the treatment of cancer.  EntreMed has conducted Phase 1 and Phase 2 studies of ENMD-2076 in patients with a variety of solid and hematological cancers including a Phase 2 study in patients with platinum resistant ovarian cancer.

As previously reported, at the American Society of Clinical Oncology (ASCO) Annual Meeting in June, Phase 2 data in ovarian cancer patients was presented by the principal investigator conducting the Phase 2 ENMD-2076 study.  The data demonstrated ENMD-2076 activity in a population of difficult to treat platinum resistant patients.  In October 2011, we announced that the final data for the primary endpoint of progression free survival rate at 6 months was 22 percent.   We believe that this data, together with the Phase 1 results, provide support for additional clinical studies in ovarian cancer and other forms of cancer in combination with other cancer therapeutics. We continue to monitor patients who are receiving ENMD-2076, and are focused on collecting additional data on overall survival and other endpoints.  We are currently assessing strategies for additional and combination trials with our clinical trial investigators and consultants.  Without additional capital or third party financial support, it is unlikely that we will be able to conduct such trials.

Our partner in China, Selected Value Therapeutics, has exercised its licensing option for ENMD-2076 and is currently working with us to finalize the terms of a license agreement  to advance and fund development in  China, Hong Kong, Macau and Taiwan.

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

ENMD-2076 is our only program currently under active clinical evaluation.  We have directed the majority of our resources to the clinical development of ENMD-2076.  We also own or have exclusive rights to certain intellectual property for our other existing therapeutic candidates.   Our other therapeutic candidates include MKC-1, an oral cell-cycle inhibitor with activity against the mTOR pathway that has completed multiple Phase 2 clinical trials for cancer, and ENMD-1198, an  anti-mitotic agent that has completed a Phase 1 study in advanced cancers.  We also have an approved Investigational New Drug Application (IND) for the use of Panzem® in rheumatoid arthritis (RA) treatment.  All of our candidates are multi-mechanism and affect multiple pathways necessary for tumor growth.  We will not be able to initiate additional new studies for ENMD-2076 or other programs unless additional significant financing becomes available to us, or we enter into a partnership or collaboration to further develop ENMD-2076 and these other product candidates.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities.  At September 30, 2011, we had an accumulated deficit of $379.8 million. We expect to continue to incur expenses, resulting in operating losses, for the foreseeable future due to, among other factors, our continuing clinical trials, planned future clinical trials, and other anticipated research and development activities.   Assuming expenses are consistent with the trends of the previous quarter, we expect our current available cash and cash equivalents to meet our cash requirements into the second quarter of fiscal 2012.  Therefore, there exists substantial doubt about our ability to continue as a going concern.  We will require significant additional funding by the second quarter of fiscal 2012 to enable the continuance of operations and continue our activities with ENMD-2076.  The level of financing proceeds available to us and the status of any collaborative discussions and opportunities will help us determine and plan for the next significant clinical milestone for ENMD-2076.    We intend to augment our cash and cash equivalent balances as of September 30, 2011 by continuing to evaluate opportunities to raise funds from the capital market and will continue to pursue other forms of capital infusion, including strategic alliances or collaborative development opportunities with organizations that have capabilities and/or products that are complementary to our capabilities and products .  However, there can be no assurance that adequate additional financing under such arrangements will be available to us on terms that we deem acceptable, if at all, and within the timeframe we require.

Additional funds raised by issuing equity securities may result in dilution to existing shareholders.  If we fail to obtain additional capital by the second quarter of fiscal 2012, or enter into collaboration agreements with development partners to finance our clinical trials, we will be required to delay or stop further clinical activity on our ENMD-2076 program.

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

-
Stock-Based Compensation – All share-based payment transactions are recognized in the financial statements at their fair values.  Using the straight-line expense attribution method over the requisite service period, which is generally the option vesting term of three years, share-based compensation expense recognized for the nine months ended September 30, 2011 and 2010 totaled approximately $566,000 and $250,000, respectively.

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

RESULTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2011 and September 30, 2010.

           Revenues.  Our 2011 revenues will likely result solely from Celgene’s sale of Thalomid®.  We earn royalties once sales of Thalomid exceed approximately $225 million annually, pursuant to a 2001 agreement with Royalty Pharma, as noted above.  Thalomid® is distributed and sold by Celgene Corporation and/or its affiliates, and thus, we have no control over sales of Thalomid® or the amount, if any, of royalty payments we will receive.  We recorded royalty revenue of $8,852 during the nine month period ended September 30, 2011.  This royalty related to certain sales by Celgene of Thalomid in 2010 that were not reported to Royalty Pharma until the second quarter of 2011, at which time we received our share of the applicable royalty payment.  We do not expect to record any additional revenue in fiscal 2011 until the fourth quarter.

Research and Development Expenses.  Our research and development expenses for the three and nine months ended September 30, 2011 totaled $703,000 and $3,051,000, respectively.  Research and development expenses for the corresponding 2010 periods were $1,292,000 and $3,147,000, respectively.

Reflected in our R&D expenses totaling $703,000 for the three-month period ended September 30, 2011 are direct project costs of $496,000 for ENMD-2076, $13,000 for Panzem® oncology, $5,000 for ENMD-1198 and $4,000 for MKC-1.   The 2010 research and development expenses for the comparable period included $1,045,000 for ENMD-2076, $24,000 for Panzem® oncology, $22,000 for ENMD-1198 and $13,000 for MKC-1.  Research and development expenses totaling $3,051,000 for the nine-month period ended September 30, 2011 include direct project costs of $2,264,000 related to ENMD-2076, $56,000 related to Panzem® oncology, $23,000 related to ENMD-1198 and $29,000 for MKC-1. The 2010 research and development expenses for the comparable period included $2,570,000 for ENMD-2076, $74,000 for Panzem®, and $56,000 for ENMD-1198. Additionally, during the nine-month period ended September 30, 2010, we wrote off approximately $268,000 of costs previously accrued for patients enrolled in MKC-1 clinical trials that wound down before all cycles of treatment were completed.  The decrease in research and development costs in the three month period ended September 30, 2011, as compared to the same period in 2010, relates to fewer patients remaining on trial during the 2011 period and increased costs during the 2010 period to due to the start of the Phase 2 trials in 2010. The overall decrease in research and development costs in the nine-month period ended September 30, 2011, as compared to the same period in 2010, reflects a decrease in costs associated with the clinical development of ENMD-2076 as we had fewer patients enroll during 2011 compared to the 2010 period, in addition to the MKC-1 cost write off of $268,000 during the three months ended March 31, 2010.

At September 30, 2011, accumulated direct project expenses for Panzem® oncology were $54,416,000; direct ENMD-1198 project expenses totaled $13,227,000; and, since acquired, accumulated direct project expenses for ENMD-2076 totaled $20,447,000 and for MKC-1, accumulated project expenses totaled $10,168,000.  Our research and development expenses also include non-cash stock-based compensation totaling $18,000 and $114,000, respectively, for the three and nine months ended September 30, 2011 and $10,000 and $29,000 for the respective corresponding 2010 periods.  The increase in stock-based compensation expense is related to stock options granted in January 2011.  The balance of our research and development expenditures includes facility costs and other departmental overhead, and expenditures related to the non-clinical support of our programs.

We do not expect to fund new research and development in 2011.  To the extent we are able based upon our available funding; we will continue to conduct research on ENMD-2076 in order to comply with stipulations made by the FDA, as well as to increase understanding of the mechanism of action and toxicity parameters of ENMD-2076 and its metabolites.  Completion of clinical development may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

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

As a result of the uncertainties discussed above, among others, we are unable to estimate the duration and completion costs of our ENMD-2076 program or any of our other non-leading programs.  Our failure to enter into collaborative agreements or raise significant capital from external sources could significantly increase our capital requirements and could adversely impact our liquidity.    There can be no assurance that we will be able to successfully access external sources of financing in the future.  Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Research and development expenses decreased to $703,000 during the three months ended September 30, 2011 from $1,292,000 for the corresponding period in 2010.  Research and development expenses decreased slightly to $3,051,000 during the nine months ended September 30, 2011 from $3,147,000 for the corresponding period in 2010. Expenditures during the three and nine months ended September 30, 2011 were specifically impacted by the following:

-
Outside Services – In the three-month period ended September 30, 2011, we expended $4,000 on outside service activities versus $29,000 in the same 2010 period.  For the nine-month period ended September 30, 2011 outside services are $51,000 compared to $40,000 for the same 2010 period.  The increase in 2011 as compared to 2010 reflects an increase in outsourced services related to the development of ENMD-2076.

-
Clinical Trial Costs – Clinical trial costs, which include clinical site fees, monitoring costs and data management costs, decreased to $159,000 in the three months ended September 30, 2011 from $665,000 in the three-month period ended September 30, 2010.  The decrease during this period relates to fewer patients on trial during the 2011 period and increased costs during the 2010 period due to patient enrollment in the Phase 2 trials in 2010.  Clinical trial costs for the nine-month period ended September 30, 2011 decreased to $934,000 from $1,131,000 for the comparable 2010 period.  The decrease relates primarily to the timing of clinical trials as fewer patients were enrolled as of September 30, 2011 compared to the 2010 period.

-
Contract Manufacturing Costs - The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, product release costs and storage fees. Contract manufacturing costs for the three months ended September 30, 2011 decreased by $30,000 compared to the same period in 2010.  For the nine-month period ended September 30, 2011, manufacturing costs increased to $226,000 from $189,000 for the comparable 2010 period.  The increase reflects the encapsulation costs for ENMD-2076 that were incurred in the early part of 2011, plus a credit received in 2010 reflecting a reduction in the scope of previously contracted compatibility, formulation development and GMP manufacture of ENMD-2076.

-
Personnel Costs — Personnel costs increased to $304,000 in the three-month period ended September 30, 2011 from $297,000 in the corresponding 2010 period. For the nine-month period, personnel costs increased in 2011 to $1,018,000 from $957,000 for the corresponding 2010 period.  The increase is attributable to the $85,000 increase in non-cash stock-based compensation expense primarily related to stock options granted in 2011.

-
Also reflected in our 2011 research and development expenses for the three-month period ended September 30, 2011 are patent costs of $134,000 and facility and related expenses of $43,000.  In the corresponding 2010 period, these expenses totaled $133,000 and $50,000, respectively.  For the nine-month period ended September 30, 2011, patent costs were $440,000 and facility and related expenses were $145,000.  In the corresponding 2010 period, these expenses totaled $330,000 and $158,000, respectively. Patent costs during the three and nine months ended September 30, 2011 increased primarily due to higher costs associated with the execution of our intellectual property strategy,  including maintaining our patent portfolio and expanding our patent protection internationally.

General and Administrative Expenses.  General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.

General and administrative expenses decreased to $557,000 in the three-month period ended September 30, 2011 from $692,000 in the corresponding 2010 period.  For the nine-month period, general and administrative expenses increased slightly in 2011 to $2,530,000 from $2,514,000 for the corresponding 2010 period. This increase is attributable to the $230,000 increase in non-cash stock-based compensation expense primarily related to stock options granted in 2011, offset by lower salary and rent expenses.

Interest Expense.  Our term loan from General Electric Capital Corporation, pursuant to a transaction in September 2007, was fully paid on January 3, 2011, and accordingly there was no interest expense recorded for the three and nine month periods ended September 30, 2011.   Interest expense for the three and nine month periods ended September 30, 2010 was approximately $107,000 and $496,000, respectively (including $9,545 and $45,095 of non-cash interest, respectively).

Dividends on Series A Convertible Preferred Stock.  The Consolidated Statement of Operations for the three and nine-month periods ended September 30, 2011 and 2010 reflect a dividend of $251,250 and $753,750, respectively, relating to Series A Convertible Preferred Stock held by Celgene pursuant to a Securities Purchase Agreement dated December 31, 2002. The holders of Series A Preferred Stock accumulate dividends at an annual rate of 6% and will participate in dividends declared and paid on our common stock, if any. All accumulated dividends must be paid before any dividends may be declared or paid on the common stock.  The Company has no plans to pay any dividends in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have been engaged primarily in research and development activities.  As a result, we have incurred and expect to continue to incur operating losses in 2011 and the foreseeable future before we commercialize any products.  Assuming expenses are consistent with the trends of the previous quarter, we expect our current available cash and cash equivalents to meet our cash requirements into the second quarter of fiscal 2012.    If we fail to obtain additional capital by the second quarter of fiscal 2012, or enter into collaboration agreements with development partners to finance our clinical trials, we will be required to delay or stop further clinical activity on our ENMD-2076 program. Having additional financing beyond our current resources will help us plan for the next clinical trial or other milestone for ENMD-2076.

As of September 30, 2011, the Company has operating and liquidity concerns and plans to continue to pursue opportunities to raise additional capital to fund its operating needs.  We did not include any adjustments to the consolidated financial statements included in this Quarterly Report on Form 10-Q to reflect the possible future effects that may result from the uncertainty of our ability to continue as a going concern.

We will require significant additional funding by the second quarter of fiscal 2012 to fund our operations and further ENMD-2076 trials. We intend to augment our cash and cash equivalent balances by pursuing other methods of raising capital, including strategic alliances or collaborative development opportunities with organizations that have capabilities and/or products that are complementary to our capabilities and products in order to continue the development of our potential product candidates that we intend to pursue to commercialization.  If we seek strategic alliances, licenses, or other alternative arrangements, such as arrangements with collaborative partners or others, to raise further financing, we may need to relinquish rights to certain of our existing product candidates, or products we would otherwise seek to develop or commercialize on our own, or to license the rights to our product candidates on terms that are not favorable to us.

We intend to explore one or more of the following alternatives to raise additional capital so that the Company can continue as a going concern:

•	selling additional equity securities;
•	out-licensing product candidates to one or more corporate partners;
•	monetizing our remaining Thalomid® royalty payment stream;
•	completing an outright sale of non-priority assets; and/or
•	engaging in one or more strategic transactions.

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

At September 30, 2011, we had cash and cash equivalents of $1,986,165 with working capital of $1,450,040.

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

Our estimated future capital requirements are uncertain and could change materially as a result of many factors, including the progress of our research, development and clinical activities.  If significant funds are not available through either the capital markets, strategic alliances, or  a partnership or collaboration, we may be required to delay, reduce the scope of or eliminate our research, development or clinical program efforts relating to ENMD-2076, effect additional changes to our facilities or personnel, or obtain funds through other arrangements that may require us to relinquish some of our assets or rights to certain of our existing or future technologies, product candidates, or products on terms not favorable to us.

INFLATION AND INTEREST RATE CHANGES

Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk.  Our investment income is sensitive to the general level of U.S. interest rates.  In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents.  Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of September 30, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Executive Chairman and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of September 30, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Executive Chairman and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted.  Management does not believe such legal proceedings, except as otherwise disclosed herein, are material.

ITEM 1A.  RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of EntreMed’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and the information under “Special Note Regarding Forward-Looking Statements” included in this report.  There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 or as set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, except as follows:

Our common stock may be delisted from The Nasdaq Capital Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

Our shares are listed on the Nasdaq Capital Market.  The Nasdaq Capital Market and Nasdaq rules require, among other things, maintaining a minimum stockholders equity of $2.5 million or a minimum market capitalization of $35 million.  At September 30, 2011, our stockholders’ equity was $1.5 million and market capitalization was $18.6 million.  If the stockholders’ equity continues below the $2.5 million minimum and the Company’s market capitalization continues below the minimum $35 million for thirty consecutive days, we will not be in compliance with the continued listing requirements.  We have received deficiency notices from Nasdaq in the past and have been subject to delisting proceedings and have cured deficiencies in the past.  If we are unable to cure any new failures in a timely manner and our common stock were delisted from the Nasdaq Capital Market, it could be more difficult to buy or sell our common stock and to obtain accurate quotations, and the price of our stock could suffer a material decline.  Trading, if any, of our securities would thereafter be conducted in the over-the-counter market, or the “pink sheets,” or on the OTC Bulletin Board.  Not maintaining our Nasdaq Capital Market listing may result in a decrease in the trading price of our common stock, lessen interest by institutions and individuals in investing in our common stock, make it more difficult to obtain analyst coverage, and make it more difficult for us to raise capital in the future.

We need to raise substantial additional funding to continue the development and clinical trials of ENMD-2076.

We will need substantial additional funding, or a partnership with a third-party, to continue the development of ENMD-2076 and may be unable to raise capital when needed or enter into a strategic partnership or collaboration on attractive terms, which would force us to significantly delay, scale back or discontinue the development of ENMD-2076.  If we raise additional funds through collaboration and/or licensing arrangements with third parties, it may be necessary to relinquish certain rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us.  Should the financing we require to sustain our working capital needs be unavailable to continue the development of ENMD-2076, our business, operating results, financial condition and prospects could be materially and adversely affected and we may be unable to continue our operations.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certification of Executive Chairman
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Executive Chairman
32.2	Section 1350 Certification of Principal Accounting Officer
101
The following financial information from the Registrant’s Quarterly Report on Form   10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL):  (i) Unaudited Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Unaudited Consolidated Statement of Operations for the Three and Nine months ended September 30, 2011 and 2010, (iii) Unaudited Consolidated Statements of Cash Flows for the Three and Nine months ended September 30, 2011 and 2010 and (iv) Notes to Unaudited Consolidated Financial Statements (tagged as blocks of text).*

* This exhibit is furnished and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTREMED, INC.
(Registrant)

Date: November 14, 2011	/s/ Michael M. Tarnow
Michael M. Tarnow
Executive Chairman

Date: November 14, 2011	/s/ Sara B. Capitelli
Sara B. Capitelli
Principal Accounting Officer

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification of Executive Chairman
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Executive Chairman
32.2	Section 1350 Certification of Principal Accounting Officer
101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL):  (i) Unaudited Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Unaudited Consolidated Statement of Operations for the Three and Nine months ended September 30, 2011 and 2010, (iii) Unaudited Consolidated Statements of Cash Flows for the Three and Nine months ended September 30, 2011 and 2010 and (iv) Notes to Unaudited Consolidated Financial Statements (tagged as blocks of text).*

* This exhibit is furnished and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.