Form 10-K
period 2011-12-31
ENTREMED INC
filed 2012-03-09
CIK 895051

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C., 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2011, the aggregate market value of the shares of common stock held by non-affiliates was approximately $24,067,961.

As of March 1, 2012, 12,237,644 shares of the Company’s common stock were outstanding.

Documents Incorporated By Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2011. The proxy statement is incorporated herein by reference into the following parts of the Form 10K:

Part III, Item 10, Directors, Executive Officers and Corporate Governance;

Part III, Item 11, Executive Compensation;

Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters;

Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence; and

Part III, Item 14, Principal Accounting Fees and Services.

ENTREMED, INC.

FORM 10-K - FISCAL YEAR ENDED DECEMBER 31, 2011

TABLE OF CONTENTS

Form 10-K	Form 10-K
Part No.	Item No.	Description	Page No.
I	1	Business	3

	1A	Risk Factors	10

	1B	Unresolved Staff Comments	20

	2	Properties	20

	3	Legal Proceedings	20

	4	Mine Safety Disclosure	20

II	5	Market for Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities	21

	6	Selected Financial Data	22

	7	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

	7A	Quantitative and Qualitative Disclosures About Market Risk	30

	8	Financial Statements and Supplementary Data	30

	9	Changes in and Disagreements with Accountants On Accounting and Financial Disclosure	30

	9A	Controls and Procedures	31

	9B	Other Information	31

III	10	Directors, Executive Officers and Corporate Governance	32

	11	Executive Compensation	32

	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	32

	13	Certain Relationships and Related Transactions, and Director Independence	33

	14	Principal Accounting Fees and Services	33

IV	15	Exhibits and Financial Statement Schedules	33

		Signatures	38

		Audited Consolidated Financial Statements	F-1

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

Actual results could differ materially from those currently anticipated due to a number of factors, including: the risk that we may be unable to continue as a going concern as a result of our inability to raise sufficient capital for our operational needs; the risk that our stockholders may not approve our recent financing transaction and our ability to repay the indebtedness incurred in connection with issuance and sale of the convertible notes if such notes are not converted into shares of common stock; the possibility that we may be delisted from trading on the Nasdaq Capital Market; the volatility of our common stock; our inability to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidate; risks relating to the need for additional capital and the uncertainty of securing additional funding on favorable terms; declines in actual sales of Thalomid® resulting in reduced royalty payments; risks associated with our product candidates; any early-stage products under development; results in preclinical models are not necessarily indicative of clinical results; uncertainties relating to preclinical and clinical trials, including delays to the commencement of such trials; the lack of success in the clinical development of any of our products; dependence on third parties; and risks relating to the commercialization, if any, of our proposed products (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks).

We caution investors that actual results or business conditions may differ materially from those projected or suggested in forward-looking statements as a result of various factors including, but not limited to, those described above and in Section IA, “Risk Factors” of this Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (this “Annual Report”) and our other filings with the Securities and Exchange Commission (“SEC”). We cannot assure you that we have identified all the factors that create uncertainties. Moreover, new risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Readers should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.	BUSINESS.

EntreMed, Inc. (“EntreMed” or “the Company”) (Nasdaq: ENMD) is a clinical-stage pharmaceutical company employing a drug development strategy primarily in the United States and China to develop targeted therapeutics for the global market. Our current lead drug candidate is ENMD-2076, an Aurora A and angiogenic kinase inhibitor for the treatment of cancer. ENMD-2076 has completed Phase 1 studies in patients with advanced solid tumors, multiple myeloma and leukemia and is currently completing data for a multi-center Phase 2 study in patients with platinum resistant ovarian cancer.

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

Clinical Phase 1 results were published (Clin Cancer Res 2011;17:849-860) and data from the leukemia and myeloma studies were presented during the American Society of Hematology meeting in December 2010. Anti-cancer activity was demonstrated with ENMD-2076 treatment in a variety of solid and hematological cancer patients. Also, as previously reported, at the American Society of Clinical Oncology (“ASCO”) Annual Meeting in June 2011, Phase 2 data in ovarian cancer patients was presented by the principal investigator conducting the Phase 2 ENMD-2076 study. The data demonstrated ENMD-2076 activity in a population of difficult to treat platinum resistant patients. In October 2011, we announced that the final data for the primary endpoint of progression free survival rate at 6 months was 22 percent.  We believe that this data, together with the Phase 1 results, provide support for additional clinical studies in ovarian cancer and other forms of cancer in combination with other cancer therapeutics. We continue to monitor patients who are receiving ENMD-2076, and are focused on collecting additional data on overall survival and other endpoints. We intend to advance our clinical development of ENMD-2076 and are currently assessing strategies with our clinical trial investigators and consultants and intend to pursue opportunities and leverage our resources in both the United States and China.

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

OTHER PRODUCT CANDIDATES

ENMD-2076 is our only program currently under active clinical evaluation. The selection of ENMD-2076 as our lead product candidate allows us to direct the majority of our resources to advance its clinical development. However, we also own the intellectual property to other early-stage therapeutic candidates and intend to be proactive and opportunistic about other potential drug candidates.

Our other product candidates have included MKC-1, ENMD-1198 and 2-methoxyestrdiol (2ME2, Panzem) for treatment of rheumatoid arthritis. Clinical trial activities have previously been conducted with these candidates, but in an effort to focus on the development of ENMD-2076, no additional resources have been expended on these programs.

PRECLINICAL

Our focus is on clinical development and our lead drug candidate is ENMD-2076. We will be proactive and opportunistic about other potential drug candidates in various stages that can be accelerated using our United States-China drug development strategy.

RECENT DEVELOPMENTS

On January 20, 2012, we entered into a Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”) with certain strategic accredited investors, including Emerging Technology Partners (“ETP”) and IDG-Accel China Growth Fund (“IDG”), pursuant to which we agreed to issue and sell to the investors subordinated mandatorily convertible notes with an aggregate principal amount of $10 million (such transaction, the “Strategic Financing”). We also issued warrants to purchase an aggregate of 1,739,132 shares of common stock, which are exercisable at $1.40 per share.

Subject to the approval of our stockholders at our 2012 stockholder meeting, the notes will automatically and immediately convert into shares of common stock and the warrants will become exercisable 90 days after stockholder approval.  The notes may not be prepaid without the consent of the holder of the note. The notes have a maturity date of August 31, 2012, bear an interest rate of 6% and will convert at a conversion price of $1.15 per share (subject to adjustment for stock splits, dividends and combinations and recapitalizations).  The conversion price reflects the 10-day average closing sale price of our common stock ending on January 20, 2012. The notes are not convertible, and the warrants are not exercisable, prior to receiving stockholder approval. If stockholder approval is not obtained, we will be required to pay liquidated damages to the investors equal to an aggregate of $1.2 million. The investors have agreed that, without stockholder approval, the notes may not be converted, and the warrants may not be exercised, in whole or in part, as applicable, into shares of common stock if such conversion or exercise would result in the investor (either individually or as part of a “group” under the United States federal securities laws) owning, or having a right to acquire, the greater of (i) 17.50% of the outstanding shares of our common stock or (ii) such number of shares that would cause a “change in control” under the applicable rules of the Nasdaq Stock Market. Additionally, if stockholder approval is not obtained, we are prohibited, under the rules of the Nasdaq Stock Market, from issuing more than 19.9% of our outstanding stock (based on the number of shares outstanding as of the date of the Purchase Agreement), in the aggregate, to the investors.

We granted each of ETP and IDG, as representatives of the investors, the right to designate one member to our Board of Directors, or to each designate a board observer (an “Investor Designee”). In the event ETP or IDG declines to designate an Investor Designee, the other shall have the right to designate a second Investor Designee. Pursuant to the terms of the Purchase Agreement, the board representation rights shall decrease ratably in proportion to their ownership of common stock, such that the percentage of the Board of Directors represented by the Investors Designees shall not exceed the investors’ aggregate proportionate percentage equity ownership in the Company at any time. The board representation rights will terminate if the aggregate number of shares held by the investors is 2% or less of the shares purchased at the closing of the Strategic Financing.

In connection with the Strategic Financing, Celgene Corporation (“Celgene”), the sole holder of our outstanding Series A Convertible Preferred Stock (“Series A Preferred”), agreed to vote in favor of the Strategic Financing at the our 2012 stockholder meeting and, upon the approval of the transaction at such stockholder meeting, to (i) convert all outstanding shares of its Series A Preferred into common stock; (ii) waive all accrued dividends on the Series A Preferred, and (iii) terminate all governance rights associated with the Series A Preferred.

Pursuant to the China Rights Agreement that we entered into with Selected Value Therapeutics, LLC (“SVT”) on September 7, 2010, SVT had previously exercised its right to enter into a license agreement with us regarding certain rights for ENMD-2076 in China, Hong Kong, Macau and Taiwan (“China Rights”). On March 4, 2012, we entered into an agreement with SVT pursuant to which the China Rights Agreement terminated and any rights of SVT were transferred to us.

OPERATING LOSSES

To date, we have been engaged exclusively in research and development activities. As a result, we have incurred operating losses through December 31, 2011 and expect to continue to incur operating losses for the foreseeable future before commercialization of any products. We spent $3,457,000 on research and development in 2011, as compared to $4,830,000 in 2010. The decrease research and development spending relates to fewer patients enrolling in and remaining on clinical trials during 2011 and increased costs during 2010 due to the start of the Phase 2 trials. To accomplish our business goals, we, or prospective development partners, will be required to conduct substantial development activities for product candidates that we intend to pursue to commercialization. We intend to continue to pursue strategic relationships to provide resources for the further development of our product candidates. There can be no assurance, however, that these discussions will result in relationships or additional funding. In addition, we may continue to raise capital through the public or private sale of securities. There can be no assurance that we will be successful in securing such additional capital on favorable terms, if at all.

MANAGEMENT

Our management team has aligned our business strategy with our core scientific strengths, while maintaining prudent resource management, fiscal responsibility and accountability.  The team has directed EntreMed's financial resources and R&D strategy to focus primarily on the development of our Aurora A/angiogenic kinase inhibitor, ENMD-2076.

The current senior management team includes: Dr. Carolyn F. Sidor, Vice President & Chief Medical Officer; Cynthia W. Hu, Chief Operating Officer, General Counsel & Secretary; and Sara B. Capitelli, Vice President, Finance & Principal Accounting Officer. Dr. Wei-Wu He serves as our Executive Chairman and Dwight L. Bush serves as our Vice Chairman of our Board of Directors.

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

Kinase Inhibition. Kinases are enzymes that are primary regulators of many essential processes in living cells. There are approximately 500 different kinases encoded in the human genome, and these proteins act together in intricate communication networks and pathways to control virtually every aspect of cellular function. The reliance of the cell on kinases to regulate function can be disastrous when kinase signaling becomes aberrant. Many human diseases have been linked to these enzymes including all forms of cancer, arthritis, inflammation, diabetes, and cardiovascular disease. The inhibition of kinases as a targeted therapeutic approach has now been validated by several drugs that have advanced successfully through clinical trials to the marketplace. The integral role kinases play in angiogenesis and cell cycle regulation has led us to develop inhibitors to key kinases involved in these processes.

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

We intend to establish a Chinese subsidiary, or other legal entity, that will execute the China portion of our drug development strategy, including conducting clinical trials in China, pursuing local funding opportunities and strategic collaborations, and implementing our plan for accelerated development and commercialization in the China market.

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

Clinical Trial Centers. As of March 1, 2012, we are conducting clinical trials for ENMD-2076 at the following institutions:

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

With respect to our leading program, ENMD-2076, we directly own patent applications for the lead compound, ENMD-2076, and also for a library of over 600 analogs. Ownership includes 3 issued or allowed United States patents, 2 pending United States applications, 9 issued foreign patents and 27 pending foreign applications. Our issued patents for ENMD-2076 expire September 9, 2026, and in the case of the issued U.S. patent, 7,563,787, March 5, 2027. Pending patent applications for ENMD-2076 provide coverage through 2026. Patent applications pending for the over 600 analogs provide coverage ranging from 2025 to 2028.

With respect to our entire patent estate for all of our product candidates, we directly own 12 United States issued patents and patent applications and 22 foreign issued patents and patent applications, and have exclusively in-licensed 9 United States issued patents and 190 foreign issued patents and patent applications. We review and assess our portfolio on a regular basis to ensure protection and to align our patent strategy with our overall business strategy.

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

Preparing drug candidates for regulatory approval has historically been a costly and time-consuming process. Generally, in order to gain FDA permission to test a new agent, a developer first must conduct preclinical studies in the laboratory and in animal model systems to gain preliminary information on an agent's effectiveness and to identify any safety problems. The results of these studies are submitted as a part of an Investigational New Drug Application (“IND)” application for a drug or biologic, which the FDA must review before human clinical trials of an investigational drug can begin. In addition to the known safety and effectiveness data on the drug or biologic, the IND must include a detailed description of the clinical investigations proposed. Based on the current FDA organizational structure, ENMD-2076 is regulated as a new chemical entity by the FDA’s Center for Drug Evaluation and Research (CDER). Generally, as new chemical entities like our small molecules are discovered, formal IND-directed toxicology studies are required prior to initiating human testing. Clinical testing may begin 30 days after submission of an IND to the FDA unless FDA objects to the initiation of the study or has outstanding questions to discuss with the IND sponsor.

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

EMPLOYEES

Our work force is aligned to support the clinical development of ENMD-2076 and core areas of our operations and currently consists of 7 full-time employees and 1 part-time employee. Certain of our activities, such as manufacturing and clinical trial operations, are outsourced at the present time. We may hire additional personnel, in addition to utilizing part-time or temporary consultants, on an as-needed basis. None of our employees are represented by a labor union, and we believe our relations with our employees are satisfactory.

CORPORATE HEADQUARTERS

We were incorporated under Delaware law in 1991. Our principal executive offices are located at 9640 Medical Center Drive, Rockville, Maryland 20850, and our telephone number is (240) 864-2600. We also lease office space in Durham, North Carolina, where our clinical and regulatory operations are based.

AVAILABLE INFORMATION

Through our website at www.entremed.com, we make available, free of charge, our filings with the Securities and Exchange Commission (“SEC”), including our annual proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission. Our filings are also available through the Securities and Exchange Commission via their website, http://www.sec.gov. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The information contained on our website is not incorporated by reference in this Annual Report on Form 10-K (this “Annual Report”) and should not be considered a part of this report.

ITEM 1A.	RISK FACTORS.

If Our Stockholders Do Not Approve the Strategic Financing, We Do Not Have Sufficient Funds to Repay our Indebtedness And Will Have to Pay Liquidated Damages to the Investors.

If our stockholders fail to approve the Strategic Financing at our 2012 annual meeting, the convertible notes issued to the investors will not automatically convert into common stock, and the notes will mature on August 31, 2012. We do not currently have sufficient capital to repay the $10 million principal amount of the notes and the accrued interest on the maturity date. Additionally, we must pay the investors an aggregate of $1.2 million of liquidated damages in the event that we do not obtain stockholder approval of the Strategic Financing. The failure to approve the Strategic Financing could have a material adverse effect on our financial condition and may cause us to file for bankruptcy protection or promptly wind down our operations.

Even if the Strategic Financing is Approved and the Notes are Converted into Common Stock, We Will Need to Raise Additional Capital in the Future to Continue our Business, and our Independent Registered Public Accounting Firm Has Expressed Substantial Doubt as to our Ability to Continue as a Going Concern

We estimate that our current capital resources will not be sufficient to fund our operations through 2012, unless shareholder approval of the transaction discussed in this Annual Report is obtained at our annual meeting. In addition, our financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, our independent registered public accounting firm’s report on our financial statements as of and for the fiscal year ended December 31, 2011 includes an explanatory paragraph that states that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent on our success at raising additional capital sufficient to meet our obligations on a timely basis and to ultimately attain profitability. In the event we are unable to successfully raise additional capital, it is unlikely that we will have sufficient cash flows and liquidity to finance our business operations as currently contemplated. Accordingly, in the event new financing is not approved by the shareholders, we will likely reduce general and administrative expenses and delay clinical development activity until we are able to obtain sufficient financing to do so. These factors could significantly limit our ability to continue as a going concern.

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

We have experienced losses in each year since inception. Through December 31, 2011, we had an accumulated deficit of approximately $379 million.   We will seek to raise capital to continue our operations and although we have been successfully funded to date through the sales of our equity securities and through limited royalty payments, there is no assurance that our capital-raising efforts will be able to attract the funding needed to sustain our operations.  If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. In such event, investors may lose a portion or all of their investment.

Losses have continued since December 31, 2011.  We expect that our ongoing clinical and corporate activities will result in operating losses for the foreseeable future before we commercialize any products, if ever.  In addition, to the extent we rely on others to develop and commercialize our products, our ability to achieve profitability will depend upon the success of these other parties.  To support our research and development of certain product candidates, we may seek and rely on cooperative agreements from governmental and other organizations as a source of support. If a cooperative agreement were to be reduced to any substantial extent, it may impair our ability to continue our research and development efforts.  Even if we do achieve profitability, we may be unable to sustain or increase it.

Our Common Stock May be Delisted From The NASDAQ Capital Market, Which Could Negatively Impact the Price of Our Common Stock and Our Ability to Access the Capital Markets

During 2011, we received a deficiency notice from Nasdaq regarding non-compliance with the minimum stockholders equity and the minimum Market Value of Publicly Held Shares rules, in accordance with Nasdaq Listing Standards for the Nasdaq Capital Market. Under Nasdaq rules, we are required to maintain minimum stockholders' equity of $2.5 million. On November 28, 2011, we received a letter from Nasdaq, notifying us that we had failed to comply with Nasdaq Listing Rule 5550(b)(1), which requires that we maintain a minimum of $2.5 million in stockholders’ equity for continued listing on the Nasdaq Capital Market if we do not otherwise meet the other requirements under the Nasdaq Capital Market continued listing rules.  Nasdaq granted us until January 6, 2012 to submit a plan to regain compliance with the continued listing rule. We submitted a plan of compliance on January 6, 2012.

On February 3, 2012, we received a letter from Nasdaq that it had accepted our plan of compliance and, pursuant to such plan, has granted us an extension until May 21, 2012 to evidence compliance with the Nasdaq continued listing rules. If we fail to evidence compliance with the continued listing rules upon the filing of its periodic report for the quarter ending June 30, 2012, we may be subject to delisting, at which time we may appeal the Nasdaq Staff’s determination to a Nasdaq Hearings Panel. There is no assurance that we would be able to cure another listing rule deficiency. If we are not able to comply with the listing standards of the Nasdaq Capital Market, our common stock will be delisted from Nasdaq and an associated decrease in liquidity in the market for our common stock will occur. In addition, the delisting of our common stock could materially adversely affect our access to the capital markets, and any limitation on liquidity or reduction in the price of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from The NASDAQ Capital Market could also result in other negative implications, including the potential loss of confidence by our research partners and suppliers, the loss of institutional investor interest and fewer business development opportunities.

IDG And its Affiliates Will Become Our Largest Holder Of Common Stock And May Have Different Interests Than Our Other Stockholders.

If the Strategic Financing is approved, IDG and its affiliated entities will become a holder of approximately 19.6% of the outstanding shares of our common stock (including the shares issued in the Strategic Financing and upon the conversion of Celgene’s Series A Preferred to common stock, and excluding the shares issuable under the warrants held by IDG) and is permitted to have a representative on the Board of Directors. IDG may have interests that are different from the interests of the other stockholders. We cannot assure that IDG will not seek to influence our business in a manner that is contrary to our goals or strategies or the interests of other stockholders.

Conversion Of The Convertible Notes Will Dilute The Ownership Interest Of Our Existing Stockholders.

The conversion of the outstanding convertible notes upon the approval of the Strategic Financing will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants. In addition, future sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline, and could materially impair our ability to raise capital through the sale of additional securities.

Subsequent Resales Of Shares Of Our Common Stock In The Public Market May Cause The Market Price Of Our Common Stock To Fall.

If the Strategic Financing is approved, the notes will automatically convert into shares of our common stock. We have agreed to file a registration statement within 90 days of stockholder approval to permit the resale of the shares issuable upon the conversion. The market value of our common stock could decline as a result of sales by the investors from time to time of a substantial amount of the shares of common stock held by them.

We Plan To Conduct Research And Operations In China, Which Exposes Us To Risks Inherent In Doing Business In China.

We expect to conduct research and development related activities in China in 2012. To be successful in China we will need to: establish facilities and clinical trials; attract and retain qualified personnel to operate our Chinese subsidiary; and attract and retain research and development employees. We cannot assure you that we will be able to do any of these. Employee turnover in China is high due to the intensely competitive and fluid market for skilled labor. Operations in China are subject to greater political, legal and economic risks than our operations in other countries. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, employee benefits and other matters. In addition, we may not obtain or retain the requisite legal permits to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. Any one of the factors cited above, or a combination of them, could result in unanticipated costs, which could materially and adversely affect our business and planned operations and development in China.

The Current Capital and Credit Market Conditions May Adversely Affect the Company’s Access to Capital, Cost of Capital, and Ability to Execute its Business Plan as Scheduled

Access to capital markets is critical to our ability to operate. Traditionally, biopharmaceutical companies (such as we) have funded their research and development expenditures through raising capital in the equity markets.  Declines and uncertainties in these markets over the past two years have severely restricted raising new capital in amount sufficient to significantly conduct our ENMD-2076 program and have affected our ability to continue to expand or fund research and development efforts with our other product candidates. We require significant capital for research and development for our product candidates and clinical trials. In recent years, the general economic and capital market conditions in the United States have deteriorated significantly and have adversely affected our access to capital and increased the cost of capital, and there is no certainty that a recovery in the capital and credit markets, enabling us to raise capital in an amount to sufficiently fund our short-term and long-term plans, will occur in 2012.  If these economic conditions continue or become worse, our future cost of equity or debt capital and access to the capital markets could be adversely affected. In addition, our inability to access the capital markets on favorable terms because of our low stock price, or upon our delisting from the NASDAQ Capital Market if we fail to satisfy a listing requirement, could affect our ability to execute our business plan as scheduled. Moreover, we rely and intend to rely on third parties, including our clinical research organizations, third party manufacturers, and certain other important vendors and consultants. As a result of the current volatile and unpredictable global economic situation, there may be a disruption or delay in the performance of our third-party contractors and suppliers. If such third parties are unable to adequately satisfy their contractual commitments to us in a timely manner, our business could be adversely affected.

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

At December 31, 2011, we had cash of approximately $1,081,000. Other than the Strategic Financing that was completed in February 2012, we currently have no commitments or arrangements for any financing.  Even if the Strategic Financing is approved, we may continue to seek additional capital through public or private financing or collaborative agreements later in 2012. Our operations require significant amounts of cash. We may be required to seek additional capital, whether from sales of equity or debt or additional borrowings, for the future growth and development of our business. We can give no assurance as to the availability of such additional capital or, if available, whether it would be on terms acceptable to us. In addition, we may continue to seek capital through the public or private sale of securities, if market conditions are favorable for doing so. If we are successful in raising additional funds through the issuance of equity securities, stockholders will likely experience substantial dilution, or the equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities would have rights, preferences, and privileges senior to those of our common stock. The current credit environment has negatively affected the economy, and we have considered how it might affect our business. If we are not successful in obtaining sufficient capital because we are unable to access the capital markets on favorable terms, it could reduce our research and development efforts, curtail significantly our development of ENMD-2076 and may materially adversely affect our future growth, results of operations and financial results.

We Rely Exclusively on the Royalty Payments Based upon Thalomid® Sales by a Third Party to Produce our Revenues, and We Do Not Have Any Late Stage Product Candidates

We entered into a licensing agreement in 2001 regarding royalty payments for Thalomid®, and in 2004, certain provisions of that agreement were satisfied, which then entitled us to share in royalty payments received by Royalty Pharma Finance Trust on annual Thalomid® sales above a certain threshold. Based on the licensing agreement royalty formula, annual royalty sharing with Royalty Pharma commences when net royalties received by Royalty Pharma exceeds $15,375,000. During the year ended December 31, 2011, royalty payments from Thalomid® sales by Celgene Corporation accounted for substantially all of our total revenues.  As Thalomid® is distributed and sold by Celgene and/or its affiliates, we are reliant on a third party for our revenues.

As expected, our royalty payment in 2011 experienced a decline as compared to 2010, and our total revenues earned in 2011 were significantly lower than 2010.   Based on the trend, we expect annual sales of Thalomid® in 2012 to decrease, which will result in a material reduction in our revenues. A wide variety of events could cause Thalomid® sales to decline, including for example, if a competing drug gains greater market share or wider acceptance, or if regulatory approvals for certain uses of Thalomid® are withdrawn, such events could adversely affect our royalty revenue.  In the event that Celgene determines to cease selling Thalomid® or target its sales efforts to other proprietary drugs, or unexpected adverse effects are reported by patients or doctors in connection with the use of Thalomid®, patient and physician confidence in Thalomid® as a treatment could be adversely affected. The inability of one of these third parties to perform these functions, or the failure of any of these parties to perform successfully, could cause our revenues to suffer. Additionally, if a competitor to Celgene successfully introduces a generic pharmaceutical product equivalent to Thalomid® at a relatively lower price and bypasses Celgene’s S.T.E.P.S.® proprietary distribution program, such action could have the effect of reducing the market share and profitability of Thalomid®, thus potentially causing a material adverse effect on our revenues and cash flow. Because we are dependent on sales of Thalomid®, any reduction in Thalomid® sales for any reason, including, but not limited to, the reasons described, would cause our results of operations to suffer.

Additionally, we do not have any late stage clinical programs, and ENMD 2076 is in a Phase 2 trial. There is no assurance that ENMD-2076 will progress to further Phase 2 trials or advance to a Phase 3 trial, or that we will be able to finance such clinical trials. Accordingly, we do not have any near-term prospects of generating revenues from the commercial sale of ENMD-2076 or any of our product candidates.

The Market Price of Our Common Stock May Be Highly Volatile or May Decline Regardless of Our Operating Performance

Our common stock price has fluctuated from year-to-year and quarter-to-quarter and will likely continue to be volatile.   During 2011, our stock price ranged from $0.93 to $6.57. We expect that the trading price of our common stock is likely to be highly volatile in response to factors that are beyond our control. The valuations of many biotechnology companies without consistent product revenues and earnings are extraordinarily high based on conventional valuation standards, such as price to earnings and price to sales ratios. These trading prices and valuations may not be sustained. In the future, our operating results in a particular period may not meet the expectations of any securities analysts whose attention we may attract, or those of our investors, which may result in a decline in the market price of our common stock. Any negative change in the public’s perception of the prospects of biotechnology companies could depress our stock price regardless of our results of operations. These factors may materially and adversely affect the market price of our common stock.

Our Preferred Stockholder Would Have Priority in Distributions Over our Common Stockholders Following a Liquidation Event Affecting the Company. As a Result, in the Event of a Liquidation Event, our Common Stockholders Would Receive Distributions Only After Priority Distributions Are Paid

In the event of a Liquidation Event (as such term is defined in our Certificate of Designation of Series A Convertible Preferred Stock), Celgene, the sole holder of our outstanding Series A Convertible Preferred Stock (“Series A Preferred”), would be paid an amount equal to the Series A Preferred liquidation preference of $10.00 per share of Series A Preferred in the aggregate amount of $33,500,000, plus all accrued and unpaid dividends on such shares of Series A Preferred, which totals approximately $9 million as of December 31, 2011.  Additionally, unless waived, the holder of the Series A Preferred would be entitled to receive the Series A liquidation preference plus all accrued and unpaid dividends prior to any distributions to our common stockholders upon the occurrence of certain other liquidation events. As a result, in the event of a Liquidation Event, our common stockholders’ ability to realize value for their shares would be subject to the payment of such priority distributions. Celgene has agreed to convert its Series A Preferred upon stockholder approval of the Strategic Financing, which result in the cancellation of the outstanding Series A Preferred and elimination of this liquidation preference. However, there is no assurance that stockholder approval will be obtained at the annual meeting.

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

Although several of our other product candidates have demonstrated some promising results in early clinical (human) trials and preclinical (animal) studies, they may not prove to be effective in subsequent clinical trials. For example, testing on animals may occur under different conditions than testing in humans and therefore the results of animal studies may not accurately predict human experience. Likewise, early clinical studies may not be predictive of eventual safety or effectiveness results in larger-scale pivotal clinical trials. Our clinical development primary focus is on ENMD-2076 and as such we do not expect to internally pursue clinical investigation of our other product candidates.

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

Our Potential Products Are Subject to Government Regulatory Requirements and an Extensive Approval Process

Our research, development, preclinical and clinical trials, manufacturing, and marketing of most of our product candidates are subject to an extensive regulatory approval process by the FDA and other regulatory agencies in the United States and abroad, and once we commence operations in China, the State Food and Drug Administration (“SFDA”) in China. The process of obtaining FDA, SFDA and other required regulatory approvals for drug and biologic products, including required preclinical and clinical testing, is time consuming and expensive. Even after spending time and money, we may not receive regulatory approvals for clinical testing or for the manufacturing or marketing of any products. Our collaborators or we may encounter significant delays or costs in the effort to secure necessary approvals or licenses. Even if we obtain regulatory clearance for a product, that product will be subject to continuing review. Later discovery of previously unknown defects or failure to comply with the applicable regulatory requirements may result in restrictions on a product’s marketing or withdrawal of the product from the market, as well as possible civil or criminal penalties.

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

We May Engage in Strategic and Other Corporate Transactions, Which Could Negatively Affect Our Business and Earnings

In 2012, we may consider strategic and other corporate transactions as opportunities present themselves.  There are risks associated with such activities. These risks include, among others, incorrectly assessing the quality of a prospective strategic partner, encountering greater than anticipated costs in integration, being unable to profitably deploy assets acquired in the transaction, such as drug candidates, possible dilution to our stockholders, and the loss of key employees due to changes in management. Further, strategic transactions may place additional constraints on our resources by diverting the attention of our management from our business operations. To the extent we issue securities in connection with additional transactions, these transactions and related issuances may have a dilutive effect on earnings per share and our ownership. Our earnings, financial condition, and prospects after an acquisition depend in part on our ability to successfully integrate the operations of the acquired business or technologies. We may be unable to integrate operations successfully or to achieve expected cost savings. Any cost savings which are realized may be offset by losses in revenues or other charges to earnings.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	PROPERTIES.

As of December 31, 2011, we leased approximately 4,367 square feet of space in Rockville, Maryland where our headquarters are located. In addition, as of December 31, 2011, we leased office space in Durham, North Carolina where our clinical operations are based. We believe that our existing facilities are adequate to meet our needs for the foreseeable future. We do not own any real property.

ITEM 3.	LEGAL PROCEEDINGS.

EntreMed is subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, except as otherwise disclosed herein, are material.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity

The following table sets forth the high and low closing price for our common stock by quarter, as reported by the NASDAQ Capital Market and adjusted for the retrospective application of the 1-for-11 reverse stock split effected on July 1, 2010, for the periods indicated:

Closing Prices
	HIGH	LOW
2011:
First Quarter	$6.57	$4.64
Second Quarter	5.50	2.26
Third Quarter	2.61	1.19
Fourth Quarter	1.90	0.93
2010:
First Quarter	$11.88	$7.15
Second Quarter	8.47	4.40
Third Quarter	4.37	2.42
Fourth Quarter	7.37	3.26

On March 2, 2012, the closing price of our common stock, as reported by The NASDAQ Capital Market, was $2.04 per share. As of March 2, 2012 there were approximately 755 holders of record of our common stock.

Dividend Policy

Since our initial public offering in 1996, we have not paid cash dividends on our common stock. We currently anticipate that any earnings will be retained for the continued development of our business and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Our Series A Convertible Preferred Stock (“Series A Preferred”) is held exclusively by Celgene. The Series A Preferred accrues dividends on each share of Series A Preferred at 6% per year of the original issue price of the Series A Preferred Stock, which is $5.00 per share. In the event of any liquidation, dissolution or winding up the Company, or the bankruptcy of the Company, all accrued and unpaid dividends will be added to the liquidation preference of such shares of Series A Preferred. The amount of the liquidation preference of the Series A Preferred is $33,500,000, and as of December 31, 2011, accrued Series A Preferred dividends totaled $9,045,000. Upon shareholder approval of the Strategic Financing, Celgene has agreed to waive all accrued dividends on the Series A Preferred, and to convert its shares of Series A Preferred to shares of common stock. Upon conversion, the liquidation preference on such shares of Series A Preferred shall be eliminated.

ITEM 6.	SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. See also “Risk Factors” in Item 1A of this Annual Report.

OVERVIEW

We are a clinical-stage pharmaceutical company employing a drug development strategy primarily in the United States and China to develop targeted therapeutics for the global market. Our current lead drug candidate is ENMD-2076, an Aurora A and angiogenic kinase inhibitor for the treatment of cancer. ENMD-2076 has completed Phase 1 studies in patients with advanced solid tumors, multiple myeloma and leukemia and is currently completing data for a multi-center Phase 2 study in patients with platinum resistant ovarian cancer.

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

Clinical Phase 1 results were published (Clin Cancer Res 2011;17:849-860) and data from the leukemia and myeloma studies were presented during the American Society of Hematology meeting in December 2010. Anti-cancer activity was demonstrated with ENMD-2076 treatment in a variety of solid and hematological cancer patients. Also, as previously reported, at the American Society of Clinical Oncology (ASCO) Annual Meeting in June 2011, Phase 2 data in ovarian cancer patients was presented by the principal investigator conducting the Phase 2 ENMD-2076 study. The data demonstrated ENMD-2076 activity in a population of difficult to treat platinum resistant patients. In October 2011, we announced that the final data for the primary endpoint of progression free survival rate at 6 months was 22 percent.  We believe that this data, together with the Phase 1 results, provide support for additional clinical studies in ovarian cancer and other forms of cancer in combination with other cancer therapeutics. We continue to monitor patients who are receiving ENMD-2076, and are focused on collecting additional data on overall survival and other endpoints. We intend to advance our clinical development of ENMD-2076 and are currently assessing strategies with our clinical trial investigators and consultants and intend to pursue opportunities and leverage our resources in both the United States and China.

ENMD-2076 has received orphan drug designation for the treatment of ovarian cancer, multiple myeloma and acute myeloid leukemia (“AML”).

ENMD-2076 is our only program currently under active clinical evaluation. This prioritization allows us to direct the majority of our limited resources to the clinical development of ENMD-2076. With the completion of our recent financing, as discussed below, we will continue to pursue the development of ENMD-2076 and will evaluate other therapeutic drug candidates available internally and externally. We are currently in the planning stages for the next ENMD-2076 trial. In developing drug candidates, we intend to use and leverage resources available to us in both the United States and China. In line with capitalizing on the drug development and capital resources available in China, we intend to establish a subsidiary in China during 2012. We intend to pursue additional financing opportunities as well as opportunities to raise capital through forms of non- or less- dilutive arrangements, such as partnerships and collaborations with organizations that have capabilities and/or products that are complementary to our capabilities and products in order to continue the development of our product candidate that we intend to pursue to commercialization. However, there can be no assurance that adequate additional financing under such arrangements will be available to us on terms that we deem acceptable, if at all.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. At December 31, 2011, we had an accumulated deficit of $379 million. We expect to continue to incur expenses, resulting in operating losses, for the foreseeable future due to, among other factors, our continuing clinical trials, planned future clinical trials, and other anticipated research and development activities. Based on current plans, we expect our current available cash and cash equivalents to meet our cash requirements for the next twelve months, subject to approval of the Strategic Financing at our 2012 shareholder meeting. Therefore, until the approval of the Strategic Financing at the 2012 shareholder meeting, there exists substantial doubt about our ability to continue as a going concern. We will require significant additional funding to fund operations if we ever become profitable. Although the proceeds from the Strategic Financing allow us to have sufficient cash to meet its cash requirements into fiscal 2013, the financing is subject to approval by stockholders at our 2012 annual meeting. Our largest stockholder, Celgene Corporation (“Celgene”), has agreed to vote in favor of the transaction however, there can be no assurance that we will receive the requisite votes necessary to approve the transaction. If the stockholders do not approve the transaction, the convertible notes will not automatically convert into common stock, and we will be required to pay $1.2 million in liquidated damages to the investors. Additionally, the convertible notes mature on August 31, 2012, and we would be required to pay the principal and accrued interest if the notes do not convert. In such event, and if we are unable to raise additional financing, we will likely abandon its drug development plans and wind down our operations. Additionally, if we fail to raise additional capital when needed, or to enter into collaboration agreements with development partners to finance our clinical trials when funds are not otherwise available to us, we may be required to delay, scale back, or eliminate our clinical program.

On June 28, 2011, we entered into the Standby Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA Global”), a fund managed by Yorkville Advisors, LLC. Concurrent with the signing of the SEDA, we agreed to sell shares to YA Global and received gross proceeds of $1.1 million on June 29, 2011. The number of shares for the initial drawdown of $1.1 million was determined in accordance with the SEDA and settled in shares in equal amounts over the five weeks ending August 5, 2011. The total number of shares issued to YA Global related to the initial drawdown of $1.1 million, net of issuance costs of $155,000, was 600,412 shares. We terminated the SEDA agreement on January 31, 2012, in connection with the closing of the Strategic Financing.

We completed four private placements of our common stock in 2010. On January 11, 2010, we sold 284,092 shares of our common stock to an institutional investor for an aggregate purchase price of $2,500,000, or $8.80 per share. On February 3, 2010, we sold 349,650 shares of our common stock to the same institutional investor for an aggregate purchase price of $2,500,000, or $7.15 per share. On April 16, 2010, we sold 526,500 shares of common stock to the same institutional investor for an aggregate purchase price of $3,000,000 or $5.70 per share. On September 7, 2010, we sold 1,886,662 shares of common stock to a group of strategic investors for an aggregate purchase price of $5,094,000, or $2.70 per share. Our net proceeds from these four offerings were approximately $12.1 million. Additional funds raised by issuing equity securities, may result in dilution to existing shareholders.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Our critical accounting policies, including the items in our financial statements requiring significant estimates and judgments, are as follows:

-	Going Concern - A fundamental principle of the preparation of financial statements in accordance with GAAP is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. In accordance with this requirement, our policy is to prepare our consolidated financial statements on a going concern basis unless we intend to liquidate or have no other alternative but to liquidate. As a result of our operational losses and the potential that we may be unable to meet our cash requirements for the next twelve months, there is substantial doubt about our ability to continue as a going concern. While we have prepared our consolidated financial statements on a going concern basis, if the Strategic Financing is not approved by the shareholders or we do not receive additional funding, our ability to continue as a going concern may be impacted. Our consolidated financial statements included in this Annual Report on Form 10-K do not reflect any adjustments that might specifically result from the outcome of this uncertainty.

-	Revenue Recognition - We recognize revenue in accordance with the provisions of authoritative guidance issued, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured.

-	Royalty Revenue – Royalties from licenses are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured. Our 2011 and 2010 revenues were primarily from royalties on the sale of Thalomid®. In 2004, certain provisions of a purchase agreement dated June 14, 2001 by and between Bioventure Investments kft (“Bioventure”) and the Company were satisfied and, as a result, beginning in 2005 we became entitled to share in the royalty payments received by Royalty Pharma Finance Trust, successor to Bioventure, on annual Thalomid® sales above a certain threshold. Based on the licensing agreement royalty formula, annual royalty sharing commences when net royalties received by Royalty Pharma exceeds $15,375,000.

-	We are also eligible to receive royalties from Oxford Biomedica, PLC based on a portion of the net sales of products developed for the treatment of ophthalmic (eye) diseases based in part on the Endostatin gene. We did not receive any payment from Oxford Biomedica, PLC in 2011 or 2010. We do not expect to receive additional payments from Oxford Biomedica, PLC in 2012.

-	Royalty payments, if any, are recorded as revenue when received and/or when collectibility is reasonably assured.

-	Research and Development - Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Research and development costs are expensed as incurred.

-	Expenses for Clinical Trials – Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the data. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes the enrollment process. Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and when a patient drops out of a trial. Costs that are based on clinical data collection and management are recognized in the reporting period in which services are provided. In the event of early termination of a clinical trial, we would accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

-	Stock-Based Compensation – All share-based payment transactions are recognized in the financial statements at their fair values. Using the straight-line expense attribution method over the requisite service period, which is generally the option vesting term of three years, share-based compensation expense recognized in the years ended December 31, 2011 and 2010 totaled $610,000 and $272,000, respectively.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2011 and 2010.

Revenues. Revenues decreased 47% in 2011 to $1,941,000 from $3,693,000 in 2010. Our revenues for these two years primarily reflect royalty revenues received from the sales of Thalomid®. The decrease in 2011 revenue was consistent with our expectations and results from decreased royalty revenue earned on sales of Thalomid® in the United States. Beginning in 2005, we became entitled to share in the royalty payments received by Royalty Pharma Finance Trust on annual Thalomid® sales when Royalty Pharma Finance Trust receives more than $15,375,000 in royalties. Thalomid® sales in 2011 and 2010 surpassed the annual revenue targets and we recorded royalty revenues of $1,941,000 and $3,449,000, respectively. In the fourth quarter of 2010, we were awarded a Qualifying Therapeutic Discovery Project grant in the amount of $244,479 based on its application for ENMD-2076.

Research and Development Expenses. Our 2011 research and development expenses totaled $3,457,000 as compared to $4,830,000 in 2010, a 28% decrease. In 2011, our research and development expenses reflect direct project costs for ENMD-2076 of $2,493,000, $53,000 for MKC-1, $43,000 for ENMD-1198 and $62,000 for Panzem® oncology. The 2010 amount reflects direct project costs for ENMD-2076 of $4,025,000, $62,000 for ENMD-1198 and $116,000 for Panzem® oncology. Additionally, during 2010, we wrote off approximately $268,000 of costs previously accrued for patients enrolled in MKC-1 clinical trials that wound down before all cycles of treatment were completed. The significant decrease in 2011 research and development spending relates to fewer patients enrolling in and remaining on clinical trials during 2011 and increased costs during 2010 due to the start of the Phase 2 trials, in addition to the MKC-1 cost write off of $268,000 during 2010.

At December 31, 2011, accumulated direct project expenses for Panzem® oncology were $54,422,000; direct ENMD-1198 project expenses totaled $13,248,000; and, since acquired, accumulated direct project expenses for ENMD-2076 totaled $20,655,000 and for MKC-1, accumulated project expenses totaled $10,191,000. Our research and development expenses also include non-cash stock-based compensation totaling $142,000 and $42,000, respectively, for 2011 and 2010. The increase in stock-based compensation expense is related to higher fair values and more stock options granted in 2011. The balance of our research and development expenditures includes facility costs and other departmental overhead, and expenditures related to the non-clinical support of our programs.

We expect our research and development expenses in 2012 to be primarily for the ENMD-2076 program. We expect our ENMD-2076 expenses in 2012 to remain consistent or increase depending on the availability of additional financial resources and our clinical development plan. Additional financial resources would enable us to accelerate and expand the breadth of our ENMD-2076 Phase 2 program. We will continue to conduct research on ENMD-2076 in order to comply with stipulations made by the FDA, as well as to increase understanding of the mechanism of action and toxicity parameters of ENMD-2076 and its metabolites.  Completion of clinical development may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

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

Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Overall research and development expenses decreased to $3,457,000 in 2011 from $4,830,000 in 2010.

The fluctuations in research and development expenses were specifically impacted by the following:

-	Outside Services – We utilize outsourcing to conduct our product development activities. We spent $54,000 in 2011 and $186,000 in 2010 on these activities. The decrease in 2011 as compared to 2010 primarily reflects a reduction in new trials for the development of the ENMD-2076.

-	Clinical Trial Costs – Clinical trial costs decreased to $908,000 in 2011, from $1,784,000 in 2010. This decrease relates to fewer patients on clinical trials during 2011 and increased costs during 2010 due to new patient enrollment in the Phase 2 trials in 2010. Additionally our CRO costs were less for 2011 due to the use of advanced funds against certain 2011 expenditures. Costs of such trials include the clinical site fees, monitoring costs and data management costs. Costs of such trials include the clinical site fess, monitoring costs and data management costs.

-	Contract Manufacturing Costs – The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, and product release costs. Contract manufacturing costs decreased in 2011 to $245,000, from $367,000 in 2010. The 2011 decrease reflects a reduction in encapsulation costs for ENMD-2076.

-	Personnel Costs — Personnel costs decreased to $1,324,000 in 2011 from $1,367,000 in 2010. This decrease is attributed to the elimination of three positions during 2011, offset by an increase in non-cash stock-based compensation expense of $100,000 related to stock options granted in 2011.

-	Also reflected in our 2011 research and development expenses are patent costs of $520,000, and facility and related expenses of $166,000. In 2010, these expenses totaled $475,000 and $207,000, respectively. Patent costs during 2011 increased primarily due to higher costs associated with the execution of our intellectual property strategy, including maintaining our patent portfolio and expanding our patent protection internationally. The reduction in expenses in facilities and related expenses in 2011 resulted from a decrease in leased office space.

General and Administrative Expenses. General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.

General and administrative expenses decreased to $3,052,000 in 2011 from $3,398,000 in 2010. This decrease is primarily related to the reduction in salary, bonuses and severance compared to 2010, in addition to the implementation of cost savings initiatives during 2011.

In-process R&D. In January 2006, we acquired Miikana Therapeutics, a private biotechnology company. In 2010, we initiated a Phase 2 clinical trial in patients with ovarian cancer, which triggered a purchase price adjustment milestone of $3 million, which we opted to pay to the former Miikana shareholders, in stock. In July 2010, 403,550 shares of common stock were issued to satisfy the milestone payment. The additional stock payments of $2 million and $3 million were recorded to expense as in-process research and development since the research and development project related to the Aurora Kinase Program had not reached technical feasibility and has no future alternative use. Under the terms of the merger agreement with Miikana, upon the satisfaction of certain milestones related to the ENMD-2076 program and a preclinical program which research activities have been discontinued, $13 million of potential payments remaining could be earned by the former Miikana shareholders. We do not expect and further milestones to be achieved in 2012.  Through the Miikana acquisition, we also acquired rights to MKC-1, a Phase 2 clinical candidate licensed from Roche by Miikana in April 2005. Under the terms of the agreement, Roche may be entitled to receive future payments upon successful attainment of certain clinical, regulatory and commercialization milestones; however, since ENMD-2076 is the only program currently under active clinical evaluation, we do not expect to trigger any of these milestone payments during fiscal 2012.

Interest Expense. Our term loan from General Electric Capital Corporation, pursuant to a transaction in September 2007, was fully paid on January 3, 2011, and accordingly there was no interest expense recorded for 2011. Interest expense for the year ended December 31, 2010 was $540,000 (including $49,000 of non-cash interest).

Dividends on Series A Convertible Preferred Stock. The Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 reflect accrued, but unpaid, dividends of $1,005,000 relating to Series A Convertible Preferred Stock held by Celgene pursuant to a Securities Purchase Agreement dated December 31, 2002. The holder of Series A Preferred Stock will accumulate dividends at a rate of 6% and will participate in dividends declared and paid on the common stock, if any. All accumulated dividends must be paid before any dividends may be declared or paid on the Common Stock. We have no plans to pay any dividends in the foreseeable future. In connection with the Strategic Financing and upon shareholder approval of the transaction, Celgene has agreed to waive all accrued dividends on the Series A Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses in 2012 and the foreseeable future before we commercialize any products. Based on our current plans and following the consummation of the Strategic Financing in February 2012, we expect our current available cash and cash equivalents to meet our cash requirements for the next twelve months. However, if our stockholders do not approve the Strategic Financing, the convertible notes will not automatically convert into common stock, and we will be required to pay $1.2 million in liquidated damages to the investors. Additionally, the convertible notes mature on August 31, 2012, and we would be required to pay the principal and accrued interest if the notes do not convert. We currently do not have sufficient working capital to repay the indebtedness if it does not convert, and in such event, we will likely abandon our drug development plans and wind down our operations or declare bankruptcy.

Our independent registered public accounting firm, Reznick Group, P.C., has concluded that substantial doubt exists about our ability to continue as a going concern, and has included an explanatory paragraph to describe this uncertainty in its audit report on our consolidated financial statements for the year ended December 31, 2011 included in this Annual Report. We did not include any adjustments to the consolidated financial statements included in this Annual Report to reflect the possible future effects that may result from the uncertainty of our ability to continue as a going concern because we believe that we will continue to be a financially sound and viable business, continuing to conduct clinical trials for, and further development of, ENMD-2076 and provide value to our shareholders.

We will require significant additional funding to fund operations until such time, if ever, we become profitable. We intend to augment our cash balances by pursuing other forms of capital infusion, including strategic alliances or collaborative development opportunities with organizations that have capabilities and/or products that are complementary to our capabilities and products in order to continue the development of our potential product candidates that we intend to pursue to commercialization. If we seek strategic alliances, licenses, or other alternative arrangements, such as arrangements with collaborative partners or others, to raise further financing, we may need to relinquish rights to certain of our existing product candidates, or products we would otherwise seek to develop or commercialize on our own, or to license the rights to our product candidates on terms that are not favorable to us.

If our stockholders approve the Strategic Financing, we will continue to seek to raise additional capital to fund our research and development and advance the clinical development of ENMD-2076. We intend to explore one or more of the following alternatives to raise additional capital:

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

At December 31, 2011, we had cash of $1,080,630, with working capital of $2,502,938.

FINANCING ACTIVITIES

On August 6, 2009, we filed a Form S-3 registration statement with the SEC utilizing a “shelf” registration process. On October 9, 2009, the Form S-3 registration statement was declared effective by the SEC. Pursuant to this shelf registration statement, we may sell debt or equity securities in one or more offerings up to a total public offering price of $30.0 million. We believe that this shelf registration statement currently provides us additional flexibility with regard to potential financings that we may undertake when market conditions permit or our financial condition may require. To date, we have completed five offerings in the aggregate approximate amount of $14,200,000 under the shelf registration statement.

On January 11, 2010, we sold 284,092 shares of our common stock to an institutional investor for an aggregate purchase price of $2,500,000, or $8.80 per share.

On February 3, 2010, we sold 349,650 shares of our common stock to the same institutional investor for an aggregate purchase price of $2,500,000, or $7.15 per share.

On April 16, 2010, we sold 526,500 shares of common stock to the same institutional investor for an aggregate purchase price of $3,000,000, or $5.70 per share.

On September 7, 2010, we sold 1,886,662 shares of common stock to a group of strategic investors for an aggregate purchase price of $5,100,000, or $2.70 per share.

On June 28, 2011, we entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA Global”), a fund managed by Yorkville Advisors, LLC (“Yorkville”). The total number of shares issued to YA Global related to the initial drawdown of $1.1 million was 600,412 shares. In connection with the execution of the SEDA, we paid Yorkville a one-time fee of $26,000 and issued YA Global 39,741 shares of common stock as a commitment fee on June 29, 2011. No further sales were made under the SEDA subsequent to June 29, 2011. We terminated the SEDA on January 31, 2012, in connection with the closing of the Strategic Financing.

We expect that the majority of our 2012 revenues will continue to be from royalties on the sales of Thalomid®. Thalomid® is sold by a third-party and is subject to competition from other products and generic drugs, and we have no control over such party’s sales efforts or the resources devoted to Thalomid® sales. In 2011 and 2010, we earned royalty-sharing revenue in the amount of $1,941,000 and $3,449,000, respectively. There can be no assurance on the future trends of Thalomid® sales and the amount of revenue we will receive and record in 2012. Based on the trend, we expect annual sales of Thalomid® in 2012 to continue to decrease, which will result in a reduction in our revenues in 2012.

In addition, under our licensing agreement with Oxford Biomedica, PLC and Oxford Biomedica (UK) Limited Oxford, we are entitled to receive payments upon the achievement of certain milestones with respect to the development of gene therapies for ophthalmic (eye) diseases. In connection with the announced collaboration between Oxford Biomedica and Sanofi Aventis which included certain compounds that are governed by our licensing agreement, we are also eligible to receive milestone payments. No payments were received in 2010 or 2011 from this licensing agreement. We do not control the drug development efforts of Oxford and have no information or control over when or whether any milestones will be reached that would result in additional payments to us.

INFLATION AND INTEREST RATE CHANGES

Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.

TABLE OF CONTRACTUAL OBLIGATIONS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

OFF-BALANCE-SHEET ARRANGEMENTS

We had no off-balance sheet arrangements during fiscal year 2011.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this item is submitted in a separate section of this report. See Index to Consolidated Financial Statements on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Executive Chairman and Principal Accounting Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Our Executive Chairman and Principal Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Executive Chairman and Principal Accounting Officer) to allow timely decisions regarding required disclosures. Based on such evaluation, our Executive Chairman and Principal Accounting Officer have concluded these disclosure controls are effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Operating Officer and Principal Accounting Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2011.

ITEM 9B. OTHER INFORMATION

As previously announced on February 6, 2012, our 2012 Annual Meeting of Stockholders will be held on April 30, 2012. Further information will be provided in our proxy statement that will be filed with the SEC and mailed to stockholders of record as soon as practicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

We have adopted a Code of Ethics, as defined in applicable SEC rules, that applies to directors, officers and employees, including our principal executive officer and principal accounting officer. The Code of Ethics is available on the Company’s website at www.entremed.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item, with the exception of information relating to compensation plans under which equity securities of the Company are authorized for issue, which appears below, is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

Options under Employee Benefit Plans

The following table discloses certain information about the options issued and available for issuance under all outstanding Company option plans, as of December 31, 2011.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
Equity compensation plans approved by security holders	621,889	$16.23	835,341
Equity compensation plans not approved by security holders	0	$0.00	0
Total	621,889	$16.23	835,341

Warrants issued under the unauthorized plans represent compensation for consulting services rendered by the holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. FINANCIAL STATEMENTS - See index to Consolidated Financial Statements.

2. Schedules

All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

3. Exhibits

2.1	Agreement and Plan of Merger, dated as of December 22, 2005 among EntreMed, Inc., E.M.K. Sub, Inc., Miikana Therapeutics, Inc., and Andrew Schwab (incorporated by reference from our Form 8-K previously filed with the Securities and Exchange Commission on December 29, 2005)

3.1	Amended and Restated Certificate of Incorporation of EntreMed, Inc. (incorporated by reference from our Form 10-Q for the quarter ended June 30, 2006 previously filed with the Securities and Exchange Commission)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference from our Form 8-K previously filed with the Securities and Exchange Commission on July 7, 2010)

3.3	Amended and Restated By-laws of EntreMed, Inc. (incorporated by reference from our Form 8-K previously filed with the Securities and Exchange Commission on December 12, 2007)

4.1	Certificate of Designations of the Series A Convertible Preferred Stock (incorporated by reference from our Form 8-K previously filed with the Securities and Exchange Commission on January 15, 2003)

4.2	Warrant to Purchase Common Stock, dated September 12, 2007, issued by EntreMed, Inc. in favor of General Electric Capital Corporation (incorporated by reference from our Form 10-Q for the quarter ended September 30, 2007 previously filed with the Securities and Exchange Commission)

4.3	Warrant to Purchase Common Stock, dated September 12, 2007, issued by EntreMed, Inc. in favor of Merrill Lynch Capital (incorporated by reference from our Form 10-Q for the quarter ended September 30, 2007 previously filed with the Securities and Exchange Commission)

4.4	Warrant to Purchase Common Stock, dated September 12, 2007, issued by EntreMed, Inc. in favor of Oxford Finance Corporation (incorporated by reference from our Form 10-Q for the quarter ended September 30, 2007 previously filed with the Securities and Exchange Commission)

4.5	Form of Common Stock Purchase Warrant, dated September 7, 2010 (incorporated by reference from our Form 8-K previously filed with the Securities and Exchange Commission on September 10, 2010)

4.6	Form of Subordinated Mandatorily Convertible Note (incorporated by reference from our Form 8-K previously filed with the Securities and Exchange Commission on January 26, 2012)

4.7	Form of Common Stock Purchase Warrant (incorporated by reference from our Form 8-K previously filed with the Securities and Exchange Commission on January 26, 2012)

10.1	Amended and Restated 1996 Stock Option Plan* (incorporated by reference from our Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on June 11, 1996)

10.2	Form of Stock Option Agreement, under Amended and Restated 1996 Stock Option Plan* (incorporated by reference from our Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on June 11, 1996)

10.3	License Agreement between Children's Hospital Medical Center Corporation and EntreMed, Inc. signed December 20, 1996 regarding Estrogenic Compounds as Anti-Mitotic Agents (incorporated by reference from our Form 10-K for the year ended December 31, 1996 previously filed with the Securities and Exchange Commission)

10.4	Amendment to the Amended and Restated1996 Stock Option Plan* (incorporated by reference from our Form 10-K for the year ended December 31, 1997 previously filed with the Securities and Exchange Commission)

10.5	License Agreement between Celgene Corporation and EntreMed, Inc. signed December 9, 1998 regarding thalidomide intellectual property + (incorporated by reference from our Form 10-K for the year ended December 31, 1998 previously filed with the Securities and Exchange Commission)

10.6	Lease Agreement between EntreMed, Inc. and Red Gate III Limited Partnership, dated June 10, 1998 (incorporated by reference from our Form 10-K for the year ended December 31, 1998 previously filed with the Securities and Exchange Commission)

10.7	1999 Long-Term Incentive Plan* (Incorporated by reference from our Form 10-Q for the quarter ended June 30, 1999 previously filed with the Securities and Exchange Commission)

10.8	EntreMed, Inc. 2001 Long-Term Incentive Plan* (incorporated by reference from Appendix A to our Definitive Proxy Statement filed with the Securities and Exchange Commission on May 12, 2006)

10.9.1	Purchase Agreement between Bioventure Investments kft and EntreMed, Inc., dated June 15, 2001+ (incorporated by reference from our Form 10-Q for the quarter ended June 30, 2001 previously filed with the Securities and Exchange Commission)

10.9.2	Amendment 1 to Purchase Agreement between Bioventure Investments kft and EntreMed, Inc., dated July 13, 2001(incorporated by reference from our Form 10-Q for the quarter ended June 30, 2001 previously filed with the Securities and Exchange Commission)

10.9.3	Amendment 2 to Purchase Agreement between Bioventure Investments kft and EntreMed, Inc., dated July 30, 2001(incorporated by reference from our Form 10-Q for the quarter ended June 30, 2001 previously filed with the Securities and Exchange Commission)

10.9.4	Amendment 3 to Purchase Agreement between Bioventure Investments kft and EntreMed, Inc., dated August 3, 2001 (incorporated by reference from our Form 10-Q for the quarter ended June 30, 2001 previously filed with the Securities and Exchange Commission)

10.10	Board Service Agreement, dated February 5, 2003, between Michael M. Tarnow and EntreMed, Inc. * (incorporated by reference from our Form 10-K/A for the year ended December 31, 2002 previously filed with the Securities and Exchange Commission on April 25, 2003)

10.11	Securities Purchase Agreement by and among EntreMed, Inc., and Celgene Corporation, dated as of December 31, 2002 (incorporated by reference from our Form 8-K previously filed with the Securities and Exchange Commission on January 15, 2003)

10.12	Investor and Registration Rights Agreement by and between EntreMed, Inc. and Celgene Corporation, dated as of December 31, 2002 (incorporated by reference from our Form 8-K previously filed with the Securities and Exchange Commission on January 15, 2003)

10.13	Employment Agreement between EntreMed and Carolyn F. Sidor, M.D. effective December 1, 2004, as amended* (incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on December 6, 2004, as amended on Form 8-K filed on April 17, 2007 with the Securities and Exchange Commission)

10.14	EntreMed, Inc. 2001 Long Term Incentive Plan Non-Qualified Stock Option Grant Agreement (Director)* (incorporated by reference from our Form 8-K previously filed with the Securities and Exchange Commission on April 17, 2007)

10.15	EntreMed, Inc. 2001 Long Term Incentive Plan Non-Qualified Stock Option Grant Agreement (Non-Director Employee)* (incorporated by reference from our Form 8-K previously filed with the Securities and Exchange Commission on April 17, 2007)

10.16	Form of Change in Control Agreement* (incorporated by reference from our Form 8-K previously filed with the Securities and Exchange Commission on April 17, 2007)

10.17	Amendment to Employment Agreement by and between the Company and Carolyn F. Sidor, effective April 16, 2007* (incorporated by reference from our Form 8-K previously filed with the Securities and Exchange Commission on April 17, 2007)

10.18	Amendment to Employment Agreement by and between the Company and Cynthia W. Hu, effective April 16, 2007* (incorporated by reference from our Form 8-K previously filed with the Securities and Exchange Commission on April 17, 2007)

10.19	Form of Restricted Stock Award under EntreMed, Inc. 2001 Long Term Incentive Plan* (incorporated by reference from our Form 8-K previously filed with the Securities and Exchange Commission on March 11, 2005.

10.20	License Agreement between EntreMed and Celgene Corporation signed March 23, 2005 regarding the development and commercialization of Celgene’s small molecule tubulin inhibitor compounds for the treatment of cancer+ (incorporated by reference from our Form 10-Q for the quarter ended March 31, 2005 previously filed with the Securities and Exchange Commission)

10.21	Employment Agreement by and between EntreMed and Cynthia W. Hu, dated as of June 1, 2006, as amended* (incorporated by reference from our Form 8-K previously filed with the Securities and Exchange Commission on June 6, 2006)

10.22	License Agreement, dated January 9, 2006, by and between Elan Pharma International Limited and EntreMed, Inc. + (incorporated by reference from our Form 10-Q for the quarter ended March 31, 2006 previously filed with the Securities and Exchange Commission.

10.23	Research, Development and Commercialization Agreement, dated as of April 20, 2005, by and between Hoffman-La Roche Inc. and F. Hoffman La Roche Ltd. (together, “Roche”), and Miikana Therapeutics Inc.+ (incorporated by reference from our Form 10-Q for the quarter ended March 31, 2006 previously filed with the Securities and Exchange Commission)

10.24	Amendment to Lease between EntreMed, Inc. and Red Gate III Limited Partnership, dated February 28, 2011 (incorporated by reference from our Form 10-K for the fiscal year ended December 31, 2010, previously filed with the Securities and Exchange Commission)

10.25	Employment Agreement by and between the Company and Kathy Wehmeir-Davis, dated as January 1, 2009* (incorporated by reference from our Form 10-K for the fiscal year ended December 31, 2008, previously filed with the Securities and Exchange Commission)

10.26	Employment Agreement by and between the Company and Mark R. Bray, dated as of January 1, 2009* (incorporated by reference from our Form 10-K for the fiscal year ended December 31, 2008, previously filed with the Securities and Exchange Commission)

10.27	Form of Stock Purchase Agreement, dated January 8, 2010 (incorporated by reference from our Form 8-K previously filed with the Securities and Exchange Commission on January 12, 2010)

10.28	Form of Stock Purchase Agreement, dated February 3, 2010 (incorporated by reference from our Form 8-K previously filed with the Securities and Exchange Commission on February 4, 2010)

10.29	Form of Stock Purchase Agreement, dated April 16, 2010 (incorporated by reference from our Form 8-K previously filed with the Securities and Exchange Commission on April 16, 2010)

10.30	Securities Purchase Agreement, dated September 7, 2010 by and between EntreMed, Inc. and the investors party thereto (incorporated by reference from our Form 8-K previously filed with the Securities and Exchange Commission on September 10, 2010)

10.31	China Rights Agreement, by and between EntreMed, Inc. and Selected Value Therapeutics I, LLC, dated September 7, 2010 + (incorporated by reference from our Form 10-Q for the quarter ended September 30, 2010, previously filed with the Securities and Exchange Commission)

10.32	Employment Agreement, by and between EntreMed, Inc. and Sara Capitelli, dated as of January 10, 2011* (incorporated by reference from our Form 10-K for the fiscal year ended December 31, 2010, previously filed with the Securities and Exchange Commission)

10.33	Separation Agreement, by and between EntreMed, Inc. and Kathy Wehmeir-Davis, dated as of January 27, 2011 * (incorporated by reference from our Form 10-K for the fiscal year ended December 31, 2010, previously filed with the Securities and Exchange Commission)

10.34	Standby Equity Distribution Agreement, dated as of June 28, 2011, by and between EntreMed, Inc. and YA Global Master SPV Ltd. (incorporated by reference from our Form 8-K previously filed with the Securities and Exchange Commission on June 28, 2011)

10.35	Convertible Note and Warrant Purchase Agreement, dated January 20, 2012, by and among EntreMed, Inc. and the investors party thereto (incorporated by reference from our Form 8-K previously filed the Securities and Exchange Commission on January 26, 2012)

10.36	EntreMed, Inc. 2011 Long-Term Incentive Plan* (incorporated by reference from Appendix A to our Definitive Proxy Statement previously filed with the Securities and Exchange Commission on April 28, 2011)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Executive Chairman

31.2	Rule 13a-14(a) Certification of Principal Accounting Officer

32.1	Rule 13a-14(b) Certification by Executive Chairman

32.2	Rule 13a-14(b) Certification by Principal Accounting Officer

101**	Interactive Data Files The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) Consolidated Statement of Operations for the years ended December 31, 2011 and 2010, (iii) Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2011 and 2010 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

*	Management Contract or any compensatory plan, contract or arrangement.

+	Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been filed with the Commission pursuant to our application for confidential treatment.

**	This exhibit is furnished and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2012

ENTREMED, INC.

By:	/s/Wei-Wu He
Wei-Wu He
Executive Chairman

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Wei-Wu He	Executive Chairman	March 9, 2012
Wei-Wu He	(Principal Executive Officer)

/s/Sara B. Capitelli	Principal Accounting Officer	March 9, 2012
Sara B. Capitelli

/s/Tak W. Mak	Director	March 9, 2012
Tak W. Mak

/s/Dwight L. Bush	Director	March 9, 2012
Dwight L. Bush

/s/Jennie C. Hunter-Cevera	Director	March 9, 2012
Jennie C. Hunter-Cevera

/s/Mark C. M. Randall	Director	March 9, 2012
Mark C. M. Randall

The following consolidated financial statements of EntreMed, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

EntreMed, Inc.:

We have audited the accompanying consolidated balance sheets of EntreMed, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EntreMed, Inc. as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that EntreMed, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and negative cash flows from operations. In addition, as described in Notes 1 and 11, if the stockholders do not approve the Company’s February 2012 Strategic Financing, such amounts will mature and become payable in August 2012. The Company will need to seek additional sources of capital, but there can be no assurance that the Company will be successful in accomplishing this objective. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Reznick Group, P.C.

Vienna, Virginia

March 9, 2012

EntreMed, Inc.

Consolidated Balance Sheets

	DECEMBER 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,080,630	$4,885,972
Short-term investments	-	25,816
Accounts receivable, net of allowance for doubtful accounts of $13,036 and $72,145 at December 31, 2011 and 2010	1,932,742	2,750,447
Prepaid expenses and other	193,657	265,683
Total current assets	3,207,029	7,927,918

Property and equipment, net	24,621	104,729

Other assets	4,184	4,584
Total assets	$3,235,834	$8,037,231

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$453,329	$1,351,004
Accrued liabilities	250,762	595,341
Loan payable	-	757,471
Total current liabilities	704,091	2,703,816

Commitments and Contingencies	-	-

Stockholders' equity:

Convertible preferred stock, $1.00 par value; 5,000,000 shares authorized and 3,350,000 shares issued and outstanding at December 31, 2011 and 2010 (liquidation value - $33,500,000 at December 31, 2011 and 2010)	3,350,000	3,350,000
Common stock, $.01 par value: 170,000,000 shares authorized at December 31, 2011 and 2010; 12,237,644 and 11,517,566 shares issued and outstanding at December 31, 2011 and 2010, respectively	122,376	115,176
Additional paid-in capital	385,879,634	384,130,011
Treasury stock, at cost: 79,545 shares held at December 31, 2011 and 2010	(8,034,244)	(8,034,244)

Accumulated deficit	(378,786,023)	(374,227,528)
Total stockholders' equity	2,531,743	5,333,415
Total liabilities and stockholders' equity	$3,235,834	$8,037,231

See accompanying notes.

EntreMed, Inc.

Consolidated Statements of Operations

	YEAR ENDED DECEMBER 31,
	2011	2010
Revenues:

Royalties	$1,940,887	$3,448,688
Other	-	244,479
	1,940,887	3,693,167

Costs and expenses:
Research and development	3,457,373	4,829,943
General and administrative	3,051,511	3,397,866
Acquired In-Process R&D	-	3,000,000
	6,508,884	11,227,809

Interest expense	-	(540,218)

Other income (expense)	9,502	(26,255)

Net loss	(4,558,495)	(8,101,115)

Dividends on Series A convertible preferred stock	(1,005,000)	(1,005,000)

Net loss attributable to common shareholders	$(5,563,495)	$(9,106,115)

Net loss per share (basic and diluted)	$(0.47)	$(0.94)
Weighted average number of shares outstanding (basic and diluted)	11,781,119	9,678,924

See accompanying notes.

EntreMed, Inc.

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2011 and 2010

						Additional
	Preferred Stock		Common Stock		Treasury	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance at December 31, 2009	3,350,000	$3,350,000	7,981,495	$80,610	$(8,034,244)	$368,804,067	$(366,126,413)	$(1,925,980)
Issuance of common stock for options exercised (less options used for payment of taxes)	-	-	6,072	61	-	1,978	-	2,039
Issuance of common stock for milestone payment, net of stock issuance costs	-	-	403,550	4,036	-	2,911,890	-	2,915,926
Fair value of warrants issued pursuant to securities purchase agreement (note 7)	-	-	-	-	-	660,322	-	660,322
Issuance of common stock pursuant to financing agreements	-	-	3,046,904	30,469	-	11,480,138	-	11,510,607
Stock-based compensation expense, net of forfeitures	-	-	-	-	-	271,616	-	271,616
Net loss	-	-	-	-	-	-	(8,101,115)	(8,101,115)
Balance at December 31, 2010	3,350,000	$3,350,000	11,438,021	$115,176	$(8,034,244)	$384,130,011	$(374,227,528)	$5,333,415
Issuance of common stock for options exercised	-	-	13,260	132	-	13,205	-	13,337
Issuance of common stock for warrants exercised	-	-	66,665	667	-	187,662	-	188,329
Issuance of common stock pursuant to financing agreements	-	-	640,153	6,401	-	939,032	-	945,433
Stock-based compensation expense, net of forfeitures	-	-	-	-	-	609,724	-	609,724
Net loss	-	-	-	-	-	-	(4,558,495)	(4,558,495)
Balance at December 31, 2011	3,350,000	$3,350,000	12,158,099	$122,376	$(8,034,244)	$385,879,634	$(378,786,023)	$2,531,743

See accompanying notes.

EntreMed, Inc.

Consolidated Statements of Cash Flows

	YEAR ENDED DECEMBER 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,558,495)	$(8,101,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,116	70,364
Write-off of in-process R&D	-	3,000,000
Investment impairment loss	-	28,255
Stock-based compensation expense	609,724	271,616
Net gain on disposal of assets	(8,508)	(2,000)
Realized gain on sale of short-term investment	(993)	-
Non-cash interest	-	48,959
Changes in operating assets and liabilities:
Accounts receivable	817,705	536,461
Prepaid expenses and other	72,427	(44,808)
Accounts payable	(897,675)	(617,603)
Accrued liabilities	(344,579)	(149,842)
Net cash used in operating activities	(4,272,278)	(4,959,713)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of short-term investment	26,809	-
Proceeds from sale of assets	56,500	2,000
Purchases of furniture and equipment	(6,001)	(3,595)
Net cash provided by (used in) investing activities	77,308	(1,595)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan	(757,471)	(8,553,796)
Stock issuance costs	(164,964)	(1,005,170)
Proceeds from sale of common stock or exercise of options and warrants	1,312,063	13,094,064
Net cash provided by financing activities	389,628	3,535,098

Net decrease in cash and cash equivalents	(3,805,342)	(1,426,210)

Cash and cash equivalents at beginning of year	4,885,972	6,312,182
Cash and cash equivalents at end of year	$1,080,630	$4,885,972

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$7,145	$573,479
Non-cash investing activity:
Stock issued in connection with milestone payment related to the acquisition of Miikana	$-	$3,000,000
Disposal of fully depreciated property and equipment, at cost	$5,839,982	$-

See accompanying notes.

EntreMed, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

EntreMed, Inc. (“EntreMed” or “the Company”) (Nasdaq: ENMD) is a clinical-stage pharmaceutical company employing a drug development strategy in the United States and China to develop targeted therapeutics for the global market. The Company’s current lead drug candidate is ENMD-2076, an Aurora A and angiogenic kinase inhibitor for the treatment of cancer. ENMD-2076 has completed Phase 1 studies in patients with advanced solid tumors, multiple myeloma and leukemia and is currently completing data for a multi-center Phase 2 study in patients with platinum resistant ovarian cancer.

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

ENMD-2076 is the only program currently under active clinical evaluation by the Company. The selection of ENMD-2076 as the lead product candidate had allowed the Company to direct the majority of its limited resources to advance its clinical development. With the completion of the Company’s recent financing (see Note 11), the Company will continue to pursue the development of ENMD-2076 and will evaluate other therapeutic drug candidates available internally and externally. The Company is currently in the planning stages for the next ENMD-2076 trial. In developing drug candidates, the Company intends to use and leverage from resources available to the Company in both the U.S. and China. In order to capitalize on the drug development and capital resources available in China, the Company intends to establish a Chinese subsidiary or other legal entity during 2012 that will execute the China portion of the Company’s drug development strategy, including conducting clinical trials in China, pursuing local funding opportunities and strategic collaborations, and implementing the Company’s plan for accelerated development and commercialization in the China market (see Note 11).

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

LIQUIDITY RISKS AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2011, the Company has operating and liquidity concerns. Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $378.8 million.  The Company expects to continue to incur expenses, resulting in operating losses, for the foreseeable future due to, among other factors, its continuing clinical activities. During the years ended December 31, 2011 and 2010, the Company raised $1.1 and $12.1 million, respectively from the sale of its common stock. Based on current plans, the Company expects its current available cash and cash equivalents, along with the receipt of anticipated royalty payments and the proceeds from the financing in fiscal 2012 (see Note 11) will be sufficient to meet its cash requirements for the next twelve months. To augment the Company’s cash position, the Company will continue to pursue opportunities to raise additional capital to support the Company’s dual-country approach to drug development.

The Company’s ability to continue as a going concern is dependent on its success at raising additional capital sufficient to meet its obligations on a timely basis, and its ability to ultimately attain profitability. Although the proceeds from the Company’s $10 million convertible note financing (the “Strategic Financing”) in February 2012 allows the Company to have sufficient cash to meet its cash requirements into fiscal 2013, the financing is subject to approval by stockholders at the Company’s 2012 annual meeting. See Note 11 (“Subsequent Events”) for further details regarding the Strategic Financing. The Company’s largest stockholder, Celgene Corporation (“Celgene”), has agreed to vote in favor of the transaction; however, there can be no assurance that the Company will receive the requisite votes necessary to approve the transaction. If the stockholders do not approve the transaction, the convertible notes will not automatically convert into common stock, and the Company shall be required to pay $1.2 million in liquidated damages to the investors. Additionally, the convertible notes mature on August 31, 2012, and the Company would be required to pay the principal and accrued interest if the notes do not convert. In such event, the Company will likely abandon its drug development plans and wind down its operations. If the notes do not convert, and since the amount of the royalty payments for fiscal year 2012 cannot be reasonably estimated, the Company will likely be required to raise additional capital sufficient to enable the Company to continue its operations for the next 12 months.

These factors could significantly limit the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

On November 28, 2011, the Company received a letter from the Listing Qualifications Staff (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”), notifying the Company that it failed to comply with Nasdaq Listing Rule 5550(b)(1), which requires the Company to maintain a minimum of $2.5 million in stockholders’ equity for continued listing on the Nasdaq Capital Market if it does not otherwise meet the other requirements under the Nasdaq Capital Market continued listing rules.  Nasdaq granted the Company until January 6, 2012 to submit a plan to regain compliance with the continued listing rule. The Company submitted a plan of compliance on January 6, 2012.

On February 3, 2012, the Company received a letter from Nasdaq that it had accepted the Company’s plan of compliance and, pursuant to such plan, has granted the Company an extension until May 21, 2012 to evidence compliance with the Nasdaq continued listing rules. If the Company fails to evidence compliance with the continued listing rules upon the filing of its periodic report for the quarter ending June 30, 2012, the Company may be subject to delisting, at which time the Company may appeal the Nasdaq Staff’s determination to a Nasdaq Hearings Panel.

Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. The Company completed an evaluation of the impact of any subsequent events through the date these consolidated financial statements were issued, and determined there were no subsequent events requiring disclosure in or requiring adjustment to these consolidated financial statements other than those disclosed above and in Note 11.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SEGMENT INFORMATION

The Company currently operates in one business segment, which is the development of targeted therapeutics primarily for the treatment of cancer. The Company is managed and operated as one business. EntreMed’s senior management team reports to the Board of Directors and is responsible for aligning the Company’s business strategy with its core scientific strengths, while maintaining prudent resource management, fiscal responsibility and accountability. The Company employs a drug development strategy in the United States and China to develop targeted therapeutics for the global market and its current lead drug candidate is ENMD-2076, an Aurora A and angiogenic kinase inhibitor for the treatment of cancer.

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

PROPERTY AND EQUIPMENT

Furniture and equipment and leasehold improvements are stated at cost and are depreciated over their estimated useful lives of 3 to 10 years. Depreciation is determined on a straight-line basis. Depreciation expense was $38,116 and $70,364 in 2011 and 2010, respectively.

Property and equipment consists of the following:

	DECEMBER 31,
	2011	2010
Furniture and equipment	$316,373	$4,974,341
Leasehold improvements	101,026	1,325,031
	417,399	6,299,372
Less: accumulated depreciation	(392,778)	(6,194,643)
	$24,621	$104,729

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with authoritative guidance issued by FASB, the Company periodically evaluates the value reflected in its balance sheet of long-lived assets, such as equipment, when events and circumstances indicate that the carrying amount of an asset may not be recovered. Such events and circumstances include the use of the asset in current research and development projects, any potential alternative uses of the asset in other research and development projects in the short to medium term and restructuring plans entered into by the Company. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. No impairment charges were recorded in 2011 and 2010.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments with original maturities of less than 90 days. Substantially all of the Company's cash equivalents are held in short-term money market accounts of banks and brokerage houses.

SHORT-TERM INVESTMENTS

Short-term investments at December 31, 2010 consisted of equity securities. The Company classified these investments as available for sale. Such securities were carried at fair market value. The cost of securities sold was calculated using the specific identification method. Realized gains and losses and declines in value judged to be other than temporary on securities available for sale, if any, are included in operations. The Company sold all of its available-for-sale securities in June 2011 resulting in proceeds of $26,809 and a net realized gain for the year ended December 31, 2011 of $993. As a result of a decline in value that was considered to be other than temporary, realized losses of approximately $28,000 was recorded for the year ended December 31, 2010.

The following is a summary of available-for-sale securities at December 31, 2010:

	Available-for-Sale Securities
	Amortized	Gross Unrealized	Gross Realized	Estimated Fair Value (Net Carrying
	Cost	Gains	Losses	Amount)

Equity Securities	$125,000	$-	$(99,184)	$25,816

Total	$125,000	$-	$(99,184)	$25,816

ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts.  Allowances for doubtful accounts are determined on a specific item basis.  Management reviews the credit worthiness of individual customers and past payment history to determine the allowance for doubtful accounts.  There is an allowance for doubtful accounts of $13,036 and $72,145 at December 31, 2011 and 2010, respectively.

As of December 31, 2011 and 2010, one customer represented approximately 100% of the total accounts receivable.

EXPENSES FOR CLINICAL TRIALS

Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the data. The Company estimates expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes the enrollment process. Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and the length of participation for each patient. Costs that are based on clinical data collection and management are recognized in the reporting period in which services are provided. In the event of early termination of a clinical trial, the Company would accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial. As of December 31, 2011 and 2010, clinical trial accruals were $230,599 and $724,921, respectively, and are included in Accounts Payable in the accompanying consolidated balance sheets.

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

The Company accounts for uncertain tax positions pursuant to the guidance of FASB ASC Topic 740, Income Taxes. The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense. As of December 31, 2011 and 2010, the Company did not accrue any interest related to uncertain tax positions. To date, there have been no interest or penalties charged to the Company in relation to the underpayment of income taxes.

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

The majority of the Company’s 2011 and 2010 revenues were from royalties based on the sale of Thalomid®, distributed by Celgene. In 2004, certain provisions of a purchase agreement dated June 14, 2001 by and between Bioventure Investments kft (“Bioventure”) and the Company were satisfied, and, as a result, in 2005 the Company became entitled to share in the royalty payments received by Royalty Pharma Finance Trust, successor to Bioventure, on annual Thalomid® sales above a certain threshold. Based on the licensing agreement royalty formula, the Company’s right to share in the annual royalty commences when net royalties received by Royalty Pharma exceeds $15,375,000.

The Company is a party to a February 2004 agreement with Children’s Medical Center Corporation (“CMCC”) and Alchemgen Therapeutics pertaining to Endostatin and Angiostatin proteins, programs which have been discontinued by the Company, and pursuant to which Alchemgen received rights to market Endostatin and Angiostatin proteins in Asia. In April 2008, the Company was advised that Alchemgen Therapeutics ceased operations, therefore eliminating our ability to receive any royalties from Alchemgen under the agreement. However, the Company is a party to a sublicense agreement with Oxford BioMedica PLC to develop and market Endostatin and Angiostatin for ophthalmologic (eye) diseases. Pursuant to this sublicense, the Company is eligible to receive a portion of upfront payments and royalties from Oxford BioMedica based on a portion of the payments received and net sales of gene products of Endostatin and Angiostatin and certain development milestone payments. The Company received its first payment from Oxford BioMedica PLC in the amount of $368,000 in connection with Retinostat® and Encorstat® under this agreement in 2009, and accrued a sub-royalty payment in the amount of $74,000 at December 31, 2009 that was paid in 2010 to CMCC as the original licensor. There was no royalty payment received or related sub-royalty payment accrued in 2011 or 2010.

Revenue under grants is recognized when the related qualified research and development expenses are incurred up to the limit of the approval funding amounts. In 2010, the Company recorded $244,479 of grant revenues from the U.S. government’s Qualified Therapeutic Development Program, which is included in other revenues in the accompanying consolidated statement of operations for the year ended December 31, 2010. No grant revenues were recorded in 2011.

NET LOSS PER SHARE

Net loss per share (basic and diluted) was computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding. Series A Preferred common stock equivalents, outstanding options and warrants totaling 2,478,003 and 3,102,459 for 2011 and 2010, respectively were anti-dilutive and, therefore, were not included in the computation of weighted average shares used in computing diluted loss per share.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of December 31, 2010. There were no financial assets and liabilities required to be measured at fair value as of December 31, 2011:

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

SHARE-BASED COMPENSATION

The Company has incentive and nonqualified stock option plans for executive, scientific and administrative personnel of the Company as well as outside directors and consultants. In June 2011, the Company’s shareholders approved the 2011 Long-Term Incentive Plan, of which 835,341 shares of common stock will be available for grants and awards. This number includes 135,341 shares available under the Company’s 2001 Long-Term Incentive Plan which terminated in June 2011. All of the 835,341 shares remain available for grant under the Company’s 2011 Long-Term Incentive Plan as of December 31, 2011. There are 621,889 shares issuable under options previously granted under other plans and currently outstanding, with exercise prices ranging from $1.76 to $522.50. Options granted under the plans vest over periods varying from immediately to three years, are not transferable and generally expire ten years from the date of grant.

The Company records compensation expense associated with stock options and other equity-based compensation in accordance with provisions of authoritative guidance. Compensation costs are recognized based on a straight-line method over the requisite service period, which is generally the option vesting term of three years.

NEW ACCOUNTING PRONOUNCEMENTS

EntreMed has implemented all new accounting pronouncements that are in effect and that may impact the Company’s consolidated financial statements, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured amounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. The carrying amount of current assets and liabilities approximates their fair values due to their short-term maturities.

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

3. IN-PROCESS R&D

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

4. LOAN PAYABLE

On September 12, 2007, EntreMed, Inc. and Miikana Therapeutics, Inc., its wholly owned subsidiary, entered into a Loan and Security Agreement (“Loan Agreement”) with General Electric Capital Corporation (“GECC”), as agent, Merrill Lynch Capital and Oxford Finance Corporation (collectively, “the Lenders”). The Loan Agreement provided for (i) a term loan (“Term Loan”) issued by the Lenders to the Company in the aggregate amount of $20,000,000 and (ii) the issuance and sale to the Lenders of stock purchase warrants evidencing the Lenders’ right to acquire their respective pro rata share of 22,727 shares of common stock of the Company (“Warrants”). In January 2011, the Company made its final payment to the Lenders. With the Term Loan fully repaid and satisfied, the Lenders released their security interest on the Company’s assets.

The Warrants are exercisable by the Lenders until September 12, 2012 at an exercise price of $22.00 per share. The fair value of the Warrants issued was $190,000, calculated using a Black-Scholes-Merton value of $8.36 with an expected and contractual life of 5 years, an assumed volatility of 98%, and a risk-free interest rate of 4.11%. The value of the Warrants, and an upfront underwriting fee of $100,000 paid to one of the Lenders, were recorded as a discount on the loan and amortized as interest expense over the life of the loan. The Company also incurred certain debt issuance costs that were deferred and have been fully amortized as of December 31, 2010. Amortization of these fees and the discount resulted in an effective interest rate of 11.40%. Non-cash interest expense related to the amortization of debt issuance costs and debt discount was $48,959 for the year ended December 31, 2010.

5. LICENSE AGREEMENTS

Pursuant to a purchase agreement dated June 14, 2001 by and between Bioventure Investments kft (“Bioventure”) and the Company, as amended July 13, 2001, July 30, 2001 and August 3, 2001, Bioventure purchased all of the Company’s right, title and interest to the net royalty payments payable by Celgene to the Company under the agreement dated as of December 9, 1998 by and between the Company and Celgene (the “Celgene Sublicense”).

A provision of the Bioventure purchase agreement provided the potential for an adjustment in the purchase price if cumulative sales of Thalomid® exceeded $800 million by December 31, 2004. Based on Thalomid® sales reported publicly by Celgene, the Company concluded that cumulative Thalomid® sales had reached this milestone by December 31, 2004, thus triggering a royalty sharing provision. Beginning the year after cumulative sales reach $800 million, EntreMed is entitled to share in the royalty payments received by Royalty Pharma Finance Trust, successor to Bioventure, on annual Thalomid® sales above a certain threshold. The Company is entitled to receive these sub-royalty payments until the last-to-expire relevant patent as described under the agreement. In 2011 and 2010 Thalomid® sales surpassed the royalty-sharing point and the Company recognized royalty revenues of $1,940,887 and $3,448,688, respectively. There can be no assurance that the Company will receive additional material royalties at all under the royalty sharing provision in the future.

In March 2005, the Company entered into an exclusive worldwide license agreement with Celgene for the development and commercialization of Celgene’s small molecule tubulin inhibitor compounds for the treatment of cancer. Under the terms of the agreement, Celgene received an upfront licensing fee and may receive additional payments upon successful completion of certain clinical, regulatory and sales milestones. No such milestones have been reached through December 31, 2011. The Company’s preliminary work on the program was completed in 2008 and the Company does not expect to devote any significant resources to this program in 2012.

In January 2006, the Company entered into a License Agreement with Elan Corporation, plc (“Elan”) in which the Company has been granted rights to utilize Elan’s proprietary NanoCrystal Technology in connection with the development of the oncology product candidate, Panzem® NCD. Under the terms of the License Agreement, Elan is eligible to receive payments upon the achievement of certain clinical, manufacturing, and regulatory milestones and to receive royalty payments based on sales of Panzem® NCD. Additionally, under the agreement and the corresponding Services Agreement, Elan has the right to manufacture EntreMed’s Panzem® NCD. Milestones related to the initiation of Phase 2 clinical trials for Panzem® NCD have been paid and there are no additional milestones achieved as of December 31, 2011. The Company does not expect to achieve any milestones in 2012, as the Company does not expect to devote any significant resources to develop Panzem® utilizing the NCD formulation.

On September 7, 2010, concurrent with the issuance and sale of the common stock and warrants as discussed in Note 7, the Company entered into that certain China Rights Agreement with Selected Value Therapeutics I, LLC (“SVT”) pursuant to which SVT has an option to exercise certain license, development and commercialization rights for ENMD-2076 in China (the “China Rights Agreement”). In June 2011, SVT exercised its option (See Note 11).

6. INCOME TAXES

The Company has net operating loss carryforwards for income tax purposes of approximately $335,401,000 at December 31, 2011 ($332,469,000 at December 31, 2010) that expire in years 2012 through 2031. The Company also has research and development (R&D) tax credit carryforwards of approximately $9,309,000 as of December 31, 2011 that expire in years 2012 through 2031. These net operating loss carryforwards include approximately $20,000,000, related to exercises of stock options for which the income tax benefit, if realized, would increase additional paid-in capital. The utilization of the net operating loss and research and development carryforwards may be limited in future years due to changes in ownership of the Company pursuant to Internal Revenue Code Section 382. For financial reporting purposes, a valuation allowance has been recognized to reduce the net deferred tax assets to zero due to uncertainties with respect to the Company's ability to generate taxable income in the future sufficient to realize the benefit of deferred income tax assets.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	DECEMBER 31,
	2011	2010
Deferred income tax assets (liabilities):
Net operating loss carryforwards	$131,044,000	$130,060,000
Research and development credit carryforward	9,309,000	9,317,000
Equity investment	71,000	71,000
Other	3,371,000	3,406,000
Depreciation	14,000	298,000
Valuation allowance for deferred income tax assets	(143,809,000)	(143,152,000)
Net deferred income tax assets	$-	$-

A reconciliation of the provision for income taxes to the federal statutory rate is as follows:

	2011	2010
Tax benefit at statutory rate	$(1,550,000)	$(2,754,000)
State taxes	(93,000)	(438,000)
Net R&D credit adjustment	(295,000)	(254,000)
Attribute expiration and other	1,314,000	1,943,000
Permanent M-1s	7,000	7,000
Change in valuation allowance	657,000	(1,215,000)
Other	(40,000)	2,711,000
Change in estimated effective rate	-	-
	$-	$-

The Company had $3,105,000 of unrecognized tax benefits as of January 1, 2011 related to net R&D tax credit carryforwards. The Company had a full valuation allowance on the net deferred tax asset recognized in the consolidated financial statements. For the year ended December 31, 2011, there were additional unrecognized tax benefits of $74,000 related to R&D tax credits, and a reduction in unrecognized tax benefits of $76,000 related to R&D credit carryforwards expiring in 2011. The Company has a full valuation allowance at January 1, 2011 and at December 31, 2011 against the full amount of its net deferred tax assets and therefore, there was no impact on the Company’s financial position.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2011	2010
Unrecognized tax benefits balance at January 1	$3,105,000	$2,959,000
Additions for Tax Positions of Prior Periods	18,000	118,000
Reductions for Tax Positions of Prior Periods	(76,000)	(72,000)
Additions for Tax Positions of Current Period	56,000	100,000
Reductions for Tax Positions of Current Period	-	-
Settlements	-	-
Lapse of statute of limitations	-	-

Unrecognized tax benefits balance at December 31	$3,103,000	$3,105,000

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2011 and 2010, the Company had no accrued interest or penalties related to uncertain tax positions, respectively.

The tax returns for all years in the Company’s major tax jurisdictions are not settled as of December 31, 2011. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

The Company believes that the total unrecognized tax benefit, if recognized, would impact the effective rate, however, such reversal may be offset by a corresponding adjustment to the valuation allowance.

7. STOCKHOLDERS' EQUITY

In 2002, the Company issued 3,350,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) to Celgene. The value of the common stock at the date the Series A Preferred Stock was issued was $9.46. The Series A Preferred Stock is convertible, at the option of Celgene, at any time, into common stock at an initial per common share conversion price of $11.00 (1 share of preferred converts into .45 shares of common). The conversion price is subject to change for certain dilutive events, as defined. In connection with the Strategic Financing (see Note 11), and upon stockholder approval of the Strategic Financing at the 2012 annual meeting, Celgene agreed to convert all of its preferred stock to an aggregate of 1,522,727 shares of common stock, pursuant to the terms and conditions of the Series A Preferred Stock. After the conversion, there will be no Series A Preferred Stock outstanding.

The Series A Preferred Stock accrues and accumulates dividends at a rate of 6% and will participate in dividends declared and paid on the common stock, if any. At December 31, 2011, cumulative unpaid preferred stock dividends totaled $9,045,000, or $2.70 per share. All unpaid preferred stock dividends must be paid before any dividends may be declared or paid on the Common Stock, and will be added to the liquidation preference of the Series A Preferred Stock payable upon the liquidation, dissolution or winding up of the Company. The liquidation preference is equal to the greater of:

(i)	Two times the original per share purchase price plus accrued and unpaid dividends or
(ii)	The amount per share that would be payable to a holder of shares of the Series A Preferred Stock had all of the shares been converted to common stock immediately prior to a liquidation event.

In connection with the Strategic Financing, Celgene has agreed to waive all accrued dividends on the Series A Preferred Stock.

The liquidation preference of the Series A Preferred Stock on a converted basis at December 31, 2011 totaled approximately $33,500,000, excluding cumulative unpaid preferred stock dividends as discussed above. This value is calculated based on the contractual liquidation preference articulated in the Series A Preferred Stock agreement. As described above, in connection with the Strategic Financing, and upon stockholder approval at the 2012 annual meeting, Celgene has agreed to convert all of its preferred stock into common stock. Upon the conversion of the Series A Preferred Stock to common stock, Celgene will no longer be entitled to any liquidation preference on its shares.

Currently, Celgene, as the sole holder of the Series A Preferred Stock, generally votes together with the holders of common stock, with each share of Series A Preferred Stock representing the number of votes equal to that number of shares of common stock into which it is then convertible.

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

On September 7, 2010, the Company consummated the issuance and sale of 1,886,662 shares of its common stock, par value $0.01 per share, and warrants to purchase up to an aggregate of 377,327 shares of common stock, to a group of investors for an aggregate purchase price of $5,094,000 or $2.70 per share. The offering was made pursuant to a securities purchase agreement effective as of September 7, 2010 between the Company and such investors. The warrants shall be exercisable on or after March 9, 2011 and are exercisable until March 9, 2014 at an exercise price of $2.825 per share. The fair value of the warrants issued was $660,322, calculated using the Black-Scholes-Merton valuation model value of $1.75 with an expected and contractual life of 3 years, an assumed volatility of 99%, and a risk-free interest rate of 1.57%.

On June 28, 2011, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA Global”), a fund managed by Yorkville Advisors, LLC (“Yorkville”). Under the SEDA, the Company had the option, at its sole discretion, to sell, from time to time, up to $7.5 million of common stock to YA Global. Concurrent with the signing of the SEDA, the Company agreed to sell shares to YA Global and received gross proceeds of $1.1 million on June 29, 2011. The number of shares for the initial drawdown of $1.1 million was determined in accordance with the SEDA and settled in shares in equal amounts over the five weeks ending August 5, 2011. The total number of shares issued to YA Global related to the initial drawdown of $1.1 million, net of issuance costs of $155,000, was 600,412 shares. In connection with the execution of the SEDA, the Company paid Yorkville a one-time fee of $26,000 and issued YA Global 39,741 shares of common stock as a commitment fee on June 29, 2011.

No further sales were made under the SEDA subsequent to June 29, 2011. The Company terminated the SEDA agreement on January 31, 2012, in connection with the closing of the Strategic Financing described in Note 11. There were no fees or payments associated with the termination of the SEDA.

All common stock share and per share information discussed above have been restated to reflect retrospective application of the July 1, 2010 reverse stock split (see Note 1), except for par value per share which was not affected by the reverse stock split.

8. SHARE-BASED COMPENSATION

The Company has adopted incentive and nonqualified stock option plans for executive, scientific and administrative personnel of the Company as well as outside directors and consultants, of which 835,341 shares remain available for grant under the Company’s 2011 Long-term Incentive Plan as of December 31, 2011. Currently there are 621,889 aggregate shares issuable under options previously granted under the Company’s 2011 Long-term Incentive Plan and the other plans, with exercise prices ranging from $1.76 to $522.50. Options granted under the plans vest over periods varying from immediately to three years, are not transferable and generally expire ten years from the date of grant.

The Company’s net loss for the years ended December 31, 2011 and 2010 includes $609,724 and $271,616, respectively, of non-cash compensation expense related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	2011	2010
Research and development	$142,224	$42,059
General and administrative	467,500	229,557
Share-based compensation expense	$609,724	$271,616
Net share-based compensation expense, per common share:
Basic and diluted	$0.052	$0.028

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

Expected Volatility—Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses the historical volatility based on the weekly price observations of its common stock during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. EntreMed believes that historical volatility represents the best estimate of future long term volatility.

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

Following are the weighted-average assumptions used in valuing the stock options granted to employees during the years ended December 31, 2011 and 2010:

	Years ended December 31,
	2011	2010
Expected Volatility	94.09%	97.50%
Risk free interest rate	2.04%	2.44%
Expected term of option	5.49 years	5 years
Forfeiture rate	*5.00%	*5.00%
Expected dividend yield	-	-

*-Throughout 2011 and 2010, forfeitures were estimated at 5%; the actual forfeiture rate was 7.36% and 7.84% for 2011 and 2010, respectively. The Company adjusted stock compensation expense for 2011 and 2010 based on the actual forfeiture rate.

The weighted average fair value of stock options granted was $4.63 and $5.50 in 2011 and 2010, respectively.

Share-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, net of estimated forfeitures. The authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

A summary of the Company's stock option plans and of changes in options outstanding under the plans during the years ended December 31, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term In years	Aggregate Intrinsic Value
Outstanding at December 31, 2009	634,963	$60.49
Exercised	(7,010)	$1.76
Granted	36,816	$7.37
Expired	(72,180)	$217.63
Forfeited	(2,580)	$4.38
Outstanding at December 31, 2010	590,009	$38.94
Exercised	(13,260)	$1.76
Granted	181,750	$6.22
Expired	(123,228)	$112.93
Forfeited	(13,382)	$5.16
Outstanding at December 31, 2011	621,889	$16.23	5.15	$-
Vested and expected to vest at December 31, 2011	617,889	$16.30	5.12	$-
Exercisable at December 31, 2011	541,898	$17.82	4.63	$-

The aggregate intrinsic value is calculated as the difference between (i) the closing price of the common stock at December 31, 2011 and (ii) the weighted average exercise price of the underlying awards, multiplied by the number of options that had an exercise price less than the closing price on the last trading day of 2011. There were no options that had an exercise price less than the closing price as of December 31, 2011. The total intrinsic value of options exercised during the years ended December 31, 2011 and 2010 totaled approximately $48,000 and $47,000, respectively.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2011 and 2010 was $23,000 and $12,300, respectively. Due to the availability of net operating loss carryforwards and research tax credits, tax deductions for option exercises were not recognized in the years ended December 31, 2011 and 2010.

The following summarizes information about stock options granted to employees and directors outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
$0.00 - $16.50	411,626	6.4	$7.18	331,635	$7.60
$16.51 - $33.00	131,009	3.4	$20.94	131,009	$20.94
$33.01 - $49.50	47,403	2.4	$40.30	47,403	$40.30
$49.51 - $66.00	19,205	0.8	$55.00	19,205	$55.00
$66.01 - $110.00	8,560	0.2	$72.72	8,560	$72.72
$110.01 - $165.00	346	0.7	$160.21	346	$160.21
$165.01 - $275.00	3,636	1.9	$193.19	3,636	$193.19
$275.01 - $385.00	39	0.5	$320.38	39	$320.38
$385.01 - $550.00	65	0.4	$522.50	65	$522.50

	541,898	5.15	$16.23	541,898	$17.82

As of December 31, 2011, there was approximately $32,000 of total unrecognized compensation cost related to nonvested employee stock options. That cost is expected to be recognized over a weighted-average period of 2 years.

Warrants

Warrants granted generally expire after 3-5 years from the date of grant. Stock warrant activity to non-employees is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	612,486	$27.33
Granted	377,327	$2.83
Exercised	-	$-
Expired	(90)	$259.88
Outstanding at December 31, 2010	989,723	$17.97
Granted	-	$-
Exercised	66,665	$2.83
Expired	(589,671)	$27.50
Outstanding at December 31, 2011	333,387	$4.13
Exercisable at December 31, 2011	333,387	$4.13

9. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

ENMD-2076. In January 2006, the Company acquired Miikana, a private biotechnology company. Pursuant to the Merger Agreement, the Company acquired all of the outstanding capital stock of Miikana Therapeutics, Inc. In 2008, EntreMed initiated a Phase 1 clinical trial with its Aurora A and angiogenic kinase inhibitor, ENMD-2076, in patients with solid tumors. A dosing of the first patient with ENMD-2076 triggered a purchase price adjustment milestone of $2 million, which the Company opted to pay in stock. As ENMD-2076 successfully completed Phase 1 clinical trials and advanced to Phase 2, the dosing of the first patient in 2010 triggered an additional purchase price adjustment milestone of $3 million, which was paid stock in 2010. Under the terms of the merger agreement, the former Miikana stockholders may earn up to an additional $4 million of potential payments upon the satisfaction of additional clinical and regulatory milestones for ENMD-2076 and up to the $9 million of potential milestone payments that pertain to a preclinical program that the Company has discontinued. As of December 31, 2011, a $4 million potential milestone payment remains, payable in cash or shares of stock at our option, related to the ENMD-2076 program and the dosing of the first patient in a phase 3 pivotal trial.

MKC-1. Through the acquisition, the Company acquired rights to MKC-1, a Phase 2 clinical candidate licensed from Hoffman-LaRoche, Inc. (“Roche”) by Miikana in April 2005. Under the terms of the agreement, Roche may be entitled to receive future payments upon successful completion of Phase 3 developmental milestones. The Company does not anticipate reaching any of these milestones in 2012. Roche is also eligible to receive royalties on sales and certain one-time payments based on attainment of annual sales milestones. The Company is also obligated to make certain “success fee” payments to ProPharma based on successful completion of developmental milestones under the Roche license agreement. MKC-1 is currently not under active clinical evaluation.

Panzem® NCD (2-methoxyestradiol, 2ME2) for Oncology. In January 2006, the Company entered into a License Agreement with Elan in which the Company has been granted rights to utilize Elan’s proprietary NanoCrystal Technology in connection with the development of the oncology product candidate, Panzem® NCD. Under the terms of the License Agreement, Elan is eligible to receive payments upon the achievement of certain clinical, manufacturing, and regulatory milestones and to receive royalty payments based on sales of Panzem® NCD. Additionally, under the agreement and the corresponding Services Agreement, Elan has the right to manufacture EntreMed’s Panzem® NCD. Milestones related to the initiation of Phase 2 clinical trials for Panzem® NCD have been paid and there are no additional milestones achieved as of December 31, 2011. The Company has discontinued clinical development of Panzem® NCD for oncology.

Tubulin Inhibitors. In March 2005, the Company entered into an exclusive worldwide license agreement with Celgene for the development and commercialization of Celgene’s small molecule tubulin inhibitor compounds for the treatment of cancer. Under the terms of the agreement, Celgene received an upfront licensing fee of $1,000,000 and may receive additional payments up to approximately $25.25 million based upon the attainment of certain milestones. No such milestones have been reached through December 31, 2011. The Company’s preliminary work on the program was completed in 2008 and the Company did not devote resources to this program in 2011 and 2010.

Endostatin and Angiostatin. The Company is a party to a February 2004 agreement with Children’s Medical Center Corporation (“CMCC”) and Alchemgen Therapeutics pertaining to Endostatin and Angiostatin proteins, programs which have been discontinued by the Company, and pursuant to which Alchemgen received rights to market Endostatin and Angiostatin in Asia. In April 2008, the Company was advised that Alchemgen Therapeutics ceased operations, therefore eliminating our ability to receive any royalties from Alchemgen under the agreement. However, the Company is a party to a sublicense agreement with Oxford BioMedica PLC to develop and market Endostatin and Angiostatin for ophthalmologic (eye) diseases. Pursuant to this sublicense, the Company is eligible to receive a portion of upfront payments and royalties from Oxford BioMedica based on a portion of the payments received and net sales of gene products of Endostatin and Angiostatin and certain development milestone payments. There was no royalty payment received in 2011 or 2010.

Panzem® (2-methoxyestradiol, 2ME2) for Oncology The Company entered into a license agreement with CMCC for the exclusive, world-wide, royalty-bearing license to 2-methoxyestradiol (2ME2), an inhibitor of angiogenesis. In consideration for retaining the 2ME2 rights, the Company must pay a royalty on any sublicensing fees, as defined in the agreement, to Children's Hospital, Boston. The agreement obligates the Company to pay up to $1,000,000 “upon the attainment of certain milestones.” As of December 31, 2011, the Company has paid $500,000 under this agreement for the milestones that have been achieved to date. The Company has discontinued research and development of 2ME2 for oncology and currently is evaluating 2ME2 for possible other indications.

ENMD-2076 is the only program currently under active clinical evaluation by the Company. Pursuant to the Company’s commitments for ENMD-2076, it could potentially pay $4 million, in stock or cash at the Company’s election, when the next development milestone is reached. With respect to the Company’s other product candidates, which are not actively pursued or have been discontinued pursuant to the commitments detailed above, in aggregate, the Company could potentially pay up to $66 million if each licensed product candidate is fully developed and approved for commercial use in all of the major territories of the world. In this event, the Company would also be obligated to pay annual sales-based royalties under the license agreements. However, the Company does not expect any of the other product candidates will reach additional developmental milestones in 2012 and accordingly does not anticipate any future milestone payments for these programs.

As of December 31, 2011, the Company also has purchase obligation commitments, in the normal course of business, for clinical trial contracts totaling $427,000.

The Company leases its primary corporate facilities under a lease agreement that continues through February 2012. Rent expense is recognized under the straight-line method.

The future minimum payments under its facilities and equipment leases as of December 31, 2011 are as follows:

2012	$25,453
Thereafter	-
Total minimum payments	$25,453

Rental expense for the years ended December 31, 2011 and 2010 was $227,000 and $306,000, respectively.

CONTINGENCIES

EntreMed is subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, unless otherwise disclosed herein, are material.

10. EMPLOYEE RETIREMENT PLAN

The Company sponsors the EntreMed, Inc. 401(k) and Trust. The plan covers substantially all employees and enables participants to contribute a portion of salary and wages on a tax-deferred basis. Contributions to the plan by the Company are discretionary. Contributions by the Company totaled approximately $31,000 and $29,000 in 2011 and 2010, respectively.

11. SUBSEQUENT EVENTS

Effective March 1, 2012, the Company amended its lease for its principal executive offices in Rockville, MD and extended it through February 2013 under the same terms. Future minimum payments are $80,000 and $16,000 in 2012 and 2013, respectively.

As described on Note 1, on March 1, 2012, the Company’s Board of Directors authorized the formation of a subsidiary or other legal entity to conduct business in China. The Company expects to establish such entity as soon as practicable.

As described in Note 5, SVT exercised its rights to enter into a license for rights to ENMD-2076 in China, Hong Kong, Macau and Taiwan (the “China Rights”). On March 4, 2012, the Company and SVT entered into an agreement pursuant to which the China Rights Agreement terminated and any rights of SVT were transferred to the Company.

STRATEGIC FINANCING

As described in Note 1 and in connection with the Strategic Financing, on January 20, 2012, the Company entered into a Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”) with certain strategic accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors in a private placement subordinated mandatorily convertible promissory notes (collectively, the “Notes”) with an aggregate principal amount of $10 million. The Company also issued warrants (the “2012 Warrants”) to the Investors to purchase an aggregate of 1,739,132 shares of the Company's common stock, par value $0.01 per share (“Common Stock”). The 2012 Warrants cover a number of shares of common stock equal to 20% of the principal amount of the Notes purchased by each Investor, divided by $1.15.  The 2012 Warrants have an exercise price of $1.40 per share and shall be exercisable on or after 90 days after the 2012 annual stockholder meeting and expire five years after the exercisable date, subject to stockholder approval and the ownership limitations described below. The relative fair value of the 2012 Warrants issued is $2,155,527, calculated using the Black-Scholes-Merton valuation model value of $1.58 with an expected and contractual life of 5.5 years, an assumed volatility of 103%, and a risk-free interest rate of 0.71%. In 2012, the 2012 Warrants will be recorded as additional paid-in-capital and a discount on the Notes and amortized as interest expense over the life of the Notes.

The Strategic Financing was completed on February 2, 2012 (the “Closing”). The Company received net proceeds of approximately $9.3 million. The Company paid one of the investors a fee in the amount of 6% of the aggregate amount invested in the Strategic Financing, for the investor’s due diligence, role in structuring and negotiating the transaction and as reimbursement for the investor’s fees incurred in connection with the Strategic Financing. The Company incurred $19,733 of debt issuance costs that were deferred and recorded as other current assets and included in accounts payable in the accompanying consolidated balance sheet as of December 31, 2011. In 2012, debt issuance costs, which will include the fee paid to the investor, will be amortized as interest expense over the life of the Notes.

Subject to the approval of the Company's stockholders at the 2012 stockholder meeting, the Notes will automatically and immediately convert into shares of common stock and the 2012 Warrants will become exercisable 90 days after stockholder approval.  The Notes may not be prepaid without the consent of the holder of the Note. The Notes have a maturity date of August 31, 2012, bear an interest rate of 6% and will convert at a conversion price of $1.15 per share (subject to adjustment for stock splits, dividends and combinations and recapitalizations).  The conversion price reflects the 10-day average closing sale price of the Company’s Common Stock ending on January 20, 2012.  The Notes are not convertible, and the Warrants are not exercisable, prior to receiving stockholder approval.  If stockholder approval is not obtained, the Company will be required to pay liquidated damages to the Investors equal to an aggregate of $1.2 million. The Investors have agreed that, without stockholder approval, the Notes may not be converted, and the Warrants may not be exercised, in whole or in part, as applicable, into shares of Common Stock if such conversion or exercise would result in the Investor (either individually or as part of a “group” under the United States federal securities laws) owning, or having a right to acquire, the greater of (i) 17.50% of the outstanding shares of the Company's Common Stock or (ii) such number of shares that would cause a “change in control” under the applicable rules of the Nasdaq Stock Market. The Notes contain a contingent beneficial conversion feature as the conversion price of the shares is less than the share price on the date of the Notes issuance. The beneficial conversion feature is valued at $7,057,153 and will be recorded as interest expense and additional paid-in-capital in 2012 upon removal of the contingency if approval of conversion at the 2012 annual shareholders meeting is obtained.

Pursuant to the terms of the Purchase Agreement, the Company has granted registration rights to the Investors. The Company has agreed to file a resale registration statement covering the shares of Common Stock underlying the Notes and upon exercise of the Warrants within 90 days of stockholder approval.

The Company granted representatives of the Investors, the right to designate one member to the Company’s Board of Directors, or to each designate a board observer (an “Investor Designee”). In the event either representative declines to designate an Investor Designee, the other shall have the right to designate a second Investor Designee. Pursuant to the terms of the Purchase Agreement, the Investors’ board representation rights shall decrease ratably in proportion to their ownership of Common Stock, such that the percentage of the Board of Directors represented by the Investors Designees shall not exceed the Investors’ proportionate percentage equity ownership in the Company at any time.

Pursuant to the terms of the Purchase Agreement, the Company agreed that during the period between the Closing and the stockholder meeting, the Company will not, subject to certain customary exceptions, issue additional equity securities or incur additional indebtedness other than in ordinary course of business.

