Form 10-Q
period 2012-03-31
ENTREMED INC
filed 2012-05-15
CIK 895051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES   ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at May 10, 2012
Common Stock $.01 Par Value	22,503,393

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

Actual results could differ materially from those currently anticipated due to a number of factors, including: the risk that we may be unable to continue as a going concern as a result of our inability to raise sufficient capital for our operational needs; the possibility that we may be delisted from trading on the Nasdaq Capital Market; the volatility of our common stock; the difficulty of executing our business strategy in China; our inability to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidate; risks relating to the need for additional capital and the uncertainty of securing additional funding on favorable terms; declines in actual sales of Thalomid® resulting in reduced royalty payments; risks associated with our product candidates; any early-stage products under development; results in preclinical models are not necessarily indicative of clinical results; uncertainties relating to preclinical and clinical trials, including delays to the commencement of such trials; the lack of success in the clinical development of any of our products; dependence on third parties; and risks relating to the commercialization, if any, of our proposed products (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks). Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. Additional information about the factors and risks that could affect our business, financial condition and results of operations, are contained in our filings with the U.S. Securities and Exchange Commission (“SEC”), which are available at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

EntreMed, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,345,510	$1,080,630
Accounts receivable, net of allowance for doubtful accounts of $12,536 and $13,036 at March 31, 2012 and December 31, 2011, respectively	-	1,932,742
Prepaid expenses and other	631,806	193,657
Total current assets	11,977,316	3,207,029

Property and equipment, net	20,395	24,621
Other assets	4,184	4,184
Total assets	$12,001,895	$3,235,834

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$743,879	$453,329
Accrued liabilities	401,395	250,762
Notes payable	8,436,988	-
Total current liabilities	9,582,262	704,091

Commitments and contingencies	-	-

Stockholders' equity :

Convertible preferred stock, $1.00 par value; 5,000,000 shares authorized and 3,350,000 shares issued and outstanding at March 31, 2012 and December 31, 2011 (liquidation value - $33,500,000 at March 31, 2012 and December 31, 2011)	3,350,000	3,350,000
Common stock, $.01 par value: 170,000,000 shares authorized at March 31, 2012 and December 31, 2011: 12,238,780 and 12,237,644 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	122,387	122,376
Additional paid-in capital	388,301,371	385,879,634
Treasury stock, at cost: 79,545 shares held at March 31, 2012 and December 31, 2011	(8,034,244)	(8,034,244)
Accumulated deficit	(381,319,881)	(378,786,023)
Total stockholders' equity	2,419,633	2,531,743
Total liabilities and stockholders' equity	$12,001,895	$3,235,834

See accompanying notes.

EntreMed, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
Revenues:
Royalties	$-	$-
Other	-	-
	-	-

Costs and expenses:
Research and development	561,249	1,398,274
General and administrative	1,096,746	1,253,105
	1,657,995	2,651,379

Interest expense	875,863	-

Other income	-	55,000

Net loss	(2,533,858)	(2,596,379)

Dividends on Series A convertible preferred stock	(251,250)	(251,250)

Net loss attributable to common shareholders	$(2,785,108)	$(2,847,629)

Net loss per share (basic and diluted)	$(0.23)	$(0.25)
Weighted average number of common shares outstanding (basic and diluted)	12,158,124	11,444,711

See accompanying notes.

EntreMed, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	THREE MONTH PERIOD ENDED MARCH 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,533,858)	$(2,596,379)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,226	12,088
Stock-based compensation expense	264,222	491,988
Gain on sale of assets	-	(55,000)
Non-cash interest	875,863	-
Changes in operating assets and liabilities:
Accounts receivable	1,932,742	2,750,447
Prepaid expenses and other	57,799	93,995
Accounts payable	290,550	46,945
Accrued liabilities	55,292	(281,340)
Net cash provided by operating activities	946,836	462,744

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	-	(4,209)
Proceeds from sale of assets	-	55,000
Net cash provided by investing activities	-	50,791

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan	-	(757,471)
Proceeds from issuance of convertible notes and warrants	10,000,000	-
Debt issuance costs	(683,955)	-
Net proceeds from sale of common stock or exercise of options and warrants	1,999	158,654
Net cash provided by (used in) financing activities	9,318,044	(598,817)

Net increase (decrease) in cash and cash equivalents	10,264,880	(85,282)
Cash and cash equivalents at beginning of period	1,080,630	4,885,972
Cash and cash equivalents at end of period	$11,345,510	$4,800,690

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$7,145

See accompanying notes.

ENTREMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 (unaudited)

1.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of EntreMed, Inc. (the Company or EntreMed) and its subsidiary, Miikana Therapeutics, Inc. (Miikana). All inter-company balances and transactions have been eliminated in consolidation. The Company refers to EntreMed and its consolidated subsidiary.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by U. S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to our audited consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2011.

Material subsequent events have been considered for disclosure and recognition through the filing date of these consolidated financial statements.

Liquidity Risks and Management’s Plans

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $381.3 million.  The Company expects to continue to incur operating losses, for the foreseeable future due to, among other factors, its continuing clinical activities. The proceeds from the issuance of the Company’s $10 million convertible notes, and warrants to purchase 1,739,132 shares of the Company’s common stock (the “Strategic Financing”) in February 2012 allow the Company to have sufficient cash to meet its cash requirements for at least the next 12 months. At the Company’s 2012 annual stockholders’ meeting on April 30, 2012, the stockholders approved the Strategic Financing transaction, and the convertible notes automatically converted into common stock on May 1, 2012 (See Note 2). The Company will continue to exercise tight controls over operating expenditures. As needed, to augment the Company’s cash position, the Company will continue to pursue opportunities to raise additional capital and will also actively pursue non- or less-dilutive financing in China to support the Company’s dual-country approach to drug development.

On November 22, 2011, the Company received a letter from the Listing Qualifications Staff (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”), notifying the Company that it did not comply with Nasdaq Listing Rule 5550(b)(1) (the “Rule”), which requires the Company to maintain a minimum of $2.5 million in stockholders’ equity for continued listing on the Nasdaq Capital Market if it does not otherwise meet the other requirements under the Nasdaq Capital Market continued listing rules.

The Company submitted a plan to regain compliance and, on February 3, 2012, was granted an extension until May 21, 2012 to evidence compliance with the Rule. The extension was contingent on completion and shareholder approval of the Strategic Financing which was obtained on April 30, 2012 (See Note 2). Based upon stockholder approval of the Strategic Financing, the Company believes it has regained compliance with the requirement of maintaining a minimum of $2.5 million in stockholders’ equity. On May 4, 2012, the Company received a letter from the Staff stating that the Company complies with the Rule. Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholder’ equity requirement and, if it fails to evidence compliance with the continued listing rules upon the filing of its periodic report for the quarter ending June 30, 2012, the Company may be subject to delisting, at which time the Company may appeal the Nasdaq Staff’s determination to a Nasdaq Hearings Panel.

2.	Strategic Financing

As described in Note 1 and in connection with the Strategic Financing, on January 20, 2012, the Company entered into a Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”) with certain strategic accredited investors (the “Investors”), pursuant to which the Company issued and sold to the Investors, in a private placement, subordinated mandatorily convertible promissory notes (collectively, the “Notes”) with an aggregate principal amount of $10 million. The Company also issued warrants (the “2012 Warrants”) to the Investors to purchase an aggregate of 1,739,132 shares of the Company's common stock, par value $0.01 per share (“Common Stock”). The 2012 Warrants cover a number of shares of common stock equal to 20% of the principal amount of the Notes purchased by each Investor, divided by $1.15.  The 2012 Warrants have an exercise price of $1.40 per share and shall be exercisable on or after July 29, 2012 and expire five years after the exercisable date. The relative fair value of the 2012 Warrants issued is $2,155,527, calculated using the Black-Scholes-Merton valuation model value of $1.58 with an expected and contractual life of 5.5 years, an assumed volatility of 103%, and a risk-free interest rate of 0.71%. In February 2012, the 2012 Warrants were recorded as additional paid-in-capital and a discount on the Notes. For the three months ended March 31, 2012, $592,514 of the debt discount has been amortized as non-cash interest expense. The unamortized amount of the debt discount, totaling $1,563,013 will be amortized to interest expense in the second quarter of 2012, upon conversion of the Notes.

The Strategic Financing was completed on February 2, 2012 (the “Closing”). The Company received net proceeds of approximately $9.3 million. The Company paid one of the investors a fee in the amount of 6% of the aggregate amount invested in the Strategic Financing, for the investor’s due diligence, role in structuring and negotiating the transaction and as reimbursement for the investor’s fees incurred in connection with the Strategic Financing. As of March 31, 2012 and December 31, 2011, the Company incurred $683,955 and $19,733 of debt issuance costs that were deferred and recorded as other current assets. Non-cash interest expense related to the amortization of debt issuance costs, which includes the fee paid to the investor, was $188,007 for the three months ended March 31, 2012. The unamortized amount of these fees, totaling $495,948 will be amortized to interest expense in the second quarter of 2012, upon conversion of the Notes.

The Company received approval of the Strategic Financing from the Company's stockholders at the 2012 stockholders meeting on April 30, 2012. On May 1, 2012, the Notes, including accrued interest, automatically and immediately converted into 8,821,431 shares of common stock and the 2012 Warrants will become exercisable on or after July 29, 2012.  The Notes bore an interest rate of 6% and converted at a conversion price of $1.15 per share.  The conversion price reflects the 10-day average closing sale price of the Company’s Common Stock ending on January 20, 2012.  As of March 31, 2012, the Notes accrued non-cash interest totaling $95,342 which is reflected in accrued liabilities on the accompanying consolidated balance sheet. Upon conversion of the Notes on May 1, 2012, the accrued interest automatically and immediately converted into shares of common stock.

The Notes were not convertible, and the Warrants were not exercisable, prior to receiving stockholder approval. The Notes contain a contingent beneficial conversion feature as the conversion price of the shares was less than the share price on the date of the Notes issuance. The beneficial conversion feature is valued at $7,057,153 and was recorded as interest expense and additional paid-in-capital in the second quarter of 2012, upon removal of the contingency and conversion of the Notes on May 1, 2012.

Pursuant to the terms of the Purchase Agreement, the Company has granted registration rights to the Investors. The Company has agreed to file a resale registration statement covering the shares of Common Stock underlying the Notes and upon exercise of the Warrants by July 29, 2012.

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

3.	Stockholders’ Equity

In connection with the Strategic Financing (see Note 2), and upon stockholder approval of the Strategic Financing at the 2012 annual meeting on April 30, 2012, Celgene has converted all of its preferred stock to an aggregate of 1,522,727 shares of common stock, pursuant to the terms and conditions of the Series A Preferred Stock. As of May 1, 2012, there is no Series A Preferred Stock or any class of preferred stock outstanding. In connection with the stockholder approval of the Strategic Financing, Celgene has waived all accrued dividends on the Series A Preferred Stock, and Celgene is no longer entitled to any liquidation preference on its shares.

4.	Share-Based Compensation

The Company has adopted incentive and nonqualified stock option plans for executive, scientific and administrative personnel of the Company as well as outside directors and consultants. In April 2012, the Company’s shareholders approved an amendment to the 2011 Long-Term Incentive Plan, increasing the number of shares reserved for issuance from 835,341 to 1,730,000 shares of common stock to be available for grants and awards. Before the amendment and as of March 31, 2012, 35,341 shares remained available for grant under the Company’s 2011 Long-Term Incentive Plan. There are 1,387,348 shares issuable under options previously granted under the plans and currently outstanding, with exercise prices ranging from $1.75 to $87.89. Options granted under the plans vest over periods varying from immediately to three years, are not transferable and generally expire ten years from the date of grant.

The Company records compensation expense associated with stock options and other equity-based compensation in accordance with provisions of authoritative guidance. Compensation costs are recognized based on a straight-line method over the requisite service period, which is generally the option vesting term of three years.

The Company’s net loss for the three months ended March 31, 2012 and 2011 includes compensation expense of $264,222 and $491,988, respectively, related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	THREE MONTH PERIOD ENDED MARCH 31,
	2012	2011
Research and development	$13,627	$76,526
General and administrative	250,595	415,462
Share-based compensation expense	$264,222	$491,988
Net share-based compensation expense, per common share:
Basic and diluted	$0.02	$0.04

The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of stock options granted to employees. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award.

Following are the weighted-average assumptions used in valuing the stock options granted to employees during the three-month periods ended March 31, 2012 and 2011:

	THREE MONTH PERIOD ENDED MARCH 31,
	2012	2011
Expected volatility	101.73%	94.09%
Risk-free interest rate	0.90%	2.04%
Expected term of option	5.65 years	5.49 years
Forfeiture rate*	5.00%	5.00%
Expected dividend yield	0.00%	0.00%

* - Authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the three-month periods ended March 31, 2012 and 2011, forfeitures were estimated at 5%.

The weighted average fair value of stock options granted during the three-month periods ended March 31, 2012 and 2011 was $1.59 and $4.56, respectively.

A summary of the Company’s stock option plans and of changes in options outstanding under the plans for the three months ended March 31, 2012, is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2012	621,889	$16.23
Granted	800,000	$2.04
Exercised	(1,136)	$1.76
Expired	(26,905)	$56.80
Forfeited	(6,500)	$6.17
Outstanding at March 31, 2012	1,387,348	$7.32
Vested and expected to vest at March 31, 2012	1,352,948	$7.44
Exercisable at March 31, 2012	699,348	$12.23

Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2012 and 2011 was $1,999 and $22,639, respectively.

5.	Income Taxes

At December 31, 2011, the Company has a $3.1 million unrecognized tax benefit. The Company has recorded a full valuation allowance on the net deferred tax asset recognized in the consolidated financial statements as of December 31, 2011.

During the three months ended March 31, 2012 there were no material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2012; no changes in settled tax years have occurred through March 31, 2012. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

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

ENMD-2076 is our only program currently under active clinical evaluation. This prioritization allows us to direct the majority of our limited resources to the clinical development of ENMD-2076. With the completion of our recent financing, as discussed above, we will continue to pursue the development of ENMD-2076 and will evaluate other therapeutic drug candidates available internally and externally. We are currently in the planning stages for the next ENMD-2076 trial. In developing drug candidates, we intend to use and leverage resources available to us in both the United States and China. In line with capitalizing on the drug development and capital resources available in China, we are in the process of establishing a subsidiary in China during 2012. We intend to pursue additional financing opportunities as well as opportunities to raise capital through forms of non- or less- dilutive arrangements, such as partnerships and collaborations with organizations that have capabilities and/or products that are complementary to our capabilities and products in order to continue the development of our product candidate that we intend to pursue to commercialization. However, there can be no assurance that adequate additional financing under such arrangements will be available to us on terms that we deem acceptable, if at all.

We have incurred significant losses from operations, due in large part to expenditures for our research and development activities. At March 31, 2012, we had an accumulated deficit of $381.3 million.  We expect to continue to incur operating losses, for the foreseeable future due to, among other factors, its continuing clinical activities. Based on current plans, due in large part to the $10 million proceeds from our Strategic Financing in February 2012; we expect our current available cash and cash equivalents to meet our cash requirements for at least the next twelve months. As needed, to augment the Company’s cash position, the Company will continue to pursue opportunities to raise additional capital and will also actively pursue non- or less-dilutive financing in China to support the Company’s dual-country approach to drug development.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Our critical accounting policies, including the items in our financial statements requiring significant estimates and judgments, are as follows:

-	Revenue Recognition - We recognize revenue in accordance with the provisions of authoritative guidance issued, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured.

-	Royalty Revenue – Royalties from licenses are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured. We expect that the majority of our 2012 revenues will be primarily from royalties on the sale of Thalomid®. In 2004, certain provisions of a purchase agreement dated June 14, 2001 by and between Bioventure Investments kft (“Bioventure”) and the Company were satisfied and, as a result, beginning in 2005 we became entitled to share in the royalty payments received by Royalty Pharma Finance Trust, successor to Bioventure, on annual Thalomid® sales above a certain threshold. Based on the licensing agreement royalty formula, annual royalty sharing commences when net royalties received by Royalty Pharma exceeds $15,375,000.

-	We are also eligible to receive royalties from Oxford Biomedica, PLC based on a portion of the net sales of products developed for the treatment of ophthalmic (eye) diseases based in part on the Endostatin gene. We did not receive any payment from Oxford Biomedica, PLC in 2011 and do not expect to receive additional payments from Oxford Biomedica, PLC in 2012.

-	Royalty payments, if any, are recorded as revenue when received and/or when collectibility is reasonably assured.

-	Research and Development - Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Research and development costs are expensed as incurred.

-	Expenses for Clinical Trials – Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the data. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes the enrollment process. Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and when a patient drops out of a trial. Costs that are based on clinical data collection and management are recognized in the reporting period in which services are provided. In the event of early termination of a clinical trial, we would accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

-	Stock-Based Compensation – All share-based payment transactions are recognized in the financial statements at their fair values. Using the straight-line expense attribution method over the requisite service period, which is generally the option vesting term of one to three years, share-based compensation expense recognized for the three months ended March 31, 2012 and 2011 totaled $264,000 and $492,000, respectively.

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

RESULTS OF OPERATIONS

For the Three Months March 31, 2012 and March 31, 2011.

Revenues. There were no revenues recorded during the quarters ended March 31, 2012 or March 31, 2011. We do not expect to record revenue in 2012 until the fourth quarter. Our 2012 revenues, if any, will result from Celgene’s sale of Thalomid®. We become entitled to share in the royalty payments received by Royalty Pharma Finance Trust on annual Thalomid® sales when Royalty Pharma Finance Trust receives more than $15,375,000 in royalties, pursuant to a 2001 agreement with Royalty Pharma. Thalomid® is distributed and sold by Celgene Corporation and/or its affiliates, and thus, we have no control over sales of Thalomid® or the amount, if any, of royalty payments we will receive.

Research and Development Expenses. Our research and development expenses totaled $561,000 for the three months ended March 31, 2012 and $1,398,000 for the corresponding 2011 period. Reflected in our R&D expenses for the three-month period ended March 31, 2012 are direct project costs of $261,000 for ENMD-2076, $49,000 for Panzem®, $8,000 for ENMD-1198, and $800 for MKC-1. The 2011 research and development expenses for the comparable period included $1,089,000 for ENMD-2076, $26,000 direct project costs for Panzem®, $10,500 for ENMD-1198 and $9,000 for MKC-1. The overall decrease in research and development costs in the three-month period ended March 31, 2012, as compared to same period in 2011, reflects a decrease in costs associated with the clinical development of ENMD -2076 as fewer patients were enrolled in and remained on clinical trials during 2012, compared to the 2011 period when clinical development costs were increased as we were continuing to enroll patients.

At March 31, 2012, accumulated direct project expenses for Panzem® oncology were $54,471,000; direct ENMD-1198 project expenses totaled $13,256,000; and, since acquired, accumulated direct project expenses for ENMD-2076 totaled $20,937,000 and for MKC-1, accumulated project expenses totaled $10,192,000. Our research and development expenses also include non-cash stock-based compensation totaling $14,000 for the three months ended March 31, 2012 and $77,000 for the corresponding 2011 period. The decrease in stock-based compensation expense is related to a decrease in stock options granted in the three months ending March 31, 2012. The balance of our research and development expenditures includes facility costs and other departmental overhead, and expenditures related to the non-clinical support of our programs.

We expect our research and development expenses in 2012 to be primarily for the ENMD-2076 program. We expect our ENMD-2076 expenses for the remainder of 2012 to increase from the March 31, 2012 period, depending on the timing of our clinical development plan. Additional financial resources would enable us to accelerate and expand the breadth of our ENMD-2076 Phase 2 program. We will continue to conduct research on ENMD-2076 in order to comply with stipulations made by the FDA, as well as to increase understanding of the mechanism of action and toxicity parameters of ENMD-2076 and its metabolites.  Completion of clinical development may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

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

Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Overall research and development expenses decreased to $561,000 in 2012 from $1,398,000 in 2011.

The fluctuations in research and development expenses were specifically impacted by the following:

-	Outside Services – In the three-month period ended March 31, 2012, we expended $1,000 on outside service activities versus $36,000 in the same 2011 period. The decrease in 2012 as compared to 2011 primarily reflects a reduction in new trials for the development of the ENMD-2076.

-	Clinical Trial Costs – Clinical trial costs, which include clinical site fees, monitoring costs and data management costs, decreased to $42,000 in the three months ended March 31, 2012 from $445,000 in the three-month period ended March 31, 2011. This decrease relates to fewer patients on clinical trials during the 2012 period and increased costs during the 2011 period due to continued new patient enrollment in the Phase 2 trials in early 2011. Additionally our CRO costs were less for the 2012 period due to the use of advanced funds against certain 2012 expenditures.

-	Contract Manufacturing Costs – The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, product release costs and storage fees. Contract manufacturing costs for the three months ended March 31, 2012 decreased to $24,000 from $202,000 during the same period in 2011. The 2012 decrease reflects a reduction in encapsulation costs for ENMD-2076.

-	Personnel Costs – Personnel costs decreased to $302,000 in the three months ended March 31, 2012 from $391,000 in the three-month period ended March 31, 2011. This decrease is attributed to the impact of the elimination of five positions during 2011 and 2012, offset by severance expense of $131,000 in 2012.

-	Also reflected in our 2012 research and development expenses for the three-month period ended March 31, 2012 are patent costs of $111,000 and facility and related expenses of $14,000. In the corresponding 2011 period, these expenses totaled $161,000 and $53,000, respectively. The reduction in expenses in facilities and related expenses in 2012 resulted from a decrease in leased office space.

General and Administrative Expenses. General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.

General and administrative expenses decreased to $1,097,000 in the three-month period ended March 31, 2012 from $1,253,000 in the corresponding 2011 period. This decrease is primarily related to the reduction in salary and facility costs, as well as professional fees compared to the 2011 period, in addition to the continuation of cost savings initiatives during 2012.

Interest Expense. Interest expense for the three month period ended March 31, 2012 was approximately $876,000. All of the interest expense was non-cash interest (including $188,000 related to amortization of deferred financing costs, $593,000 related to amortization of debt discount and $95,000 related to accrued interest on our Notes payable which has subsequently been converted to shares of common stock). There was no interest expense for the three-months ended March 31, 2012.

Dividends on Series A Convertible Preferred Stock. The Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 reflect accrued, but unpaid, dividends of $251,250 relating to Series A Convertible Preferred Stock held by Celgene pursuant to a Securities Purchase Agreement dated December 31, 2002. The holder of Series A Preferred Stock will accumulate dividends at a rate of 6% and will participate in dividends declared and paid on the common stock, if any. All accumulated dividends must be paid before any dividends may be declared or paid on the Common Stock. In connection with the stockholder approval of the Strategic Financing on April 30, 2012, Celgene has waived all accrued dividends on the Series A Preferred Stock, and is no longer entitled to any liquidation preference on its shares.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses in 2012 and the foreseeable future before we commercialize any products. Based on our current plans and following the consummation of the Strategic Financing in February 2012, we expect our current available cash and cash equivalents to meet our cash requirements for at least the next twelve months.

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

At March 31, 2012, we had cash of $11,345,510, with working capital of $2,395,054. Excluding the Notes payable at March 31, 2012 of $8,436,988, which automatically converted to common stock on May 1, 2012, as a result of the stockholders approval of our Strategic Financing, working capital was $10,832,042.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of March 31, 2012.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of March 31, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.          OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, except as otherwise disclosed herein, are material.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of EntreMed’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and the information under “Special Note Regarding Forward-Looking Statements” included in this report. There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

4.1	Form of Subordinated Mandatorily Convertible Note (included in Exhibit 10.1)
4.2	Form of Warrant (included in Exhibit 10.1)
10.1	Convertible Note and Warrant Purchase Agreement, dated January 20, 2012, by and among EntreMed, Inc. and the investors party thereto (incorporated by reference from the Current Report on Form 8-K filed with the SEC on January 26, 2012)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Unaudited Consolidated Statements of Operations for the Three months ended March 31, 2012 and 2011, (iii) Unaudited Consolidated Statements of Cash Flows for the Three months ended March 31, 2012 and 2011 and (iv) Notes to Unaudited Consolidated Financial Statements (tagged as blocks of text).*

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

ENTREMED, INC.
(Registrant)

Date: May 15, 2012	/s/ Ken Keyong Ren
Ken Keyong Ren
Chief Executive Officer

Date: May 15, 2012	/s/ Sara B. Capitelli
Sara B. Capitelli
Principal Accounting Officer

EXHIBIT INDEX

4.1	Form of Subordinated Mandatorily Convertible Note (included in Exhibit 10.1)
4.2	Form of Warrant (included in Exhibit 10.1)
10.1	Convertible Note and Warrant Purchase Agreement, dated January 20, 2012, by and among EntreMed, Inc. and the investors party thereto (incorporated by reference from the Current Report on Form 8-K filed with the SEC on January 26, 2012)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Unaudited Consolidated Statements of Operations for the Three months ended March 31, 2012 and 2011, (iii) Unaudited Consolidated Statements of Cash Flows for the Three months ended March 31, 2012 and 2011 and (iv) Notes to Unaudited Consolidated Financial Statements (tagged as blocks of text).*

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

