Form 10-Q
period 2012-06-30
ENTREMED INC
filed 2012-08-14
CIK 895051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at August 8, 2012
Common Stock $.01 Par Value	22,503,393

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

EntreMed, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,058,935	$1,080,630
Accounts receivable, net of allowance for doubtful accounts of $12,536 and $13,036 at June 30, 2012 and December 31, 2011, respectively	-	1,932,742
Prepaid expenses and other	143,263	193,657
Total current assets	10,202,198	3,207,029

Property and equipment, net	15,246	24,621
Other assets	17,427	4,184
Total assets	$10,234,871	$3,235,834

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$576,884	$453,329
Accrued liabilities	367,934	250,762
Total current liabilities	944,818	704,091

Commitments and contingencies	-	-

Stockholders' equity :

Convertible preferred stock, $1.00 par value; 5,000,000 shares authorized and 0 and 3,350,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively (liquidation value - $0 and $33,500,000 at June 30, 2012 and December 31, 2011, respectively)	-	3,350,000
Common stock, $.01 par value: 170,000,000 shares authorized at June 30, 2012 and December 31, 2011: 22,582,938 and 12,237,644 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	225,829	122,376
Additional paid-in capital	408,881,567	385,879,634
Treasury stock, at cost: 79,545 shares held at June 30, 2012 and December 31, 2011	(8,034,244)	(8,034,244)
Accumulated deficit	(391,783,099)	(378,786,023)
Total stockholders' equity	9,290,053	2,531,743
Total liabilities and stockholders' equity	$10,234,871	$3,235,834

See accompanying notes.

EntreMed, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues:
Royalties	$-	$8,852	$-	$8,852
Other	-	-	-	-
	$-	$8,852	$-	$8,852

Costs and expenses:
Research and development	696,287	949,706	1,257,536	2,347,980
General and administrative	601,502	719,898	1,698,248	1,973,003
	1,297,789	1,669,604	2,955,784	4,320,983

Interest expense	9,165,429	-	10,041,292	-
Other income (expense)	-	2,493	-	57,493

Net Loss	(10,463,218)	(1,658,259)	(12,997,076)	(4,254,638)

Dividends on Series A convertible preferred stock	(83,750)	(251,250)	(335,000)	(502,500)

Net loss attributable to common shareholders	$(10,546,968)	$(1,909,509)	$(13,332,076)	$(4,757,138)

Net loss per share (basic and diluted)	$(0.56)	$(0.17)	$(0.86)	$(0.41)
Weighted average number of common shares outstanding (basic and diluted)	18,979,559	11,506,736	15,568,841	11,475,997

See accompanying notes.

EntreMed, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,997,076)	$(4,254,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,375	23,746
Stock-based compensation expense	468,353	533,780
Gain on sale of assets	-	(56,500)
Realized gain on sale of short-term investment	-	(993)
Non-cash interest	10,041,292	-
Changes in operating assets and liabilities:
Accounts receivable	1,932,472	2,750,447
Prepaid expenses and other	37,151	90,886
Accounts payable	123,555	(370,302)
Accrued liabilities	117,172	(294,932)
Net cash used in operating activities	(267,706)	(1,578,506)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	-	56,500
Proceeds from sale of short-term investment	-	26,809
Purchases of furniture and equipment	-	(4,209)
Net cash provided by investing activities	-	79,100

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes and warrants	10,000,000	-
Debt issuance costs	(683,955)	-
Stock issuance costs	(72,303)	(5,000)
Repayment of loan	-	(757,471)
Net proceeds from common stock subscribed	-	964,661
Net proceeds from sale of common stock or exercise of options and warrants	1,999	212,064
Net cash provided by financing activities	9,245,741	414,254

Net increase (decrease) in cash and cash equivalents	8,978,305	(1,085,152)
Cash and cash equivalents at beginning of period	1,080,630	4,885,972
Cash and cash equivalents at end of period	$10,058,935	$3,800,820

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$7,145

Non-cash financing activity:
Common stock issued in connection with conversion of convertible notes and accrued interest	$10,144,658	$-

Common stock issued in connection with conversion of preferred stock	$3,500,000	$-

See accompanying notes.

ENTREMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 (unaudited)

1.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of EntreMed, Inc. (the Company or EntreMed) and its subsidiary, Miikana Therapeutics, Inc. (Miikana). All inter-company balances and transactions have been eliminated in consolidation. The Company refers to EntreMed and its consolidated subsidiary.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by U. S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to our audited consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2011.

Material subsequent events have been considered for disclosure and recognition through the filing date of these consolidated financial statements.

Liquidity Risks and Management’s Plans

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $391.8 million.  The Company expects to continue to incur operating losses, for the foreseeable future due to, among other factors, its continuing clinical activities. The proceeds from the issuance of the Company’s $10 million convertible notes, and warrants to purchase 1,739,132 shares of the Company’s common stock (the “Strategic Financing”) in February 2012 allow the Company to have sufficient cash to meet its cash requirements for at least the next 12 months. At the Company’s 2012 annual stockholders’ meeting on April 30, 2012, the stockholders approved the Strategic Financing transaction, and the convertible notes automatically converted into common stock on May 1, 2012 (See Note 2). The Company will continue to exercise tight controls over operating expenditures. The Company will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive arrangements in China to support the Company’s dual-country approach to drug development.

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

As described in Note 1 and in connection with the Strategic Financing, on January 20, 2012, the Company entered into a Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”) with certain strategic accredited investors (the “Investors”), pursuant to which the Company issued and sold to the Investors, in a private placement, subordinated mandatorily convertible promissory notes (collectively, the “Notes”) with an aggregate principal amount of $10 million. The Company also issued warrants (the “2012 Warrants”) to the Investors to purchase an aggregate of 1,739,132 shares of the Company's common stock, par value $0.01 per share (“Common Stock”). The 2012 Warrants cover a number of shares of common stock equal to 20% of the principal amount of the Notes purchased by each Investor, divided by $1.15.  The 2012 Warrants have an exercise price of $1.40 per share and shall be exercisable on or after July 29, 2012 and expire five years after the exercisable date. The relative fair value of the 2012 Warrants issued is $2,155,527, calculated using the Black-Scholes-Merton valuation model value of $1.58 with an expected and contractual life of 5.5 years, an assumed volatility of 103%, and a risk-free interest rate of 0.71%. In February 2012, the 2012 Warrants were recorded as additional paid-in-capital and a discount on the Notes. For the three and six-month periods ended June 30, 2012, $1,563,013 and $2,155,527, respectively, of the debt discount has been amortized as non-cash interest expense. The debt discount was fully amortized upon conversion of the Notes.

The Strategic Financing was completed on February 2, 2012 (the “Closing”). The Company received net proceeds of approximately $9.3 million. The Company paid one of the investors a fee in the amount of 6% of the aggregate amount invested in the Strategic Financing, for the investor’s due diligence, role in structuring and negotiating the transaction and as reimbursement for the investor’s fees incurred in connection with the Strategic Financing. As of June 30, 2012 and December 31, 2011, the Company incurred $683,955 and $19,733 of debt issuance costs that were deferred and recorded as other current assets. Non-cash interest expense related to the amortization of debt issuance costs, which includes the fee paid to the investor, was $495,948 and $683,955 for the three and six-month periods ended June 30, 2012, respectively. All debt issuance costs have been fully amortized and recorded as interest expense upon conversion of the Notes in the second quarter of 2012.

The Company received approval of the Strategic Financing from the Company's stockholders at the 2012 stockholders meeting on April 30, 2012. On May 1, 2012, the Notes, including accrued interest of $144,658, automatically and immediately converted into 8,821,431 shares of common stock and the 2012 Warrants are exercisable on or after July 29, 2012.  The Notes bore an interest rate of 6% and converted at a conversion price of $1.15 per share.  The conversion price reflects the 10-day average closing sale price of the Company’s Common Stock ending on January 20, 2012.

The Notes were not convertible, and the Warrants were not exercisable, prior to receiving stockholder approval. The Notes contain a contingent beneficial conversion feature as the conversion price of the shares was less than the share price on the date of the Notes issuance. The beneficial conversion feature is valued at $7,057,153 and was recorded as non-cash interest expense and additional paid-in-capital in the second quarter of 2012, upon removal of the contingency and conversion of the Notes on May 1, 2012.

Pursuant to the terms of the Purchase Agreement, the Company has granted registration rights to the Investors. The Company filed a resale registration statement, which became effective on August 8, 2012, covering the shares of Common Stock underlying the Notes and upon exercise of the Warrants.

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

The Company has adopted incentive and nonqualified stock option plans for executive, scientific and administrative personnel of the Company as well as outside directors and consultants. In April 2012, the Company’s shareholders approved an amendment to the 2011 Long-Term Incentive Plan, increasing the number of shares reserved for issuance from 835,341 to 1,730,000 shares of common stock to be available for grants and awards. As of June 30, 2012, 930,000 shares remained available for grant under the Company’s 2011 Long-Term Incentive Plan. In April 2012, 150,000 options were granted to the Company’s Chief Executive Officer outside of the Company’s 2011 Long-Term Incentive Plan, as an inducement award material to his employment, in accordance NASDAQ Listing Rule 5635(c)(4). As of June 30, 2012, there are 1,476,802 shares issuable under options previously granted and currently outstanding, with exercise prices ranging from $1.75 to $60.39. Options granted under the plans vest over periods varying from immediately to three years, are not transferable and generally expire ten years from the date of grant.

The Company records compensation expense associated with stock options and other equity-based compensation in accordance with provisions of authoritative guidance. Compensation costs are recognized based on a straight-line method over the requisite service period, which is generally the option vesting term of three years.

The Company’s net loss for the six months ended June 30, 2012 and 2011 includes compensation expense of $468,353 and $533,780, respectively, related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	SIX MONTH PERIOD ENDED JUNE 30,
	2012	2011
Research and development	$92,126	$96,245
General and administrative	376,227	437,535
Share-based compensation expense	$468,353	$533,780
Net share-based compensation expense, per common share:
Basic and diluted	$0.03	$0.05

The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of stock options granted to employees. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award.

Following are the weighted-average assumptions used in valuing the stock options granted to employees during the six-month periods ended June 30, 2012 and 2011:

	SIX MONTH PERIOD ENDED JUNE 30,
	2012	2011
Expected volatility	102.01%	94.09%
Risk-free interest rate	0.92%	2.04%
Expected term of option	5.63 years	5.49 years
Forfeiture rate*	5.00%	5.00%
Expected dividend yield	0.00%	0.00%

* - Authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the six-month periods ended June 30, 2012 and 2011, forfeitures were estimated at 5%.

The weighted average fair value of stock options granted during the six-month periods ended June 30, 2012 and 2011 was $1.60 and $4.63, respectively.

A summary of the Company’s stock option plans and of changes in options outstanding under the plans for the six months ended June 30, 2012, is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2012	621,889	$16.23
Granted	950,000	$2.06
Exercised	(1,136)	$1.76
Expired	(72,451)	$36.61
Forfeited	(21,500)	$6.17
Outstanding at June 30, 2012	1,476,802	$6.27
Vested and expected to vest at June 30, 2012	1,439,246	$6.38
Exercisable at June 30, 2012	725,677	$10.45

Cash received from option exercises under all share-based payment arrangements for the three and six months ended June 30, 2012 was $0 and $1,999, respectively. Cash received from option exercises for the three and six months ended June 30, 2011 was $699 and $23,338, respectively.

5.	Income Taxes

At December 31, 2011, the Company has a $3.1 million unrecognized tax benefit. The Company has recorded a full valuation allowance on the net deferred tax asset recognized in the consolidated financial statements as of December 31, 2011.

During the six months ended June 30, 2012 there were no material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2012; no changes in settled tax years have occurred through June 30, 2012. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We are a clinical-stage pharmaceutical company employing a drug development strategy primarily in the United States and China to develop targeted therapeutics for the global market. Our current lead drug candidate is ENMD-2076, an Aurora A and angiogenic kinase inhibitor for the treatment of cancer. ENMD-2076 has completed Phase 1 studies in patients with advanced solid tumors, multiple myeloma and leukemia and is currently completing data for a multi-center Phase 2 study in patients with platinum resistant ovarian cancer. Additionally, in July 2012, we initiated a dual-institutional Phase 2 study of ENMD-2076 in triple-negative breast cancer.

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

We have incurred significant losses from operations, due in large part to expenditures for our research and development activities. At June 30, 2012, we had an accumulated deficit of $391.8 million.  We expect to continue to incur operating losses, for the foreseeable future due to, among other factors, its continuing clinical activities. Based on current plans, due in large part to the $10 million proceeds from our Strategic Financing in February 2012, we expect our current available cash and cash equivalents to meet our cash requirements for at least the next twelve months. The Company will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive arrangements in China to support the Company’s dual-country approach to drug development.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Our critical accounting policies, including the items in our financial statements requiring significant estimates and judgments, are as follows:

-	Revenue Recognition - We recognize revenue in accordance with the provisions of authoritative guidance issued, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured.

-	Royalty Revenue – Royalties from licenses are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured. We expect that the majority of our 2012 revenues will be primarily from royalties on the sale of Thalomid®. In 2004, certain provisions of a purchase agreement dated June 14, 2001 by and between Bioventure Investments kft (“Bioventure”) and the Company were satisfied and, as a result, beginning in 2005 we became entitled to share in the royalty payments received by Royalty Pharma Finance Trust, successor to Bioventure, on annual Thalomid® sales above a certain threshold. Based on the licensing agreement royalty formula, annual royalty sharing commences when net royalties received by Royalty Pharma exceeds $15,375,000.

-	We are also eligible to receive royalties from Oxford Biomedica, PLC based on a portion of the net sales of products developed for the treatment of ophthalmic (eye) diseases based in part on the Endostatin gene. We did not receive any payment from Oxford Biomedica, PLC in 2011 and do not expect to receive additional payments from Oxford Biomedica, PLC in 2012.

-	Royalty payments, if any, are recorded as revenue when received and/or when collectibility is reasonably assured.

-	Research and Development - Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Research and development costs are expensed as incurred.

-	Expenses for Clinical Trials – Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the data. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes the enrollment process. Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and when a patient drops out of a trial. Costs that are based on clinical data collection and management are recognized in the reporting period in which services are provided. In the event of early termination of a clinical trial, we would accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

-	Stock-Based Compensation – All share-based payment transactions are recognized in the financial statements at their fair values. Using the straight-line expense attribution method over the requisite service period, which is generally the option vesting term of one to three years, share-based compensation expense recognized for the six months ended June 30, 2012 and 2011 totaled approximately $468,000 and $534,000, respectively.

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

RESULTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2012 and June 30, 2011.

Revenues. Our 2012 revenues will likely result solely from Celgene’s sales of Thalomid®. We earn royalties once sales of Thalomid exceed approximately $225 million annually, pursuant to a 2001 agreement with Royalty Pharma, as noted above. Thalomid® is distributed and sold by Celgene and/or its affiliates, and thus, we have no control over sales of Thalomid® or the amount, if any, of royalty payments we will receive. We recorded royalty revenue of $8,852 during the three and six month periods ended June 30, 2011. This royalty related to certain sales by Celgene of Thalomid in 2010 that were not reported to Royalty Pharma until the second quarter of 2011, at which time we received our share of the applicable royalty payment. We do not expect to record revenue in fiscal 2012 until the fourth quarter.

Research and Development Expenses. Our research and development expenses for the three and six months ended June 30, 2012 totaled approximately $696,000 and $1,258,000, respectively. Research and development expenses for the corresponding 2011 periods were $950,000 and $2,348,000, respectively.

Reflected in our R&D expenses totaling $696,000 for the three-month period ended June 30, 2012 are direct project costs of $369,000 for ENMD-2076, $35,000 for Panzem® oncology, $2,000 for ENMD-1198 and $2,000 for MKC-1. The 2011 research and development expenses for the comparable period included $950,000 for ENMD-2076, $18,000 for Panzem® oncology, $7,000 for ENMD-1198 and $16,000 for MKC-1. Research and development expenses totaling $1,258,000 for the six-month period ended June 30, 2012 include direct project costs of $630,000 related to ENMD-2076, $83,000 related to Panzem® oncology, $10,000 related to ENMD-1198 and $3,000 for MKC-1. The 2011 research and development expenses for the comparable period included $1,768,000 for ENMD-2076, $43,000 for Panzem®, $17,000 for ENMD-1198 and $25,000 for MKC-1. The decrease in research and development costs in the three month period ended June 30, 2012, as compared to the same period in 2011, relates to fewer patients remaining on trial during the 2012 period. The overall decrease in research and development costs in the three and six month periods ended June 30, 2012, as compared to same period in 2011, reflects a decrease in costs associated with the clinical development of ENMD -2076 as fewer patients were enrolled in and remained on clinical trials during 2012, compared to the 2011 period when clinical development costs were increased as we were continuing to enroll patients.

At June 30, 2012, accumulated direct project expenses for Panzem® oncology were $54,505,000; direct ENMD-1198 project expenses totaled $13,257,000; and, since acquired, accumulated direct project expenses for ENMD-2076 totaled $21,307,000 and for MKC-1, accumulated project expenses totaled $10,194,000. Our research and development expenses also include non-cash stock-based compensation totaling $92,000 for the six months ended June 30, 2012 and $96,000 for the corresponding 2011 period. The balance of our research and development expenditures includes facility costs and other departmental overhead, and expenditures related to the non-clinical support of our programs.

We expect our research and development expenses in 2012 to be primarily for the ENMD-2076 program. We expect our ENMD-2076 expenses for the remainder of 2012 to increase, depending on the timing of our clinical development plan. Additional financial resources will enable us to accelerate and expand the breadth of our ENMD-2076 Phase 2 program. We will continue to conduct research on ENMD-2076 in order to comply with stipulations made by the FDA, as well as to increase understanding of the mechanism of action and toxicity parameters of ENMD-2076 and its metabolites.  Completion of clinical development may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

We estimate that clinical trials of the type we generally conduct are typically completed over the following timelines:

ESTIMATED
CLINICAL	COMPLETION
PHASE	PERIOD
Phase 1	1-2 Years
Phase 2	2-3 Years
Phase 3	2-4 Years

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

Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Research and development expenses decreased to $696,000 during the three months ended June 30, 2012 from $950,000 for the corresponding period in 2011. Research and development expenses decreased to $1,258,000 during the six months ended June 30, 2012 from $2,348,000 for the corresponding period in 2011. Expenditures during the three and six months ended June 30, 2012 were specifically impacted by the following:

-	Outside Services – In the three-month period ended June 30, 2012, we expended $21,000 on outside service activities versus $12,000 in the same 2011 period. For the six-month period ended June 30, 2012 outside services are $22,000 compared to $47,000 for the same 2011 period. The increase in 2012 as compared to 2011 for the three month period reflects costs associated with the translation of documents to Chinese for regulatory purposes in China. The decrease in the six month period primarily reflects a reduction in new trials for the development of the ENMD-2076.

-	Clinical Trial Costs – Clinical trial costs, which include clinical site fees, monitoring costs and data management costs, decreased to $87,000 in the three months ended June 30, 2012 from $331,000 in the three-month period ended June 30, 2011. The decrease during this period relates to fewer patients on trial during the 2012 period compared to the 2011 period and increased costs associated with data analysis during the 2011 period. Clinical trial costs for the six-month period ended June 30, 2012 decreased to $128,000 from $775,000 for the comparable 2011 period. This decrease relates to fewer patients on clinical trials during the 2012 period and increased costs during the 2011 period due to continued new patient enrollment in the Phase 2 trials in early 2011.

-	Contract Manufacturing Costs - The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, product release costs and storage fees. Contract manufacturing costs for the three months ended June 30, 2012 increased by $2,000 compared to the same period in 2011. For the six-month period ended June 30, 2012, manufacturing costs decreased to $41,000 from $217,000 for the comparable 2011 period. The 2012 decrease reflects a reduction in encapsulation costs for ENMD-2076 as there was a large production of material in early 2011.

-	Personnel Costs — Personnel costs increased to $355,000 in the three-month period ended June 30, 2012 from $323,000 in the corresponding 2011 period. For the six-month period, personnel costs decreased in 2012 to $658,000 from $715,000 for the corresponding 2010 period. This decrease is attributed to the impact of the elimination of seven positions during 2011 and 2012, offset by severance expense of $290,000 in 2012.

-	Also reflected in our 2012 research and development expenses for the three-month period ended June 30, 2012 are patent costs of $141,000 and facility and related expenses of $10,000. In the corresponding 2011 period, these expenses totaled $145,000 and $48,000, respectively. For the six-month period ended June 30, 2012, patent costs were $252,000 and facility and related expenses were $24,000. In the corresponding 2011 period, these expenses totaled $306,000 and $101,000, respectively. Patent costs during the three and six months ended June 30, 2012 decreased primarily due to higher costs in 2011 associated with the execution of our intellectual property strategy, including maintaining our patent portfolio and expanding our patent protection internationally. The reduction in expenses in facilities and related expenses in 2012 resulted from a decrease in leased office space.

General and Administrative Expenses. General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.

General and administrative expenses decreased to $602,000 in the three-month period ended June 30, 2012 from $720,000 in the corresponding 2011 period. For the six-month period, general and administrative expenses decreased in 2012 to $1,698,000 from $1,973,000 for the corresponding 2011 period. This decrease is primarily related to the reduction in salary and facility costs, as well as professional fees compared to the 2011 period, in addition to the continuation of cost savings initiatives during 2012.

Interest Expense. Interest expense for the three and six month periods ended June 30, 2012 was $9,165,000 and $10,041,000, respectively. All of the interest expense was non-cash interest (including $496,000 and $684,000, respectively, related to amortization of deferred financing costs; $1,563,000 and $2,156,000, respectively, related to amortization of debt discount; and $49,000 and $145,000, respectively, related to accrued interest on our Notes payable which was converted to shares of common stock on May 1, 2012). Also included as non-cash interest expense for both the three and six month periods ended June 30, 2012 was $7,057,000, representing the value of the beneficial conversion feature associated with the Notes. There was no interest expense for the three and six-months ended June 30, 2011.

Dividends on Series A Convertible Preferred Stock. The Consolidated Statements of Operations for the six months ended June 30, 2012 and 2011 reflect accrued, but unpaid, dividends of $335,000 and $502,500, respectively relating to Series A Convertible Preferred Stock held by Celgene pursuant to a Securities Purchase Agreement dated December 31, 2002. The holder of Series A Preferred Stock accumulated dividends at a rate of 6% and participated in dividends declared and paid on the common stock, if any. In connection with the stockholder approval of the Strategic Financing on April 30, 2012, Celgene has waived all accrued dividends on the Series A Preferred Stock, and is no longer entitled to any liquidation preference on its shares.

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

At June 30, 2012, we had cash of $10,058,935, with working capital of $9,257,380.

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

In addition, under our licensing agreement with Oxford Biomedica, PLC and Oxford Biomedica (UK) Limited Oxford, we are entitled to receive payments upon the achievement of certain milestones with respect to the development of gene therapies for ophthalmic (eye) diseases. In connection with the announced collaboration between Oxford Biomedica and Sanofi Aventis which included certain compounds that are governed by our licensing agreement, we are also eligible to receive milestone payments. No payments were received in 2011 or 2012 to date from this licensing agreement. We do not control the drug development efforts of Oxford and have no information or control over when or whether any milestones will be reached that would result in additional payments to us.

INFLATION AND INTEREST RATE CHANGES

Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of June 30, 2012.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of June 30, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Unaudited Consolidated Statements of Operations for the Three and Six months ended June 30, 2012 and 2011, (iii) Unaudited Consolidated Statements of Cash Flows for the Six months ended June 30, 2012 and 2011 and (iv) Notes to Unaudited Consolidated Financial Statements.*

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

ENTREMED, INC.
(Registrant)

Date: August 14, 2012	/s/ Ken Keyong Ren
Ken Keyong Ren
Chief Executive Officer

Date: August 14, 2012	/s/ Sara B. Capitelli
Sara B. Capitelli
Principal Accounting Officer

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Unaudited Consolidated Statements of Operations for the Three and Six months ended June 30,, 2012 and 2011, (iii) Unaudited Consolidated Statements of Cash Flows for the Six months ended June 30, 2012 and 2011 and (iv) Notes to Unaudited Consolidated Financial Statements.*

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

