Form 10-Q
period 2012-09-30
ENTREMED INC
filed 2012-11-14
CIK 895051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐        NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at November 8, 2012
Common Stock $.01 Par Value	22,503,393

ENTREMED, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements also may be included in other statements that we make. All statements that are not descriptions of historical facts are forward-looking statements. These statements can generally be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “may,” “will,” “should,” or “anticipates” or similar terminology. These forward-looking statements include, among others, statements regarding our business strategy, the timing of our clinical trials, our cash position and future expenses, and our future revenues.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

EntreMed, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,812,133	$1,080,630
Accounts receivable, net of allowance for doubtful accounts of $12,536 and $13,036 at September 30, 2012 and December 31, 2011, respectively	-	1,932,742
Prepaid expenses and other	238,797	193,657
Total current assets	9,050,930	3,207,029

Property and equipment, net	21,322	24,621
Other assets	17,427	4,184
Total assets	$9,089,679	$3,235,834

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$484,526	$453,329
Payable to related party	55,685	-
Accrued liabilities	185,935	250,762
Total current liabilities	726,146	704,091

Commitments and contingencies	-	-

Stockholders' equity :

Convertible preferred stock, $1.00 par value; 5,000,000 shares authorized and 0 and 3,350,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively (liquidation value - $0 and $33,500,000 at September 30, 2012 and December 31, 2011, respectively)	-	3,350,000
Common stock, $.01 par value: 170,000,000 shares authorized at September 30, 2012 and December 31, 2011: 22,582,938 and 12,237,644 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	225,829	122,376
Additional paid-in capital	409,142,766	385,879,634
Treasury stock, at cost: 79,545 shares held at September 30, 2012 and December 31, 2011	(8,034,244)	(8,034,244)
Accumulated deficit	(392,970,818)	(378,786,023)
Total stockholders' equity	8,363,533	2,531,743
Total liabilities and stockholders' equity	$9,089,679	$3,235,834

See accompanying notes.

EntreMed, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues:
Royalties	$-	$-	$-	$8,852
Other	-	-	-	-
	$-	$-	$-	$8,852

Costs and expenses:
Research and development	623,092	703,456	1,880,629	3,051,437
General and administrative	564,626	556,601	2,262,874	2,529,604
	1,187,718	1,260,057	4,143,503	5,581,041

Interest expense	-	-	10,041,292	-
Other income (expense)	-	(48,320)	-	9,173

Net Loss	(1,187,718)	(1,308,377)	(14,184,795)	(5,563,016)

Dividends on Series A convertible preferred stock	-	(251,250)	(335,000)	(753,750)

Net loss attributable to common shareholders	$(1,187,718)	$(1,559,627)	$(14,519,795)	$(6,316,766)

Net loss per share (basic and diluted)	$(0.05)	$(0.13)	$(0.81)	$(0.54)
Weighted average number of common shares outstanding (basic and diluted)	22,503,393	12,004,435	17,897,231	11,654,078

See accompanying notes.

EntreMed, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,184,795)	$(5,563,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,117	33,587
Stock-based compensation expense	746,104	565,948
Net gain on sale of assets	-	(8,180)
Realized gain on sale of short-term investment	-	(993)
Non-cash interest	10,041,292	-
Changes in operating assets and liabilities:
Accounts receivable	1,932,742	2,750,447
Prepaid expenses and other	(58,383)	41,515
Accounts payable	31,197	(859,065)
Payable to related party	55,685	-
Accrued liabilities	(64,827)	(326,986)
Net cash used in operating activities	(1,485,868)	(3,366,743)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	-	56,500
Proceeds from sale of short-term investment	-	26,809
Purchases of furniture and equipment	(11,818)	(6,001)
Net cash (used in) provided by investing activities	(11,818)	77,308

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes and warrants	10,000,000	-
Debt issuance costs	(683,955)	-
Stock issuance costs	(88,855)	(164,964)
Repayment of loan	-	(757,471)
Net proceeds from sale of common stock or exercise of options and warrants	1,999	1,312,063
Net cash provided by financing activities	9,229,189	389,628

Net increase (decrease) in cash and cash equivalents	7,731,503	(2,899,807)
Cash and cash equivalents at beginning of period	1,080,630	4,885,972
Cash and cash equivalents at end of period	$8,812,133	$1,986,165

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$7,145

Non-cash financing activity:
Common stock issued in connection with conversion of convertible notes and accrued interest	$10,144,658	$-

Common stock issued in connection with conversion of preferred stock	$3,500,000	$-

See accompanying notes.

ENTREMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 (unaudited)

1.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of EntreMed, Inc. (the Company or EntreMed) and its subsidiaries, Miikana Therapeutics, Inc. (Miikana) and EntreMed (Beijing) Co., Ltd. (EntreMed China). EntreMed China is a non-stock Chinese entity with 100% of its interest owned by EntreMed. EntreMed China received approval for a business license from the Beijing Industry and Commercial Administration in August 2012 and has entered into a lease for operating facilities in Beijing. All inter-company balances and transactions have been eliminated in consolidation. The Company refers to EntreMed and its consolidated subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by U. S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to our audited consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2011.

Material subsequent events have been considered for disclosure and recognition through the filing date of these consolidated financial statements.

Liquidity Risks and Management’s Plans

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $393.0 million.  The Company expects to continue to incur operating losses, for the foreseeable future due to, among other factors, its continuing clinical activities. The proceeds from the issuance of the Company’s $10 million convertible notes, and warrants to purchase 1,739,132 shares of the Company’s common stock (the “Strategic Financing”) in February 2012 allow the Company to have sufficient cash to meet its cash requirements for at least the next 12 months. At the Company’s 2012 annual stockholders’ meeting held on April 30, 2012, the stockholders approved the Strategic Financing transaction, and the convertible notes automatically converted into common stock on May 1, 2012 (See Note 2). The Company will continue to exercise tight controls over operating expenditures. The Company will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive arrangements in China to support the Company’s dual-country approach to drug development.

The Company previously reported that on November 22, 2011, the Company received a letter from the Listing Qualifications Staff (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”), notifying the Company that it did not comply with Nasdaq Listing Rule 5550(b)(1) (the “Rule”), which requires the Company to maintain a minimum of $2.5 million in stockholders’ equity for continued listing on the Nasdaq Capital Market if it does not otherwise meet the other requirements under the Nasdaq Capital Market continued listing rules. On May 4, 2012, the Company received a letter from the Staff stating that the Company regained compliance with the Rule.

2.	Strategic Financing

As described in Note 1 and in connection with the Strategic Financing, on January 20, 2012, the Company entered into a Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”) with certain strategic accredited investors (the “Investors”), pursuant to which the Company issued and sold to the Investors, in a private placement, subordinated mandatorily convertible promissory notes (collectively, the “Notes”) with an aggregate principal amount of $10 million. The Company also issued warrants (the “2012 Warrants”) to the Investors to purchase an aggregate of 1,739,132 shares of the Company's common stock, par value $0.01 per share (“Common Stock”). The 2012 Warrants cover a number of shares of common stock equal to 20% of the principal amount of the Notes purchased by each Investor, divided by $1.15.  The 2012 Warrants have an exercise price of $1.40 per share and shall be exercisable on or after July 29, 2012 and expire five years after the exercisable date. The relative fair value of the 2012 Warrants issued is $2,155,527, calculated using the Black-Scholes-Merton valuation model value of $1.58 with an expected and contractual life of 5.5 years, an assumed volatility of 103%, and a risk-free interest rate of 0.71%. In February 2012, the 2012 Warrants were recorded as additional paid-in-capital and a discount on the Notes. For the nine-month period ended September 30, 2012, the debt discount of $2,155,527 has been fully amortized as non-cash interest expense as a result of the conversion of the Notes.

The Strategic Financing was completed on February 2, 2012 (the “Closing”). The Company received net proceeds of approximately $9.3 million. The Company paid one of the investors a fee in the amount of 6% of the aggregate amount invested in the Strategic Financing, for the investor’s due diligence, role in structuring and negotiating the transaction and as reimbursement for the investor’s fees incurred in connection with the Strategic Financing. Through September 30, 2012 and December 31, 2011, the Company incurred $683,955 and $19,733 of debt issuance costs that were deferred and recorded as other current assets. All debt issuance costs have been fully amortized and recorded as interest expense upon conversion of the Notes in the second quarter of 2012. Non-cash interest expense related to the amortization of debt issuance costs, which includes the fee paid to the investor, was $683,955 for the nine-month period ended September 30, 2012.

The Company received approval of the Strategic Financing from the Company's stockholders at the 2012 annual stockholders meeting held on April 30, 2012. On May 1, 2012, the Notes, including accrued interest of $144,658, automatically and immediately converted into 8,821,431 shares of common stock and the 2012 Warrants became exercisable on or after July 29, 2012.  The Notes bore an interest rate of 6% and converted at a conversion price of $1.15 per share.  The conversion price reflects the 10-day average closing sale price of the Company’s Common Stock ending on January 20, 2012.

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

The Company granted representatives of the Investors, the right to designate up to two members of the Company’s Board of Directors (each, an “Investor Designee”) or to designate a board observer in lieu of an Investor Designee. In the event either representative declines to designate an Investor Designee, the other shall have the right to designate a second Investor Designee. Pursuant to the terms of the Purchase Agreement, the Investors’ board representation rights shall decrease ratably in proportion to their ownership of Common Stock, such that the percentage of the Board of Directors represented by the Investors Designees shall not exceed the Investors’ proportionate percentage equity ownership in the Company at any time.

3.	Related Party Transactions

On October 31, 2012, EntreMed China obtained the necessary approvals to establish a bank account in Beijing. The Board of Directors has approved a transfer of $3,000,000 to EntreMed China from the EntreMed, Inc. to capitalize its wholly-owned subsidiary, of which $500,000 was advanced on October 31, 2012. Prior to establishing a bank account, EntreMed China incurred certain startup and initial operating expenses, which have been advanced by the Company’s Chief Executive Officer on behalf of EntreMed China. As of September 30, 2012, the Company has recorded $55,685 as a payable to related party in the accompanying consolidated balance sheet, representing amounts owed to the Company’s Chief Executive Officer as reimbursement for expenses paid.

4.	Stockholders’ Equity

In connection with the Strategic Financing (see Note 2), and upon stockholder approval of the Strategic Financing at the 2012 annual meeting on April 30, 2012, Celgene converted all of its preferred stock to an aggregate of 1,522,727 shares of common stock, pursuant to the terms and conditions of the Series A Preferred Stock. As of May 1, 2012, there is no Series A Preferred Stock or any class of preferred stock outstanding. In connection with the stockholder approval of the Strategic Financing, Celgene has waived all accrued dividends on the Series A Preferred Stock, and Celgene is no longer entitled to any liquidation preference on its shares.

5.	Share-Based Compensation

The Company has adopted incentive and nonqualified stock option plans for executive, scientific and administrative personnel of the Company as well as outside directors and consultants. In April 2012, the Company’s shareholders approved an amendment to the 2011 Long-Term Incentive Plan, increasing the number of shares reserved for issuance from 835,341 to 1,730,000 shares of common stock to be available for grants and awards. In April 2012, 150,000 options were granted to the Company’s Chief Executive Officer outside of the Company’s 2011 Long-Term Incentive Plan, as an inducement award material to his employment, in accordance NASDAQ Listing Rule 5635(c)(4). As of September 30, 2012, there are 1,647,253 shares issuable under options previously granted and currently outstanding, with exercise prices ranging from $1.75 to $60.39. During the three months ended September 30, 2012, the Company awarded options to two officers, a portion of which is subject to certain performance conditions and market conditions. Options granted under the plans generally vest over periods varying from immediately to three years, are not transferable and generally expire ten years from the date of grant. As of September 30, 2012, 637,000 shares remained available for grant under the Company’s 2011 Long-Term Incentive Plan.

The Company records compensation expense associated with service, performance, market condition based stock options and other equity-based compensation in accordance with provisions of authoritative guidance. The fair value of awards whose fair values are calculated using the Black-Scholes option pricing model is generally being amortized on a straight-line basis over the requisite service period and is recognized based on the proportionate amount of the requisite service period that has been rendered during each reporting period. The fair value of awards with market conditions is being amortized based upon the estimated derived service period. Share based awards granted to employees with a performance condition are measured based on the probable outcome of that performance condition during the requisite service period. Such an award with a performance condition will be expensed if it is probable that a performance condition will be achieved. As of September 30, 2012, no expense has been recorded for share awards with performance conditions.

The Company’s net loss for the nine months ended September 30, 2012 and 2011 includes compensation expense of $746,104 and $565,948, respectively, related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	NINE MONTH PERIOD ENDED SEPTEMBER 30,
	2012	2011
Research and development	$186,003	$114,257
General and administrative	560,101	451,691
Share-based compensation expense	$746,104	$565,948
Net share-based compensation expense, per common share:
Basic and diluted	$0.04	$0.05

The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of service based and performance based stock options granted to employees. For market condition based options, the Company uses a binomial model to estimate fair value. These option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award.

Following are the weighted-average assumptions used in valuing the stock options granted to employees during the six-month periods ended September 30, 2012 and 2011:

	NINE MONTH PERIOD ENDED SEPTEMBER 30,
	2012	2011
Expected volatility	101.67%	94.09%
Risk-free interest rate	0.94%	2.04%
Expected term of option	5.74 years	5.49 years
Forfeiture rate*	5.00%	5.00%
Expected dividend yield	0.00%	0.00%

* - Authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the nine-month periods ended September 30, 2012 and 2011, forfeitures were estimated at 5%.

The weighted average fair value of stock options granted during the nine-month periods ended September 30, 2012 and 2011 was $2.04 and $4.63, respectively.

A summary of the Company’s stock option plans and of changes in options outstanding under the plans for the nine months ended September 30, 2012, is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2012	621,889	$16.23
Granted	1,249,000	$2.04
Exercised	(1,136)	$1.76
Expired	(194,250)	$21.46
Forfeited	(28,250)	$5.27
Outstanding at September 30, 2012	1,647,253	$5.05
Vested and expected to vest at September 30, 2012	1,600,823	$5.13
Exercisable at September 30, 2012	718,645	$8.77

Cash received from option exercises under all share-based payment arrangements for the three and nine months ended September 30, 2012 was $0 and $1,999, respectively. Cash received from option exercises for the three and nine months ended September 30, 2011 was $0 and $23,338, respectively.

6.	Income Taxes

At December 31, 2011, the Company has a $3.1 million unrecognized tax benefit. The Company has recorded a full valuation allowance on the net deferred tax asset recognized in the consolidated financial statements as of December 31, 2011.

During the nine months ended September 30, 2012 there were no material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2012; no changes in settled tax years have occurred through September 30, 2012. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We are a clinical-stage pharmaceutical company employing a drug development strategy primarily in the United States and China to develop targeted therapeutics for the global market. Our current lead drug candidate is ENMD-2076, an Aurora A and angiogenic kinase inhibitor for the treatment of cancer. ENMD-2076 has completed Phase 1 studies in patients with advanced solid tumors, multiple myeloma and leukemia and is currently completing data for a multi-center Phase 2 study in patients with platinum resistant ovarian cancer. Additionally, in July 2012, we initiated a Phase 2 study of ENMD-2076 in triple-negative breast cancer. We intend to pursue additional trials and are in various assessment and planning stages.

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

Clinical Phase 1 results were published (Clin Cancer Res 2011;17:849-860) and data from the leukemia and myeloma studies were presented during the American Society of Hematology meeting in December 2010. Anti-cancer activity was demonstrated with ENMD-2076 treatment in a variety of solid and hematological cancer patients. Also, as previously reported, at the American Society of Clinical Oncology (ASCO) Annual Meeting in June 2011, Phase 2 data in ovarian cancer patients was presented by the principal investigator conducting the Phase 2 ENMD-2076 study. The data demonstrated ENMD-2076 activity in a population of difficult to treat platinum resistant patients. In October 2011, we announced that the final data for the primary endpoint of progression free survival rate at 6 months was 22 percent.  Phase 2 data in ovarian cancer were also published in the European Journal of Cancer in September 2012 in an article entitled “ENMD-2076, an Oral Inhibitor of Angiogenic and Proliferation Kinases, Has Activity in Recurrent, Platinum Resistant Ovarian Cancer.” We believe that the data, together with the Phase 1 results, provide support for additional clinical studies in ovarian cancer and other forms of cancer. We continue to monitor patients who are receiving ENMD-2076, and are focused on collecting additional data on overall survival and other endpoints. We intend to advance our clinical development of ENMD-2076 and are currently assessing strategies with our clinical trial investigators and consultants and intend to pursue opportunities and leverage our resources in both the United States and China.

ENMD-2076 has received orphan drug designation for the treatment of ovarian cancer, multiple myeloma and acute myeloid leukemia (“AML”).

ENMD-2076 is our only program currently under active clinical evaluation. This prioritization allows us to direct the majority of our limited resources to the clinical development of ENMD-2076. With the completion of our recent financing, as discussed above, we will continue to pursue the development of ENMD-2076 and will evaluate other therapeutic drug candidates available internally and externally. We are currently in the planning stages for the next ENMD-2076 trial. In developing drug candidates, we intend to use and leverage resources available to us in both the United States and China. In line with capitalizing on the drug development and capital resources available in China, we have established a wholly-owned subsidiary in China. We intend to pursue additional financing opportunities as well as opportunities to raise capital through forms of non- or less- dilutive arrangements, such as partnerships and collaborations with organizations that have capabilities and/or products that are complementary to our capabilities and products in order to continue the development of our product candidate that we intend to pursue to commercialization. However, there can be no assurance that adequate additional financing under such arrangements will be available to us on terms that we deem acceptable, if at all.

We have incurred significant losses from operations, due in large part to expenditures for our research and development activities. At September 30, 2012, we had an accumulated deficit of $393.0 million.  We expect to continue to incur operating losses, for the foreseeable future due to, among other factors, its continuing clinical activities. Based on current plans, due in large part to the $10 million proceeds from our Strategic Financing in February 2012, we expect our current available cash and cash equivalents to meet our cash requirements through at least December 31, 2013. The Company will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive arrangements in China to support the Company’s dual-country approach to drug development.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Our critical accounting policies, including the items in our financial statements requiring significant estimates and judgments, are as follows:

-	Revenue Recognition - We recognize revenue in accordance with the provisions of authoritative guidance issued, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured.

-	Royalty Revenue – Royalties from licenses are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured. We expect that the majority of our 2012 revenues will be primarily from royalties on the sale of Thalomid®. In 2004, certain provisions of a purchase agreement dated June 14, 2001 by and between Bioventure Investments kft (“Bioventure”) and the Company were satisfied and, as a result, beginning in 2005 we became entitled to share in the royalty payments received by Royalty Pharma Finance Trust, successor to Bioventure, on annual Thalomid® sales above a certain threshold. Based on the licensing agreement royalty formula, annual royalty sharing commences when net royalties received by Royalty Pharma exceeds $15,375,000.

-	We are also eligible to receive royalties from Oxford Biomedica, PLC based on a portion of the net sales of products developed for the treatment of ophthalmic (eye) diseases based in part on the Endostatin gene. We did not receive any payment from Oxford Biomedica, PLC in 2011 and do not expect to receive additional payments from Oxford Biomedica, PLC in 2012.

-	Royalty payments, if any, are recorded as revenue when received and/or when collectibility is reasonably assured.

-	Research and Development - Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Research and development costs are expensed as incurred.

-	Expenses for Clinical Trials – Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the data. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes the enrollment process. Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and when a patient drops out of a trial. Costs that are based on clinical data collection and management are recognized in the reporting period in which services are provided. In the event of early termination of a clinical trial, we would accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

-	Stock-Based Compensation – All share-based payment transactions associated with service, performance, market condition based stock options and other equity-based compensation are recognized in the financial statements at their fair values. The fair value of awards whose fair values are calculated using the Black-Scholes option pricing model is generally being amortized on a straight-line basis over the requisite service period, which is generally the option vesting term of one to three years. The fair value of awards with market conditions is being amortized based upon the estimated derived service period. Share based awards granted to employees with a performance condition are measured based on the probable outcome of that performance condition during the requisite service period. Such an award with a performance condition will be expensed if it is probable that a performance condition will be achieved. Share-based compensation expense recognized for the nine months ended September 30, 2012 and 2011 totaled approximately $746,000 and $566,000, respectively.

The determination of fair value of stock-based payment awards on the date of grant, using either the Black-Scholes or binomial option pricing model, is affected by our stock price, as well as the input of other subjective assumptions. These assumptions include, but are not limited to, the expected forfeiture rate and expected term of stock options and our expected stock price volatility over the term of the awards. Changes in the assumptions can materially affect the fair value estimates.

Any future changes to our share-based compensation strategy or programs would likely affect the amount of compensation expense recognized.

RESULTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2012 and 2011.

Revenues. Our 2012 revenues will likely result solely from Celgene’s sales of Thalomid®. We earn royalties once sales of Thalomid exceed approximately $225 million annually, pursuant to a 2001 agreement with Royalty Pharma. Thalomid® is distributed and sold by Celgene and/or its affiliates, and thus, we have no control over sales of Thalomid® or the amount, if any, of royalty payments we will receive. We recorded royalty revenue of $0 and $8,852 during the three and nine month periods ended September 30, 2011. This royalty related to certain sales by Celgene of Thalomid in 2010 that were not reported to Royalty Pharma until the second quarter of 2011, at which time we received our share of the applicable royalty payment. We do not expect to record royalty revenue in fiscal 2012 until the fourth quarter.

Research and Development Expenses. Our research and development expenses for the three and nine months ended September 30, 2012 totaled approximately $623,000 and $1,881,000, respectively. Research and development expenses for the corresponding 2011 periods were $703,000 and $3,051,000, respectively.

Reflected in our R&D expenses totaling $623,000 for the three-month period ended September 30, 2012 are direct project costs of $378,000 for ENMD-2076, $63,000 for Panzem® oncology, and $2,000 for ENMD-1198. The 2011 research and development expenses for the comparable period included $496,000 for ENMD-2076, $13,000 for Panzem® oncology, $5,000 for ENMD-1198 and $4,000 for MKC-1. Research and development expenses totaling $1,881,000 for the nine-month period ended September 30, 2012 include direct project costs of $1,008,000 related to ENMD-2076, $146,000 related to Panzem® oncology, $11,000 related to ENMD-1198 and $3,000 for MKC-1. The 2011 research and development expenses for the comparable period included $2,264,000 for ENMD-2076, $56,000 for Panzem®, $23,000 for ENMD-1198 and $29,000 for MKC-1. The overall decrease in research and development costs in the three and nine month periods ended September 30, 2012, as compared to same period in 2011, reflects a decrease in costs associated with the clinical development of ENMD-2076 as fewer patients were enrolled in and remained on clinical trials during 2012, as well as a decrease in the number of research and development personnel, offset by an increase in research and development costs incurred by EntreMed China, compared to the 2011 period when clinical development costs were increased as we were continuing to enroll patients.

At September 30, 2012, accumulated direct project expenses for Panzem® oncology were $54,568,000; direct ENMD-1198 project expenses totaled $13,259,000; and, since acquired, accumulated direct project expenses for ENMD-2076 totaled $21,685,000 and for MKC-1, accumulated project expenses totaled $10,194,000. Our research and development expenses also include non-cash stock-based compensation totaling $94,000 and $186,000 for the three and nine months ended September 30, 2012 and $18,000 and $114,000 for the respective 2011 periods. The increase in stock-based compensation expense is related to stock options granted in August 2012. The balance of our research and development expenditures includes manufacturing costs in China, facility costs and other departmental overhead, and expenditures related to the non-clinical support of our programs.

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

Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Research and development expenses decreased to $623,000 during the three months ended September 30, 2012 from $703,000 for the corresponding period in 2011. Research and development expenses decreased to $1,881,000 during the nine months ended September 30, 2012 from $3,051,000 for the corresponding period in 2011. Expenditures during the three and nine months ended September 30, 2012 were specifically impacted by the following:

-	Outside Services – In the three-month period ended September 30, 2012, we expended $14,000 on outside service activities versus $4,000 in the same 2011 period. For the nine-month period ended September 30, 2012 outside services are $36,000 compared to $51,000 for the same 2011 period. The increase in 2012 as compared to 2011 for the three month period reflects costs associated with the translation of documents to Chinese for regulatory purposes in China. The decrease in the nine month period primarily reflects increased costs in 2011 associated with clinical trials for the development of the ENMD-2076.

-	Clinical Trial Costs – Clinical trial costs, which include clinical site fees, monitoring costs and data management costs, decreased to $58,000 in the three months ended September 30, 2012 from $159,000 in the three-month period ended September 30, 2011. The decrease during this period relates to fewer patients on trial during the 2012 period compared to the 2011 period and increased costs associated with data analysis during the 2011 period. Clinical trial costs for the nine-month period ended September 30, 2012 decreased to $186,000 from $934,000 for the comparable 2011 period. This decrease relates to fewer patients on clinical trials during the 2012 period and increased costs during the 2011 period due to continued new patient enrollment in the Phase 2 trials in early 2011.

-	Contract Manufacturing Costs - The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, product release costs and storage fees. Contract manufacturing costs for the three months ended September 30, 2012 increased to $114,000 compared to $9,000 during the same period in 2011. The 2012 increase relates to contract manufacturing costs associated with our operations in China. For the nine-month period ended September 30, 2012, manufacturing costs decreased to $156,000 from $226,000 for the comparable 2011 period. The 2012 decrease reflects a net reduction in encapsulation costs for ENMD-2076 as there was a large production of material in early 2011.

-	Personnel Costs — Personnel costs decreased to $200,000 in the three-month period ended September 30, 2012 from $304,000 in the corresponding 2011 period. For the nine-month period, personnel costs decreased in 2012 to $858,000 from $1,018,000 for the corresponding 2011 period. This decrease is attributed to the impact of the elimination of seven positions during 2011 and 2012, offset by both the severance expense of $290,000 in 2012 and the increase in non-cash stock-based compensation of $72,000 related to stock options granted in 2012.

-	Also reflected in our 2012 research and development expenses for the three-month period ended September 30, 2012 are patent costs of $136,000 and facility and related expenses of $24,000. In the corresponding 2011 period, these expenses totaled $134,000 and $43,000, respectively. For the nine-month period ended September 30, 2012, patent costs were $389,000 and facility and related expenses were $47,000. In the corresponding 2011 period, these expenses totaled $440,000 and $145,000, respectively. Patent costs during the nine months ended September 30, 2012 decreased primarily due to higher costs in 2011 associated with the execution of our intellectual property strategy, including maintaining our patent portfolio and expanding our patent protection internationally. The reduction in expenses in facilities and related expenses in 2012 resulted from an overall decrease in leased office space.

General and Administrative Expenses. General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.

General and administrative expenses were $565,000 in the three-month period ended September 30, 2012 which was consistent with $557,000 in the corresponding 2011 period. For the nine-month period, general and administrative expenses decreased in 2012 to $2,263,000 from $2,530,000 for the corresponding 2011 period. This decrease is primarily related to the reduction in salary and facility costs, as well as professional fees compared to the 2011 period, in addition to the continuation of cost savings initiatives during 2012.

Interest Expense. Interest expense for the nine month period ended September 30, 2012 was $10,041,000. All of the interest expense was non-cash interest (including $684,000, related to amortization of deferred financing costs; $2,156,000, related to amortization of debt discount; and $145,000, related to accrued interest on our Notes payable which was converted to shares of common stock on May 1, 2012). Also included as non-cash interest expense for nine month period ended September 30, 2012 was $7,057,000, representing the value of the beneficial conversion feature associated with the Notes. There was no interest expense for the three month periods ended September 30, 2012 and 2011 or for the nine-months ended September 30, 2011.

Dividends on Series A Convertible Preferred Stock. The Consolidated Statements of Operations for the nine months ended September 30, 2012 and 2011 reflect accrued, but unpaid, dividends of $335,000 and $753,750, respectively relating to Series A Convertible Preferred Stock held by Celgene pursuant to a Securities Purchase Agreement dated December 31, 2002. Celgene, the holder of Series A Preferred Stock accumulated dividends at a rate of 6% and participated in dividends declared and paid on the common stock, if any. In connection with the stockholder approval of the Strategic Financing on April 30, 2012, Celgene has waived all accrued dividends on the Series A Preferred Stock, and is no longer entitled to any liquidation preference on its shares. There are no outstanding shares of Series A Convertible Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses in 2012 and the foreseeable future before we commercialize any products. Based on our current plans and following the consummation of the Strategic Financing in February 2012, we expect our current available cash and cash equivalents to meet our cash requirements through at least December 31, 2013.

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

At September 30, 2012, we had cash of $8,812,133, with working capital of $8,324,784.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of September 30, 2012.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of September 30, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

3.1	Certificate of Elimination of Series A Convertible Preferred Stock (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 20, 2012)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Unaudited Consolidated Statements of Operations for the Three and Nine months ended September 30, 2012 and 2011, (iii) Unaudited Consolidated Statements of Cash Flows for the Nine months ended September 30, 2012 and 2011 and (iv) Notes to Unaudited Consolidated Financial Statements.*

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

ENTREMED, INC.
(Registrant)

Date: November 14, 2012	/s/ Ken Keyong Ren
Ken Keyong Ren
Chief Executive Officer

Date: November 14, 2012	/s/ Sara B. Capitelli
Sara B. Capitelli
Principal Accounting Officer

EXHIBIT INDEX

3.1	Certificate of Elimination of Series A Convertible Preferred Stock (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 20, 2012)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Unaudited Consolidated Statements of Operations for the Three and Nine months ended September 30, 2012 and 2011, (iii) Unaudited Consolidated Statements of Cash Flows for the Nine months ended September 30, 2012 and 2011 and (iv) Notes to Unaudited Consolidated Financial Statements.*

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

