Form 10-K
period 2012-12-31
ENTREMED INC
filed 2013-03-21
CIK 895051

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C., 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission file number 0-20713

ENTREMED, INC.

_______________

(Exact name of registrant as specified in its charter)

Delaware	58-1959440
(State of Incorporation)	(I.R.S. Employer Identification No.)

9620 Medical Center Drive, Suite 300, Rockville, MD	20850
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (240) 864-2600

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2012, the aggregate market value of the shares of common stock held by non-affiliates was approximately $39,691,371.

As of March 14, 2013, 27,023,038 shares of the Company’s common stock were outstanding.

Documents Incorporated By Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2012. The proxy statement is incorporated herein by reference into the following parts of the Form 10K:

Part III, Item 10, Directors, Executive Officers and Corporate Governance;

Part III, Item 11, Executive Compensation;

Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;

Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence; and

Part III, Item 14, Principal Accounting Fees and Services.

ENTREMED, INC.

FORM 10-K - FISCAL YEAR ENDED DECEMBER 31, 2012

TABLE OF CONTENTS

Form 10-K Part No.	Form 10-K Item No.	Description	Page No.
I	1	Business	3

	1A	Risk Factors	12

	1B	Unresolved Staff Comments	20

	2	Properties	21

	3	Legal Proceedings	21

	4	Mine Safety Disclosure	21

II	5	Market for Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities	21

	6	Selected Financial Data	22

	7	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

	7A	Quantitative and Qualitative Disclosures About Market Risk	30

	8	Financial Statements and Supplementary Data	30

	9	Changes in and Disagreements with Accountants On Accounting and Financial Disclosure	30

	9A	Controls and Procedures	30

	9B	Other Information	31

III	10	Directors, Executive Officers and Corporate Governance	31

	11	Executive Compensation	31

	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	32

	13	Certain Relationships and Related Transactions, and Director Independence	32

	14	Principal Accounting Fees and Services	32

IV	15	Exhibits and Financial Statement Schedules	32

		Signatures	36

		Audited Consolidated Financial Statements	F-1

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

We caution investors that actual results or business conditions may differ materially from those projected or suggested in forward-looking statements as a result of various factors including, but not limited to, those described above and in Section IA, “Risk Factors” of this Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (this “Annual Report”) and our other filings with the Securities and Exchange Commission (“SEC”). We cannot assure you that we have identified all the factors that create uncertainties. Moreover, new risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Readers should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.	BUSINESS.

EntreMed, Inc. (“EntreMed” or “the Company”) (Nasdaq: ENMD) is a clinical-stage pharmaceutical company employing a drug development strategy primarily in the United States and China to develop innovative targeted therapeutics designed to treat cancer and other diseases. In 2012, the Company refocused its clinical and regulatory strategy to leverage resources in China and to conduct clinical and regulatory activities in both China and US/Canada in order to accelerate delivery of clinical data and to reduce costs of clinical trials. Our lead drug candidate is ENMD-2076, a selective Aurora A and angiogenic kinase inhibitor for the treatment of cancer, which we will continue to develop with approval by the United States Food and Drug Administration (the “FDA”), including global trials with sites in China, and in parallel will develop locally under the China State and Food Drug Administration (“SFDA”). The Company’s market focus includes developed countries, and also in particular, China, which has a pharmaceutical products market that we believe will continue to grow rapidly. Through partnerships and collaborations, we intend to add additional drug candidates to our pipeline for development using the Company’s US and China strategy. The Company intends to employ a market-oriented approach to identify pharmaceutical candidates that it believes has the potential for gaining widespread market acceptance either globally or in China and for which development can be accelerated under the Company’s US and China drug development strategy.

ENMD-2076

ENMD-2076 is an orally-active, Aurora A/angiogenic kinase inhibitor with a unique kinase selectivity profile and multiple mechanisms of action. ENMD-2076 exerts its effects through multiple mechanisms of action, including anti-proliferative activity and the inhibition of angiogenesis. ENMD-2076 has been shown to inhibit a distinct profile of angiogenic tyrosine kinase targets in addition to the Aurora A kinase. Aurora kinases are key regulators of mitosis (cell division), and are often over-expressed in human cancers. ENMD-2076 also targets the VEGFR, Flt-3, and FGFR3 kinases which have been shown to play important roles in the pathology of several cancers. ENMD-2076 has demonstrated significant, dose-dependent preclinical activity as a single agent, including tumor regression, in multiple xenograft models (e.g. breast, colon, leukemia), as well as activity towards ex vivo-treated human leukemia patient cells. ENMD-2076 also has shown promising activity in Phase 1 clinical trials in solid tumor cancers, leukemia, and multiple myeloma, and in a Phase 2 trial for ovarian cancer. The status and development of ENMD-2076 is outlined below:

Disease Indication	Status	Sites

Advanced Solid tumors	Phase 1 trial completed	• University of Colorado
• Dana-Farber Cancer Institute

Leukemia	Phase 1 trial completed	• Princess Margaret Hospital

Multiple Myeloma	Phase 1 trial completed	• Indiana University Melvin & Bren Simon Cancer Center

Ovarian Cancer	Phase 2 trial being	• Dana-Farber Cancer Institute
	completed, enrollment	• University of Colorado
	closed	• Memorial Sloan-Kettering Cancer Center
• Indiana University Melvin & Bren Simon Cancer Center
• University of Chicago Medical Center
• Princess Margaret Hospital

Triple-Negative Breast	Phase 2 currently enrolling	• University of Colorado
Cancer	New Trial Application	• Indiana University
Accepted by China SFDA

Advanced/Soft Tissue Sarcoma	Phase 2 currently enrolling	• Princess Margaret Hospital

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

In November 2012, results of a preclinical study in triple-negative breast cancer (TNBC) of ENMD-2076 were published in the article, entitled “Predictive Biomarkers of Sensitivity to the Aurora and Angiogenic Kinase Inhibitor ENMD-2076 in Preclinical Breast Cancer Models”. Through this study, ENMD-2076 shows activity against preclinical models of breast cancer with more robust activity against TNBC. We believe the study also supports further clinical investigation of ENMD-2076 in patients with metastatic TNBC with an emphasis on the continued development of p53-based predictive biomarkers. We also believe the study provides additional support for our ongoing Phase 2 TNBC trial.

In December 2012, to implement our global development strategy utilizing China, and to advance our ongoing Phase 2 triple-negative breast cancer trial currently underway at the University of Colorado and Indiana University, we submitted a new drug clinical trial application with China’s State Food and Drug Administration (SFDA) for ENMD-2076 to conduct global clinical trials in triple-negative breast cancer patients. SFDA has accepted of our application package and we are working with the SFDA to move the process forward towards approval.

ENMD-2076 has received orphan drug designation from the FDA for the treatment of ovarian cancer, multiple myeloma and acute myeloid leukemia (“AML”). In the United States, the Orphan Drug Act is intended to encourage companies to develop therapies for the treatment of diseases that affect fewer than 200,000 people in this country. Orphan drug designation provides us with seven years of market exclusivity that begins once ENMD-2076 receives FDA marketing approval for a specific indication. It also provides certain financial incentives that can help support the development of ENMD-2076.

We intend to advance clinical development of ENMD-2076 and the implementation of our plans will include leveraging our resources in both the United States and China. In order to capitalize on the drug development and capital resources available in China, the Company is doing business in China through its wholly-owned Chinese subsidiary that will execute the China portion of the Company’s drug development strategy, including conducting clinical trials in China, pursuing local funding opportunities and strategic collaborations, and implementing the Company’s plan for accelerated development and commercialization in the China market.

OTHER PRODUCT CANDIDATES

ENMD-2076 is our only program currently under active clinical evaluation. Our other product candidates in the pipeline include 2-methoxyestrdiol (2ME2) for autoimmune diseases for which we have an approved Investigational New Drug Application (IND) in rheumatoid arthritis treatment, and MKC-1, programs which we own or have exclusive license to.

2ME2 (2-methoxyestradiol) for Autoimmune Diseases. 2ME2 (2-methoxyestradiol) is an orally active compound that has antiproliferative, antiangiogenic and anti-inflammatory properties. The inhibition of angiogenesis is an important approach to the treatment of both cancer and rheumatoid arthritis. 2ME2 (2-methoxyestradiol) has potential as a single agent in rheumatoid arthritis based on its antiangiogenic, anti-inflammatory, and anti-osteoclastic (bone resorption) properties. Clinical trial activities have previously been conducted with 2ME2 in rheumatoid arthritis (RA), but in an effort to focus on the development of ENMD-2076, no significant additional resources have been expended on this program. In December 2012, preclinical results for 2ME2 were published online in the Early Edition of Proceedings of the National Academy of Sciences (PNAS). Together with our previous findings of its disease modifying activity in RA animal models, the study further extended 2ME2’s therapeutic value to the management of multiple sclerosis, RA and possibly other autoimmune disorders. The Company is exploring multiple strategies for the development of 2ME2 including potential partnership opportunities.

MKC-1 for Oncology. MKC-1 is an orally-active, small molecule, cell cycle inhibitor with in vitro and in vivo efficacy against a broad range of human solid tumor cell lines, including multi-drug resistant cell lines. MKC-1 acts through multiple mechanisms of action, arresting cellular mitosis and inducing cell death (apoptosis) by binding to a number of different cellular proteins including tubulin and members of the importin β family. MKC-1 has demonstrated broad antitumor effects in multiple preclinical models, including paclitaxel-resistant models, and was evaluated in several Phase 1 and 2 clinical studies prior to the licensing of the drug from Hoffman La Roche. Since acquired by EntreMed, MKC-1 has shown single agent antitumor activity in breast cancer patients and in combination with Alimta® in NSCLC patients. MKC-1 has completed multiple Phase 2 clinical trials for cancer. The Company is seeking a partner to collaborate on any further clinical investigation of MKC-1.

PRECLINICAL

Our focus is on clinical-stage or clinical-stage ready drug candidates so that we can immediately employ our US and China drug development model to accelerate clinical and regulatory progress. We will however be opportunistic with innovative compounds presented to us and will continue to foster our deep relationships with the science, research and academic communities.

RECENT DEVELOPMENTS

On March 1, 2013, the Company entered into a definitive agreement with certain investors (collectively, the “2013 Investors”) for a registered financing in the aggregate amount of approximately $10.8 million (the “2013 Financing”).  In connection with the 2013 Financing, we entered into a Securities Purchase Agreement with the 2013 Investors pursuant to which the Company agreed to sell in a registered transaction 4,495,828 shares of the Company’s common stock and warrants to purchase up to an aggregate of 2,247,912 shares of common stock (the “2013 Investor Warrants”).  The 2013 Investor Warrants cover a number of shares of common stock equal to 50% of the number of shares purchased by each Investor.  The 2013 Investor Warrants have an exercise price of $2.91 per share and are exercisable on or about September 4, 2013 and expire three years after the exercisable date.  The Company completed the closings on the 2013 Financing on March 14, 2013 and received net proceeds of approximately $10.3 million.

OPERATING LOSSES

To date, we have been engaged exclusively in research and development activities. As a result, we have incurred operating losses through December 31, 2012 and expect to continue to incur operating losses for the foreseeable future before commercialization of any products. We spent $2,375,000 on research and development in 2012, as compared to $3,457,000 in 2011. The decrease in research and development spending relates to fewer patients enrolling in and remaining on clinical trials during 2012, as well as decreases in salaries, facility costs and patent fees. To accomplish our business goals, we, or prospective development partners, will be required to conduct substantial development activities for ENMD-2076 and any future product candidates that we intend to pursue to commercialization. We may continue to raise capital through the public or private sale of securities. There can be no assurance that we will be successful in securing such additional capital on favorable terms, if at all.

MANAGEMENT

The current senior management team includes: Dr. Ken K. Ren, Chief Executive Officer; Cynthia W. Hu, Chief Operating Officer, General Counsel & Secretary; and Sara B. Capitelli, Vice President, Finance & Principal Accounting Officer. Dr. William E. Gannon Jr. serves as Vice President, Medical and Regulatory Affairs in a part-time consulting capacity. Dr. Wei-Wu He serves as our Executive Chairman. The Company, as part of its normal operations, also has consulting relationships with a core team of experts in clinical trial design, FDA and SFDA strategy, scientific research, manufacturing and formulation, among others.

Our management team ensures and instills a corporate culture of prudent resource management, fiscal responsibility and accountability, while maintaining an environment of innovation and entrepreneurialism in order to quickly respond to opportunities and to react to any changes in market conditions and in the regulatory landscape.

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

BUsiness Development AND COMMERCIALIZATION Strategy

Oncology is our principal clinical and commercial focus. Based on ENMD-2076’s strong preclinical anti-tumor activity, favorable safety profile and bioavailability, we believe that it has significant therapeutic potential in a broad range of tumor types and will continue to invest behind ENMD-2076 as our lead program. We believe that ENMD-2076 represents a potential Phase 3 partnering opportunity for large biopharmaceutical companies or drug development companies for either global or other territory rights outside of China. As a result, our strategy is to pursue the development of ENMD-2076 for oncology, obtain additional clinical data while being selective and opportunistic in exploring strategic alliances for this and other future compounds in our pipeline. We intend to employ a market-oriented approach to identify pharmaceutical candidates that we believe have the potential for gaining widespread market acceptance, either globally or in China and for which development can be accelerated under the Company’s US and China drug development strategy. We may pursue co-development partners for our other pipeline product candidates to help accelerate their development and strengthen the development program with complementary expertise. We can also provide our co-development partners with substantial know-how relating to small molecules that inhibit angiogenesis and inflammation, as well as regulate cell cycle pathways.

In 2012, we established a wholly-owned Chinese subsidiary that will execute the China portion of our drug development strategy, including conducting clinical trials in China, pursuing local funding opportunities and strategic collaborations, and implementing our plan for accelerated development and commercialization in the China market.

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

Sponsored Research Agreements. To support development efforts, we have entered into sponsored research agreements with outside scientists to conduct specific projects. Under these agreements, we have secured the rights to intellectual property and to develop under exclusive license any discoveries resulting from these collaborations. The funds, if any, we provide in accordance with these agreements partially support the scientists’ laboratory, research personnel and research supplies.

Clinical Trial Centers. As of March 14, 2013, we are conducting clinical trials for ENMD-2076 at the following institutions:

Clinical Trial	Institution

Phase 2 Ovarian Cancer	• Princess Margaret Hospital, Toronto, Ontario
(being completed; enrollment closed)	• Indiana University Melvin & Bren Simon Cancer Center, Indianapolis, IN

Phase 2 Triple-Negative Breast Cancer	• University of Colorado Cancer Center, Aurora, CO
(currently enrolling)	• Indiana University Melvin & Bren Simon Cancer Center, Indianapolis, IN

Phase 2 Advanced/Soft Tissue Sarcoma	• Princess Margaret Hospital, Toronto, Ontario
(currently enrolling)

INTELLECTUAL PROPERTY

We generally seek patent protection for our technology and product candidates in the United States, China and other key markets.  The patent position of biopharmaceutical companies generally is highly uncertain and involves complex legal and factual questions.  Our success will depend, in part, on whether we can: (i) obtain patents to protect our own products; (ii) obtain licenses to use the technologies of third parties, which may be protected by patents; (iii) protect our trade secrets and know-how; and (iv) operate without infringing the intellectual property and proprietary rights of others.

With respect to our lead drug candidate, ENMD-2076, we directly own 7 granted patents or allowed patent applications (including 2 granted United States patents, 1 allowed Chinese patent application, and 4 granted patents and 6 additional pending patent applications in other countries).  The patent term for U.S. Patent No. 7,563,787 will expire March 5, 2027, assuming all maintenance fees are paid.  If and when the U.S. Food and Drug Administration (FDA) approves ENMD-2076, this patent term may be extended.  The patent terms of our granted patents (including any patents issuing from our pending patent applications) in other countries will expire September 29, 2029, assuming all annuities are paid and not considering any term extensions for regulatory approval that might be available.

With respect to our entire patent estate for all of our product candidates, we directly own 7 granted patents and pending patent applications in the United States, 20 foreign granted patents and pending patent applications, and in connection with MKC-1, we have exclusively in-licensed an extensive patent estate of granted patents and pending patent applications worldwide.  We review and assess our portfolio on a regular basis to ensure protection and to align our patent strategy with our overall business strategy.

We have trademark protection for the trademark ENTREMED.

GOVERNMENT REGULATION

U.S. Food and Drug Administration (FDA)

Our development, manufacture, and potential sale of therapeutics in the United States, China and other countries are subject to extensive regulations by federal, state, local and foreign governmental authorities.

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

State Food and Drug Administration (SFDA)

We are also subject to regulation and oversight by different levels of the food and drug administration in China, in particular, the State Food and Drug Administration (“SFDA”). Our development activities in China follow two purposes: (1) to obtain clinical data to support our global FDA-regulated trials, and (2) to obtain clinical data to support local registration with SFDA. The “Law of the PRC on the Administration of Pharmaceuticals,” as amended on February 28, 2001, provides the basic legal framework for the administration of the production and sale of pharmaceuticals in China and covers the manufacturing, distributing, packaging, pricing and advertising of pharmaceutical products in China. Its implementation regulations set out detailed implementation rules with respect to the administration of pharmaceuticals in China. We are also subject to other PRC laws and regulations that are applicable to manufacturers and distributors in general.

Product Manufacturing. To support local registration with SFDA, both drug substance and drug product need to be manufactured locally in China through either a self-owned facility or a contract manufacturing organization. The drug substance and drug product to be used for clinical trials must be manufactured in compliance with SFDA Good Manufacturing Practice (GMP) guidelines. A manufacturer of pharmaceutical products and raw materials must obtain the GMP certification to produce pharmaceutical products and raw materials for marketing in China. GMP certification criteria include institution and staff qualifications, production premises and facilities, equipment, raw materials, hygiene conditions, production management, quality controls, product distributions, maintenance of sales records and manner of handling customer complaints and adverse reaction reports. A GMP certificate is valid for five years. The certificate must be renewed at least six months before its expiration date. A manufacturer is required to obtain GMP certificates to cover all of its production operations.

Our current drug substance and product for our China subsidiary has been and will be manufactured through contract manufacturing for clinical trials supporting local registration with SFDA. They are all manufactured in compliance with SFDA GMP guidelines.

In addition, before commencing business, a pharmaceutical manufacturer must also obtain a business license from the relevant administration for industry and commerce.

Preclinical Research and Clinical Trials. Approval from SFDA is required to conduct clinical trials. In order to apply for a clinical trial application approval to support local registration in China, a pharmaceutical company is required to conduct a series of preclinical research including research on chemistry, pharmacology, toxicology and pharmacokinetics of pharmaceuticals. This preclinical research should be conducted in compliance with the relevant regulatory guidelines issued by the SFDA. In particular, the safety evaluation research must be conducted in compliance with the Good Laboratory Practice.

After completion of preclinical studies and obtaining the clinical trial approval from the SFDA, clinical trials are conducted in compliance with the Good Clinical Practice and include:

Phase 1 – preliminary trial of clinical pharmacology and human safety evaluation studies. The primary objective is to observe the pharmacokinetics and the tolerance level of the human body to the new medicine as a basis for ascertaining the appropriate methods of dosage.

Phase 2 – preliminary exploration on the therapeutic efficacy. The purpose is to assess preliminarily the efficacy and safety of pharmaceutical products on patients with the target indication of the pharmaceutical products and to provide the basis for the design and dosage tests for Phase 3. The dosing and methodology of research in this phase generally adopts double-blind, random methods with limited sample sizes.

Phase 3 – confirm the therapeutic efficacy. The objective is to further verify the efficacy and safety of pharmaceutical products on patients within the target indication, to evaluate the benefits and risks and finally to provide sufficient experimental proven evidence to support the registration application of the pharmaceutical products. In general, the trial should adopt double-blind random methods with sufficient sample sizes.

Global Clinical Trials. SFDA regulations allow foreign drug developers to conduct global clinical trials in China for import investigation new drug as part of a global drug development program. A Global Clinical Trial Application needs to be filed with SFDA and approval is required prior to conducting the trials. As per SFDA regulation, the pre-qualification for filing the global Clinical Trial Application is that the investigational new product needs to have at least completed phase 1 clinical trial overseas and are in the process of later stages of development.

In order to apply for a global Clinical Trial Application in China, a biopharmaceutical company is required to submit a comprehensive investigation new drug application package filed with foreign regulatory agency, i.e. FDA, in a format compliance with SFDA guidance.

After obtaining the global Clinical Trial Approval from the SFDA, clinical trials are conducted in compliance with the both FDA/ICH and SFDA Good Clinical Practice guidelines.

New Drug Registration and Application. After completion of the 3 phases of clinical trials demonstrating the safety and effectiveness of the pharmaceuticals in targeted indication, a New Drug Registration Application needs to be filled with SFDA, which include research data of chemistry, manufacturing and controls, pre-clinical studies and clinical trials.

Once new drug registration approval is received, the product can be sold nationwide in China.

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

The biopharmaceutical industry has undergone, and is expected to continue to undergo, rapid and significant technological change. Consolidation and competition are expected to intensify as technical advances in each field are achieved and become more widely known. In order to compete effectively, we will be required to continually expand our scientific expertise and technology, identify and retain capable personnel and pursue scientifically feasible and commercially viable opportunities.

Our competition will be determined in part by the potential indications for which our product candidates may be developed and ultimately approved by regulatory authorities. The relative speed with which we develop new products, complete clinical trials, obtain regulatory approvals, etc. are critical factors in gaining a competitive advantage. We may rely on third parties to commercialize our products, and accordingly, the success of these products will depend in significant part on these third parties' efforts and ability to compete in these markets. The success of any collaboration will depend in part upon our collaborative partners' own competitive, marketing and strategic considerations, including the relative advantages of alternative products being developed and marketed by our collaborative partners and our competitors.

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

EMPLOYEES

Our work force, based in Rockville, MD and Beijing, China, currently consists of 8 full-time employees and 1 part-time employee. Certain of our activities, such as manufacturing and clinical trial operations, are outsourced at the present time. We may hire additional personnel, in addition to utilizing part-time or temporary consultants, on an as-needed basis. None of our employees are represented by a labor union, and we believe our relations with our employees are satisfactory.

CORPORATE HEADQUARTERS

We were incorporated under Delaware law in 1991. Our principal executive offices are located at 9620 Medical Center Drive, Suite 300, Rockville, Maryland 20850, and our telephone number is (240) 864-2600. We also lease office space in Beijing, China, where our China operations are based.

CHINA OPERATIONS

In August 2012, we established a wholly-owned Chinese subsidiary and an office in Beijing. Our staff in Beijing currently consists of 3 full-time employees. Among its activities, our Beijing office helps to oversee the Company’s local manufacturing and formulation activities, SFDA regulatory activities and provides support to our business development activities.

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

We have experienced losses in each year since inception. Through December 31, 2012, we had an accumulated deficit of approximately $393 million.   We will seek to raise capital to continue our operations and although we have been successfully funded to date through the sales of our equity securities and through limited royalty payments, there is no assurance that our capital-raising efforts will be able to attract the funding needed to sustain our operations.  If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. In such event, investors may lose a portion or all of their investment.

Losses have continued since December 31, 2012.  We expect that our ongoing clinical and corporate activities will result in operating losses for the foreseeable future before we commercialize any products, if ever.  In addition, to the extent we rely on others to develop and commercialize our products, our ability to achieve profitability will depend upon the success of these other parties.  To support our research and development of certain product candidates, we may seek and rely on cooperative agreements from governmental and other organizations as a source of support. If a cooperative agreement were to be reduced to any substantial extent, it may impair our ability to continue our research and development efforts.  Even if we do achieve profitability, we may be unable to sustain or increase it.

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

IDG And its Affiliates is Our Largest Holder Of Common Stock And May Have Different Interests Than Our Other Stockholders

IDG and its affiliated entities is a holder of approximately 20.2% of the outstanding shares of our common stock (excluding the shares issuable under the warrants held by IDG) and is permitted to have a representative on the Board of Directors. IDG may have interests that are different from the interests of the other stockholders. We cannot assure that IDG will not seek to influence our business in a manner that is contrary to our goals or strategies or the interests of other stockholders.

Subsequent Resales Of Shares Of Our Common Stock In The Public Market May Cause The Market Price Of Our Common Stock To Fall

The market value of our common stock could decline as a result of sales by investors from time to time of a substantial amount of the shares of common stock held by them.

We Plan To Conduct Development And Operations In China, Which Exposes Us To Risks Inherent In Doing Business In China

We expect to continue to conduct clinical development related activities in China in 2013. To be successful in China we will need to: establish clinical trials; attract and retain qualified personnel to operate our Chinese subsidiary; and attract and retain research and development employees. We cannot assure you that we will be able to do any of these. Employee turnover in China is high due to the intensely competitive and fluid market for skilled labor. Operations in China are subject to greater political, legal and economic risks than our operations in other countries. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, employee benefits and other matters. In addition, we may not obtain or retain the requisite legal permits to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. Any one of the factors cited above, or a combination of them, could result in unanticipated costs, which could materially and adversely affect our business and planned operations and development in China.

We May Not Be Able To Successfully Identify And Acquire New Product Candidates

Our growth strategy relies on our in-license of new product candidates from third parties. Our pipeline will be dependent upon the availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions. Even if such opportunities are present, we may not be able to successfully identify such acquisition target. Moreover, other companies, many of which may have substantially greater financial resources are competing with us for the right to acquire such product candidates.

If a product candidate is identified, the third parties with whom we seek to cooperate may not select us as a potential partner or we may not be able to enter into arrangements on commercially reasonable terms or at all. Furthermore, the negotiation and completion of collaborative and license arrangements could cause significant diversion of management’s time and resources and potential disruption of our ongoing business.

The Current Capital and Credit Market Conditions May Adversely Affect the Company’s Access to Capital, Cost of Capital, and Ability to Execute its Business Plan as Scheduled

Access to capital markets is critical to our ability to operate. Traditionally, biopharmaceutical companies (such as we) have funded their research and development expenditures through raising capital in the equity markets.  Declines and uncertainties in these markets over the past few years have severely restricted raising new capital in amount sufficient to significantly conduct our ENMD-2076 program and have affected our ability to continue to expand or fund research and development efforts with our other product candidates. We require significant capital for research and development for our product candidates and clinical trials. In recent years, the general economic and capital market conditions in the United States have deteriorated significantly and have adversely affected our access to capital and increased the cost of capital, and there is no certainty that a recovery in the capital and credit markets, enabling us to raise capital in an amount to sufficiently fund our short-term and long-term plans, will occur in 2013.  If these economic conditions continue or become worse, our future cost of equity or debt capital and access to the capital markets could be adversely affected. In addition, our inability to access the capital markets on favorable terms because of our low stock price, or upon our delisting from the NASDAQ Capital Market if we fail to satisfy a listing requirement, could affect our ability to execute our business plan as scheduled. Moreover, we rely and intend to rely on third parties, including our clinical research organizations, third party manufacturers, and certain other important vendors and consultants. As a result of the current volatile and unpredictable global economic situation, there may be a disruption or delay in the performance of our third-party contractors and suppliers. If such third parties are unable to adequately satisfy their contractual commitments to us in a timely manner, our business could be adversely affected.

We are Uncertain Whether Additional Funding Will Be Available For Our Future Capital Needs and Commitments, and If We Cannot Raise Additional Funding, or Access the Capital Markets, We May Be Unable to Complete Development of Our Product Candidates

We will require substantial funds in addition to our existing working capital to develop our product candidates and otherwise to meet our business objectives. We have never generated sufficient revenue during any period since our inception to cover our expenses and have spent, and expect to continue to spend, substantial funds to continue our clinical development programs. Any one of the following factors, among others, could cause us to require additional funds or otherwise cause our cash requirements in the future to increase materially:

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

At December 31, 2012, we had cash of approximately $8,049,000. On March 14, 2013, we completed the closings of the Company’s registered direct financing resulting in net proceeds of $10.3 million to the Company. We currently have no commitments or arrangements for any new additional financing.  We may continue to seek additional capital through public or private financing or collaborative agreements in 2013 and beyond. Our operations require significant amounts of cash. We may be required to seek additional capital for the future growth and development of our business. We can give no assurance as to the availability of such additional capital or, if available, whether it would be on terms acceptable to us. In addition, we may continue to seek capital through the public or private sale of securities, if market conditions are favorable for doing so. If we are successful in raising additional funds through the issuance of equity securities, stockholders will likely experience substantial dilution. If we are not successful in obtaining sufficient capital because we are unable to access the capital markets on favorable terms, it could reduce our research and development efforts, curtail significantly our development of ENMD-2076 and may materially adversely affect our future growth, results of operations and financial results.

We Rely Exclusively on the Royalty Payments Based upon Thalomid® Sales by a Third Party to Produce our Revenues, and 2013 Sales May Not Reach Trigger for Royalty Payment; We Do Not Have Any Late Stage Product Candidates

We entered into a licensing agreement in 2001 regarding royalty payments for Thalomid®, and in 2004, certain provisions of that agreement were satisfied, which then entitled us to share in royalty payments received by Royalty Pharma Finance Trust on annual Thalomid® sales above a certain threshold. Based on the licensing agreement royalty formula, annual royalty sharing with Royalty Pharma commences when net royalties received by Royalty Pharma exceeds $15,375,000. During the year ended December 31, 2012, royalty payments from Thalomid® sales by Celgene Corporation accounted for all of our total revenues.  As Thalomid® is distributed and sold by Celgene and/or its affiliates, we are reliant on a third party for our revenues.

As expected, our royalty payment in 2012 experienced a decline as compared to 2011, and our total revenues earned in 2012 were significantly lower than 2011.   Based on the trend of Thalomid® sales in the last few years, annual sales of Thalomid® in 2013 may decrease to below the trigger threshold, which would result in no payment of Thalomid® royalty to the Company. A wide variety of events may have contributed to the decline of Thalomid® sales in recent years, including for example, if a competing drug gains greater market share or wider acceptance.  or if Celgene target its sales efforts to other proprietary drugs, or if a competitor to Celgene successfully introduces a generic pharmaceutical product equivalent to Thalomid® at a relatively lower price with the effect of reducing the market share and profitability of Thalomid®.

Additionally, we do not have any late stage clinical programs, and ENMD-2076 is in Phase 2 trials. There is no assurance that ENMD-2076 will progress to further Phase 2 trials or advance to a Phase 3 trial, or that we will be able to finance such clinical trials. Accordingly, we do not have any near-term prospects of generating revenues from the commercial sale of ENMD-2076 or any of our product candidates.

The Market Price of Our Common Stock May Be Highly Volatile or May Decline Regardless of Our Operating Performance

Our common stock price has fluctuated from year-to-year and quarter-to-quarter and will likely continue to be volatile.   During 2012, our stock price ranged from $1.00 to $2.95. We expect that the trading price of our common stock is likely to be highly volatile in response to factors that are beyond our control. The valuations of many biotechnology companies without consistent product revenues and earnings are extraordinarily high based on conventional valuation standards, such as price to earnings and price to sales ratios. These trading prices and valuations may not be sustained. In the future, our operating results in a particular period may not meet the expectations of any securities analysts whose attention we may attract, or those of our investors, which may result in a decline in the market price of our common stock. Any negative change in the public’s perception of the prospects of biotechnology companies could depress our stock price regardless of our results of operations. These factors may materially and adversely affect the market price of our common stock.

Development of Our Products is Uncertain

ENMD-2076 is in Phase 2 development and our other product candidates were in the early stage of clinical development and require significant, time-consuming and costly research and development, testing and regulatory clearances. In developing our products, we are subject to risks of failure that are inherent in the development of these product candidates. For example, it is possible that any or all of our proposed products will be ineffective or toxic, or otherwise will fail to receive necessary FDA and SFDA clearances. There is a risk that the proposed products will be uneconomical to manufacture or market or will not achieve market acceptance. There is also a risk that third parties may hold proprietary rights that preclude us from marketing our proposed products or that others will market a superior or equivalent product. Further, our research and development activities might never result in commercially viable products.

A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials even after promising results in earlier trials. Since ENMD-2076 is our primary product candidate any significant clinical setback or an unfavorable outcome in our Phase 2 trials for ENMD-2076 may require us to delay, reduce the scope of, or eliminate this program and could have a material adverse effect on our company and the value of our common stock.

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

Although product candidates may demonstrate promising results in early clinical (human) trials and preclinical (animal) studies, they may not prove to be effective in subsequent clinical trials. For example, testing on animals may occur under different conditions than testing in humans and therefore the results of animal studies may not accurately predict human experience. Likewise, early clinical studies may not be predictive of eventual safety or effectiveness results in larger-scale pivotal clinical trials. Our clinical development primary focus is on ENMD-2076 and as such we do not expect to internally pursue clinical investigation of our other product candidates.

There are many regulatory steps that must be taken before any of these product candidates will be eligible for regulatory approval and subsequent sale, including the completion of preclinical and clinical trials. We do not expect that our product candidates will be commercially available for several years, if ever.

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

The Success of Our Business Depends Upon the Members of Our Senior Management Team, Our Clinical Development Expertise in Both U.S. and China, and Our Ability to Continue to Attract and Retain Qualified Clinical, Technical and Business Personnel

We are dependent on the principal members of our senior management team and clinical development team for our business success. The loss of any of these people could impede the achievement of our development and business objectives. We do not carry key man life insurance on the lives of any of our key personnel. There is intense competition for human resources, including management, in the scientific fields in which we operate and there can be no assurance that we will be able to attract and retain qualified personnel necessary for the successful development of ENMD-2076 and any new product candidates, and any expansion into areas and activities requiring additional expertise. In addition, there can be no assurance that such personnel or resources will be available when needed. In addition, we rely on a significant number of consultants to assist us in formulating our clinical strategy and other business activities. All of our consultants may have commitments to, or advisory or consulting agreements with, other entities that may limit their availability to us.

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

Failure of Manufacturing Facilities Producing Our Product Candidates to Maintain Regulatory Approval Could Delay or Otherwise Hinder Our Ability to Market Our Product Candidates

Any manufacturer of our product candidates will be subject to applicable Good Manufacturing Practices (GMP) prescribed by the FDA or other rules and regulations prescribed by SFDA and other foreign regulatory authorities. We and any of our collaborators may be unable to enter into or maintain relationships either domestically or abroad with manufacturers whose facilities and procedures comply or will continue to comply with GMP and who are able to produce our small molecules in accordance with applicable regulatory standards. Failure by a manufacturer of our products to comply with GMP could result in significant time delays or our inability to obtain marketing approval or, should we have market approval, for such approval to continue. Changes in our manufacturers could require new product testing and facility compliance inspections. In the United States, failure to comply with GMP or other applicable legal requirements can lead to federal seizure of violated products, injunctive actions brought by the federal government, inability to export product, and potential criminal and civil liability on the part of a company and its officers and employees.

We Depend on Patents and Other Proprietary Rights, Some of Which are Uncertain

Our success will depend in part on our ability to obtain and maintain patents for ENMD-2076 and our other products, in the United States, China and elsewhere. The patent position of biotechnology and pharmaceutical companies in general is highly uncertain and involves complex legal and factual questions. Risks that relate to patenting our products include the following:

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

Our Potential Products Are Subject to Government Regulatory Requirements and an Extensive Approval Process

Our research, development, preclinical and clinical trials, manufacturing, and marketing of our product candidates are subject to an extensive regulatory approval process by the FDA, the State Food and Drug Administration (“SFDA”) in China and other regulatory agencies. .. The process of obtaining FDA, SFDA and other required regulatory approvals for drug and biologic products, including required preclinical and clinical testing, is time consuming and expensive. Even after spending time and money, we may not receive regulatory approvals for clinical testing or for the manufacturing or marketing of any products. Our collaborators or we may encounter significant delays or costs in the effort to secure necessary approvals or licenses. Even if we obtain regulatory clearance for a product, that product will be subject to continuing review. Later discovery of previously unknown defects or failure to comply with the applicable regulatory requirements may result in restrictions on a product’s marketing or withdrawal of the product from the market, as well as possible civil or criminal penalties.

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

We May Engage in Strategic and Other Corporate Transactions, Which Could Negatively Affect Our Business and Earnings

In 2013, we may consider strategic and other corporate transactions as opportunities present themselves.  There are risks associated with such activities. These risks include, among others, incorrectly assessing the quality of a prospective strategic partner, encountering greater than anticipated costs in integration, being unable to profitably deploy assets acquired in the transaction, such as drug candidates, possible dilution to our stockholders, and the loss of key employees due to changes in management. Further, strategic transactions may place additional constraints on our resources by diverting the attention of our management from our business operations. To the extent we issue securities in connection with additional transactions, these transactions and related issuances may have a dilutive effect on earnings per share and our ownership. Our earnings, financial condition, and prospects after an acquisition depend in part on our ability to successfully integrate the operations of the acquired business or technologies. We may be unable to integrate operations successfully or to achieve expected cost savings. Any cost savings which are realized may be offset by losses in revenues or other charges to earnings.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	PROPERTIES.

As of December 31, 2012, we leased approximately 4,200 square feet of office space in Rockville, Maryland where our headquarters are located. In addition, as of December 31, 2012, we leased approximately 1,900 square feet of office space in Beijing, China where our China operations are based. We believe that our existing facilities are adequate to meet our needs for the foreseeable future. We do not own any real property.

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

Market for Common Equity

The following table sets forth the high and low closing price for our common stock by quarter, as reported by the NASDAQ Capital Market, for the periods indicated:

Closing Prices
	HIGH	LOW
2011:
First Quarter	$6.57	$4.64
Second Quarter	5.50	2.26
Third Quarter	2.61	1.19
Fourth Quarter	1.90	0.93
2012:
First Quarter	$1.00	$2.95
Second Quarter	1.59	2.16
Third Quarter	1.72	2.48
Fourth Quarter	1.26	1.94

On March 14, 2013, the closing price of our common stock, as reported by The NASDAQ Capital Market, was $2.33 per share. As of March 14, 2013 there were approximately 750 holders of record of our common stock.

Dividend Policy

Since our initial public offering in 1996, we have not paid cash dividends on our common stock. We currently anticipate that any earnings will be retained for the continued development of our business and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

In connection with the Company’s financing in 2012, Celgene waived all accrued dividends on its Series A Preferred, and converted its shares of Series A Preferred to shares of common stock. Upon conversion, the liquidation preference on such shares of Series A Preferred was eliminated and the class of Series A Preferred has since been eliminated.

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

OVERVIEW

We are a clinical-stage pharmaceutical company employing a drug development strategy primarily in the United States and China to develop innovative targeted therapeutics designed to treat cancer and other diseases. In 2012, we refocused our clinical and regulatory strategy to leverage resources in China and to conduct clinical and regulatory activities in both China and US/Canada in order to accelerate delivery of clinical data and to reduce costs of clinical trials. Our lead drug candidate is ENMD-2076, a selective Aurora A and angiogenic kinase inhibitor for the treatment of cancer, which we will continue to develop with approval by the FDA including global trials with sites in China, and parallel will develop locally under the SFDA. Our market focus includes developed countries, and also in particular, China, which has a pharmaceutical products market that we believe will continue to grow rapidly. Through partnerships and collaborations, we intend to add additional drug candidates to our pipeline for development using our US and China strategy. We intend to employ a market-oriented approach to identify pharmaceutical candidates that we believe have the potential for gaining widespread market acceptance either globally or in China and for which development can be accelerated under our US and China drug development strategy.

ENMD-2076 is an orally-active, Aurora A/angiogenic kinase inhibitor with a unique kinase selectivity profile and multiple mechanisms of action. ENMD-2076 exerts its effects through multiple mechanisms of action, including anti-proliferative activity and the inhibition of angiogenesis. ENMD-2076 has been shown to inhibit a distinct profile of angiogenic tyrosine kinase targets in addition to the Aurora A kinase. Aurora kinases are key regulators of mitosis (cell division), and are often over-expressed in human cancers. ENMD-2076 also targets the VEGFR, Flt-3, and FGFR3 kinases which have been shown to play important roles in the pathology of several cancers. ENMD-2076 has demonstrated significant, dose-dependent preclinical activity as a single agent, including tumor regression, in multiple xenograft models (e.g. breast, colon, leukemia), as well as activity towards ex vivo-treated human leukemia patient cells. ENMD-2076 also has shown promising activity in Phase 1 clinical trials in solid tumor cancers, leukemia, and multiple myeloma, and in a Phase 2 trial for ovarian cancer.

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

In November 2012, favorable results of a preclinical study in triple-negative breast cancer (TNBC) of ENMD-2076 were published in the article, entitled “Predictive Biomarkers of Sensitivity to the Aurora and Angiogenic Kinase Inhibitor ENMD-2076 in Preclinical Breast Cancer Models”. Through this study, ENMD-2076 shows activity against preclinical models of breast cancer with more robust activity against TNBC. The study also supports further clinical investigation of ENMD-2076 in patients with metastatic TNBC with an emphasis on the continued development of p53-based predictive biomarkers. It provides strong support for the rational of our ongoing Phase 2 TNBC trial.

In December 2012, to advance our global development strategy, we submitted a new drug clinical trial application with China’s State Food and Drug Administration (SFDA) for our proprietary drug candidate, ENMD-2076, to conduct global clinical trials in triple-negative breast cancer patients. SFDA has accepted of our application package and we are working with the SFDA to move the process forward towards approval. SFDA’s approval of our application would pave the way for us to conduct global clinical trials in China and advancing our ongoing Phase 2 triple-negative breast cancer trial currently underway at the University of Colorado and Indiana University.

ENMD-2076 has received orphan drug designation from the FDA for the treatment of ovarian cancer, multiple myeloma and acute myeloid leukemia (“AML”).

ENMD-2076 is our only program currently under active clinical evaluation. Our other product candidates in the pipeline include 2-methoxyestrdiol (2ME2) for autoimmune diseases for which we have an approved IND in rheumatoid arthritis treatment, and MKC-1, programs which we own or have exclusive license to.

We intend to advance clinical development of ENMD-2076 and the implementation of our plans will include leveraging our resources in both the United States and China. In order to capitalize on the drug development and capital resources available in China, the Company is doing business in China through its wholly-owned Chinese subsidiary that will execute the China portion of the Company’s drug development strategy, including conducting clinical trials in China, pursuing local funding opportunities and strategic collaborations, and implementing the Company’s plan for accelerated development and commercialization in the China market.

Since inception, we have incurred significant losses from operations and has incurred an accumulated deficit of $393.3 million.  We expect to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical activities. In developing drug candidates, we intend to use and leverage resources available to us in both the United States and China. We intend to pursue additional financing opportunities as well as opportunities to raise capital through forms of non- or less- dilutive arrangements, such as partnerships and collaborations with organizations that have capabilities and/or products that are complementary to our capabilities and products in order to continue the development of our product candidate that we intend to pursue to commercialization. However, there can be no assurance that adequate additional financing under such arrangements will be available to us on terms that we deem acceptable, if at all.

At December 31, 2011, there was substantial doubt about the Company’s ability to continue as a going concern. In February 2012 (the “2012 Financing”) the Company received the proceeds from a $10 million convertible note financing which would allow the Company to have sufficient cash to meet its cash requirements at least into fiscal 2013. The conversion of the notes was subject to stockholder approval of the financings. At the Company’s 2012 annual stockholders’ meeting held on April 30, 2012, the stockholders approved the 2012 Financing transaction, and the convertible notes automatically converted into common stock on May 1, 2012. In addition, on March 1, 2013, the Company announced entering into an agreement with certain investors for the sale of 4,495,828 shares of common stock and 2,247,912 warrants for approximately $10.8 million (see below). As a result of these transactions along with on-going cost containment measures, the Company has sufficient resources to fund its operations at least through December 31, 2013, thereby removing the substantial doubt about its ability to continue as a going concern.

On March 1, 2013, the Company entered into a definitive agreement with the 2013 Investors for a registered financing in the aggregate amount of approximately $10.8 million.  In connection with the 2013 Financing, we entered into a Securities Purchase Agreement with the 2013 Investors pursuant to which the Company agreed to sell in a registered transaction 4,495,828 shares of the Company’s common stock and warrants to purchase up to an aggregate of 2,247,912 shares of common stock.  The 2013 Investor Warrants cover a number of shares of common stock equal to 50% of the number of shares purchased by each Investor.  The 2013 Investor Warrants have an exercise price of $2.91 per share and are exercisable on or about September 4, 2013 and expire three years after the exercisable date.  The Company completed the closings on the 2013 Financing on March 14, 2013 and received net proceeds of approximately $10.3 million.

On January 20, 2012, we entered into a Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “2012 Investors”), pursuant to which we issued and sold to the 2012 Investors, in a private placement, subordinated mandatorily convertible promissory notes (collectively, the “Notes”) with an aggregate principal amount of $10 million (the “2012 Financing”). We also issued warrants (the “2012 Warrants”) to the Investors to purchase an aggregate of 1,739,132 shares of the Company's common stock. The 2012 Warrants cover a number of shares of common stock equal to 20% of the principal amount of the Notes purchased by each investor, divided by $1.15.  The 2012 Warrants have an exercise price of $1.40 per share and are exercisable on or after July 29, 2012 and expire five years after the exercisable date.

The 2012 Financing was completed on February 2, 2012. We received net proceeds of approximately $9.3 million. We received approval of the 2012 Financing from the Company's stockholders at the 2012 annual stockholders meeting held on April 30, 2012. On May 1, 2012, the Notes, including accrued interest of $144,658, automatically and immediately converted into 8,821,431 shares of common stock and the 2012 Warrants became exercisable on or after July 29, 2012.  The Notes bore an interest rate of 6% and converted at a conversion price of $1.15 per share.  The conversion price reflected the 10-day average closing sale price of our Common Stock ended on January 20, 2012.

On June 28, 2011, we entered into the Standby Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA Global”), a fund managed by Yorkville Advisors, LLC. Concurrent with the signing of the SEDA, we agreed to sell shares to YA Global and received gross proceeds of $1.1 million on June 29, 2011. The number of shares for the initial drawdown of $1.1 million was determined in accordance with the SEDA and settled in shares in equal amounts over the five weeks ended August 5, 2011. The total number of shares issued to YA Global related to the initial drawdown of $1.1 million, net of issuance costs of $155,000, was 600,412 shares. We terminated the SEDA agreement on January 31, 2012, in connection with the closing of the 2012 Financing.

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

Royalty Revenue – Royalties from licenses are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured. Our 2012 and 2011 revenues were primarily from royalties on the sale of Thalomid®. In 2004, certain provisions of a purchase agreement dated June 14, 2001 by and between Bioventure Investments kft (“Bioventure”) and the Company were satisfied and, as a result, beginning in 2005 we became entitled to share in the royalty payments received by Royalty Pharma Finance Trust, successor to Bioventure, on annual Thalomid® sales above a certain threshold. Based on the licensing agreement royalty formula, annual royalty sharing commences when net royalties received by Royalty Pharma exceeds $15,375,000. There can be no assurance on the future trends of Thalomid® sales and the amount of revenue we will receive and record in 2013. Based on the trend of Thalomid® sale figures in recent years, we expect annual sales of Thalomid® in 2013 to continue to decrease, and which could decrease to a level below the threshold amount to trigger a royalty payment to the Company, which would result in a reduction in our revenues in 2013.

-	Royalty payments, if any, are recorded as revenue when received and/or when collectibility is reasonably assured.

-	Research and Development - Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Research and development costs are expensed as incurred.

-	Expenses for Clinical Trials – Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the data. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes the enrollment process. Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and when a patient drops out of a trial. Costs that are based on clinical data collection and management are recognized in the reporting period in which services are provided. In the event of early termination of a clinical trial, we accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

-	Stock-Based Compensation – All share-based payment transactions are recognized in the financial statements at their fair values. Compensation expense associated with service, performance, market condition based stock options and other equity-based compensation is recorded in accordance with provisions of authoritative guidance. The fair value of awards whose fair values are calculated using the Black-Scholes option pricing model is generally being amortized on a straight-line basis over the requisite service period and is recognized based on the proportionate amount of the requisite service period that has been rendered during each reporting period. The fair value of awards with market conditions, which are valued using a binomial model, is being amortized based upon the estimated derived service period. Share based awards granted to employees with a performance condition are measured based on the probable outcome of that performance condition during the requisite service period. Such an award with a performance condition will be expensed if it is probable that a performance condition will be achieved. As of December 31, 2012, no expense has been recorded for share awards with performance conditions. Using the straight-line expense attribution method over the requisite service period, which is generally the option vesting term of two to three years, share-based compensation expense recognized in the years ended December 31, 2012 and 2011 totaled $978,000 and $610,000, respectively.

The determination of fair value of stock-based payment awards on the date of grant using the Black-Scholes or binomial model is affected by our stock price, as well as the input of other subjective assumptions. These assumptions include, but are not limited to, the expected forfeiture rate and expected term of stock options and our expected stock price volatility over the term of the awards. Changes in the assumptions can materially affect the fair value estimates.

Any future changes to our share-based compensation strategy or programs would likely affect the amount of compensation expense recognized.

RESULTS OF OPERATIONS

Years Ended December 31, 2012 and 2011.

Revenues. Revenues decreased 66% in 2012 to $669,000 from $1,941,000 in 2011. Our revenues for these two years primarily reflect royalty revenues received from the sales of Thalomid®. The decrease in 2012 revenue was consistent with our expectations and results from decreased royalty revenue earned on sales of Thalomid® in the United States. Beginning in 2005, we became entitled to share in the royalty payments received by Royalty Pharma Finance Trust on annual Thalomid® sales when Royalty Pharma Finance Trust receives more than $15,375,000 in royalties. Thalomid® sales in 2012 and 2011 surpassed the annual revenue targets and we recorded royalty revenues of $669,000 and $1,941,000, respectively.

Research and Development Expenses. Our 2012 research and development expenses totaled $2,375,000 as compared to $3,457,000 in 2011, a 31% decrease. In 2012, our research and development expenses reflect direct project costs for ENMD-2076 of $1,312,000, $3,000 for MKC-1, $12,000 for ENMD-1198 and $190,000 for 2ME2. The 2011 amount reflects direct project costs for ENMD-2076 of $2,493,000, $53,000 for MKC-1, $43,000 for ENMD-1198 and $62,000 for 2ME2. The significant decrease in 2012 research and development spending reflects a decrease in costs associated with the clinical development of ENMD-2076 as fewer patients were enrolled in and remained on clinical trials during 2012, as well as a decrease in the number of research and development personnel, offset by an increase in research and development costs incurred by EntreMed China, compared to the 2011 period when clinical development costs were increased as we were continuing to enroll patients.

At December 31, 2012, accumulated direct project expenses for 2ME2 were $58,023,000; direct ENMD-1198 project expenses totaled $13,259,000; and, since acquired, accumulated direct project expenses for ENMD-2076 totaled $21,988,000 and for MKC-1, accumulated project expenses totaled $10,194,000. Our research and development expenses also include non-cash stock-based compensation totaling $273,000 and $142,000, respectively, for 2012 and 2011. The increase in stock-based compensation expense is related to more stock options granted in 2012. The balance of our research and development expenditures includes facility costs and other departmental overhead, and expenditures related to the non-clinical support of our programs.

We expect the majority of our research and development expenses in 2013 to be devoted to the development of our ENMD-2076 program. We expect our ENMD-2076 expenses in 2013 to increase based on the availability of additional financial resources from our 2013 Financing and our clinical development plan. We will continue to conduct research on ENMD-2076 in order to comply with stipulations made by the FDA, as well as to increase understanding of the mechanism of action and toxicity parameters of ENMD-2076 and its metabolites.  Completion of clinical development may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

We estimate that clinical trials of the type we generally conduct are typically completed over the following timelines:

Global FDA Trial:

CLINICAL PHASE	ESTIMATED COMPLETION PERIOD
Phase 1	1-2 Years
Phase 2	2-3 Years
Phase 3	2-4 Years

Local SFDA Trial:

CLINICAL PHASE	ESTIMATED COMPLETION PERIOD
Phase 1	1 Year
Phase 2	2 Years
Phase 3	2-3 Years

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

Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Overall research and development expenses decreased to $2,375,000 in 2012 from $3,457,000 in 2011.

The fluctuations in research and development expenses were specifically impacted by the following:

-	Outside Services – We utilize outsourcing to conduct our product development activities. We spent $42,000 in 2012 and $54,000 in 2011 on these activities. The decrease in 2012 primarily reflects higher costs in 2011 associated with clinical trials for the development of the ENMD-2076.

-	Clinical Trial Costs – Clinical trial costs, which include clinical site fees, monitoring costs and data management costs, decreased to $227,000 in 2012, from $908,000 in 2011. The decrease in 2012 relates to fewer patients on trial during 2012 compared to 2011 and higher costs in 2011 associated with data analysis and continued new patient enrollment in the Phase 2 trials in early 2011.

-	Contract Manufacturing Costs – The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, and product release costs. Contract manufacturing costs increased in 2012 to $276,000, from $245,000 in 2011. The increase in 2012 relates to contract manufacturing costs associated with our operations in China.

-	Personnel Costs – Personnel costs decreased to $1,048,000 in 2012 from $1,324,000 in 2011. This decrease is attributed to the impact of the elimination of seven positions during 2011 and 2012, offset by both the severance expense of $286,000 in 2012 and the increase in non-cash stock-based compensation of $131,000 related to stock options granted in 2012.
-	Also reflected in our 2012 research and development expenses are patent costs of $439,000, and facility and related expenses of $70,000. In 2011, these expenses totaled $520,000 and $166,000, respectively. Patent costs during 2012 decreased primarily due to higher costs in 2011 associated with the execution of our intellectual property strategy, including maintaining our patent portfolio and expanding our patent protection internationally. The reduction in expenses in facilities and related expenses in 2012 resulted from an overall decrease in leased office space.

General and Administrative Expenses. General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.

General and administrative expenses decreased to $2,798,000 in 2012 from $3,052,000 in 2011. This decrease is primarily related to the reduction in salaries, facility costs, and professional fees in 2012, offset by an increase in non-cash stock-based compensation totaling $238,000 compared to 2011, in addition to the continuation of cost savings initiatives during 2012.

Interest Expense. Interest expense for the year ended December 31, 2012 was $10,041,000. All of the interest expense was non-cash interest (including $684,000, related to amortization of deferred financing costs; $2,156,000, related to amortization of debt discount; and $145,000, related to accrued interest on our Notes payable which was converted to shares of common stock on May 1, 2012). Also included in the $10 million non-cash interest expense for the year ended December 31, 2012 was $7,057,000, representing the value of the beneficial conversion feature associated with the Notes. There was no interest expense for the year ended December 31, 2011.

Dividends on Series A Convertible Preferred Stock. The Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 reflect accrued, but unpaid, dividends of $335,000 and $1,005,000, respectively relating to Series A Convertible Preferred Stock held by Celgene pursuant to a Securities Purchase Agreement dated December 31, 2002. Celgene, the holder of Series A Preferred Stock accumulated dividends at a rate of 6% and participated in dividends declared and paid on the common stock, if any. In connection with the stockholder approval of the 2012 Financing on April 30, 2012, Celgene waived all accrued dividends on the Series A Preferred Stock, and is no longer entitled to any liquidation preference on its shares. There are no outstanding shares of Series A Convertible Preferred Stock and the Series A class of preferred stock has been eliminated.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses in 2013 and the foreseeable future before we commercialize any products. Based on our current plans, we expect our current available cash and cash equivalents to meet our cash requirements for at least the next twelve months.

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

We will continue to seek to raise additional capital to fund our research and development and advance the clinical development of ENMD-2076 and new product candidates, if any. We intend to explore one or more of the following alternatives to raise additional capital:

•	selling additional equity securities;
•	out-licensing product candidates to one or more corporate partners;
•	completing an outright sale of non-priority assets; and/or
•	engaging in one or more strategic transactions.

We also will continue to manage our cash resources prudently and cost-effectively.

There can be no assurance that adequate additional financing under such arrangements will be available to us on terms that we deem acceptable, if at all. If additional funds are raised by issuing equity securities, dilution to existing shareholders may result, or the equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If we fail to obtain additional capital when needed, we may be required to delay or scale back our Phase 2 plans for ENMD-2076 or plans for other product candidates, if any.

At December 31, 2012, we had cash of $8,049,237, with working capital of $8,165,259.

FINANCING ACTIVITIES

On September 27, 2012, we filed a Form S-3 registration statement with the SEC utilizing a “shelf” registration process. On October 9, 2012, the Form S-3 registration statement was declared effective by the SEC. Pursuant to this shelf registration statement, we may sell debt or equity securities in one or more offerings up to a total public offering price of $30.0 million. We believe that this shelf registration statement currently provides us additional flexibility with regard to potential financings that we may undertake when market conditions permit or our financial condition may require. Our registered direct equity financing completed on March 14, 2013 (see below) was offered under the shelf registration statement.

On March 1, 2013, the Company entered into a definitive agreement with 2013 Investors for a registered financing in the aggregate amount of approximately $10.8 million.  In connection with the 2013 Financing, we entered into a Securities Purchase Agreement with the 2013 Investors pursuant to which the Company agreed to sell in a registered transaction 4,495,828 shares of the Company’s common stock and warrants to purchase up to an aggregate of 2,247,912 shares of common stock.  The 2013 Investor Warrants cover a number of shares of common stock equal to 50% of the number of shares purchased by each Investor.  The 2013 Investor Warrants have an exercise price of $2.91 per share and are exercisable on or about September 4, 2013 and expire three years after the exercisable date.  The Company completed the closings on the 2013 Financing on March 14, 2013 and received net proceeds of approximately $10.3 million.

Prior to the 2013 Financing, on February 2, 2012, we completed a financing with the 2012 Investors, for an aggregate gross amount of $10,000,000. In connection with the 2012 Financing, on January 20, 2012, we entered into a Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”) with the 2012 Investors, pursuant to which we issued and sold to the 2012 Investors, in a private placement, subordinated mandatorily convertible promissory notes (collectively, the “Notes”) with an aggregate principal amount of $10 million. We also issued warrants (the “2012 Warrants”) to the Investors to purchase an aggregate of 1,739,132 shares of the Company's common stock. The 2012 Warrants cover a number of shares of common stock equal to 20% of the principal amount of the Notes purchased by each Investor, divided by $1.15.  The 2012 Warrants have an exercise price of $1.40 per share and are exercisable on or after July 29, 2012 and expire five years after the exercisable date. At the closing of the 2012 Financing, we received net proceeds of approximately $9.3 million. We received approval of the 2012 Financing from the Company's stockholders at the 2012 annual stockholders meeting held on April 30, 2012. On May 1, 2012, the Notes, including accrued interest of $144,658, automatically and immediately converted into 8,821,431 shares of common stock and the 2012 Warrants became exercisable on or after July 29, 2012.  The Notes bore an interest rate of 6% and converted at a conversion price of $1.15 per share.  The conversion price reflects the 10-day average closing sale price of our Common Stock ending on January 20, 2012.

INFLATION AND INTEREST RATE CHANGES

Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.

TABLE OF CONTRACTUAL OBLIGATIONS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

OFF-BALANCE-SHEET ARRANGEMENTS

We had no off-balance sheet arrangements during fiscal year 2012.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer (our principal executive officer and principal financial officer, respectively) and our Chief Operating Officer & General Counsel, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Our Chief Executive Officer, Principal Accounting Officer and Chief Operating Officer & General Counsel have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer, Principal Accounting Officer, and Chief Operating Officer & General Counsel) to allow timely decisions regarding required disclosures. Based on such evaluation, our Chief Executive Officer, Principal Accounting Officer, and Chief Operating Officer & General Counsel have concluded these disclosure controls are effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Operating Officer & General Counsel and Principal Accounting Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2012.

ITEM 9B.	OTHER INFORMATION.

Our 2013 Annual Meeting of Stockholders will be held on May 30, 2013. Further information will be provided in our proxy statement that will be filed with the SEC and mailed to stockholders of record as soon as practicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2012.

We have adopted a Code of Ethics, as defined in applicable SEC rules, that applies to directors, officers and employees, including our principal executive officer and principal accounting officer. The Code of Ethics is available on the Company’s website at www.entremed.com.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item, with the exception of information relating to compensation plans under which equity securities of the Company are authorized for issue, which appears below, is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2012.

Options under Employee Benefit Plans

The following table discloses certain information about the options issued and available for issuance under all outstanding Company option plans, as of December 31, 2012.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
Equity compensation plans approved by security holders	1,636,544	$5.07	645,376
Equity compensation plans not approved by security holders	0	$0.00	0
Total	1,636,544	$5.07	645,376

Warrants issued under the unauthorized plans represent compensation for consulting services rendered by the holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. FINANCIAL STATEMENTS - See index to Consolidated Financial Statements.

2. Schedules

All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

3. Exhibits

2.1	Agreement and Plan of Merger, dated as of December 22, 2005 among EntreMed, Inc., E.M.K. Sub, Inc., Miikana Therapeutics, Inc., and Andrew Schwab (incorporated by reference from our Form 8-K previously filed with the Securities and Exchange Commission on December 29, 2005)

3.1	Amended and Restated Certificate of Incorporation of EntreMed, Inc. (incorporated by reference from our Form 10-Q for the quarter ended June 30, 2006 previously filed with the Securities and Exchange Commission)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference from our Form 8-K previously filed with the Securities and Exchange Commission on July 7, 2010)

3.3	Amended and Restated By-laws of EntreMed, Inc. (incorporated by reference from our Form 8-K previously filed with the Securities and Exchange Commission on December 12, 2007)

4.1	Certificate of Elimination of Series A Preferred Stock filed with the Secretary of State of Delaware on September 13, 2012. (Incorporated by reference to Exhibit 3.1 of our Form 8-K previously filed with the Securities and Exchange Commission on September 20, 2012.)

4.2	Form of Common Stock Purchase Warrant, dated September 7, 2010 (incorporated by reference from our Form 8-K previously filed with the Securities and Exchange Commission on September 10, 2010)

4.3	Form of Common Stock Purchase Warrant (incorporated by reference from our Form 8-K previously filed with the Securities and Exchange Commission on January 26, 2012)

4. 4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Form 8-K filed with the Securities and Exchange Commission on March 6, 2013)

4.5	Form of Agent’s Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of our Form 8-K filed with the Securities and Exchange Commission on March 6, 2013)

10.1	License Agreement between Children's Hospital Medical Center Corporation and EntreMed, Inc. signed December 20, 1996 regarding Estrogenic Compounds as Anti-Mitotic Agents (incorporated by reference from our Form 10-K for the year ended December 31, 1996 previously filed with the Securities and Exchange Commission)

10.2	License Agreement between Celgene Corporation and EntreMed, Inc. signed December 9, 1998 regarding thalidomide intellectual property + (incorporated by reference from our Form 10-K for the year ended December 31, 1998 previously filed with the Securities and Exchange Commission)

10.3	Lease Agreement between EntreMed, Inc. and Red Gate III Limited Partnership, dated June 10, 1998 (incorporated by reference from our Form 10-K for the year ended December 31, 1998 previously filed with the Securities and Exchange Commission)

10.4	EntreMed, Inc. 2001 Long-Term Incentive Plan* (incorporated by reference from Appendix A to our Definitive Proxy Statement filed with the Securities and Exchange Commission on May 12, 2006)

10.5.1	Purchase Agreement between Bioventure Investments kft and EntreMed, Inc., dated June 15, 2001+ (incorporated by reference from our Form 10-Q for the quarter ended June 30, 2001 previously filed with the Securities and Exchange Commission)

10.5.2	Amendment 1 to Purchase Agreement between Bioventure Investments kft and EntreMed, Inc., dated July 13, 2001(incorporated by reference from our Form 10-Q for the quarter ended June 30, 2001 previously filed with the Securities and Exchange Commission)

10.5.3	Amendment 2 to Purchase Agreement between Bioventure Investments kft and EntreMed, Inc., dated July 30, 2001(incorporated by reference from our Form 10-Q for the quarter ended June 30, 2001 previously filed with the Securities and Exchange Commission)

10.5.4	Amendment 3 to Purchase Agreement between Bioventure Investments kft and EntreMed, Inc., dated August 3, 2001 (incorporated by reference from our Form 10-Q for the quarter ended June 30, 2001 previously filed with the Securities and Exchange Commission)

10.6	EntreMed, Inc. 2001 Long Term Incentive Plan Non-Qualified Stock Option Grant Agreement (Director)* (incorporated by reference from our Form 8-K previously filed with the Securities and Exchange Commission on April 17, 2007)

10.7	EntreMed, Inc. 2001 Long Term Incentive Plan Non-Qualified Stock Option Grant Agreement (Non-Director Employee)* (incorporated by reference from our Form 8-K previously filed with the Securities and Exchange Commission on April 17, 2007)

10.8	Form of Change in Control Agreement* (incorporated by reference from our Form 8-K previously filed with the Securities and Exchange Commission on April 17, 2007)

10.9	Employment Agreement by and between EntreMed and Cynthia W. Hu, dated as of June 1, 2006* (incorporated by reference from our Form 8-K previously filed with the Securities and Exchange Commission on June 6, 2006)

10.10	Amendment to Employment Agreement by and between the Company and Cynthia W. Hu, effective April 16, 2007* (incorporated by reference from our Form 8-K previously filed with the Securities and Exchange Commission on April 17, 2007)

10.11	Form of Restricted Stock Award under EntreMed, Inc. 2001 Long Term Incentive Plan* (incorporated by reference from our Form 8-K previously filed with the Securities and Exchange Commission on March 11, 2005.

10.12	License Agreement between EntreMed and Celgene Corporation signed March 23, 2005 regarding the development and commercialization of Celgene’s small molecule tubulin inhibitor compounds for the treatment of cancer+ (incorporated by reference from our Form 10-Q for the quarter ended March 31, 2005 previously filed with the Securities and Exchange Commission)
10.13	Securities Purchase Agreement, dated September 7, 2010 by and between EntreMed, Inc. and the investors party thereto (incorporated by reference from our Form 8-K previously filed with the Securities and Exchange Commission on September 10, 2010)
10.14	Employment Agreement, by and between EntreMed, Inc. and Sara Capitelli, dated as of January 10, 2011* (incorporated by reference from our Form 10-K for the fiscal year ended December 31, 2010, previously filed with the Securities and Exchange Commission)

10.15	Convertible Note and Warrant Purchase Agreement, dated January 20, 2012, by and among EntreMed, Inc. and the investors party thereto (incorporated by reference from our Form 8-K previously filed with the Securities and Exchange Commission on January 26, 2012)

10.16	EntreMed, Inc. 2011 Long-Term Incentive Plan* (incorporated by reference from Appendix A to our Definitive Proxy Statement previously filed with the Securities and Exchange Commission on April 28, 2011)

10.17	Employment Agreement by and between EntreMed, Inc. and Ken K. Ren, dated as of March 30, 2012* (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on April 3, 2012)

10.18	Securities Purchase Agreement, dated March 1, 2013, by and among EntreMed, Inc. and the investors thereto (incorporated by reference from our Form 8-K previously filed with the Securities and Exchange Commission on March 6, 2013)

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Accounting Officer

32.1	Rule 13a-14(b) Certification by Chief Executive Officer

32.2	Rule 13a-14(b) Certification by Principal Accounting Officer

101**	Interactive Data Files The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012 and 2011 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and (v) Notes to Consolidated Financial Statements.

*	Management Contract or any compensatory plan, contract or arrangement.

+	Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been filed with the Commission pursuant to our application for confidential treatment.

**	This exhibit is furnished and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2013

ENTREMED, INC.

By:	/s/Ken K. Ren
Ken K. Ren
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Ken K. Ren	Chief Executive Officer	March 21, 2013
Ken K. Ren	(Principal Executive Officer)

/s/Sara B. Capitelli	Principal Accounting	March 21, 2013
Sara B. Capitelli	Officer

/s/Wei-Wu He	Executive Chairman	March 21, 2013
Wei-Wu He

/s/Tak W. Mak	Director	March 21, 2013
Tak W. Mak

/s/Dwight L. Bush	Director	March 21, 2013
Dwight L. Bush

/s/Jennie C. Hunter-Cevera	Director	March 21, 2013
Jennie C. Hunter-Cevera

/s/Mark C. M. Randall	Director	March 21, 2013
Mark C. M. Randall

The following consolidated financial statements of EntreMed, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm

The Board of Directors and

Stockholders of EntreMed, Inc.:

We have audited the accompanying consolidated balance sheet of EntreMed, Inc. as of December 31, 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. EntreMed, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EntreMed, Inc. as of December 31, 2012, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Vienna, Virginia

March 21, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

EntreMed, Inc.:

We have audited the accompanying consolidated balance sheet of EntreMed, Inc. as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EntreMed, Inc. as of December 31, 2011, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that EntreMed, Inc. will continue as a going concern. As more fully described in note 1, the Company has incurred recurring operating losses and negative cash flows from operations. In addition, as described in notes 1 and 6, if the stockholders do not approve the Company’s February 2012 Financing, such amounts will mature and become payable in August 2012. The Company will need to seek additional sources of capital, but there can no assurance that the Company will be successful in accomplishing this objective. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Reznick Group, P.C.

Vienna, Virginia

March 9, 2012

EntreMed, Inc.

Consolidated Balance Sheets

	DECEMBER 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$8,049,237	$1,080,630
Accounts receivable, net of allowance for doubtful accounts of
$12,536 and $13,036 at December 31, 2012 and 2011, respectively	669,310	1,932,742
Prepaid expenses and other	189,465	193,657
Total current assets	8,908,012	3,207,029

Property and equipment, net	52,556	24,621
Other assets	17,427	4,184
Total assets	$8,977,995	$3,235,834

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$504,851	$453,329
Payable to related party	86,683	-
Accrued liabilities	151,219	250,762
Total current liabilities	742,753	704,091

Commitments and Contingencies	-	-

Stockholders' equity:

Convertible preferred stock, $1.00 par value;
5,000,000 shares authorized and 0 and 3,350,000 shares issued and
outstanding at December 31, 2012 and 2011, respectively	-	3,350,000
Common stock, $.01 par value:
170,000,000 shares authorized at December 31, 2012 and 2011;
22,582,938 and 12,237,644 shares issued and outstanding
at December 31, 2012 and 2011, respectively	225,828	122,376
Additional paid-in capital	409,374,905	385,879,634
Treasury stock, at cost: 79,545 shares held at
December 31, 2012 and 2011	(8,034,244)	(8,034,244)
Accumulated deficit	(393,331,247)	(378,786,023)
Total stockholders' equity	8,235,242	2,531,743
Total liabilities and stockholders' equity	$8,977,995	$3,235,834

See accompanying notes.

EntreMed, Inc.

Consolidated Statements of Operations

	YEAR ENDED DECEMBER 31,
	2012	2011
Revenues:
Royalties	$669,310	$1,940,887
	669,310	1,940,887

Costs and expenses:
Research and development	2,375,339	3,457,373
General and administrative	2,797,971	3,051,511
	5,173,310	6,508,884

Interest expense, net	10,041,224	-

Other income (expense)	-	9,502

Net loss	(14,545,224)	(4,558,495)

Dividends on Series A convertible preferred stock	(335,000)	(1,005,000)

Net loss attributable to common shareholders	$(14,880,224)	$(5,563,495)

Net loss per share (basic and diluted)	$(0.78)	$(0.47)
Weighted average number of shares outstanding (basic and diluted)	19,055,064	11,781,119

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2012 and 2011

						Additional
	Preferred Stock		Common Stock		Treasury	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Net loss	-	-	-	-	-	-	(12,621,898)	(12,621,898)
Balance at December 31, 2010	3,350,000	$3,350,000	11,438,021	$115,176	$(8,034,244)	$384,130,011	$(374,227,528)	$5,333,415
Issuance of common stock for options exercised	-	-	13,260	132	-	13,205	-	13,337
Issuance of common stock for warrants exercised	-	-	66,665	667	-	187,662	-	188,329
Issuance of common stock pursuant to financing agreements	-	-	640,153	6,401	-	939,032	-	945,433
Stock-based compensation expense, net of forfeitures	-	-	-	-	-	609,724	-	609,724
Net loss	-	-	-	-	-	-	(4,558,495)	(4,558,495)
Balance at December 31, 2011	3,350,000	$3,350,000	12,158,099	$122,376	$(8,034,244)	$385,879,634	$(378,786,023)	$2,531,743

Issuance of common stock for options exercised	-	-	1,136	11	-	1,988	-	1,999
Conversion of preferred stock into common stock	(3,350,000)	(3,350,000)	1,522,727	15,227	-	3,334,773	-	-
Issuance of common stock pursuant to the 2012 Financing,
net of stock issuance costs (Note 6)	-	-	8,821,431	88,214	-	9,967,587	-	10,055,801
Fair value of warrants issued pursuant to the 2012
Financing (Note 6)	-	-	-	-	-	2,155,527	-	2,155,527
Fair value of beneficial conversion of notes pursuant to
the 2012 Financing (Note 6)	-	-	-	-	-	7,057,153	-	7,057,153
Stock-based compensation expense, net of forfeitures	-	-	-	-	-	978,243	-	978,243
Net loss	-	-	-	-	-	-	(14,545,224)	(14,545,224)
Balance at December 31, 2012	-	$-	22,503,393	$225,828	$(8,034,244)	$409,374,905	$(393,331,247)	$8,235,242

See accompanying notes.

EntreMed, Inc.

Consolidated Statements of Cash Flows

	YEAR ENDED DECEMBER 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,545,224)	$(4,558,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,457	38,116
Stock-based compensation expense	978,243	609,724
Net gain on disposal of assets	-	(8,508)
Realized gain on sale of short-term investment	-	(993)
Non-cash interest	10,041,292	-
Changes in operating assets and liabilities:
Accounts receivable	1,263,432	817,705
Prepaid expenses and other	(9,051)	72,427
Accounts payable	51,522	(897,675)
Payable to related party	86,683	-
Accrued liabilities	(99,543)	(344,579)
Net cash used in operating activities	(2,212,189)	(4,272,278)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of short-term investment	-	26,809
Proceeds from sale of assets	-	56,500
Purchases of furniture and equipment	(48,392)	(6,001)
Net cash (used in) provided by investing activities	(48,392)	77,308

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes and warrants	10,000,000	-
Debt issuance costs	(683,955)	-
Repayment of loan	-	(757,471)
Stock issuance costs	(88,856)	(164,964)
Proceeds from sale of common stock or exercise of options and warrants	1,999	1,312,063
Net cash provided by financing activities	9,229,188	389,628

Net increase (decrease) in cash and cash equivalents	6,968,607	(3,805,342)

Cash and cash equivalents at beginning of year	1,080,630	4,885,972
Cash and cash equivalents at end of year	$8,049,237	$1,080,630

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$-	$7,145

Non-cash financing activity:
Common stock issued in connection with conversion of convertible notes and accrued interest	$10,144,658	$-
Common stock issued in connection with conversion of preferred stock	$3,500,000	$-

Non-cash investing activity:
Disposal of fully depreciated property and equipment, at cost	$129,672	$5,839,982

See accompanying notes.

EntreMed, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

EntreMed, Inc. and its subsidiaries (“EntreMed” or “the Company”) (Nasdaq: ENMD) is a clinical-stage pharmaceutical company employing a drug development strategy primarily in the United States and China to develop innovative targeted therapeutics designed to treat cancer and other diseases. In 2012, the Company refocused its clinical and regulatory strategy to leverage resources in China and to conduct clinical and regulatory activities in both China and US/Canada in order to accelerate delivery of clinical data and to reduce costs of clinical trials. The Company’s lead drug candidate is ENMD-2076, a selective Aurora A and angiogenic kinase inhibitor for the treatment of cancer. ENMD-2076 has completed Phase 1 studies in patients with advanced solid tumors, multiple myeloma and leukemia and is currently completing data for a multi-center Phase 2 study in patients with platinum resistant ovarian cancer. In 2012, the Company initiated a dual-institutional Phase 2 study of ENMD-2076 in triple-negative breast cancer. Additionally, in January 2013, the Company initiated a Phase 2 trial in advanced/metastatic soft tissue sarcoma. The Company intends to pursue additional trials and is in various assessment and planning stages. The Company intends to employ a market-oriented approach to identify pharmaceutical candidates that it believes have the potential for gaining widespread market acceptance either globally or in China and for which development can be accelerated under the Company’s US and China drug development strategy.

ENMD-2076 is an orally-active, Aurora A/angiogenic kinase inhibitor with a unique kinase selectivity profile and multiple mechanisms of action. ENMD-2076 exerts its effects through multiple mechanisms of action, including anti-proliferative activity and the inhibition of angiogenesis. ENMD-2076 has been shown to inhibit a distinct profile of angiogenic tyrosine kinase targets in addition to the Aurora A kinase. Aurora kinases are key regulators of mitosis (cell division), and are often over-expressed in human cancers. ENMD-2076 also targets the VEGFR, Flt-3, and FGFR3 kinases which have been shown to play important roles in the pathology of several cancers. ENMD-2076 has demonstrated significant, dose-dependent preclinical activity as a single agent, including tumor regression, in multiple xenograft models (e.g. breast, colon, leukemia), as well as activity towards ex vivo-treated human leukemia patient cells. ENMD-2076 also has shown promising activity in Phase 1 clinical trials in solid tumor cancers, leukemia, and multiple myeloma, and in a Phase 2 trial for ovarian cancer.

ENMD-2076 has received orphan drug designation for the treatment of ovarian cancer, multiple myeloma and AML.

ENMD-2076 is the only program currently under active clinical evaluation. Other product candidates in the pipeline include 2-methoxyestrdiol (2ME2) for autoimmune diseases for which we have an approved Investigational New Drug Application in rheumatoid arthritis treatment and MKC-1, programs which the Company owns or has exclusive license to.

The Company intends to advance clinical development of ENMD-2076 and the implementation of its plans will include leveraging resources in both the United States and China. In order to capitalize on the drug development and capital resources available in China, the Company is doing business in China through its wholly-owned Chinese subsidiary that will execute the China portion of the Company’s drug development strategy, including conducting clinical trials in China, pursuing local funding opportunities and strategic collaborations, and implementing the Company’s plan for accelerated development and commercialization in the Chinese market.

The Company intends to pursue additional financing opportunities as well as opportunities to raise capital through forms of non- or less- dilutive arrangements, such as partnerships and collaborations with organizations that have capabilities and/or products that are complementary to our capabilities and products in order to continue the development of the its product candidate that the Company intends to pursue to commercialization.

The accompanying consolidated financial statements include the accounts of EntreMed, Inc. and its subsidiaries, Miikana Therapeutics, Inc. (Miikana) and EntreMed (Beijing) Co., Ltd. (EntreMed China). EntreMed China is a non-stock Chinese entity with 100% of its interest owned by EntreMed. EntreMed China received approval for a business license from the Beijing Industry and Commercial Administration in August 2012 and has entered into a lease for operating facilities in Beijing. All inter-company balances and transactions have been eliminated in consolidation.

LIQUIDITY RISKS AND MANAGEMENT’S PLANS

At December 31, 2011, there was substantial doubt about the Company’s ability to continue as a going concern. In February 2012 (the “2012 Financing”) the Company received the proceeds from a $10 million convertible note financing which would allow the Company to have sufficient cash to meet its cash requirements at least into fiscal 2013. The conversion of the notes was subject to stockholder approval of the financings. At the Company’s 2012 annual stockholders’ meeting held on April 30, 2012, the stockholders approved the 2012 Financing transaction, and the convertible notes automatically converted into common stock on May 1, 2012 (see Note 6). In addition, on March 1, 2013, the Company announced entering into an agreement with certain investors for the sale of 4,495,828 shares of common stock and 2,247,912 warrants for approximately $10.8 million (see Note 10). As a result of these transactions along with on-going cost containment measures, the Company has sufficient resources to fund its operations at least through December 31, 2013, thereby removing the substantial doubt about its ability to continue as a going concern.

Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $393.3 million.  The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical activities. The Company will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive arrangements in China to support the Company’s dual-country approach to drug development.

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

Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission. The Company completed an evaluation of the impact of any subsequent events through the date these consolidated financial statements were issued, and determined there were no subsequent events requiring disclosure in or requiring adjustment to these consolidated financial statements other than those disclosed above and in Notes 3, 8 and 10.

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

PROPERTY AND EQUIPMENT

Furniture and equipment and leasehold improvements are stated at cost and are depreciated over their estimated useful lives of 3 to 10 years. Depreciation is determined on a straight-line basis. Depreciation expense was $20,457 and $38,116 in 2012 and 2011, respectively.

Property and equipment consists of the following:

	DECEMBER 31,
	2012	2011
Furniture and equipment	$235,093	$316,373
Leasehold improvements	101,026	101,026
	336,119	417,399
Less: accumulated depreciation	(283,563)	(392,778)
	$52,556	$24,621

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with authoritative guidance issued by FASB, the Company periodically evaluates the value reflected in its balance sheet of long-lived assets, such as equipment, when events and circumstances indicate that the carrying amount of an asset may not be recovered. Such events and circumstances include the use of the asset in current research and development projects, any potential alternative uses of the asset in other research and development projects in the short to medium term and restructuring plans entered into by the Company. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. No impairment charges were recorded in 2012 and 2011.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments with original maturities of less than 90 days. Substantially all of the Company's cash equivalents are held in short-term money market accounts.

ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts.  Allowances for doubtful accounts are determined on a specific item basis.  Management reviews the credit worthiness of individual customers and past payment history to determine the allowance for doubtful accounts.  There is an allowance for doubtful accounts of $12,536 and $13,036 at December 31, 2012 and 2011, respectively.

As of December 31, 2012 and 2011, one customer represented approximately 100% of the total accounts receivable.

FOREIGN CURRENCY TRANSLATION

The U.S. dollar is the functional and reporting currency of the Company. Foreign currency denominated assets and liabilities of the Company and all of its subsidiaries are translated into U.S. dollars. Accordingly, monetary assets and liabilities are translated using the exchange rates in effect at the consolidated balance sheet date and revenues and expenses at the rates of exchange prevailing when the transactions occurred. Remeasurement adjustments are included in income.

DEFERRED RENT

The Company accounts for rent expense related to operating leases by determining total minimum rent payments on the leases over their respective periods and recognizing the rent expense on a straight-line basis. The difference between the actual amount paid and the amount recorded as rent expense in each fiscal year is recorded as an adjustment to deferred rent. Deferred rent as of December 31, 2012 and 2011 was $2,029 and $0, respectively, and is included in accrued liabilities in the accompanying consolidated balance sheets.

DEBT ISSUANCE COST

Debt issuance costs are stated at cost, net of accumulated amortization in other current assets in the consolidated balance sheets. Amortization expense of debt issuance costs is calculated using the interest method over the term of the debt and is recorded in interest expense in the accompanying consolidated statements of operations.

CONVERTIBLE NOTES WITH DETACHABLE WARRANTS AND BENEFICIAL CONVERSION FEATURE

The Company accounts for the issuance of detachable stock purchase warrants in accordance with Accounting Standards Codification (ASC) Topic 470, whereby the Company separately measures the fair value of the detachable warrants and records such amounts as a deemed dividend over the period the warrants are outstanding.

In accordance with the provisions of ASC Topic 470, the Company allocates a portion of the proceeds received to the embedded beneficial conversion feature, based on the difference between the effective conversion price of the proceeds allocated to the convertible notes and the fair value of the underlying common stock on the date the convertible notes were issued. Since the convertible notes also had detachable stock purchase warrants, the Company first allocated the proceeds to the stock purchase warrants and the convertible notes and then allocated the resulting convertible notes proceeds between the beneficial conversion feature, which was accounted for as paid-in capital, and the initial carrying amount of the convertible notes. The discount resulting from the beneficial conversion feature is recorded as a deemed dividend.

EXPENSES FOR CLINICAL TRIALS

Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the data. The Company estimates expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes the enrollment process. Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and the length of participation for each patient. Costs that are based on clinical data collection and management are recognized in the reporting period in which services are provided. In the event of early termination of a clinical trial, the Company accrues an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial. As of December 31, 2012 and 2011, clinical trial accruals were $222,304 and $230,599, respectively, and are included in Accounts Payable in the accompanying consolidated balance sheets.

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

The Company accounts for uncertain tax positions pursuant to the guidance of FASB ASC Topic 740, Income Taxes. The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense. As of December 31, 2012 and 2011, the Company did not accrue any interest related to uncertain tax positions. To date, there have been no interest or penalties charged to the Company in relation to the underpayment of income taxes.

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

All of the Company’s 2012 and 2011 revenues were from royalties based on the sale of Thalomid®, distributed by Celgene Corporation (“Celgene”). In 2004, certain provisions of a purchase agreement dated June 14, 2001 by and between Bioventure Investments kft (“Bioventure”) and the Company were satisfied, and, as a result, in 2005 the Company became entitled to share in the royalty payments received by Royalty Pharma Finance Trust, successor to Bioventure, on annual Thalomid® sales above a certain threshold. Based on the licensing agreement royalty formula, the Company’s right to share in the annual royalty commences when net royalties received by Royalty Pharma exceeds $15,375,000.

NET LOSS PER SHARE

Net loss per share (basic and diluted) was computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding. Outstanding options and warrants totaling 3,686,338 for 2012 and Series A Preferred common stock equivalents, outstanding options and warrants totaling and 2,478,003 for 2011 were anti-dilutive and, therefore, were not included in the computation of weighted average shares used in computing diluted loss per share.

SHARE-BASED COMPENSATION

The Company records compensation expense associated with service, performance, market condition based stock options and other equity-based compensation in accordance with provisions of authoritative guidance. The fair value of awards whose fair values are calculated using the Black-Scholes option pricing model is generally being amortized on a straight-line basis over the requisite service period and is recognized based on the proportionate amount of the requisite service period that has been rendered during each reporting period. The fair value of awards with market conditions, which are valued using a binomial model, is being amortized based upon the derived service period. Share based awards granted to employees with a performance condition are measured based on the probable outcome of that performance condition during the requisite service period. Awards with performance conditions will be expensed if it is probable that the performance condition will be achieved. As of December 31, 2012, no expense has been recorded for share awards with performance conditions.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured amounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. The carrying amount of current assets and liabilities approximates their fair values due to their short-term maturities.

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

3. RELATED PARTY TRANSACTIONS

On October 31, 2012, EntreMed China obtained the necessary approvals to establish a bank account in Beijing. The Board of Directors approved a transfer of $3,000,000 to EntreMed China from EntreMed, Inc. to capitalize its wholly-owned subsidiary, all of which has been advanced as of December 31, 2012. Prior to establishing a bank account, EntreMed China incurred certain startup and initial operating expenses, which have been advanced by the Company’s Chief Executive Officer on behalf of EntreMed China. As of December 31, 2012, the Company has recorded $86,683 as a payable to related party in the accompanying consolidated balance sheets, representing amounts owed to the Company’s Chief Executive Officer as reimbursement for expenses paid. The full amount was repaid to the Company’s Chief Executive Officer subsequent to December 31, 2012.

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

A provision of the Bioventure purchase agreement provided the potential for an adjustment in the purchase price if cumulative sales of Thalomid® exceeded $800 million by December 31, 2004. Based on Thalomid® sales reported publicly by Celgene, the Company concluded that cumulative Thalomid® sales had reached this milestone by December 31, 2004, thus triggering a royalty sharing provision. Beginning the year after cumulative sales reach $800 million, EntreMed is entitled to share in the royalty payments received by Royalty Pharma Finance Trust, successor to Bioventure, on annual Thalomid® sales above a certain threshold. The Company is entitled to receive these sub-royalty payments until the last relevant patent expires, as described under the agreement. In 2012 and 2011 Thalomid® sales surpassed the royalty-sharing point and the Company recognized royalty revenues of $669,310 and $1,940,887, respectively. There can be no assurance that the Company will receive additional material royalties under the royalty sharing provision in the future.

In March 2005, the Company entered into an exclusive worldwide license agreement with Celgene for the development and commercialization of Celgene’s small molecule tubulin inhibitor compounds for the treatment of cancer. Under the terms of the agreement, Celgene received an upfront licensing fee and may receive additional payments upon successful completion of certain clinical, regulatory and sales milestones. No such milestones have been reached through December 31, 2012. The Company’s preliminary work on the program was completed in 2008 and the Company does not expect to devote any significant resources to this program in 2013.

In January 2006, the Company entered into a License Agreement with Elan Corporation, plc (“Elan”) in which the Company has been granted rights to utilize Elan’s proprietary NanoCrystal Technology in connection with the development of the oncology product candidate, 2ME2 NCD. Under the terms of the License Agreement, Elan is eligible to receive payments upon the achievement of certain clinical, manufacturing, and regulatory milestones and to receive royalty payments based on sales of 2ME2 NCD. Additionally, under the agreement and the corresponding Services Agreement, Elan has the right to manufacture EntreMed’s 2ME2 NCD. Milestones related to the initiation of Phase 2 clinical trials for 2ME2 NCD have been paid and there are no additional milestones achieved as of December 31, 2012. The Company does not expect to achieve any milestones in 2013, as the Company does not expect to devote any significant resources to develop 2ME2 utilizing the NCD formulation.

On September 7, 2010, concurrent with the issuance and sale of certain common stock and warrants, the Company entered into that certain China Rights Agreement with Selected Value Therapeutics I, LLC (“SVT”) pursuant to which SVT has an option to exercise certain license, development and commercialization rights for ENMD-2076 in China (the “China Rights Agreement”). In June 2011, SVT exercised its rights to enter into a license for rights to ENMD-2076 in China, Hong Kong, Macau and Taiwan (the “China Rights”). On March 4, 2012, the Company and SVT entered into an agreement pursuant to which the China Rights Agreement terminated and any rights of SVT were transferred to the Company.

5. INCOME TAXES

The income tax provision is based on loss before income taxes of $(14,419,800) in the U.S. and $(125,424) in China. The Company has net operating loss carryforwards for income tax purposes of approximately $339,643,000 at December 31, 2012 ($335,401,000 at December 31, 2011) that expire in years 2013 through 2032. The Company also has research and development (R&D) tax credit carryforwards of approximately $9,019,000 as of December 31, 2012 that expire in years 2013 through 2032. These net operating loss carryforwards include approximately $20,000,000, related to exercises of stock options for which the income tax benefit, if realized, would increase additional paid-in capital. The utilization of the net operating loss and research and development carryforwards may be limited in future years due to changes in ownership of the Company pursuant to Internal Revenue Code Section 382. For financial reporting purposes, a valuation allowance has been recognized to reduce the net deferred tax assets to zero due to uncertainties with respect to the Company's ability to generate taxable income in the future sufficient to realize the benefit of deferred income tax assets.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	DECEMBER 31,
	2012	2011
Deferred income tax assets (liabilities):
Net operating loss carryforwards	$132,994,000	$131,044,000
Research and development credit carryforward	9,019,000	9,309,000
Equity investment	72,000	71,000
Other	3,665,000	3,371,000
Depreciation	64,000	14,000
Valuation allowance for deferred income tax assets	(145,814,000)	(143,809,000)
Net deferred income tax assets	$-	$-

A reconciliation of the provision for income taxes to the federal statutory rate is as follows:

	2012	2011
Tax benefit at statutory rate	$(4,945,000)	$(1,550,000)
State taxes	(701,000)	(93,000)
Net R&D credit adjustment	(97,000)	(295,000)
Attribute expiration and other	4,068,000	1,314,000
Permanent M-1s	1,000	7,000
Change in valuation allowance	2,015,000	657,000
Other	67,000	(40,000)
Change in estimated effective rate	(408,000)	-
	$-	$-

The Company had $3,103,000 of unrecognized tax benefits as of January 1, 2012 related to net R&D tax credit carryforwards. The Company had a full valuation allowance on the net deferred tax asset recognized in the consolidated financial statements. For the year ended December 31, 2012, there was a reduction in unrecognized tax benefits of $97,000 related to R&D credit carryforwards expiring in 2012. The Company has a full valuation allowance at January 1, 2012 and at December 31, 2012 against the full amount of its net deferred tax assets and therefore, there was no impact on the Company’s financial position.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2012	2011
Unrecognized tax benefits balance at January 1	$3,103,000	$3,105,000
Additions for Tax Positions of Prior Periods	-	18,000
Reductions for Tax Positions of Prior Periods	(97,000)	(76,000)
Additions for Tax Positions of Current Period	-	56,000

Unrecognized tax benefits balance at December 31	$3,006,000	$3,103,000

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2012 and 2011, the Company had no accrued interest or penalties related to uncertain tax positions, respectively.

The tax returns for all years in the Company’s major tax jurisdictions are not settled as of December 31, 2012. The income tax returns of the Company for 2009, 2010 and 2011 are subject to examination by income taxing authorities, generally for three years after they were filed. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

The Company believes that the total unrecognized tax benefit, if recognized, would impact the effective rate, however, such reversal may be offset by a corresponding adjustment to the valuation allowance.

6. STOCKHOLDERS' EQUITY

In 2002, the Company issued 3,350,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) to Celgene. The value of the common stock at the date the Series A Preferred Stock was issued was $9.46. The Series A Preferred Stock was convertible, at the option of Celgene, at any time, into common stock at an initial per common share conversion price of $11.00 (1 share of preferred converts into .45 shares of common). The conversion price was subject to change for certain dilutive events, as defined. In connection with the 2012 Financing, as described below, and upon stockholder approval of the 2012 Financing at the 2012 annual meeting on April 30, 2012, Celgene converted all of its preferred stock to an aggregate of 1,522,727 shares of common stock, pursuant to the terms and conditions of the Series A Preferred Stock. The Series A Preferred Stock accrued and accumulated dividends at a rate of 6% and participated in dividends declared and paid on the common stock, if any. As of April 30, 2012, cumulative unpaid preferred stock dividends totaled $9,380,000, or $2.80 per share. As of December 31, 2012, the Series A Preferred Stock has been eliminated and there was no Series A Preferred Stock or any class of preferred stock outstanding. In connection with the stockholder approval of the 2012 Financing, Celgene waived all accrued dividends on the Series A Preferred Stock, and Celgene is no longer entitled to any liquidation preference on its shares.

On June 28, 2011, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA Global”), a fund managed by Yorkville Advisors, LLC (“Yorkville”). Under the SEDA, the Company had the option, at its sole discretion, to sell, from time to time, up to $7.5 million of common stock to YA Global. Concurrent with the signing of the SEDA, the Company agreed to sell shares to YA Global and received gross proceeds of $1.1 million on June 29, 2011. The number of shares for the initial drawdown of $1.1 million was determined in accordance with the SEDA and settled in shares in equal amounts over the five weeks ended August 5, 2011. The total number of shares issued to YA Global related to the initial drawdown of $1.1 million, net of issuance costs of $155,000, was 600,412 shares. In connection with the execution of the SEDA, the Company paid Yorkville a one-time fee of $26,000 and issued YA Global 39,741 shares of common stock as a commitment fee on June 29, 2011.

No further sales were made under the SEDA subsequent to June 29, 2011. The Company terminated the SEDA agreement on January 31, 2012, in connection with the closing of the 2012 Financing described below. There were no fees or payments associated with the termination of the SEDA.

2012 FINANCING

As described in Note 1 and in connection with the 2012 Financing, on January 20, 2012, the Company entered into a Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”) with certain strategic accredited investors (the “Investors”), pursuant to which the Company issued and sold to the Investors, in a private placement, subordinated mandatorily convertible promissory notes (collectively, the “Notes”) with an aggregate principal amount of $10 million. The Company also issued warrants (the “2012 Warrants”) to the Investors to purchase an aggregate of 1,739,132 shares of the Company's common stock, par value $0.01 per share (“Common Stock”). The 2012 Warrants cover a number of shares of common stock equal to 20% of the principal amount of the Notes purchased by each Investor, divided by $1.15.  The 2012 Warrants have an exercise price of $1.40 per share and shall be exercisable on or after July 29, 2012 and expire five years after the exercisable date. The relative fair value of the 2012 Warrants issued is $2,155,527, calculated using the Black-Scholes-Merton valuation model value of $1.58 with an expected and contractual life of 5.5 years, an assumed volatility of 103%, and a risk-free interest rate of 0.71%. The 2012 Warrants were recorded as additional paid-in-capital and a discount on the Notes of $2,155,527 was fully amortized as non-cash interest expense during the year ended December 31, 2012 as a result of the conversion of the Notes.

The 2012 Financing was completed on February 2, 2012. The Company received net proceeds of approximately $9.3 million. The Company paid one of the investors a fee in the amount of 6% of the aggregate amount invested in the 2012 Financing, for the investor’s due diligence, role in structuring and negotiating the transaction and as reimbursement for the investor’s fees incurred in connection with the 2012 Financing. In connection with the 2012 Financing, the Company incurred a total of $683,955 of debt issuance costs, including $19,733 that was deferred and recorded as other current assets as of December 31, 2011. All debt issuance costs have been fully amortized and recorded as interest expense upon conversion of the Notes in the second quarter of 2012. Non-cash interest expense related to the amortization of debt issuance costs, which includes the fee paid to the investor, was $683,955 for the year ended December 31, 2012.

The Company received approval of the 2012 Financing from the Company's stockholders at the 2012 annual stockholders meeting held on April 30, 2012. On May 1, 2012, the Notes, including accrued interest of $144,658, automatically and immediately converted into 8,821,431 shares of common stock and the 2012 Warrants became exercisable on or after July 29, 2012.  The Notes bore an interest rate of 6% and converted at a conversion price of $1.15 per share.  The conversion price reflected the 10-day average closing sale price of the Company’s Common Stock ended on January 20, 2012.

The Notes were not convertible, and the Warrants were not exercisable, prior to receiving stockholder approval. The Notes contained a contingent beneficial conversion feature as the conversion price of the shares was less than the share price on the date of the Notes issuance. The beneficial conversion feature was valued at $7,057,153 and was recorded as non-cash interest expense and additional paid-in-capital in the second quarter of 2012, upon removal of the contingency and conversion of the Notes on May 1, 2012.

Pursuant to the terms of the Purchase Agreement, the Company granted registration rights to the Investors. The Company filed a resale registration statement, which became effective on August 8, 2012, covering the shares of Common Stock underlying the Notes and upon exercise of the Warrants.

7. SHARE-BASED COMPENSATION

The Company has adopted incentive and nonqualified stock option plans for executive, scientific and administrative personnel of the Company as well as outside directors and consultants. In April 2012, the Company’s shareholders approved an amendment to the 2011 Long-Term Incentive Plan, increasing the number of shares reserved for issuance from 835,341 to 1,730,000 shares of common stock to be available for grants and awards. In April 2012, 150,000 options were granted to the Company’s Chief Executive Officer outside of the Company’s 2011 Long-Term Incentive Plan, as an inducement award material to his employment, in accordance NASDAQ Listing Rule 5635(c)(4). As of December 31, 2012, there are 1,636,544 shares issuable under options previously granted and currently outstanding, with exercise prices ranging from $1.75 to $60.39. In 2012, the Company awarded options to two officers, a portion of which is subject to certain performance conditions and market conditions. Options granted under the plans generally vest over periods varying from immediately to three years, are not transferable and generally expire ten years from the date of grant. As of December 31, 2012, 645,376 shares remained available for grant under the Company’s 2011 Long-Term Incentive Plan.

The Company’s net loss for the years ended December 31, 2012 and 2011 includes $978,243 and $609,724, respectively, of non-cash compensation expense related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	2012	2011
Research and development	$273,204	$142,224
General and administrative	705,039	467,500
Share-based compensation expense	$978,243	$609,724
Net share-based compensation expense, per common share:
Basic and diluted	$0.051	$0.052

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

Expected Volatility—Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses the historical volatility based on the daily price observations of its common stock during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. EntreMed believes that historical volatility represents the best estimate of future long term volatility.

Risk-Free Interest Rate—This is the average interest rate consistent with the yield available on a U.S. Treasury note (with a term equal to the expected term of the underlying grants) at the date the option was granted.

Expected Term of Options—This is the period of time that the options granted are expected to remain outstanding. EntreMed uses a simplified method for estimating the expected term of service based awards granted. For performance based and market based awards, the expected term of service is based on the derived service period.

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

Following are the weighted-average assumptions used in valuing the stock options granted to employees during the years ended December 31, 2012 and 2011:

	Years ended December 31,
	2012	2011
Expected Volatility	101.67%	94.09%
Risk free interest rate	0.94%	2.04%
Expected term of option	5.74 years	5.49 years
Forfeiture rate	*5.00%	*5.00%
Expected dividend yield	-	-

_________________

*-Throughout 2012 and 2011, forfeitures were estimated at 5%; the actual forfeiture rate was 6.4% and 7.36% for 2012 and 2011, respectively. The Company adjusted stock compensation expense for 2012 and 2011 based on the actual forfeiture rate.

The weighted average fair value of stock options granted was $1.59 and $4.63 in 2012 and 2011, respectively.

Share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, net of estimated forfeitures. The authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

A summary of the Company's stock option plans and of changes in options outstanding under the plans during the years ended December 31, 2011 and 2012 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			In years
Outstanding at December 31, 2010	590,009	$38.94
Exercised	(13,260)	$1.76
Granted	181,750	$6.22
Expired	(123,228)	$112.93
Forfeited	(13,382)	$5.16
Outstanding at December 31, 2011	621,889	$16.23
Exercised	(1,136)	$1.76
Granted	1,249,000	$2.04
Expired	(197,833)	$21.13
Forfeited	(35,376)	$4.69
Outstanding at December 31, 2012	1,636,544	$5.07	8.15	$-
Vested and expected to vest at December 31, 2012	1,598,267	$5.14	7.96	$-
Exercisable at December 31, 2012	870,998	$7.61	7.16	$-

The aggregate intrinsic value is calculated as the difference between (i) the closing price of the common stock at December 31, 2012 and (ii) the weighted average exercise price of the underlying awards, multiplied by the number of options that had an exercise price less than the closing price on the last trading day of 2012. There were no options that had an exercise price less than the closing price as of December 31, 2012. The total intrinsic value of options exercised during the years ended December 31, 2012 and 2011 totaled approximately $443 and $48,000, respectively.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2012 and 2011 was $1,999 and $23,000, respectively. Due to the availability of net operating loss carryforwards and research tax credits, tax deductions for option exercises were not recognized in the years ended December 31, 2012 and 2011.

The following summarizes information about stock options granted to employees and directors outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2012	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable at December 31, 2012	Weighted Average Exercise Price
$0.00 - $3.00	1,273,995	9.1	$2.03	529,949	$2.00
$3.01 - $10.00	177,290	7.5	$6.56	155,790	$6.61
$10.01 - $20.00	91,909	2.6	$15.52	91,909	$15.52
$20.01 - $30.00	48,265	0.8	$24.29	48,265	$24.29
$30.01 - $40.00	21,429	2.5	$34.16	21,429	$34.16
$40.01 - $50.00	19,111	0.5	$48.94	19,111	$48.94
$50.01 - $70.00	4,545	0.8	$60.39	4,545	$60.39

	1,636,544	8.2	$5.07	870,998	$7.61

As of December 31, 2012, there was approximately $1,082,000 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.3 years.

Warrants

Warrants granted generally expire after 3-5 years from the date of grant. Stock warrant activity to non-employees is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	989,723	$17.97
Granted	-	$-
Exercised	(66,665)	$2.83
Expired	(589,671)	$27.50
Outstanding at December 31, 2011	333,387	$4.13
Granted	1,739,132	$1.40
Exercised	-	$-
Expired	(22,725)	$22.00
Outstanding at December 31, 2012	2,049,794	$1.62
Exercisable at December 31, 2012	2,049,794	$1.62

8. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

ENMD-2076. In January 2006, the Company acquired Miikana, a private biotechnology company. Pursuant to the Merger Agreement, the Company acquired all of the outstanding capital stock of Miikana Therapeutics, Inc. In 2008, EntreMed initiated a Phase 1 clinical trial with its Aurora A and angiogenic kinase inhibitor, ENMD-2076, in patients with solid tumors. A dosing of the first patient with ENMD-2076 triggered a purchase price adjustment milestone of $2 million, which the Company opted to pay in stock. As ENMD-2076 successfully completed Phase 1 clinical trials and advanced to Phase 2, the dosing of the first patient in 2010 triggered an additional purchase price adjustment milestone of $3 million, which was paid stock in 2010. Under the terms of the merger agreement, the former Miikana stockholders may earn up to an additional $4 million of potential payments upon the satisfaction of additional clinical and regulatory milestones for ENMD-2076 and up to the $9 million of potential milestone payments that pertain to a preclinical program that the Company has discontinued. As of December 31, 2012, a $4 million potential milestone payment remains, payable in cash or shares of stock at our option, related to the ENMD-2076 program and the dosing of the first patient in a phase 3 pivotal trial.

MKC-1. Through the acquisition, the Company acquired rights to MKC-1, a Phase 2 clinical candidate licensed from Hoffman-LaRoche, Inc. (“Roche”) by Miikana in April 2005. Under the terms of the agreement, Roche may be entitled to receive future payments upon successful completion of Phase 3 developmental milestones. The Company does not anticipate reaching any of these milestones in 2013. Roche is also eligible to receive royalties on sales and certain one-time payments based on attainment of annual sales milestones. The Company is also obligated to make certain “success fee” payments to ProPharma based on successful completion of developmental milestones under the Roche license agreement. MKC-1 is currently not under active clinical evaluation.

2ME2 NCD (2-methoxyestradiol, NanoCrystal Dispersion, 2ME2 NCD) for Oncology. In January 2006, the Company entered into a License Agreement with Elan in which the Company has been granted rights to utilize Elan’s proprietary NanoCrystal Technology in connection with the development of the oncology product candidate, 2ME2 NCD. Under the terms of the License Agreement, Elan is eligible to receive payments upon the achievement of certain clinical, manufacturing, and regulatory milestones and to receive royalty payments based on sales of 2ME2 NCD. Additionally, under the agreement and the corresponding Services Agreement, Elan has the right to manufacture EntreMed’s 2ME2 NCD. Milestones related to the initiation of Phase 2 clinical trials for 2ME2 NCD have been paid and there are no additional milestones achieved as of December 31, 2012. The Company has discontinued clinical development of 2ME2 NCD for oncology.

Tubulin Inhibitors. In March 2005, the Company entered into an exclusive worldwide license agreement with Celgene for the development and commercialization of Celgene’s small molecule tubulin inhibitor compounds for the treatment of cancer. Under the terms of the agreement, Celgene received an upfront licensing fee of $1,000,000 and may receive additional payments up to approximately $25.25 million based upon the attainment of certain milestones. No such milestones have been reached through December 31, 2012. The Company’s preliminary work on the program was completed in 2008 and the Company did not devote resources to this program in 2012 and 2011.

Endostatin and Angiostatin for Eye Diseases. The Company is a party to a February 2004 agreement with Children’s Medical Center Corporation (“CMCC”) and Alchemgen Therapeutics pertaining to Endostatin and Angiostatin proteins, programs which have been discontinued by the Company, and pursuant to which Alchemgen received rights to market Endostatin and Angiostatin in Asia. In April 2008, the Company was advised that Alchemgen Therapeutics ceased operations, therefore eliminating our ability to receive any royalties from Alchemgen under the agreement. However, the Company is a party to a sublicense agreement with Oxford BioMedica PLC (“Oxford”) to develop and market Endostatin and Angiostatin for ophthalmologic (eye) diseases. Pursuant to this sublicense, the Company is eligible to receive a portion of upfront payments and royalties from Oxford based on a portion of the payments received and net sales of gene products of Endostatin and Angiostatin and certain development milestone payments. There was no royalty payment received in 2012 or 2011. The Company does not control the drug development efforts of Oxford and has no information or control over when or whether any milestones will be reached that would result in additional payments to the Company in 2013 or beyond.

2ME2 (2-methoxyestradiol, 2ME2) for Oncology. The Company entered into a license agreement with CMCC for the exclusive, world-wide, royalty-bearing license to 2ME2, an inhibitor of angiogenesis. In consideration for retaining the 2ME2 rights, the Company must pay a royalty on any sublicensing fees, as defined in the agreement, to Children's Hospital, Boston. The agreement obligates the Company to pay up to $1,000,000 “upon the attainment of certain milestones.” As of December 31, 2012, the Company has paid $500,000 under this agreement for the milestones that have been achieved to date. The Company has discontinued research and development of 2ME2 for oncology and currently is evaluating 2ME2 for possible other indications.

ENMD-2076 is the only program currently under active clinical evaluation by the Company. Pursuant to the Company’s commitments for ENMD-2076, it could potentially pay $4 million, in stock or cash at the Company’s election, when the next development milestone is reached. With respect to the Company’s other product candidates, which are not actively pursued or have been discontinued pursuant to the commitments detailed above, in aggregate, the Company could potentially pay up to $66 million if each licensed product candidate is fully developed and approved for commercial use in all of the major territories of the world. In this event, the Company would also be obligated to pay annual sales-based royalties under the license agreements. However, the Company does not expect any of the other product candidates will reach additional developmental milestones in 2013 and accordingly does not anticipate any future milestone payments for these programs.

As of December 31, 2012, the Company also has purchase obligation commitments, in the normal course of business, for clinical trial contracts totaling $518,000.

Effective February 1, 2013, the Company amended its lease for its principal executive offices in Rockville, MD and extended it through December 31, 2016 under the same terms. The Company leases office space in China under a lease agreement that continues through June 2017. Rent expense is recognized under the straight-line method.

The future minimum payments under its facilities leases are as follows:

2013	$152,554
2014	152,870
2015	156,021
2016	161,338
2017	39,214
Thereafter	-
Total minimum payments	$661,997

Rental expense for the years ended December 31, 2012 and 2011 was $152,000 and $227,000, respectively.

CONTINGENCIES

EntreMed is subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, unless otherwise disclosed herein, are material.

9. EMPLOYEE RETIREMENT PLAN

The Company sponsors the EntreMed, Inc. 401(k) and Trust. The plan covers substantially all employees and enables participants to contribute a portion of salary and wages on a tax-deferred basis. Contributions to the plan by the Company are discretionary. Contributions by the Company totaled approximately $26,500 and $31,000 in 2012 and 2011, respectively.

10. SUBSEQUENT EVENT

On March 1, 2013, the Company entered into a definitive agreement with certain investors (collectively, the “2013 Investors”) for a registered financing in the aggregate amount of approximately $10.8 million (the “2013 Financing”).  In connection with the 2013 Financing, the Company entered into a Securities Purchase Agreement with the 2013 Investors pursuant to which the Company agreed to sell in a registered transaction 4,495,828 shares of the Company’s common stock and warrants to purchase up to an aggregate of 2,247,912 shares of common stock (the “2013 Investor Warrants”).  The 2013 Investor Warrants cover a number of shares of common stock equal to 50% of the number of shares purchased by each Investor.  The 2013 Investor Warrants have an exercise price of $2.91 per share and are exercisable on or about September 4, 2013 and expire three years after the exercisable date.  The Company completed the closings on the 2013 Financing on March 14, 2013 and received net proceeds of approximately $10.3 million.

