Form 10-Q
period 2013-03-31
ENTREMED INC
filed 2013-05-15
CIK 895051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________.

Commission file number 0-20713

ENTREMED, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-1959440
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9620 Medical Center Drive, Suite 300

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at May 10, 2013
Common Stock $.01 Par Value	27,023,038

ENTREMED, INC.

Table of Contents

PAGE
PART I. FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

Consolidated Balance Sheets as of
March 31, 2013 (unaudited) and December 31, 2012	4

Consolidated Statements of Operations for the
Three Months Ended March 31, 2013 and 2012 (unaudited)	5

Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 2013 and 2012 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2 — Management’s Discussion and Analysis of
Financial Condition and Results of Operations	12

Item 3 — Quantitative and Qualitative Disclosures
About Market Risk	20

Item 4 — Controls and Procedures	20

Part II. OTHER INFORMATION

Item 1 — Legal Proceedings	20

Item 1A – Risk Factors	21

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3 — Defaults upon Senior Securities	21

Item 4 — Removed and Reserved	21

Item 5 — Other Information	21

Item 6 — Exhibits	21

SIGNATURES	22

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

Actual results could differ materially from those currently anticipated due to a number of factors, including: the risk that we may be unable to continue as a going concern as a result of our inability to raise sufficient capital for our operational needs; the possibility that we may be delisted from trading on the Nasdaq Capital Market; the volatility of our common stock; the difficulty of executing our business strategy in China; our inability to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidate or future candidates; risks relating to the need for additional capital and the uncertainty of securing additional funding on favorable terms; declines in actual sales of Thalomid® resulting in reduced or no royalty payments; risks associated with our product candidates; any early-stage products under development; results in preclinical models are not necessarily indicative of clinical results; uncertainties relating to preclinical and clinical trials, including delays to the commencement of such trials; the lack of success in the clinical development of any of our products; dependence on third parties; and risks relating to the commercialization, if any, of our proposed products (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks). Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. Additional information about the factors and risks that could affect our business, financial condition and results of operations, are contained in our filings with the U.S. Securities and Exchange Commission (“SEC”), which are available at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

EntreMed, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,270,729	$8,049,237
Accounts receivable, net of allowance for doubtful accounts of $12,536 at March 31, 2013 and December 31, 2012	-	669,310
Prepaid expenses and other	138,177	189,465
Total current assets	18,408,906	8,908,012

Property and equipment, net	61,040	52,556
Other assets	17,427	17,427
Total assets	$18,487,373	$8,977,995

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$648,895	$504,851
Payable to related party	-	86,683
Accrued liabilities	145,680	151,219
Total current liabilities	794,575	742,753

Commitments and contingencies	-	-

Stockholders' equity :

Convertible preferred stock, $1.00 par value; 5,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2013 and December 31, 2012	-	-
Common stock, $.01 par value: 170,000,000 shares authorized at March 31, 2013 and December 31, 2012; 27,102,583 and 22,582,938 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	271,024	225,828
Additional paid-in capital	419,923,152	409,374,905
Treasury stock, at cost: 79,545 shares held at March 31, 2013 and December 31, 2012	(8,034,244)	(8,034,244)
Accumulated deficit	(394,467,134)	(393,331,247)
Total stockholders' equity	17,692,798	8,235,242
Total liabilities and stockholders' equity	$18,487,373	$8,977,995

See accompanying notes.

EntreMed, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Revenues:
Royalties	$-	$-

Costs and expenses:
Research and development	506,375	561,249
General and administrative	629,902	1,096,746
	1,136,277	1,657,995

Interest (income) expense	(390)	875,863

Net loss	(1,135,887)	(2,533,858)

Dividends on Series A convertible preferred stock	-	(251,250)

Net loss attributable to common shareholders	$(1,135,887)	$(2,785,108)

Net loss per share (basic and diluted)	$(0.05)	$(0.23)
Weighted average number of common shares outstanding (basic and diluted)	23,357,782	12,158,124

See accompanying notes.

EntreMed, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,135,887)	$(2,533,858)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,663	4,226
Stock-based compensation expense	218,903	264,222
Non-cash interest	-	875,863
Changes in operating assets and liabilities:
Accounts receivable	669,310	1,932,742
Prepaid expenses and other	51,288	57,799
Accounts payable	144,044	290,550
Payable to related party	(86,683)	-
Accrued liabilities	(5,539)	55,292
Net cash (used in) provided by operating activities	(139,901)	946,836

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	(13,147)	-
Net cash used in investing activities	(13,147)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance costs	(450,637)	-
Proceeds from issuance of convertible notes and warrants	-	10,000,000
Debt issuance costs	-	(683,955)
Proceeds from sale of common stock or exercise of options and warrants	10,825,177	1,999
Net cash provided by financing activities	10,374,540	9,318,044

Net increase in cash and cash equivalents	10,221,492	10,264,880
Cash and cash equivalents at beginning of period	8,049,237	1,080,630
Cash and cash equivalents at end of period	$18,270,729	$11,345,510

Supplemental disclosure of cash flow information:
Non-cash financing activity:
Warrant issued to placement agent	$115,150	$-

See accompanying notes.

ENTREMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013 (unaudited)

1.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of EntreMed, Inc. and its subsidiaries (“EntreMed” or “the Company”), Miikana Therapeutics, Inc. (“Miikana”) and EntreMed (Beijing) Co., Ltd. (“EntreMed China”). EntreMed China is a non-stock Chinese entity with 100% of its interest owned by EntreMed. EntreMed China received approval for a business license from the Beijing Industry and Commercial Administration in August 2012 and has entered into a lease for operating facilities in Beijing. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by U. S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to our audited consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2012.

Material subsequent events have been considered for disclosure and recognition through the filing date of these consolidated financial statements.

Liquidity Risks and Management’s Plans

Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $394.5 million.  The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical activities. In February 2012 (the “2012 Financing”), the Company received the proceeds from a $10 million convertible note financing. Upon approval by the Company’s stockholders at the 2012 annual stockholders meeting, the convertible notes automatically converted into common stock on May 1, 2012 (see Note 3). In addition, on March 14, 2013 (the “2013 Financing”), the Company closed on the sale of 4,495,828 shares of common stock and 2,247,912 warrants to certain investors for approximately $10.8 million (see Note 3). As a result of these transactions, along with on-going cost containment measures, the Company has sufficient resources to fund its operations for at least the next twelve months. The Company will continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive arrangements in China to support the Company’s dual-country approach to drug development.

2.	Related Party Transaction

On October 31, 2012, EntreMed China obtained the necessary local regulatory approvals to establish a bank account in Beijing. Prior to establishing a bank account, EntreMed China incurred certain startup and initial operating expenses, which were advanced by the Company’s Chief Executive Officer on behalf of EntreMed China, totaling $86,683. During the three month period ended March 31, 2013, the full amount was repaid to the Company’s Chief Executive Officer.

3.	Stockholders’ Equity

In connection with the 2012 Financing, and upon stockholder approval of the Strategic Financing at the 2012 annual meeting on April 30, 2012, Celgene converted all of its preferred stock to an aggregate of 1,522,727 shares of common stock, pursuant to the terms and conditions of the Series A Preferred Stock. As a result, as of May 1, 2012, there is no Series A Preferred Stock or any class of preferred stock outstanding. In connection with the stockholder approval of the 2012 Financing, Celgene waived all accrued dividends on the Series A Preferred Stock, and Celgene is no longer entitled to any liquidation preference on its shares.

2013 Financing

As described in Note 1 and in connection with the 2013 Financing, on March 1, 2013, the Company entered into a definitive agreement with certain investors (collectively, the “2013 Investors”) for a registered financing in the aggregate amount of approximately $10.8 million.  In connection with the 2013 Financing, the Company entered into a Securities Purchase Agreement with the 2013 Investors pursuant to which the Company agreed to sell in a registered transaction 4,495,828 shares of the Company’s common stock and warrants to purchase up to an aggregate of 2,247,912 shares of common stock (the “2013 Investor Warrants”).  The 2013 Investor Warrants cover a number of shares of common stock equal to 50% of the number of shares purchased by each Investor.  The 2013 Investor Warrants have an exercise price of $2.91 per share and are exercisable on September 4, 2013 and expire on September 4, 2016. The fair value of the 2013 Warrants issued is $3,574,180, calculated using the Black-Scholes-Merton valuation model value of $1.59 with an expected and contractual life of 3.5 years, an assumed volatility of 102.3%, and a risk-free interest rate of 0.40%. The Company completed the closings on the 2013 Financing on March 14, 2013 and received net proceeds of approximately $10.3 million.

In connection with the 2013 Financing, the Company also issued a warrant to its placement agent to purchase up to 61,250 shares of common stock at an exercise price of $3.00 share of common stock (the “Agent’s Warrant”). The Agent’s Warrant is exercisable beginning on September 4, 2013 and will expire on October 9, 2017. The fair value of the Agent’s Warrant issued is $115,150, calculated using the Black-Scholes-Merton valuation model value of $1.88 with an expected and contractual life of 4.6 years, an assumed volatility of 111.9%, and a risk-free interest rate of 0.85%.

2012 Financing

As described in Note 1 and in connection with the 2012 Financing, on January 20, 2012, the Company entered into a Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”) with certain strategic accredited investors (the “Investors”), pursuant to which the Company issued and sold to the Investors, in a private placement, subordinated mandatorily convertible promissory notes (collectively, the “Notes”) with an aggregate principal amount of $10 million. The Company also issued warrants (the “2012 Warrants”) to the Investors to purchase an aggregate of 1,739,132 shares of the Company's common stock, par value $0.01 per share (“Common Stock”). The 2012 Warrants cover a number of shares of common stock equal to 20% of the principal amount of the Notes purchased by each Investor, divided by $1.15.  The 2012 Warrants have an exercise price of $1.40 per share and shall be exercisable on or after July 29, 2012 and expire five years after the exercisable date. The relative fair value of the 2012 Warrants issued is $2,155,527, calculated using the Black-Scholes-Merton valuation model value of $1.58 with an expected and contractual life of 5.5 years, an assumed volatility of 103%, and a risk-free interest rate of 0.71%. The 2012 Warrants were recorded as additional paid-in-capital and a discount on the Notes of $2,155,527 was fully amortized as non-cash interest expense during the year ended December 31, 2012 as a result of the conversion of the Notes, of which $592,514 had been amortized as non-cash interest expense through March 31, 2012.

The 2012 Financing was completed on February 2, 2012. The Company received net proceeds of approximately $9.3 million. The Company paid one of the investors a fee in the amount of 6% of the aggregate amount invested in the 2012 Financing, for the investor’s due diligence, role in structuring and negotiating the transaction and as reimbursement for the investor’s fees incurred in connection with the 2012 Financing. In connection with the 2012 Financing, the Company incurred a total of $683,955 of debt issuance costs. All debt issuance costs were fully amortized and recorded as interest expense upon conversion of the Notes in the second quarter of 2012. Non-cash interest expense related to the amortization of debt issuance costs, which includes the fee paid to the investor, was $188,007 for the three months ended March 31, 2012.

The Company received approval of the 2012 Financing from the Company's stockholders at the 2012 annual stockholders meeting held on April 30, 2012. On May 1, 2012, the Notes, including accrued interest of $144,658, automatically and immediately converted into 8,821,431 shares of common stock and the 2012 Warrants became exercisable as of July 29, 2012.  The Notes bore an interest rate of 6% and converted at a conversion price of $1.15 per share.  The conversion price reflected the 10-day average closing sale price of the Company’s Common Stock ended on January 20, 2012. Non-cash interest expense related to accrued interest on the Notes was $95,342 for the three months ended March 31, 2012.

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

The Company has adopted incentive and nonqualified stock option plans for executive, scientific and administrative personnel of the Company as well as outside directors and consultants. As of March 31, 2013, there are 1,608,768 shares issuable under options previously granted and currently outstanding, with exercise prices ranging from $1.75 to $60.39. In 2012, the Company awarded options to two officers, a portion of which is subject to certain performance conditions and market conditions. Options granted under the plans generally vest over periods varying from immediately to three years, are not transferable and generally expire ten years from the date of grant. As of March 31, 2013, 645,376 shares remained available for grant under the Company’s 2011 Long-Term Incentive Plan.

The Company records compensation expense associated with stock options and other equity-based compensation in accordance with provisions of authoritative guidance. Compensation costs are recognized based on a straight-line method over the requisite service period, which is generally the option vesting term of three years. Awards with performance conditions will be expensed if it is probable that the performance condition will be achieved. As of March 31, 2013, no expense has been recorded for share awards with performance conditions.

The Company’s net loss for the three months ended March 31, 2013 and 2012 includes compensation expense of $218,903 and $264,222, respectively, related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	THREE MONTH PERIOD ENDED MARCH 31,
	2013	2012
Research and development	$63,626	$13,627
General and administrative	155,277	250,595
Share-based compensation expense	$218,903	$264,222
Net share-based compensation expense, per common share:
Basic and diluted	$0.01	$0.02

The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of stock options granted to employees. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award.

Following are the weighted-average assumptions used in valuing the stock options granted to employees during the three-month period ended March 31, 2012. There were no stock options granted to employees during the three-month period ended March 31, 2013.

THREE MONTH PERIOD ENDED MARCH 31, 2012

Expected volatility	101.73%
Risk-free interest rate	0.90%
Expected term of option	5.65 years
Forfeiture rate*	5.00%
Expected dividend yield	0.00%

* - Authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the three-month period ended March 31, 2012, forfeitures were estimated at 5%.

The weighted average fair value of stock options granted during the three-month period ended March 31, 2012 was $1.59.

A summary of the Company’s stock option plans and of changes in options outstanding under the plans for the three months ended March 31, 2013, is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2013	1,636,544	$5.07
Granted	-	-
Exercised	(3,817)	$1.88
Expired	(23,959)	$11.88
Forfeited	-	$-
Outstanding at March 31, 2013	1,608,768	$4.96
Vested and expected to vest at March 31, 2013	1,576,297	$5.02
Exercisable at March 31, 2013	959,348	$6.88

Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2013 and 2012 was $7,190 and $1,999, respectively.

5.	Income Taxes

At December 31, 2012, the Company had a $3.0 million unrecognized tax benefit. The Company recorded a full valuation allowance on the net deferred tax asset recognized in the consolidated financial statements as of December 31, 2012.

During the three months ended March 31, 2013 there were no material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2013; no changes in settled tax years have occurred through March 31, 2013. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

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

In December 2012, to advance our global development strategy, we submitted a new drug clinical trial application with China’s State Food and Drug Administration (SFDA) for our proprietary drug candidate, ENMD-2076, to conduct global clinical trials in triple-negative breast cancer patients. SFDA has accepted of our application package and we are working with the SFDA to move the process forward towards approval. SFDA’s approval of our application would pave the way for us to conduct global clinical trials in China and advance our ongoing Phase 2 triple-negative breast cancer trial currently underway at the University of Colorado and Indiana University.

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

Since inception, we have incurred significant losses from operations and have incurred an accumulated deficit of $394.5 million.  We expect to continue to incur operating losses for the foreseeable future due to, among other factors, our continuing clinical activities. Based on current plans, due in large part to the $10.8 million proceeds from our 2013 Financing and the $10 million proceeds from our 2012 Financing, we expect our current available cash and cash equivalents to meet our cash requirements for at least the next twelve months. We will continue to exercise tight controls over operating expenditures. In developing drug candidates, we intend to use and leverage resources available to us in both the United States and China. We intend to pursue additional financing opportunities as well as opportunities to raise capital through forms of non- or less- dilutive arrangements, such as partnerships and collaborations with organizations that have capabilities and/or products that are complementary to our capabilities and products in order to continue the development of our product candidate that we intend to pursue to commercialization. However, there can be no assurance that adequate additional financing under such arrangements will be available to us on terms that we deem acceptable, if at all.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Our critical accounting policies, including the items in our financial statements requiring significant estimates and judgments, are as follows:

-	Revenue Recognition - We recognize revenue in accordance with the provisions of authoritative guidance issued, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured.

-	Royalty Revenue – Royalties from licenses are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured. In 2004, certain provisions of a purchase agreement dated June 14, 2001 by and between Bioventure Investments kft (“Bioventure”) and the Company were satisfied and, as a result, beginning in 2005 we became entitled to share in the royalty payments received by Royalty Pharma Finance Trust, successor to Bioventure, on annual Thalomid® sales above a certain threshold. Based on the licensing agreement royalty formula, annual royalty sharing commences when net royalties received by Royalty Pharma exceeds $15,375,000. We do not expect to earn any revenue from royalties on the sale of Thalomid® in 2013 or in any subsequent year.

-	We are also eligible to receive royalties from Oxford Biomedica, PLC based on a portion of the net sales of products developed for the treatment of ophthalmic (eye) diseases based in part on the Endostatin gene. We did not receive any payment from Oxford Biomedica, PLC in 2012 and do not expect to receive additional payments from Oxford Biomedica, PLC in 2013.

-	Royalty payments, if any, are recorded as revenue when received and/or when collectibility is reasonably assured.

-	Research and Development - Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Research and development costs are expensed as incurred.

-	Expenses for Clinical Trials – Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the data. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes the enrollment process. Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and when a patient drops out of a trial. Costs that are based on clinical data collection and management are recognized in the reporting period in which services are provided. In the event of early termination of a clinical trial, we would accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

-	Stock-Based Compensation – All share-based payment transactions are recognized in the financial statements at their fair values. Compensation expense associated with service, performance, market condition based stock options and other equity-based compensation is recorded in accordance with provisions of authoritative guidance. The fair value of awards whose fair values are calculated using the Black-Scholes option pricing model is generally being amortized on a straight-line basis over the requisite service period and is recognized based on the proportionate amount of the requisite service period that has been rendered during each reporting period. The fair value of awards with market conditions, which are valued using a binomial model, is being amortized based upon the estimated derived service period. Share-based awards granted to employees with a performance condition are measured based on the probable outcome of that performance condition during the requisite service period. Such an award with a performance condition will be expensed if it is probable that a performance condition will be achieved. As of March 31, 2013, no expense has been recorded for share awards with performance conditions. Using the straight-line expense attribution method over the requisite service period, which is generally the option vesting term of one to three years, share-based compensation expense recognized for the three months ended March 31, 2013 and 2012 totaled $219,000 and $264,000, respectively.

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

RESULTS OF OPERATIONS

For the Three Months March 31, 2013 and March 31, 2012.

Revenues. There were no revenues recorded during the quarters ended March 31, 2013 or March 31, 2012. Based on the recent trend, we expect annual sales of Thalomid® in 2013 to continue to decrease to a level below the threshold amount to trigger a royalty payment to the Company. As a result we do not expect to earn any royalty revenue in 2013 or in any subsequent year. We become entitled to share in the royalty payments received by Royalty Pharma Finance Trust on annual Thalomid® sales when Royalty Pharma Finance Trust receives more than $15,375,000 in royalties, pursuant to a 2001 agreement with Royalty Pharma. Thalomid® is distributed and sold by Celgene Corporation and/or its affiliates, and thus, we have no control over sales of Thalomid® or the amount, if any, of royalty payments we will receive.

Research and Development Expenses. Our research and development expenses totaled $506,000 for the three months ended March 31, 2013 and $561,000 for the corresponding 2012 period. Reflected in our R&D expenses for the three-month period ended March 31, 2013 are direct project costs of $332,000 for ENMD-2076, $20,000 for 2ME2, $0 for ENMD-1198, and $0 for MKC-1. The 2012 research and development expenses for the comparable period included $261,000 for ENMD-2076, $49,000 direct project costs for 2ME2, $8,000 for ENMD-1198 and $800 for MKC-1. The overall decrease in research and development costs in the three-month period ended March 31, 2013, as compared to same period in 2012, reflects an absence of severance related costs in the 2013 period, offset by increased costs associated with the clinical development of ENMD -2076 in the U.S. and China during 2013.

At March 31, 2013, accumulated direct project expenses for 2ME2 were $58,043,000; direct ENMD-1198 project expenses totaled $13,259,000; and, since acquired, accumulated direct project expenses for ENMD-2076 totaled $22,320,000 and for MKC-1, accumulated project expenses totaled $10,194,000. Our research and development expenses also include non-cash stock-based compensation totaling $64,000 for the three months ended March 31, 2013 and $14,000 for the corresponding 2012 period. The balance of our research and development expenditures includes facility costs and other departmental overhead, and expenditures related to the non-clinical support of our programs.

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

Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Overall research and development expenses decreased to $506,000 in 2013 from $561,000 in 2012.

The fluctuations in research and development expenses were specifically impacted by the following:

-	Outside Services – During the three-month period ended March 31, 2013, we expended $19,000 on outside service activities versus $1,000 in the same 2012 period. The increase in 2013 as compared to 2012 primarily reflects pre-clinical costs incurred in China associated with the development of ENMD-2076.

-	Clinical Trial Costs – Clinical trial costs, which include clinical site fees, monitoring costs and data management costs, increased to $94,000 in the three months ended March 31, 2013 from $42,000 in the three-month period ended March 31, 2012. This increase relates to costs associated with enrolling patients in Phase 2 clinical trials for TNBC during the 2013 period.

-	Contract Manufacturing Costs – The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, product release costs and storage fees. Contract manufacturing costs for the three months ended March 31, 2013 increased to $71,000 from $24,000 during the same period in 2012. The increase reflects manufacturing costs incurred in China for ENMD-2076 during the 2013 period.

-	Personnel Costs – Personnel costs decreased to $205,000 in the three months ended March 31, 2013 from $302,000 in the three-month period ended March 31, 2012. This decrease is attributed to severance expense of $131,000 in the 2012 period, offset by increased salary and benefit costs associated with new employees in China during the 2013 period.

-	Also reflected in our 2013 research and development expenses for the three-month period ended March 31, 2013 are patent costs of $19,000 and facility and related expenses of $24,000. In the corresponding 2012 period, these expenses totaled $111,000 and $14,000, respectively. The decrease in patent costs during the 2013 period reflects higher costs in 2012 associated with the execution of our intellectual property strategy, including maintaining our patent portfolio and expanding our patent protection internationally. The increase in expenses in facilities and related expenses in 2013 resulted from leased office space in China.

General and Administrative Expenses. General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.

General and administrative expenses decreased to $630,000 in the three-month period ended March 31, 2013 from $1,097,000 in the corresponding 2012 period. The decrease in the 2013 period is primarily related to the reduction in personnel costs of $138,000, a decrease in stock-based compensation expense of $95,000, and a reduction in Board of Directors fees of $58,000, as well as lower professional fees compared to the 2012 period, in addition to the continuation of cost savings initiatives during 2013.

Interest Expense. Interest expense for the three month period ended March 31, 2012 was approximately $876,000. All of the interest expense was non-cash interest (including $188,000 related to amortization of deferred financing costs, $593,000 related to amortization of debt discount and $95,000 related to accrued interest on our Notes payable which was converted to shares of common stock on May 1, 2012). There was no interest expense for the three months ended March 31, 2013.

Dividends on Series A Convertible Preferred Stock. The Consolidated Statement of Operations for the three months ended March 31, 2012 reflects accrued, but unpaid, dividends of $251,250 relating to Series A Convertible Preferred Stock held by Celgene pursuant to a Securities Purchase Agreement dated December 31, 2002. Celgene, the holder of Series A Preferred Stock accumulated dividends at a rate of 6% and participated in dividends declared and paid on the common stock, if any. In connection with the stockholder approval of the 2012 Financing on April 30, 2012, Celgene waived all accrued dividends on the Series A Preferred Stock, and is no longer entitled to any liquidation preference on its shares. There are no outstanding shares of Series A Convertible Preferred Stock and the Series A class of preferred stock has been eliminated.

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

At March 31, 2013, we had cash of $18,270,729, with working capital of $17,614,331.

INFLATION AND INTEREST RATE CHANGES

Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of March 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of March 31, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, except as otherwise disclosed herein, are material.

ITEM 1A.   RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of EntreMed’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and the information under “Special Note Regarding Forward-Looking Statements” included in this report. There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   REMOVED AND RESERVED

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

10.1	Employment Agreement, by and between EntreMed, Inc. and Ken Ren, dated April 2, 2013*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Unaudited Consolidated Statements of Operations for the Three months ended March 31, 2013 and 2012, (iii) Unaudited Consolidated Statements of Cash Flows for the Three months ended March 31, 2013 and 2012 and (iv) Notes to Unaudited Consolidated Financial Statements.**

* Management compensatory plan or agreement

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

ENTREMED, INC.
(Registrant)

Date: May 15, 2013	/s/ Ken Keyong Ren
Ken Keyong Ren
Chief Executive Officer

Date: May 15, 2013	/s/ Sara B. Capitelli
Sara B. Capitelli
Principal Accounting Officer

EXHIBIT INDEX

10.1	Employment Agreement, by and between EntreMed, Inc. and Ken Ren, dated April 2, 2013*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Unaudited Consolidated Statements of Operations for the Three months ended March 31, 2013 and 2012, (iii) Unaudited Consolidated Statements of Cash Flows for the Three months ended March 31, 2013 and 2012 and (iv) Notes to Unaudited Consolidated Financial Statements.**

* Management compensatory plan or agreement

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

