Form 10-Q
period 2013-06-30
ENTREMED INC
filed 2013-08-14
CIK 895051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at August 9, 2013
Common Stock $.01 Par Value	27,023,038

1

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

EntreMed, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$17,222,918	$8,049,237
Accounts receivable, net of allowance for doubtful accounts of $12,536
at June 30, 2013 and December 31, 2012	-	669,310
Prepaid expenses and other	233,948	189,465
Total current assets	17,456,866	8,908,012

Property and equipment, net	60,445	52,556
Other assets	21,290	17,427
Total assets	$17,538,601	$8,977,995

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$599,007	$504,851
Payable to related party	-	86,683
Accrued liabilities	150,726	151,219
Total current liabilities	749,733	742,753

Commitments and contingencies

Stockholders' equity :
Convertible preferred stock, $1.00 par value;
5,000,000 shares authorized and 0 shares issued and
outstanding at June 30, 2013 and December 31, 2012	-	-
Common stock, $.01 par value:
170,000,000 shares authorized at June 30, 2013 and December 31, 2012;
27,102,583 and 22,582,938 shares issued and outstanding
at June 30, 2013 and December 31, 2012, respectively	271,024	225,828
Additional paid-in capital	420,871,062	409,374,905
Treasury stock, at cost: 79,545 shares held at June 30, 2013 and
December 31, 2012	(8,034,244)	(8,034,244)
Accumulated deficit	(396,318,974)	(393,331,247)
Total stockholders' equity	16,788,868	8,235,242
Total liabilities and stockholders' equity	$17,538,601	$8,977,995

See accompanying notes.

EntreMed, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues:
Royalties	$-	$-	$-	$-

Costs and expenses:
Research and development	836,582	696,287	1,342,957	1,257,536
General and administrative	1,015,701	601,502	1,645,603	1,698,248
	1,852,283	1,297,789	2,988,560	2,955,784

Interest (income) expense	(443)	9,165,429	(833)	10,041,292

Net loss	(1,851,840)	(10,463,218)	(2,987,727)	(12,997,076)

Dividends on Series A convertible preferred stock	-	(83,750)	-	(335,000)

Net loss attributable to common shareholders	$(1,851,840)	$(10,546,968)	$(2,987,727)	$(13,332,076)

Net loss per share (basic and diluted)	$(0.07)	$(0.56)	$(0.12)	$(0.86)
Weighted average number of common shares
outstanding (basic and diluted)	27,023,038	18,979,559	25,200,535	15,568,841

See accompanying notes.

EntreMed, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,987,727)	$(12,997,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,037	9,375
Stock-based compensation expense	1,164,578	468,353
Non-cash interest	-	10,041,292
Changes in operating assets and liabilities:
Accounts receivable	669,310	1,932,742
Prepaid expenses and other	(48,346)	37,151
Accounts payable	94,156	123,555
Payable to related party	(86,683)	-
Accrued liabilities	(493)	117,172
Net cash used in operating activities	(1,186,168)	(267,436)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	(16,926)	-
Net cash used in investing activities	(16,926)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes and warrants	-	10,000,000
Debt issuance costs	-	(683,955)
Stock issuance costs	(448,402)	(72,303)
Net proceeds from sale of common stock or exercise of options and warrants	10,825,177	1,999
Net cash provided by financing activities	10,376,775	9,245,741

Net increase in cash and cash equivalents	9,173,681	8,978,305
Cash and cash equivalents at beginning of period	8,049,237	1,080,630
Cash and cash equivalents at end of period	$17,222,918	$10,058,935

Supplemental disclosure of cash flow information:

Non-cash financing activities:

Common stock issued in connection with conversion of convertible notes and accrued interest	$-	$10,144,658

Common stock issued in connection with conversion of preferred stock	$-	$3,500,000

Warrant issued to placement agent	$115,150	$-

See accompanying notes.

ENTREMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 (unaudited)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by U. S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to our audited consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2012.

Material subsequent events have been considered for disclosure and recognition through the filing date of these consolidated financial statements.

Liquidity Risks and Management’s Plans

Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $396.3 million.  The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical activities. In February 2012 (the “2012 Financing”), the Company received the proceeds from a $10 million convertible note financing. Upon approval by the Company’s stockholders at the 2012 annual stockholders meeting, the convertible notes automatically converted into common stock on May 1, 2012 (see Note 3). In addition, on March 14, 2013 (the “2013 Financing”), the Company closed on the sale of 4,495,828 shares of common stock and 2,247,912 warrants to certain investors for approximately $10.8 million (see Note 3). As a result of these transactions, along with on-going cost containment measures, the Company has sufficient resources to fund its operations for at least the next twelve months. The Company will continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive arrangements in China to support the Company’s dual-country approach to drug development.

2.	Related Party Transaction

On October 31, 2012, EntreMed China obtained the necessary local regulatory approvals to establish a bank account in Beijing. Prior to establishing a bank account, EntreMed China incurred certain startup and initial operating expenses, which were advanced by the Company’s Chief Executive Officer on behalf of EntreMed China, totaling $86,683. The full amount was repaid to the Company’s Chief Executive Officer in February 2013.

In connection with the successful completion of the 2012 Financing, and prior to his appointment to the Board of Directors, the Company paid a 6% advisory fee to Emerging Technology Partners LLC, of which the Company’s Chairman is a general partner, for due diligence, its role in structuring and negotiating the transaction and as reimbursement for fees incurred. The 2012 Financing was approved by stockholders at the 2012 annual meeting.

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

2013 Financing

As described in Note 1 and in connection with the 2013 Financing, on March 1, 2013, the Company entered into a definitive agreement with certain investors (collectively, the “2013 Investors”) for a financing in the aggregate amount of approximately $10.8 million.  In connection with the 2013 Financing, the Company entered into a Securities Purchase Agreement with the 2013 Investors pursuant to which the Company agreed to sell in a transaction registered under the Securities Act of 1933, as amended, 4,495,828 shares of the Company’s common stock and warrants to purchase up to an aggregate of 2,247,912 shares of common stock (the “2013 Investor Warrants”).  The 2013 Investor Warrants cover a number of shares of common stock equal to 50% of the number of shares purchased by each Investor.  The 2013 Investor Warrants have an exercise price of $2.91 per share and are exercisable on September 4, 2013 and expire on September 4, 2016. The fair value of the 2013 Warrants issued is $3,574,180, calculated using the Black-Scholes-Merton valuation model value of $1.59 with an expected and contractual life of 3.5 years, an assumed volatility of 102.3%, and a risk-free interest rate of 0.40%. The Company completed the closings on the 2013 Financing on March 14, 2013 and received net proceeds of approximately $10.3 million.

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

2012 Financing

As described in Note 1 and in connection with the 2012 Financing, on January 20, 2012, the Company entered into a Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”) with certain strategic accredited investors (the “Investors”), pursuant to which the Company issued and sold to the Investors, in a private placement, subordinated mandatorily convertible promissory notes (collectively, the “Notes”) with an aggregate principal amount of $10 million. The Company also issued warrants (the “2012 Warrants”) to the Investors to purchase an aggregate of 1,739,132 shares of the Company's common stock, par value $0.01 per share (“Common Stock”). The 2012 Warrants cover a number of shares of common stock equal to 20% of the principal amount of the Notes purchased by each Investor, divided by $1.15.  The 2012 Warrants have an exercise price of $1.40 per share and shall be exercisable on or after July 29, 2012 and expire five years after the exercisable date. The relative fair value of the 2012 Warrants issued is $2,155,527, calculated using the Black-Scholes-Merton valuation model value of $1.58 with an expected and contractual life of 5.5 years, an assumed volatility of 103%, and a risk-free interest rate of 0.71%. The 2012 Warrants were recorded as additional paid-in-capital and a discount on the Notes of $2,155,527 was fully amortized as non-cash interest expense during the year ended December 31, 2012 as a result of the conversion of the Notes, of which $1,563,013 and $2,155,527, had been amortized as non-cash interest expense for the three and six-month periods ended June 30, 2012, respectively.

The 2012 Financing was completed on February 2, 2012. The Company received net proceeds of approximately $9.3 million. The Company paid one of the investors, in a related-party transaction, a fee in the amount of 6% of the aggregate amount raised in the 2012 Financing. In connection with the 2012 Financing, the Company incurred a total of $683,955 of debt issuance costs. All debt issuance costs were fully amortized and recorded as interest expense upon conversion of the Notes in the second quarter of 2012. Non-cash interest expense related to the amortization of debt issuance costs, which includes the fee paid to the investor, was $495,948 and $683,955 for the three and six-month periods ended June 30, 2012, respectively.

The Company received approval of the 2012 Financing from the Company's stockholders at the 2012 annual stockholders meeting held on April 30, 2012. On May 1, 2012, the Notes, including accrued interest of $144,658, automatically and immediately converted into 8,821,431 shares of common stock and the 2012 Warrants became exercisable as of July 29, 2012.  The Notes bore an interest rate of 6% and converted at a conversion price of $1.15 per share.  The conversion price reflected the 10-day average closing sale price of the Company’s Common Stock ended on January 20, 2012. Non-cash interest expense related to accrued interest on the Notes was $49,315 and $144,657 for the three months and six-months ended June 30, 2012, respectively.

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

The Company has adopted incentive and nonqualified stock option plans for executive, scientific and administrative personnel of the Company as well as outside directors and consultants. In May 2013, the Company’s shareholders approved an amendment to the 2011 Long-Term Incentive Plan, increasing the number of shares reserved for issuance from 1,730,000 to 4,230,000 shares of common stock to be available for grants and awards. As of June 30, 2013, there are 3,491,252 shares issuable under options previously granted and currently outstanding, with exercise prices ranging from $1.75 to $60.39. In 2012, the Company awarded options to two officers, a portion of which is subject to certain performance conditions and market conditions. Options granted under the plans generally vest over periods varying from immediately to three years, are not transferable and generally expire ten years from the date of grant. As of June 30, 2013, 1,210,876 shares remained available for grant under the Company’s 2011 Long-Term Incentive Plan.

The Company records compensation expense associated with stock options and other equity-based compensation in accordance with provisions of authoritative guidance. Compensation costs are recognized based on a straight-line method over the requisite service period, which is generally the option vesting term of up to three years. Awards with performance conditions will be expensed if it is probable that the performance condition will be achieved. As of June 30, 2013, no expense has been recorded for share awards with performance conditions.

The Company’s net loss for the six months ended June 30, 2013 and 2012 includes compensation expense of $1,164,578 and $468,353, respectively, related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	SIX MONTH PERIOD ENDED JUNE 30,

	2013	2012
Research and development	$465,353	$92,126
General and administrative	699,225	376,227
Share-based compensation expense	$1,164,578	$468,353
Net share-based compensation expense, per common share:
Basic and diluted	$0.05	$0.03

The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of stock options granted to employees. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award.

Following are the weighted-average assumptions used in valuing the stock options granted during the six-month periods ended June 30, 2013 and 2012:

	SIX MONTH PERIOD ENDED JUNE 30,

	2013	2012
Expected volatility	105.37%	102.01%
Risk-free interest rate	1.01%	0.92%
Expected term of option	5.76 years	5.63 years
Forfeiture rate*	5.00%	5.00%
Expected dividend yield	0.00%	0.00%

* - Authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the six- month periods ended June 30, 2013 and 2012, forfeitures were estimated at 5%.

The weighted average fair value of stock options granted during the six-month periods ended June 30, 2013 and 2012 was $1.43 and $1.60, respectively.

A summary of the Company’s stock option plans and of changes in options outstanding under the plans for the six months ended June 30, 2013 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2013	1,636,544	$5.07
Granted	1,934,500	$1.79
Exercised	(3,817)	$1.88
Expired	(75,975)	$25.43
Forfeited	-	$-
Outstanding at June 30, 2013	3,491,252	$2.79
Vested and expected to vest at June 30, 2013	3,396,030	$2.82
Exercisable at June 30, 2013	1,586,809	$3.90

Cash received from option exercises under all share-based payment arrangements for the three and six months ended June 30, 2013 was $0 and $7,190, respectively. Cash received from option exercises for the three and six months ended June 30, 2012 was $0 and $1,999, respectively.

5.	Income Taxes

At December 31, 2012, the Company had a $3.0 million unrecognized tax benefit. The Company recorded a full valuation allowance on the net deferred tax asset recognized in the consolidated financial statements as of December 31, 2012.

During the six months ended June 30, 2013 there were no material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2013; no changes in settled tax years have occurred through June 30, 2013. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We are a clinical-stage pharmaceutical company employing a drug development strategy primarily in the United States and China to develop targeted therapeutics for the global market. In 2012, we refocused our clinical and regulatory strategy to leverage resources and opportunities in China and are currently conducting activities in both China and United States in order to accelerate delivery of clinical data and to reduce costs of clinical trials. Our lead drug candidate is ENMD-2076, a selective Aurora A and angiogenic kinase inhibitor for the treatment of cancer, which we will continue to develop under the FDA, and will include clinical sites in China, and in parallel will develop locally under the China’s Food and Drug Administration (CFDA). Our market focus includes developed countries, and also in particular, China, which has a pharmaceutical products market that we believe will continue to grow rapidly. Through partnerships and collaborations, we intend to add additional drug candidates to our pipeline for development using our US and China strategy. We intend to employ a market-oriented approach to identify pharmaceutical candidates that we believe have the potential for gaining widespread market acceptance either globally or in China and for which development can be accelerated under our US and China drug development strategy.

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

In December 2012, to advance our global development strategy, we submitted a new drug clinical trial application with the CFDA to conduct global clinical trials in triple-negative breast cancer patients using our proprietary drug candidate, ENMD-2076. CFDA has accepted of our application package and we are working with the CFDA to move the process forward towards approval. CFDA’s approval of our application would pave the way for us to conduct global clinical trials in China and advance our ongoing Phase 2 triple-negative breast cancer trial currently underway at the University of Colorado and Indiana University.

In June 2013, we submitted a new drug global clinical trial application with the CFDA to expand our Phase 2 clinical trial of ENMD-2076 in advanced/metastatic sarcoma which currently is being conducted at Princess Margaret Hospital.

In July 2013, we initiated a crossover bioavailability and food effect study of ENMD-2076. The study is a single-blind, randomized, single-dose, crossover study with a food effect arm to investigate the safety and relative bioavailability of two dosage forms of ENMD-2076 administered as escalating doses in two cohorts of healthy subjects. The study is expected to enroll approximately 29 healthy adult volunteers and will be conducted in Tempe, Arizona by a clinical research organization. We anticipate the clinical portion of the study will be completed by year end, and that pharmacokinetic analysis will be completed in early 2014.

ENMD-2076 has received orphan drug designation from the FDA for the treatment of ovarian cancer, multiple myeloma and acute myeloid leukemia (“AML”).

ENMD-2076 is our only program currently under active clinical evaluation. Our other product candidates in the pipeline include 2-methoxyestrdiol (2ME2) for autoimmune diseases for which we have an approved IND in rheumatoid arthritis treatment, and MKC-1, programs for which we own or have exclusive licenses.

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

Since inception, we have incurred significant losses from operations and have incurred an accumulated deficit of $396.3 million.  We expect to continue to incur operating losses for the foreseeable future due to, among other factors, our continuing clinical activities. Based on current plans, due in large part to the $10.8 million proceeds from our 2013 Financing and the $10 million proceeds from our 2012 Financing, we expect our current available cash and cash equivalents to meet our cash requirements for at least the next twelve months. We will continue to exercise tight controls over operating expenditures. In developing drug candidates, we intend to use and leverage resources available to us in both the United States and China. We intend to pursue additional financing opportunities as well as opportunities to raise capital through forms of non- or less- dilutive arrangements, such as partnerships and collaborations with organizations that have capabilities and/or products that are complementary to our capabilities and products in order to continue the development of our product candidate that we intend to pursue to commercialization. However, there can be no assurance that adequate additional financing under such arrangements will be available to us on terms that we deem acceptable, if at all.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Our critical accounting policies, including the items in our financial statements requiring significant estimates and judgments, are as follows:

-	Revenue Recognition - We recognize revenue in accordance with the provisions of authoritative guidance issued, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured.

-	Royalty Revenue – Royalties from licenses are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured. In 2004, certain provisions of a purchase agreement dated June 14, 2001 by and between Bioventure Investments kft (“Bioventure”) and the Company were satisfied and, as a result, beginning in 2005 we became entitled to share in the royalty payments received by Royalty Pharma Finance Trust, successor to Bioventure, on annual Thalomid® sales above a certain threshold. Based on the licensing agreement royalty formula, annual royalty sharing commences when net royalties received by Royalty Pharma exceeds $15,375,000. We do not expect to meet the threshold to earn any revenue from royalties on the sale of Thalomid® in 2013 or in any subsequent year.

-	We are also eligible to receive royalties from Oxford Biomedica, PLC based on a portion of the net sales of products developed for the treatment of ophthalmic (eye) diseases based in part on the Endostatin gene. We did not receive any payment from Oxford Biomedica, PLC in 2012 and do not expect to receive payments from Oxford Biomedica, PLC in 2013.

-	Royalty payments, if any, are recorded as revenue when received and/or when collectibility is reasonably assured.

-	Research and Development - Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Research and development costs are expensed as incurred.

-	Expenses for Clinical Trials – Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the data. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes the enrollment process. Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and when a patient drops out of a trial. Costs that are based on clinical data collection and management are recognized in the reporting period in which services are provided. In the event of early termination of a clinical trial, we would accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

-	Stock-Based Compensation – All share-based payment transactions are recognized in the financial statements at their fair values. Compensation expense associated with service, performance, market condition based stock options and other equity-based compensation is recorded in accordance with provisions of authoritative guidance. The fair value of awards whose fair values are calculated using the Black-Scholes option pricing model is generally being amortized on a straight-line basis over the requisite service period and is recognized based on the proportionate amount of the requisite service period that has been rendered during each reporting period. The fair value of awards with market conditions, which are valued using a binomial model, is being amortized based upon the estimated derived service period. Share-based awards granted to employees with a performance condition are measured based on the probable outcome of that performance condition during the requisite service period. Such an award with a performance condition will be expensed if it is probable that a performance condition will be achieved. As of June 30, 2013, no expense has been recorded for share awards with performance conditions. Using the straight-line expense attribution method over the requisite service period, which is generally the option vesting term of one to three years, share-based compensation expense recognized for the six months ended June 30, 2013 and 2012 totaled approximately $1,165,000 and $468,000, respectively.

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

RESULTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2013 and June 30, 2012.

Revenues. There were no revenues recorded during the three and six months ended June 30, 2013 or June 30, 2012. Based on the recent trend, we expect annual sales of Thalomid® in 2013 to continue to decrease to a level below the threshold amount to trigger a royalty payment to the Company. As a result we do not expect to earn any royalty revenue in 2013 or in any subsequent year. We become entitled to share in the royalty payments received by Royalty Pharma Finance Trust on annual Thalomid® sales when Royalty Pharma Finance Trust receives more than $15,375,000 in royalties, pursuant to a 2001 agreement with Royalty Pharma. Thalomid® is distributed and sold by Celgene Corporation and/or its affiliates, and thus, we have no control over sales of Thalomid® or the amount, if any, of royalty payments we will receive.

Research and Development Expenses. Our research and development expenses for the three and six months ended June 30, 2013 totaled approximately $837,000 and $1,343,000, respectively. Research and development expenses for the corresponding 2012 periods were $696,000 and $1,258,000, respectively. Reflected in our R&D expenses totaling $837,000 for the three-month period ended June 30, 2013 are direct project costs of $320,000 for ENMD-2076, $14,000 for 2ME2, $0 for ENMD-1198 and $0 for MKC-1. The 2012 research and development expenses for the comparable period included $369,000 for ENMD-2076, $35,000 for 2ME2, $2,000 for ENMD-1198 and $2,000 for MKC-1. Research and development expenses totaling $1,343,000 for the six-month period ended June 30, 2013 include direct project costs of $652,000 related to ENMD-2076, $35,000 related to 2ME2, $0 related to ENMD-1198 and $0 for MKC-1. The 2012 research and development expenses for the comparable period included $630,000 for ENMD-2076, $83,000 for 2ME2, $10,000 for ENMD-1198 and $3,000 for MKC-1. The overall increase in research and development costs in the three-month and six month periods ended June 30, 2013, as compared to same period in 2012, reflects increased costs associated with the clinical development of ENMD -2076 in the U.S. and China during 2013, as well as an increase in non-cash stock-based compensation expense, offset by the absence of severance related costs in the 2013 period.

At June 30, 2013, accumulated direct project expenses for 2ME2 were $58,058,000; direct ENMD-1198 project expenses totaled $13,259,000; and, since acquired, accumulated direct project expenses for ENMD-2076 totaled $22,641,000 and for MKC-1, accumulated project expenses totaled $10,194,000. Our research and development expenses also include non-cash stock-based compensation totaling $465,000 for the six months ended June 30, 2013 and $92,000 for the corresponding 2012 period. The increase in non-cash stock-based compensation expense is due an increase in the number of option awards during the current period compared to the previous year. The balance of our research and development expenditures includes facility costs and other departmental overhead, and expenditures related to the non-clinical support of our programs.

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

Local CFDA Trial:

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

Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Research and development expenses increased to $837,000 during the three months ended June 30, 2013 from $696,000 for the corresponding period in 2012. Research and development expenses increased to $1,343,000 during the six months ended June 30, 2013 from $1,258,000 for the corresponding period in 2012. The fluctuations in research and development expenditures during the three and six months ended June 30, 2013 were specifically impacted by the following:

-	Outside Services – In the three-month period ended June 30, 2013, we expended $14,000 on outside service activities versus $21,000 in the same 2012 period. For the six-month period ended June 30, 2013 outside services are $33,000 compared to $22,000 for the same 2012 period. The decrease in 2013 as compared to 2012 for the three month period reflects costs associated with the translation of documents to Chinese for regulatory purposes in China during the 2012 period. The increase in the six month period primarily reflects costs associated with new trials for the development of the ENMD-2076 during the 2013 period.

-	Clinical Trial Costs – Clinical trial costs, which include clinical site fees, monitoring costs and data management costs, increased to $110,000 in the three months ended June 30, 2013 from $87,000 in the three-month period ended June 30, 2012. Clinical trial costs for the six-month period ended June 30, 2013 increased to $204,000 from $128,000 for the comparable 2012 period. The increase during the 2013 period relate to costs associated with enrolling patients in Phase 2 clinical trials for TNBC during the 2013 period and increased costs associated with clinical research organization start-up costs related to our crossover bioavailability and food effect study of ENMD-2076 during the 2013 period.

-	Contract Manufacturing Costs – The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, product release costs and storage fees. Contract manufacturing costs for the three months ended June 30, 2013 increased by $37,000 compared to the same period in 2012. For the six-month period ended June 30, 2013, manufacturing costs increased to $124,000 from $41,000 for the comparable 2012 period. The increase primarily reflects manufacturing costs incurred in China for ENMD-2076 during the 2013 period.

-	Personnel Costs – Personnel costs increased to $551,000 in the three-month period ended June 30, 2013 from $355,000 in the corresponding 2012 period. This variance is attributed to an increase in non-cash stock-based compensation expense totaling $323,000 during the 2013 period and increased salary and benefit costs associated with new employees in China during the 2013 period, offset by severance expense of $159,000 in the 2012 period. For the six-month period, personnel costs increased in 2013 to $756,000 from $658,000 for the corresponding 2012 period. This variance is attributed to an increase in non-cash stock-based compensation expense totaling $373,000 during the 2013 period and increased salary and benefit costs associated with new employees in China during the 2013 period, offset by severance expense of $290,000 in the 2012 period.

-	Also reflected in our 2013 research and development expenses for the three-month period ended June 30, 2013 are patent costs of $24,000 and facility and related expenses of $22,000. In the corresponding 2012 period, these expenses totaled $141,000 and $10,000, respectively. For the six-month period ended June 30, 2013, patent costs were $44,000 and facility and related expenses were $45,000. In the corresponding 2012 period, these expenses totaled $252,000 and $24,000, respectively. The decrease in patent costs during the 2013 period reflects higher costs in 2012 associated with the execution of our intellectual property strategy, including maintaining our patent portfolio and expanding our patent protection internationally. The increase in expenses in facilities and related expenses in 2013 resulted from leased office space in China.

General and Administrative Expenses. General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.

General and administrative expenses increased to $1,016,000 in the three-month period ended June 30, 2013 from $602,000 in the corresponding 2012 period. The increase in the second quarter of 2013 is primarily related to an increase in stock-based compensation expense of $418,000, and higher outside professional fees compared to the 2012 period, offset by decreases associated with the reduction in personnel costs of $62,000 and a reduction in Board of Directors fees of $37,000. For the six-month period, general and administrative expenses decreased in 2013 to $1,646,000 from $1,698,000 for the corresponding 2012 period. The decrease in the 2013 period is primarily related to the reduction in personnel costs of $200,000, a reduction in Board of Directors fees of $95,000, as well as lower professional fees of $90,000 compared to the 2012 period, in addition to the continuation of cost savings initiatives during 2013, offset by an increase of $323,000 related to non-cash stock-based compensation during the 2013 period due to an increase in stock option awards during the period.

Interest Expense. Interest expense for the three and six month periods ended June 30, 2012 was $9,165,000 and $10,041,000, respectively. All of the interest expense was non-cash interest (including $496,000 and $684,000, respectively, related to amortization of deferred financing costs; $1,563,000 and $2,156,000, respectively, related to amortization of debt discount; and $49,000 and $145,000, respectively, related to accrued interest on our Notes payable which was converted to shares of common stock on May 1, 2012). Also included as non-cash interest expense for both the three and six month periods ended June 30, 2012 was $7,057,000, representing the value of the beneficial conversion feature associated with the Notes. There was no interest expense for the three and six-months ended June 30, 2013.

Dividends on Series A Convertible Preferred Stock. The Consolidated Statement of Operations for the three and six months ended June 30, 2012 reflects accrued, but unpaid, dividends of $84,000 and $335,000, respectively which relate to Series A Convertible Preferred Stock held by Celgene pursuant to a Securities Purchase Agreement dated December 31, 2002. Celgene, the holder of Series A Preferred Stock accumulated dividends at a rate of 6% and participated in dividends declared and paid on the common stock, if any. In connection with the stockholder approval of the 2012 Financing on April 30, 2012, Celgene waived all accrued dividends on the Series A Preferred Stock, and is no longer entitled to any liquidation preference on its shares. There are no outstanding shares of Series A Convertible Preferred Stock and the Series A class of preferred stock has been eliminated.

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

At June 30, 2013, we had cash of $17,222,918, with working capital of $16,707,133.

INFLATION AND INTEREST RATE CHANGES

Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of June 30, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of June 30, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Unaudited Consolidated Statements of Operations for the Three and Six months ended June 30, 2013 and 2012, (iii) Unaudited Consolidated Statements of Cash Flows for the Six months ended June 30, 2013 and 2012 and (iv) Notes to Unaudited Consolidated Financial Statements.*

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

ENTREMED, INC.
(Registrant)

Date: August 14, 2013	/s/ Ken Keyong Ren
Ken Keyong Ren
Chief Executive Officer

Date: August 14, 2013	/s/ Sara B. Capitelli
Sara B. Capitelli
Principal Accounting Officer

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Unaudited Consolidated Statements of Operations for the Three and Six months ended June 30, 2013 and 2012, (iii) Unaudited Consolidated Statements of Cash Flows for the Six months ended June 30, 2013 and 2012 and (iv) Notes to Unaudited Consolidated Financial Statements.*

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

