Form 10-Q
period 2013-09-30
ENTREMED INC
filed 2013-11-14
CIK 895051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES   ☐       NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at November 8, 2013
Common Stock $.01 Par Value	27,040,429

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

EntreMed, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2013	December 31, 2012
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$15,871,694	$8,049,237
Accounts receivable, net of allowance for doubtful accounts of $12,536 at September 30, 2013 and December 31, 2012	-	669,310
Prepaid expenses and other	316,054	189,465
Total current assets	16,187,748	8,908,012

Property and equipment, net	56,582	52,556
Other assets	17,965	17,427
Total assets	$16,262,295	$8,977,995

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$352,250	$504,851
Payable to related party	-	86,683
Accrued liabilities	149,152	151,219
Total current liabilities	501,402	742,753

Commitments and contingencies	-	-

Stockholders' equity :
Convertible preferred stock, $1.00 par value; 5,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2013 and December 31, 2012	-	-
Common stock, $.01 par value:
170,000,000 shares authorized at September 30, 2013 and December 31, 2012; 27,119,974 and 22,582,938 shares issued at September 30, 2013 and December 31, 2012, respectively	271,200	225,828
Additional paid-in capital	421,285,077	409,374,905
Treasury stock, at cost: 79,545 shares held at September 30, 2013 and December 31, 2012	(8,034,244)	(8,034,244)
Accumulated deficit	(397,761,140)	(393,331,247)
Total stockholders' equity	15,760,893	8,235,242
Total liabilities and stockholders' equity	$16,262,295	$8,977,995

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Revenues:
Royalties	$-	$-	$-	$-

Costs and expenses:
Research and development	793,839	623,092	2,136,796	1,880,629
General and administrative	648,735	564,626	2,294,338	2,262,874
	1,442,574	1,187,718	4,431,134	4,143,503

Interest (income) expense	(408)	-	(1,241)	10,041,292

Net loss	(1,442,166)	(1,187,718)	(4,429,893)	(14,184,795)

Dividends on Series A convertible preferred stock	-	-	-	(335,000)

Net loss attributable to common shareholders	$(1,442,166)	$(1,187,718)	$(4,429,893)	$(14,519,795)

Net loss per share (basic and diluted)	$(0.05)	$(0.05)	$(0.17)	$(0.81)
Weighted average number of common shares outstanding (basic and diluted)	27,031,734	22,503,393	25,817,642	17,897,231

See accompanying notes.

EntreMed, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,429,893)	$(14,184,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,900	15,117
Stock-based compensation expense	1,554,422	746,104
Non-cash interest	-	10,041,292
Changes in operating assets and liabilities:
Accounts receivable	669,310	1,932,742
Prepaid expenses and other	(127,127)	(58,383)
Accounts payable	(152,601)	31,197
Payable to related party	(86,683)	55,685
Accrued liabilities	(2,067)	(64,827)
Net cash used in operating activities	(2,561,739)	(1,485,868)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	(16,926)	(11,818)
Net cash used in investing activities	(16,926)	(11,818)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes and warrants	-	10,000,000
Debt issuance costs	-	(683,955)
Stock issuance costs	(448,402)	(88,855)
Net proceeds from sale of common stock or exercise of options and warrants	10,849,524	1,999
Net cash provided by financing activities	10,401,122	9,229,189

Net increase in cash and cash equivalents	7,822,457	7,731,503
Cash and cash equivalents at beginning of period	8,049,237	1,080,630
Cash and cash equivalents at end of period	$15,871,694	$8,812,133

Supplemental disclosure of cash flow information:

Non-cash financing activities:

Common stock issued in connection with conversion of convertible notes and accrued interest	$-	$10,144,658

Common stock issued in connection with conversion of preferred stock	$-	$3,500,000

Warrant issued to placement agent	$115,150	$-

See accompanying notes.

ENTREMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 (unaudited)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, such consolidated financial statements do not include all of the information and disclosures required by U. S. generally accepted accounting principles for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying December 31, 2012 financial information was derived from our audited financial statements in the Annual Report on Form 10-K for the year ended December 31, 2012.  Operating results for the three and nine-month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information, refer to our audited consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2012.

Material subsequent events have been considered for disclosure and recognition through the filing date of these consolidated financial statements.

Liquidity Risks and Management’s Plans

  Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $397.8 million.  The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical activities.  In February 2012 (the “2012 Financing”), the Company received the proceeds from a $10 million convertible note financing.  Upon approval by the Company’s stockholders at the 2012 annual stockholders meeting, the convertible notes automatically converted into common stock on May 1, 2012 (see Note 3).  In addition, on March 14, 2013 (the “2013 Financing”), the Company closed on the sale of 4,495,828 shares of common stock and 2,247,912 warrants to certain investors for approximately $10.8 million (see Note 3).  As a result of these transactions, along with on-going cost containment measures, the Company has sufficient resources to fund its operations for at least the next twelve months.  The Company will continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive arrangements in China to support the Company’s dual-country approach to drug development.

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

In connection with the 2012 Financing, and upon stockholder approval of the 2012 Financing at the 2012 annual meeting on April 30, 2012, Celgene Corporation (“Celgene”) converted all of its preferred stock to an aggregate of 1,522,727 shares of common stock, pursuant to the terms and conditions of the Series A Preferred Stock.  As a result, as of May 1, 2012, there is no Series A Preferred Stock or any class of preferred stock outstanding.  In connection with the stockholder approval of the 2012 Financing, Celgene waived all accrued dividends on the Series A Preferred Stock, and Celgene is no longer entitled to any liquidation preference on its shares.

2013 Financing

As described in Note 1 and in connection with the 2013 Financing, on March 1, 2013, the Company entered into a definitive agreement with certain investors (collectively, the “2013 Investors”) for a financing in the aggregate amount of approximately $10.8 million. In connection with the 2013 Financing, the Company entered into a Securities Purchase Agreement with the 2013 Investors pursuant to which the Company agreed to sell in a transaction registered under the Securities Act of 1933, as amended, 4,495,828 shares of the Company’s common stock and warrants to purchase up to an aggregate of 2,247,912 shares of common stock (the “2013 Investor Warrants”).  The 2013 Investor Warrants cover a number of shares of common stock equal to 50% of the number of shares purchased by each Investor. The 2013 Investor Warrants have an exercise price of $2.91 per share and became exercisable on September 4, 2013 and expire on September 4, 2016.  The fair value of the 2013 Warrants issued is $3,574,180, calculated using the Black-Scholes-Merton valuation model value of $1.59 with an expected and contractual life of 3.5 years, an assumed volatility of 102.3%, and a risk-free interest rate of 0.40%.  The Company completed the closings on the 2013 Financing on March 14, 2013 and received net proceeds of approximately $10.3 million.

In connection with the 2013 Financing, the Company also issued a warrant to its placement agent to purchase up to 61,250 shares of common stock at an exercise price of $3.00 per share of common stock (the “Agent’s Warrant”). The Agent’s Warrant became exercisable on September 4, 2013 and will expire on October 9, 2017.  The fair value of the Agent’s Warrant issued is $115,150, calculated using the Black-Scholes-Merton valuation model value of $1.88 with an expected and contractual life of 4.6 years, an assumed volatility of 111.9%, and a risk-free interest rate of 0.85%.

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

The Company has adopted incentive and nonqualified stock option plans for executive, scientific and administrative personnel of the Company as well as outside directors and consultants.  In May 2013, the Company’s shareholders approved an amendment to the 2011 Long-Term Incentive Plan, increasing the number of shares reserved for issuance from 1,730,000 to 4,230,000 shares of common stock to be available for grants and awards.  As of September 30, 2013, there are 3,491,229 shares issuable under options previously granted and currently outstanding, with exercise prices ranging from $1.75 to $60.39.  In 2012, the Company awarded options to two officers, a portion of which is subject to certain performance conditions and market conditions.  Options granted under the plans generally vest over periods varying from immediately to three years, are not transferable and generally expire ten years from the date of grant.  As of September 30, 2013, 1,210,876 shares remained available for grant under the Company’s 2011 Long-Term Incentive Plan.

The Company records compensation expense associated with stock options and other equity-based compensation in accordance with provisions of authoritative guidance.  Compensation costs are recognized based on a straight-line method over the requisite service period, which is generally the option vesting term of up to three years.  Awards with performance conditions will be expensed if it is probable that the performance condition will be achieved.  As of September 30, 2013, no expense has been recorded for share awards with performance conditions.

The Company’s net loss for the nine months ended September 30, 2013 and 2012 includes compensation expense of $1,554,422 and $746,104, respectively, related to the Company’s share-based compensation awards.  The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	NINE MONTH PERIOD ENDED
	SEPTEMBER 30,
	2013	2012
Research and development	$587,186	$186,003
General and administrative	967,236	560,101
Share-based compensation expense	$1,554,422	$746,104
Net share-based compensation expense, per common share:
Basic and diluted	$0.06	$0.04

The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of stock options granted to employees. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award.

Following are the weighted-average assumptions used in valuing the stock options granted during the nine-month periods ended September 30, 2013 and 2012:

	NINE MONTH PERIOD ENDED
	SEPTEMBER 30,
	2013	2012
Expected volatility	105.37%	101.67%
Risk-free interest rate	1.01%	0.94%
Expected term of option	5.76 years	5.74 years
Forfeiture rate*	5.00%	5.00%
Expected dividend yield	0.00%	0.00%

* - Authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  During the nine- month periods ended September 30, 2013 and 2012, forfeitures were estimated at 5%.

The weighted average fair value of stock options granted during the nine-month periods ended September 30, 2013 and 2012 was $1.43 and $2.04, respectively.

A summary of the Company’s stock option plans and of changes in options outstanding under the plans for the nine months ended September 30, 2013 is as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at January 1, 2013	1,636,544	$5.07
Granted	1,934,500	$1.79
Exercised	(3,817)	$1.88
Expired	(75,998)	$25.43
Forfeited	-	$-
Outstanding at September 30, 2013	3,491,229	$2.79
Vested and expected to vest at September 30, 2013	3,408,628	$2.81
Exercisable at September 30, 2013	1,839,219	$3.62

Cash received from option exercises under all share-based payment arrangements for the three and nine months ended September 30, 2013 was $0 and $7,190, respectively.  Cash received from option exercises for the three and nine months ended September 30, 2012 was $0 and $1,999, respectively.

5.             Income Taxes

At December 31, 2012, the Company had a $3.0 million unrecognized tax benefit. The Company recorded a full valuation allowance on the net deferred tax asset recognized in the consolidated financial statements as of December 31, 2012.

During the nine months ended September 30, 2013, there were no material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2013; no changes in settled tax years have occurred through September 30, 2013.  Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We are a clinical-stage pharmaceutical company employing a drug development strategy primarily in the United States and China to develop targeted therapeutics for the global market.  In 2012, we refocused our clinical and regulatory strategy to leverage resources and opportunities in China and are currently conducting activities in both China and United States in order to accelerate delivery of clinical data and to reduce costs of clinical trials.  Our lead drug candidate is ENMD-2076, a selective Aurora A and angiogenic kinase inhibitor for the treatment of cancer, which we will continue to develop under the FDA, and will include clinical sites in China, and in parallel will develop locally under the China Food and Drug Administration (CFDA).  Our market focus includes developed countries, and also in particular, China, which has a pharmaceutical products market that we believe will continue to grow rapidly.  Through partnerships, collaborations, and strategic acquisitions, we intend to add additional drug candidates to our pipeline for development using our US and China strategy.  We intend to employ a market-oriented approach to identify pharmaceutical candidates that we believe have the potential for gaining widespread market acceptance either globally or in China and for which development can be accelerated under our US and China drug development strategy.

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

In December 2012, to advance our global development strategy, we submitted a new drug clinical trial application with the CFDA to conduct global clinical trials in triple-negative breast cancer patients using our proprietary drug candidate, ENMD-2076.  CFDA has accepted of our application package and we are working with the CFDA to move the process forward towards approval.  CFDA’s approval of our application would allow us to conduct clinical trials in China and supplement our ongoing Phase 2 triple-negative breast cancer trial currently underway at the University of Colorado and Indiana University.

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

In October 2013, we commenced a multi-center Phase 2 study of Oral ENMD-2076 administered to patients with Ovarian Clear Cell Carcinomas (OCCC).  The study is led by principal investigator Amit Oza, MD at Princess Margaret Cancer Centre in Toronto, Canada with participation of up to seven additional cancer centers in Canada and the United States.

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

Since inception, we have incurred significant losses from operations and have incurred an accumulated deficit of $397.8 million.  We expect to continue to incur operating losses for the foreseeable future due to, among other factors, our continuing clinical activities.  Based on current plans, due in large part to the $10.8 million proceeds from our 2013 Financing and the $10 million proceeds from our 2012 Financing, we expect our current available cash and cash equivalents to meet our cash requirements for at least the next twelve months.   We will continue to exercise tight controls over operating expenditures. In developing drug candidates, we intend to use and leverage resources available to us in both the United States and China.  We intend to pursue additional equity financing opportunities as well as opportunities to raise capital through forms of non- or less- dilutive arrangements, such as partnerships and collaborations with organizations that have capabilities and/or products that are complementary to our capabilities and products in order to continue the development of our product candidate that we intend to pursue to commercialization.  However, there can be no assurance that adequate additional financing under such arrangements will be available to us on terms that we deem acceptable, if at all.

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

14

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

-
Stock-Based Compensation – All share-based payment transactions are recognized in the financial statements at their fair values. Compensation expense associated with service, performance, market condition based stock options and other equity-based compensation is recorded in accordance with provisions of authoritative guidance. The fair value of awards whose fair values are calculated using the Black-Scholes option pricing model is generally being amortized on a straight-line basis over the requisite service period and is recognized based on the proportionate amount of the requisite service period that has been rendered during each reporting period. The fair value of awards with market conditions, which are valued using a binomial model, is being amortized based upon the estimated derived service period. Share-based awards granted to employees with a performance condition are measured based on the probable outcome of that performance condition during the requisite service period. Such an award with a performance condition will be expensed if it is probable that a performance condition will be achieved. As of September 30, 2013, no expense has been recorded for share awards with performance conditions. Using the straight-line expense attribution method over the requisite service period, which is generally the option vesting term of one to three years, share-based compensation expense recognized for the nine months ended September 30, 2013 and 2012 totaled approximately $1,554,000 and $746,000, respectively.

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

RESULTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2013 and September 30, 2012.

Revenues. There were no revenues recorded during the three and nine months ended September 30, 2013 or September 30, 2012.  Based on the recent trend, we expect annual sales of Thalomid® in 2013 to continue to decrease to a level below the threshold amount to trigger a royalty payment to the Company.  As a result we do not expect to earn any royalty revenue in 2013 or in any subsequent year.  We become entitled to share in the royalty payments received by Royalty Pharma Finance Trust on annual Thalomid® sales when Royalty Pharma Finance Trust receives more than $15,375,000 in royalties, pursuant to a 2001 agreement with Royalty Pharma.  Thalomid® is distributed and sold by Celgene Corporation and/or its affiliates, and thus, we have no control over sales of Thalomid® or the amount, if any, of royalty payments we will receive.

Research and Development Expenses.  Our research and development expenses for the three and nine months ended September 30, 2013 totaled approximately $794,000 and $2,137,000, respectively.  Research and development expenses for the corresponding 2012 periods were approximately $623,000 and $1,881,000, respectively.  Reflected in our Research and Development expenses totaling $794,000 for the three-month period ended September 30, 2013 are direct project costs of $532,000 for ENMD-2076 and $11,000 for 2ME2.  The 2012 research and development expenses for the comparable period included $378,000 for ENMD-2076 and $63,000 for 2ME2. Research and development expenses totaling $2,137,000 for the nine-month period ended September 30, 2013 include direct project costs of $1,185,000 related to ENMD-2076 and $45,000 related to 2ME2. The 2012 research and development expenses for the comparable period included $1,008,000 for ENMD-2076 and $146,000 for 2ME2.  The overall increase in research and development costs in the three-month and nine month periods ended September 30, 2013, as compared to same period in 2012, reflects increased costs associated with the clinical development of ENMD-2076 in the U.S. and China during 2013, as well as an increase in non-cash stock-based compensation expense, offset by lower patent costs and the absence of severance related costs in the 2013 period.

At September 30, 2013, accumulated direct project expenses for 2ME2 were $58,069,000 and, since acquired, accumulated direct project expenses for ENMD-2076 totaled $23,173,000.  Our research and development expenses also include non-cash stock-based compensation totaling $587,000 for the nine months ended September 30, 2013 and $186,000 for the corresponding 2012 period.  The increase in non-cash stock-based compensation expense is due an increase in the number of option awards during the current period compared to the previous year.  The balance of our research and development expenditures includes facility costs and other departmental overhead, and expenditures related to the non-clinical support of our programs.

We expect the majority of our research and development expenses in 2013 to be devoted to the development of our ENMD-2076 program.  We expect our ENMD-2076 expenses for the remainder of 2013 to increase based on the availability of additional financial resources from our 2013 Financing and our clinical development plan.  We will continue to conduct research on ENMD-2076 in order to comply with stipulations made by the FDA, as well as to increase understanding of the mechanism of action and toxicity parameters of ENMD-2076 and its metabolites. Completion of clinical development may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

We estimate that clinical trials of the type we generally conduct are typically completed over the following timelines:

Global FDA Trial:

ESTIMATED
COMPLETION
CLINICAL PHASE	PERIOD
Phase 1	1-2 Years
Phase 2	2-3 Years
Phase 3	2-4 Years

Local CFDA Trial:

ESTIMATED
COMPLETION
CLINICAL PHASE	PERIOD
Phase 1	1 Year
Phase 2	2 Years
Phase 3	2-3 Years

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

Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses.  Research and development expenses increased to $794,000 during the three months ended September 30, 2013 from $623,000 for the corresponding period in 2012.  Research and development expenses increased to $2,137,000 during the nine months ended September 30, 2013 from $1,881,000 for the corresponding period in 2012.  The fluctuations in research and development expenditures during the three and nine months ended September 30, 2013 were specifically impacted by the following:

-
Outside Services – In the three-month period ended September 30, 2013, we expended $6,000 on outside service activities versus $14,000 in the same 2012 period. For the nine-month period ended September 30, 2013 outside services are $40,000 compared to $36,000 for the same 2012 period. The decrease in 2013 as compared to 2012 for the three month period reflects costs associated with the translation of documents to Chinese for regulatory purposes in China during the 2012 period. The increase in the nine month period primarily reflects costs associated with new trials for the development of the ENMD-2076 during the 2013 period.

-
Clinical Trial Costs – Clinical trial costs, which include clinical site fees, monitoring costs and data management costs, increased to $352,000 in the three months ended September 30, 2013 from $58,000 in the three-month period ended September 30, 2012. Clinical trial costs for the nine-month period ended September 30, 2013 increased to $556,000 from $186,000 for the comparable 2012 period. The increase during the 2013 period relates to costs associated with enrolling patients in Phase 2 clinical trials for TNBC during the 2013 period and increased costs associated with clinical research organization costs related to our crossover bioavailability and food effect study of ENMD-2076 during the 2013 period.

18

-
Contract Manufacturing Costs – The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, product release costs and storage fees. Contract manufacturing costs for the three months ended September 30, 2013 decreased by $80,000 compared to the same period in 2012. For the nine-month period ended September 30, 2013, manufacturing costs increased to $159,000 from $156,000 for the comparable 2012 period. The variance for both periods primarily reflects the timing of manufacturing costs incurred in China related to manufacturing of ENMD-2076.

-
Personnel Costs – Personnel costs increased to $251,000 in the three-month period ended September 30, 2013 from $201,000 in the corresponding 2012 period. This variance is attributed to an increase in non-cash stock-based compensation expense totaling $28,000 during the 2013 period and increased salary and benefit costs associated with new employees in China during the 2013 period. For the nine-month period, personnel costs increased in 2013 to $1,006,000 from $858,000 for the corresponding 2012 period. This variance is attributed to an increase in non-cash stock-based compensation expense totaling $401,000 during the 2013 period and increased salary and benefit costs associated with new employees in China during the 2013 period, offset by severance expense of $290,000 in the 2012 period.

-
Also reflected in our 2013 research and development expenses for the three-month period ended September 30, 2013 are patent costs of $14,000 and facility and related expenses of $30,000. In the corresponding 2012 period, these expenses totaled $136,000 and $24,000, respectively. For the nine-month period ended September 30, 2013, patent costs were $57,000 and facility and related expenses were $69,000. In the corresponding 2012 period, these expenses totaled $389,000 and $47,000, respectively. The decrease in patent costs during the 2013 period reflects higher costs in 2012 associated with the execution of our intellectual property strategy, including maintaining our patent portfolio and expanding our patent protection internationally. The increase in expenses in facilities and related expenses in 2013 resulted from leased office space in China.

General and Administrative Expenses.  General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.

General and administrative expenses increased to $649,000 in the three-month period ended September 30, 2013 from $565,000 in the corresponding 2012 period.  The increase in the third quarter of 2013 is primarily related to an increase in stock-based compensation expense of $84,000. For the nine-month period, general and administrative expenses increased in 2013 to $2,294,000 from $2,263,000 for the corresponding 2012 period. The increase in the 2013 period is primarily related to an increase of $407,000 related to non-cash stock-based compensation during the 2013 period due to an increase in stock option awards during the period, offset by the reduction in personnel costs of $232,000, a reduction in Board of Directors fees of $77,000, as well as lower professional fees of $70,000 compared to the 2012 period.

Interest Expense.  Interest expense for nine month period ended September 30, 2012 was $10,041,000.  All of the interest expense was non-cash interest (including $684,000 related to amortization of deferred financing costs; $2,156,000 related to amortization of debt discount; and $145,000 related to accrued interest on our Notes payable which was converted to shares of common stock on May 1, 2012).  Also included as non-cash interest expense for the nine month period ended September 30, 2012 was $7,057,000, representing the value of the beneficial conversion feature associated with the Notes. There was no interest expense for the three months ended September 30, 2012 or for the three and nine-months ended September 30, 2013.

Dividends on Series A Convertible Preferred Stock.  The Consolidated Statement of Operations for the nine months ended September 30, 2012 reflects accrued, but unpaid, dividends of $335,000, which  relate to Series A Convertible Preferred Stock held by Celgene pursuant to a Securities Purchase Agreement dated December 31, 2002.  Celgene, the holder of Series A Preferred Stock accumulated dividends at a rate of 6% and participated in dividends declared and paid on the common stock, if any.  In connection with the stockholder approval of the 2012 Financing on April 30, 2012, Celgene waived all accrued dividends on the Series A Preferred Stock, and is no longer entitled to any liquidation preference on its shares.  There are no outstanding shares of Series A Convertible Preferred Stock and the Series A class of preferred stock has been eliminated.

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

At September 30, 2013, we had cash of $15,871,694, with working capital of $15,686,346.

INFLATION AND INTEREST RATE CHANGES

Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk.  Our investment income is sensitive to the general level of U.S. interest rates.  In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents.  Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of September 30, 2013.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of September 30, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL):  (i) Unaudited Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Unaudited Consolidated Statements of Operations for the Three and Nine months ended September 30, 2013 and 2012, (iii) Unaudited Consolidated Statements of Cash Flows for the Nine months ended September 30, 2013 and 2012 and (iv) Notes to Unaudited Consolidated Financial Statements.*

* This exhibit is furnished and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTREMED, INC.
(Registrant)

Date: November 14, 2013	/s/ Ken K. Ren
Ken K. Ren
Chief Executive Officer

Date: November 14, 2013	/s/ Sara B. Capitelli
Sara B. Capitelli
Principal Accounting Officer

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer
101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL):  (i) Unaudited Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Unaudited Consolidated Statements of Operations for the Three and Nine months ended September 30, 2013 and 2012, (iii) Unaudited Consolidated Statements of Cash Flows for the Nine months ended September 30, 2013 and 2012 and (iv) Notes to Unaudited Consolidated Financial Statements.*

* This exhibit is furnished and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

