Form 10-Q
period 2014-03-31
ENTREMED INC
filed 2014-05-15
CIK 895051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES     ☐      NO      ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at May 8, 2014
Common Stock $.01 Par Value	27,040,429

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

Actual results could differ materially from those currently anticipated due to a number of factors, including: the risk that we may be unable to continue as a going concern as a result of our inability to raise sufficient capital for our operational needs; the possibility that we may be delisted from trading on the Nasdaq Capital Market; the volatility in the market price of our common stock; the difficulty of executing our business strategy in China; our inability to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidate or future candidates; risks relating to the need for additional capital and the uncertainty of securing additional funding on favorable terms; risks associated with our product candidates; risks associated with any early-stage products under development; the risk that results in preclinical models are not necessarily indicative of clinical results; uncertainties relating to preclinical and clinical trials, including delays to the commencement of such trials; the lack of success in the clinical development of any of our products; dependence on third parties; and risks relating to the commercialization, if any, of our proposed products (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks). Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. Additional information about the factors and risks that could affect our business, financial condition and results of operations, are contained in our filings with the U.S. Securities and Exchange Commission (“SEC”), which are available at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

EntreMed, Inc.

Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$14,199,485	$15,131,671
Prepaid expenses and other	280,589	279,773
Total current assets	14,480,074	15,411,444

Property and equipment, net	113,708	78,142
Other assets	26,011	17,965
Total assets	$14,619,793	$15,507,551

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$591,713	$402,456
Accrued liabilities	164,208	162,710
Total current liabilities	755,921	565,166

Commitments and contingencies	-	-

Stockholders' equity :
Convertible preferred stock, $1.00 par value;
5,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2014 and December 31, 2013	-	-
Common stock, $.01 par value:
170,000,000 shares authorized at March 31, 2014 and December 31, 2013; 27,119,974 shares issued at March 31, 2014 and December 31, 2013	271,198	271,198
Additional paid-in capital	422,147,491	421,775,039
Treasury stock, at cost: 79,545 shares held at March 31, 2014 and December 31, 2013	(8,034,244)	(8,034,244)
Accumulated deficit	(400,520,573)	(399,069,608)
Total stockholders' equity	13,863,872	14,942,385
Total liabilities and stockholders' equity	$14,619,793	$15,507,551

See accompanying notes.

EntreMed, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Revenues:
Royalties	$-	$-

Costs and expenses:
Research and development	559,974	506,375
General and administrative	891,375	629,902
	1,451,349	1,136,277

Interest income	(384)	(390)

Net loss	(1,450,965)	(1,135,887)

Net loss per share (basic and diluted)	$(0.05)	$(0.05)
Weighted average number of common shares outstanding (basic and diluted)	27,040,429	23,357,782

See accompanying notes.

EntreMed, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended

	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,450,965)	$(1,135,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,531	4,663
Stock-based compensation expense	372,452	218,903
Changes in operating assets and liabilities:
Accounts receivable	-	669,310
Prepaid expenses and other	(8,862)	51,288
Accounts payable	189,257	144,044
Payable to related party	-	(86,683)
Accrued liabilities	1,498	(5,539)
Net cash used in operating activities	(890,089)	(139,901)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	(42,097)	(13,147)
Net cash used in investing activities	(42,097)	(13,147)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance costs	-	(450,637)
Proceeds from sale of common stock or exercise of options and warrants	-	10,825,177
Net cash provided by financing activities	-	10,374,540

Net (decrease) increase in cash and cash equivalents	(932,186)	10,221,492
Cash and cash equivalents at beginning of period	15,131,671	8,049,237
Cash and cash equivalents at end of period	$14,199,485	$18,270,729

Supplemental disclosure of cash flow information:
Non-cash financing activity:
Warrant issued to placement agent	$-	$115,150

See accompanying notes.

ENTREMED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (unaudited)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by U. S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying December 31, 2013 financial information was derived from our audited financial statements in the Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the three month period ended March 31, 2014 is not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to our audited consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2013.

Material subsequent events have been considered for disclosure and recognition through the filing date of these consolidated financial statements.

Liquidity Risks and Management’s Plans

Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $400.5 million.  The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical activities. On March 14, 2013 (the “2013 Financing”), the Company closed on the sale of 4,495,828 shares of common stock and 2,247,912 warrants to certain investors for approximately $10.8 million (see Note 2). As a result of this transaction, along with on-going cost containment measures, the Company believes that it has sufficient resources to fund its operations for at least the next twelve months. The Company will continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements in China to support the Company’s dual-country approach to drug development.

2.	Stockholders’ Equity

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

The Company has adopted incentive and nonqualified stock option plans for executive, scientific and administrative personnel of the Company as well as outside directors and consultants. In May 2013, the Company’s shareholders approved an amendment to the 2011 Long-Term Incentive Plan, increasing the number of shares reserved for issuance from 1,730,000 to 4,230,000 shares of common stock to be available for grants and awards. As of March 31, 2014, there are 3,586,394 shares issuable under options previously granted and currently outstanding, with exercise prices ranging from $1.59 to $34.10. In 2012, the Company awarded options to two officers, a portion of which is subject to certain performance conditions and market conditions. Options granted under the plans generally vest over periods varying from immediately to one to three years, are not transferable and generally expire ten years from the date of grant. As of March 31, 2014, 1,110,876 shares remained available for grant under the Company’s 2011 Long-Term Incentive Plan.

The Company records compensation expense associated with stock options and other equity-based compensation in accordance with provisions of authoritative guidance. Compensation costs are recognized over the requisite service period, which is generally the option vesting term of up to three years. Awards with performance conditions will be expensed if it is probable that the performance condition will be achieved. As of March 31, 2014, no expense has been recorded for share awards with performance conditions.

The Company’s net loss for the three months ended March 31, 2014 and 2013 includes non-cash compensation expense of $372,452 and $218,903, respectively, related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	THREE MONTH PERIOD ENDED MARCH 31,

	2014	2013
Research and development	$95,094	$63,626
General and administrative	277,358	155,277
Share-based compensation expense	$372,452	$218,903
Net share-based compensation expense, per common share:
Basic and diluted	$0.01	$0.01

The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of stock options granted to employees. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. There were no stock options granted to employees during the three-month periods ended March 31, 2014 and March 31, 2013.

A summary of the Company’s stock option plans and of changes in options outstanding under the plans for the three months ended March 31, 2014 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	3,586,394	$2.69
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding at March 31, 2014	3,586,394	$2.69
Vested and expected to vest at March 31, 2014	3,551,345	$2.70
Exercisable at March 31, 2014	2,418,088	$3.11

Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2013 was $7,190. There were no option exercises during the three months ended March 31, 2014.

4.	Income Taxes

At December 31, 2013, the Company had a $3.0 million unrecognized tax benefit. The Company recorded a full valuation allowance on the net deferred tax asset recognized in the consolidated financial statements as of December 31, 2013.

During the three months ended March 31, 2014, there were no material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2014; no changes in settled tax years have occurred through March 31, 2014. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

5.	Subsequent Event

In April 2014, the Company entered into an asset purchase agreement to acquire certain laboratory equipment assets in Beijing, China for approximately $108,000.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We are a clinical-stage pharmaceutical company employing a drug development strategy that leverages resources in both North America and in China to develop therapeutics for the treatment of cancer and other diseases. We are currently conducting activities in both China and North America in order to accelerate delivery of clinical data and to reduce costs of clinical trials. Our lead drug candidate is ENMD-2076, a selective Aurora A and angiogenic kinase inhibitor for the treatment of cancer, which we will continue to develop under FDA regulations. In parallel, we will include ENMD-2076 in clinical sites in China as an import drug as well as develop ENMD-2076 in China locally under the CFDA. Our market focus includes developed countries, and also in particular, China, which has a pharmaceutical products market that we believe will continue to grow rapidly. Through partnerships, collaborations, and strategic acquisitions, we intend to add additional drug candidates to our pipeline for development using our US and China strategy. We intend to employ a market-oriented approach to identify pharmaceutical candidates that we believe have the potential for gaining widespread market acceptance, either globally or in China, and for which development can be accelerated under our US and China drug development strategy.

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

Clinical Phase 1 results were published (Clin Cancer Res 2011;17:849-860) and data from the leukemia and myeloma studies were first presented during the American Society of Hematology meeting in December 2010. Anti-cancer activity was demonstrated with ENMD-2076 treatment in a variety of solid and hematological cancer patients. Also, as previously reported, at the American Society of Clinical Oncology (ASCO) Annual Meeting in June 2011, Phase 2 data in ovarian cancer patients was presented by the principal investigator conducting the Phase 2 ENMD-2076 study. The data demonstrated ENMD-2076 activity in a population of difficult to treat platinum resistant patients. In October 2011, we announced that the final data for the primary endpoint of progression free survival rate at 6 months was 22 percent.  Phase 2 data in ovarian cancer were also published in the European Journal of Cancer in September 2012 in an article entitled “ENMD-2076, an Oral Inhibitor of Angiogenic and Proliferation Kinases, Has Activity in Recurrent, Platinum Resistant Ovarian Cancer.” We believe that the data, together with the Phase 1 results, provide support for additional clinical studies in ovarian cancer and other forms of cancer. We continue to monitor patients who are receiving ENMD-2076, and are focused on collecting additional data on overall survival and other endpoints.

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

In July 2013, we initiated a crossover bioavailability and food effect study of ENMD-2076. The study was to be a single-blind, randomized, single-dose, crossover study with a food effect arm to investigate the safety and relative bioavailability of two dosage forms of ENMD-2076 administered as escalating doses in two cohorts of healthy subjects. The study was expected to enroll approximately 29 healthy adult volunteers and be conducted in Tempe, Arizona by a clinical research organization. The pharmacokinetic data from the first cohort (compared the two dosage forms in fasted state), demonstrated ENMD-2076’s relative bioavailability, and EntreMed took the position that continuing the study would be unnecessary. The data was submitted for review by the FDA, and the FDA gave EntreMed permission to stop the study after the first cohort. Cohort 1 involved 14 healthy volunteers that were dosed with the two dosage forms. The final clinical study report was completed in May 2014.

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

ENMD-2076 is our only program currently under active clinical evaluation. Our other product candidates in the pipeline include 2-methoxyestradiol (2ME2) for autoimmune diseases, for which we have an approved IND in RA treatment, and MKC-1. We own or have exclusive licenses to these products.

We intend to advance clinical development of ENMD-2076, and the implementation of our plans will include leveraging our resources in both the United States and China. In order to capitalize on the drug development and capital resources available in China, the Company is doing business in China through its wholly-owned Chinese subsidiary that will execute the China portion of the Company’s drug development strategy, including conducting clinical trials in China, pursuing local funding opportunities and strategic collaborations, and implementing the Company’s plan for development and commercialization in the Chinese market.

Since inception, we have incurred significant losses from operations and have incurred an accumulated deficit of $400.5 million.  We expect to continue to incur operating losses for the foreseeable future due to, among other factors, our continuing clinical activities. We expect our current available cash and cash equivalents to meet our cash requirements for at least the next twelve months. We will continue to exercise tight controls over operating expenditures. In developing drug candidates, we intend to use and leverage resources available to us in both the United States and China. We intend to pursue additional financing opportunities as well as opportunities to raise capital through forms of non- or less- dilutive arrangements, such as partnerships and collaborations with organizations that have capabilities and/or products that are complementary to our capabilities and products in order to continue the development of our product candidate that we intend to pursue to commercialization. However, there can be no assurance that adequate additional financing under such arrangements will be available to us on terms that we deem acceptable, if at all.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Our critical accounting policies, including the items in our financial statements requiring significant estimates and judgments, are as follows:

-	Research and Development - Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Research and development costs are expensed as incurred.

-	Expenses for Clinical Trials – Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the data. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes the enrollment process. Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and when a patient drops out of a trial. Costs that are based on clinical data collection and management are recognized in the reporting period in which services are provided. In the event of early termination of a clinical trial, we accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

-	Stock-Based Compensation – All share-based payment transactions are recognized in the financial statements at their fair values. Compensation expense associated with service, performance, market condition based stock options and other equity-based compensation is recorded in accordance with provisions of authoritative guidance. The fair value of awards whose fair values are calculated using the Black-Scholes option pricing model is generally being amortized on a straight-line basis over the requisite service period and is recognized based on the proportionate amount of the requisite service period that has been rendered during each reporting period. The fair value of awards with market conditions, which are valued using a binomial model, is being amortized based upon the estimated derived service period. Share based awards granted to employees with a performance condition are measured based on the probable outcome of that performance condition during the requisite service period. Such an award with a performance condition will be expensed if it is probable that a performance condition will be achieved. As of March 31, 2014, no expense has been recorded for share awards with performance conditions. Using the straight-line expense attribution method over the requisite service period, which is generally the option vesting term ranging from immediately to one to three years, share-based compensation expense recognized in the three months ended March 31, 2014 and 2013 totaled $372,000 and $219,000, respectively.

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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2014 and March 31, 2013.

Revenues. There were no revenues recorded during the quarters ended March 31, 2014 or March 31, 2013. Based on the previous year and the recent trend, we expect annual sales of Thalomid® in 2014 to remain at a level below the threshold amount to trigger a royalty payment to the Company. As a result we do not expect to earn any royalty revenue in 2014 or in any subsequent year. We become entitled to share in the royalty payments received by Royalty Pharma Finance Trust on annual Thalomid® sales when Royalty Pharma Finance Trust receives more than $15,375,000 in royalties, pursuant to a 2001 agreement with Royalty Pharma. Thalomid® is distributed and sold by Celgene Corporation and/or its affiliates, and thus, we have no control over sales of Thalomid® or the amount, if any, of royalty payments we will receive.

Research and Development Expenses. Our research and development expenses totaled $560,000 for the three months ended March 31, 2014 and $506,000 for the corresponding 2013 period. Reflected in our R&D expenses for the three-month period ended March 31, 2014 are direct project costs of $261,000 for ENMD-2076, $90,000 for our new formulation development initiative that we began in late 2013 in China, and $0 for 2ME2. The 2013 research and development expenses for the comparable period included $332,000 for ENMD-2076 and $20,000 for 2ME2. The overall increase in research and development costs in the three-month period ended March 31, 2014, as compared to same period in 2013, primarily reflects the increase of costs associated with our research and development operations in China during 2014.

At March 31, 2014, accumulated direct project expenses for 2ME2 were $58,087,000; and, since acquired, accumulated direct project expenses for ENMD-2076 totaled $23,701,000, and for our new formulation development projects, accumulated project expenses totaled $159,000. Our research and development expenses also include non-cash stock-based compensation totaling $95,000 for the three months ended March 31, 2014 and $64,000 for the corresponding 2013 period. The balance of our research and development expenditures includes facility costs and other departmental overhead, and expenditures related to the non-clinical support of our programs.

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

Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Overall research and development expenses increased to $560,000 in 2014 from $506,000 in 2013.

The fluctuations in research and development expenses were specifically impacted by the following:

-	Outside Services – During the three-month period ended March 31, 2014, we expended $7,000 on outside service activities versus $19,000 in the same 2013 period. The decrease in 2014 as compared to 2013 primarily reflects higher pre-clinical costs incurred in China during the 2013 period associated with the development of ENMD-2076.

-	Clinical Trial Costs – Clinical trial costs, which include clinical site fees, monitoring costs and data management costs, decreased to $54,000 in the three months ended March 31, 2014 from $94,000 in the three-month period ended March 31, 2013. This decrease relates to higher costs associated with Phase 2 clinical trials monitoring and data management costs during the 2013 period.

-	Contract Manufacturing Costs – The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, product release costs and storage fees. Contract manufacturing costs for the three months ended March 31, 2014 decreased to $21,000 from $71,000 during the same period in 2013. The decrease reflects manufacturing costs incurred in China for ENMD-2076 during the 2013 period.

-	Personnel Costs – Personnel costs increased to $290,000 in the three months ended March 31, 2014 from $205,000 in the three-month period ended March 31, 2013. This increase is attributed to an increase in non-cash stock-based compensation expense of $31,000 in the 2014 period, as well as increased salary and benefit costs associated with employees hired after March 31, 2013 in China.

-	Also reflected in our 2014 research and development expenses for the three-month period ended March 31, 2014 are patent costs of $11,000 and facility and related expenses of $44,000. In the corresponding 2013 period, these expenses totaled $19,000 and $24,000, respectively. The decrease in patent costs during the 2014 period reflects higher costs in 2013 associated with the execution of our intellectual property strategy, including maintaining our patent portfolio and expanding our patent protection internationally. The increase in expenses in facilities and related expenses in 2014 resulted from leased laboratory space in China.

General and Administrative Expenses. General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.

General and administrative expenses increased to $891,000 in the three-month period ended March 31, 2014 from $630,000 in the corresponding 2013 period. The increase in the 2014 period is related to an increase in professional fees of $141,000 primarily associated with business development and investor relations services, as well as an increase in non-cash stock-based compensation expense of $122,000, compared to the 2013 period.

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

At March 31, 2014, we had cash of $14,199,485 with working capital of $13,724,153.

INFLATION AND INTEREST RATE CHANGES

Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of March 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of March 31, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

We are subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, except as otherwise disclosed herein, are material.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of EntreMed’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and the information under “Special Note Regarding Forward-Looking Statements” included in this report. There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Unaudited Consolidated Statements of Operations for the Three months ended March 31, 2014 and 2013, (iii) Unaudited Consolidated Statements of Cash Flows for the Three months ended March 31, 2014 and 2013 and (iv) Notes to Unaudited Consolidated Financial Statements.*

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

ENTREMED, INC.
(Registrant)

Date: May 15, 2014	/s/ Ken K. Ren
Ken K. Ren
Chief Executive Officer

Date: May 15, 2014	/s/ Sara B. Capitelli
Sara B. Capitelli
Principal Accounting Officer

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Unaudited Consolidated Statements of Operations for the Three months ended March 31, 2014 and 2013, (iii) Unaudited Consolidated Statements of Cash Flows for the Three months ended March 31, 2014 and 2013 and (iv) Notes to Unaudited Consolidated Financial Statements.*

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

