Form 10-Q
period 2014-06-30
CASI Pharmaceuticals, Inc.
filed 2014-08-14
CIK 895051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________.

Commission file number 0-20713

CASI PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

`

Delaware	58-1959440
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9620 Medical Center Drive, Suite 300

Rockville, Maryland

(Address of principal executive offices)

20850

(Zip code)

(240) 864-2600

(Registrant’s telephone number, including area code)

ENTREMED, INC.

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at August 8, 2014
Common Stock $.01 Par Value	27,040,429

CASI PHARMACEUTICALS, INC.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CASI Pharmaceuticals, Inc.

Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
ASSETS	(Unaudited)	(Note 2)
Current assets:
Cash and cash equivalents	$13,079,745	$15,131,671
Prepaid expenses and other	136,618	279,773
Total current assets	13,216,363	15,411,444

Property and equipment, net	240,377	78,142
Other assets	26,011	17,965
Total assets	$13,482,751	$15,507,551

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$573,513	$402,456
Accrued liabilities	169,837	162,710
Total current liabilities	743,350	565,166

Commitments and contingencies
Stockholders' equity :	-	-
Convertible preferred stock, $1.00 par value;
5,000,000 shares authorized and 0 shares issued and
outstanding at June 30, 2014 and December 31, 2013	-	-
Common stock, $.01 par value:
170,000,000 shares authorized at June 30, 2014 and December 31, 2013; 27,119,974 shares issued and outstanding at June 30, 2014
and December 31, 2013	271,198	271,198
Additional paid-in capital	422,639,301	421,775,039
Treasury stock, at cost: 79,545 shares held at June 30, 2014 and
December 31, 2013	(8,034,244)	(8,034,244)
Accumulated deficit	(402,136,854)	(399,069,608)
Total stockholders' equity	12,739,401	14,942,385
Total liabilities and stockholders' equity	$13,482,751	$15,507,551

See accompanying notes.

CASI Pharmaceuticals, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues:
Royalties	$-	$-	$-	$-

Costs and expenses:
Research and development	724,493	836,582	1,284,467	1,342,957
General and administrative	891,917	1,015,701	1,783,292	1,645,603
	1,616,410	1,852,283	3,067,759	2,988,560

Interest income	(129)	(443)	(513)	(833)

Net loss	$(1,616,281)	$(1,851,840)	$(3,067,246)	$(2,987,727)

Net loss per share (basic and diluted)	$(0.06)	$(0.07)	$(0.11)	$(0.12)
Weighted average number of common shares
outstanding (basic and diluted)	27,040,429	27,023,038	27,040,429	25,200,535

See accompanying notes.

CASI Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,067,246)	$(2,987,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,168	9,037
Stock-based compensation expense	864,262	1,164,578
Changes in operating assets and liabilities:
Accounts receivable	-	669,310
Prepaid expenses and other	135,109	(48,346)
Accounts payable	171,057	94,156
Payable to related party	-	(86,683)
Accrued liabilities	7,127	(493)
Net cash used in operating activities	(1,870,523)	(1,186,168)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	(181,403)	(16,926)
Net cash used in investing activities	(181,403)	(16,926)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance costs	-	(448,402)
Net proceeds from sale of common stock or exercise of options and warrants	-	10,825,177
Net cash provided by financing activities	-	10,376,775

Net (decrease) increase in cash and cash equivalents	(2,051,926)	9,173,681
Cash and cash equivalents at beginning of period	15,131,671	8,049,237
Cash and cash equivalents at end of period	$13,079,745	$17,222,918

Supplemental disclosure of cash flow information:

Non-cash financing activities:

Warrant issued to placement agent	$-	$115,150

See accompanying notes.

CASI PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (unaudited)

1.	Company Name Change

On June 12, 2014, the stockholders of EntreMed, Inc. approved changing the Company’s name from EntreMed, Inc. to CASI Pharmaceuticals, Inc., effective on June 16, 2014.

2.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of CASI Pharmaceuticals, Inc. and its subsidiaries (“CASI” or “the Company”), Miikana Therapeutics, Inc. (“Miikana”) and CASI Pharmaceuticals (Beijing) Co., Ltd. (“CASI China”). CASI China is a non-stock Chinese entity with 100% of its interest owned by CASI. CASI China received approval for a business license from the Beijing Industry and Commercial Administration in August 2012 and has operating facilities in Beijing. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by U. S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying December 31, 2013 financial information was derived from our audited financial statements in the Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to our audited consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2013.

Liquidity Risks and Management’s Plans

Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $402.1 million.  The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical activities. On March 14, 2013 (the “2013 Financing”), the Company closed on the sale of 4,495,828 shares of common stock and 2,247,912 warrants to certain investors for approximately $10.8 million (see Note 3). As a result of this transaction, along with on-going cost containment measures, the Company believes that it has sufficient resources to fund its operations for at least the next twelve months. The Company will continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements in China to support the Company’s dual-country approach to drug development.

3.	Stockholders’ Equity

As described in Note 2 and in connection with the 2013 Financing, on March 1, 2013, the Company entered into a definitive agreement with certain investors (collectively, the “2013 Investors”) for a financing in the aggregate amount of approximately $10.8 million.  In connection with the 2013 Financing, the Company entered into a Securities Purchase Agreement with the 2013 Investors pursuant to which the Company agreed to sell in a transaction registered under the Securities Act of 1933, as amended, 4,495,828 shares of the Company’s common stock and warrants to purchase up to an aggregate of 2,247,912 shares of common stock (the “2013 Warrants”).  The 2013 Warrants cover a number of shares of common stock equal to 50% of the number of shares purchased by each 2013 Investor.  The 2013 Warrants have an exercise price of $2.91 per share and became exercisable on September 4, 2013 and expire on September 4, 2016. The fair value of the 2013 Warrants issued is $3,574,180, calculated using the Black-Scholes-Merton valuation model value of $1.59 with an expected and contractual life of 3.5 years, an assumed volatility of 102.3%, and a risk-free interest rate of 0.40%. The Company completed the closings on the 2013 Financing on March 14, 2013 and received net proceeds of approximately $10.3 million.

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

The Company has adopted incentive and nonqualified stock option plans for executive, scientific and administrative personnel of the Company as well as outside directors and consultants. In June 2014, the Company’s shareholders approved an amendment to the 2011 Long-Term Incentive Plan, increasing the number of shares reserved for issuance from 4,230,000 to 5,730,000 shares of common stock to be available for grants and awards. As of June 30, 2014, there are 4,555,376 shares issuable under options previously granted and currently outstanding, with exercise prices ranging from $1.59 to $34.10. In 2014, the Company awarded options to two officers and two board members, covering up to 400,000 shares, in which vesting is subject to achievement of certain performance milestone conditions. In 2012, the Company awarded options to two officers, a portion of which is subject to certain performance conditions and market conditions. Options granted under the plans generally vest over periods varying from immediately to one to three years, are not transferable and generally expire ten years from the date of grant. As of June 30, 2014, 1,618,376 shares remained available for grant under the Company’s 2011 Long-Term Incentive Plan.

The Company records compensation expense associated with stock options and other equity-based compensation in accordance with provisions of authoritative guidance. Compensation costs are recognized over the requisite service period, which is generally the option vesting term of up to three years. Awards with performance conditions will be expensed if it is probable that the performance condition will be achieved. As of June 30, 2014, no expense has been recorded for share awards with performance conditions.

The Company’s net loss for the six months ended June 30, 2014 and 2013 includes non-cash compensation expense of $864,262 and $1,164,578, respectively, related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	SIX MONTH PERIOD ENDED JUNE 30,

	2014	2013
Research and development	$275,492	$465,353
General and administrative	588,770	699,225
Share-based compensation expense	$864,262	$1,164,578
Net share-based compensation expense, per common share:
Basic and diluted	$0.03	$0.05

The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of stock options granted to employees. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award.

Following are the weighted-average assumptions used in valuing the stock options granted during the six-month periods ended June 30, 2014 and 2013:

	SIX MONTH PERIOD ENDED JUNE 30,

	2014	2013
Expected volatility	102.72%	105.37%
Risk-free interest rate	1.78%	1.01%
Expected term of option	5.63 years	5.76 years
Forfeiture rate*	3.00%	5.00%
Expected dividend yield	0.00%	0.00%

* - Authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the six- month periods ended June 30, 2014 and 2013, forfeitures were estimated at 3% and 5%, respectively.

The weighted average fair value of stock options granted during the six-month periods ended June 30, 2014 and 2013 was $1.44 and $1.43, respectively.

A summary of the Company’s stock option plans and of changes in options outstanding under the plans for the six months ended June 30, 2014 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	3,586,394	$2.69
Granted	1,040,000	$1.83
Exercised	-	$-
Expired	67,476	$8.67
Forfeited	3,542	$1.94
Outstanding at June 30, 2014	4,555,376	$2.40
Vested and expected to vest at June 30, 2014	4,497,881	$2.41
Exercisable at June 30, 2014	2,638,878	$2.82

Cash received from option exercises under all share-based payment arrangements for the three and six months ended June 30, 2013 was $0 and $7,190, respectively. There were no option exercises during the three or six months ended June 30, 2014.

5.	Income Taxes

At December 31, 2013, the Company had a $3.0 million unrecognized tax benefit. The Company recorded a full valuation allowance on the net deferred tax asset recognized in the consolidated financial statements as of December 31, 2013.

During the six months ended June 30, 2014, there were no material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2014; no changes in settled tax years have occurred through June 30, 2014. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We are a clinical-stage pharmaceutical company employing a drug development strategy that leverages resources in both North America and in China to develop therapeutics for the treatment of cancer and other diseases. We are currently conducting activities in both China and North America in order to accelerate delivery of clinical data and to reduce costs of clinical trials. Our lead drug candidate is ENMD-2076, a selective Aurora A and angiogenic kinase inhibitor for the treatment of cancer, which we will continue to develop under FDA regulations. In parallel, we will include ENMD-2076 in clinical sites in China as an import drug as well as develop ENMD-2076 in China locally under the China Food and Drug Administration (CFDA). Our market focus includes developed countries, and also in particular, China, which has a pharmaceutical products market that we believe will continue to grow rapidly. Through partnerships, collaborations, and strategic acquisitions, we intend to add additional drug candidates to our pipeline for development using our US and China strategy. We intend to employ a market-oriented approach to identify pharmaceutical candidates that we believe have the potential for gaining widespread market acceptance, either globally or in China, and for which development can be accelerated under our US and China drug development strategy.

ENMD-2076 is an orally-active, Aurora A/angiogenic kinase inhibitor with a unique kinase selectivity profile and multiple mechanisms of action. ENMD-2076 exerts its effects through multiple mechanisms of action, including anti-proliferative activity and the inhibition of angiogenesis. ENMD-2076 has been shown to inhibit a distinct profile of angiogenic tyrosine kinase targets in addition to the Aurora A kinase. Aurora kinases are key regulators of mitosis (cell division), and are often over-expressed in human cancers. ENMD-2076 also targets the VEGFR, Flt-3, and FGFR3 kinases which have been shown to play important roles in the pathology of several cancers. ENMD-2076 has demonstrated significant, dose-dependent preclinical activity as a single agent, including tumor regression, in multiple xenograft models (e.g. breast, colon, leukemia), as well as activity towards ex vivo-treated human leukemia patient cells. ENMD-2076 also has shown activity in Phase 1 clinical trials in solid tumor cancers including ovarian, breast, liver, renal and sarcoma, as well as in leukemia and multiple myeloma. CASI is completing a Phase 2 trial of ENMD-2076 in ovarian cancer. In addition, CASI is currently conducting a dual-institutional Phase 2 study of ENMD-2076 in triple-negative breast cancer, a Phase 2 study in advanced/metastatic soft tissue sarcoma, and a Phase 2 study in advanced ovarian clear cell carcinoma.

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

In December 2012, to advance our global development strategy, we filed a new drug clinical trial application with the CFDA to conduct global clinical trials in TNBC patients using our proprietary drug candidate, ENMD-2076. In July 2014, the CFDA approved the Company’s application to conduct a Phase 2 clinical trial in TNBC patients in China for ENMD-2076. We are working closely with our principal investigator and preparing for the initiation of the Phase 2 clinical trial in Beijing. The clinical trial in China will supplement our ongoing Phase 2 TNBC trial currently underway at the University of Colorado and Indiana University.

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

In July 2013, we initiated a crossover bioavailability and food effect study of ENMD-2076. The study was to be a single-blind, randomized, single-dose, crossover study with a food effect arm to investigate the safety and relative bioavailability of two dosage forms of ENMD-2076 administered as escalating doses in two cohorts of healthy subjects. The study was expected to enroll approximately 29 healthy adult volunteers and be conducted in Tempe, Arizona by a clinical research organization. The pharmacokinetic data from the first cohort (compared the two dosage forms in fasted state), demonstrated ENMD-2076’s relative bioavailability, and CASI took the position that continuing the study would be unnecessary. The data was submitted for review by the FDA, and the FDA gave CASI permission to stop the study after the first cohort. Cohort 1 involved 14 healthy volunteers that were dosed with the two dosage forms. The final clinical study report was completed in May 2014.

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

In July 2014, ENMD-2076 received orphan drug designation from the FDA for the treatment of hepatocellular carcinoma (HCC). We are finalizing our next steps for ENMD-2076 in HCC and/or in fibrolamellar carcinoma, a subset of HCC and for which there is no treatment available. ENMD-2076 has previously received orphan drug designation from the FDA for the treatment of ovarian cancer, multiple myeloma and acute myeloid leukemia.

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

Since inception, we have incurred significant losses from operations and have incurred an accumulated deficit of $402.1 million.  We expect to continue to incur operating losses for the foreseeable future due to, among other factors, our continuing clinical activities. We expect our current available cash and cash equivalents to meet our cash requirements for at least the next twelve months. We will continue to exercise tight controls over operating expenditures. In developing drug candidates, we intend to use and leverage resources available to us in both the United States and China. We intend to pursue additional financing opportunities as well as opportunities to raise capital through forms of non- or less- dilutive arrangements, such as partnerships and collaborations with organizations that have capabilities and/or products that are complementary to our capabilities and products in order to continue the development of our product candidate that we intend to pursue to commercialization. However, there can be no assurance that adequate additional financing under such arrangements will be available to us on terms that we deem acceptable, if at all.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Our critical accounting policies, including the items in our financial statements requiring significant estimates and judgments, are as follows:

-	Research and Development - Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Research and development costs are expensed as incurred.

-	Expenses for Clinical Trials – Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the data. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes the enrollment process. Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and when a patient drops out of a trial. Costs that are based on clinical data collection and management are recognized in the reporting period in which services are provided. In the event of early termination of a clinical trial, we accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

-	Stock-Based Compensation – All share-based payment transactions are recognized in the financial statements at their fair values. Compensation expense associated with service, performance, market condition based stock options and other equity-based compensation is recorded in accordance with provisions of authoritative guidance. The fair value of awards whose fair values are calculated using the Black-Scholes option pricing model is generally being amortized on a straight-line basis over the requisite service period and is recognized based on the proportionate amount of the requisite service period that has been rendered during each reporting period. The fair value of awards with market conditions, which are valued using a binomial model, is being amortized based upon the estimated derived service period. Share based awards granted to employees with a performance condition are measured based on the probable outcome of that performance condition during the requisite service period. Such an award with a performance condition will be expensed if it is probable that a performance condition will be achieved. As of June 30, 2014, no expense has been recorded for share awards with performance conditions. Using the straight-line expense attribution method over the requisite service period, which is generally the option vesting term ranging from immediately to one to three years, share-based compensation expense recognized in the six months ended June 30, 2014 and 2013 totaled approximately $864,000 and $1,165,000, respectively.

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

RESULTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2014 and June 30, 2013.

Revenues. There were no revenues recorded during the three and six months ended June 30, 2014 or June 30, 2013. We become entitled to share in the royalty payments received by Royalty Pharma Finance Trust on annual Thalomid® sales when Royalty Pharma Finance Trust receives more than $15,375,000 in royalties, pursuant to a 2001 agreement with Royalty Pharma. Thalomid® is distributed and sold by Celgene Corporation and/or its affiliates, and thus, we have no control over sales of Thalomid® or the amount, if any, of royalty payments we will receive. Based on the previous year and the recent trend, we expect annual sales of Thalomid® in 2014 to remain at a level below the threshold amount to trigger a royalty payment to the Company. As a result we do not expect to earn any royalty revenue in 2014 or in any subsequent year.

Research and Development Expenses. Our research and development expenses for the three and six months ended June 30, 2014 totaled approximately $724,000 and $1,284,000, respectively. Research and development expenses for the corresponding 2013 periods were $837,000 and $1,343,000, respectively. Included in our R&D expenses totaling $724,000 for the three-month period ended June 30, 2014 are direct project costs of $338,000 for ENMD-2076, $103,000 for our new formulation development initiative that we began in late 2013 in China, and $300 for 2ME2. The 2013 research and development expenses for the comparable period included $320,000 for ENMD-2076 and $14,000 for 2ME2. Research and development expenses totaling $1,284,000 for the six-month period ended June 30, 2014 include direct project costs of $599,000 related to ENMD-2076, $193,000 for our new formulation development initiative, and $2,000 related to 2ME2. The 2013 research and development expenses for the comparable period included $652,000 for ENMD-2076 and $35,000 for 2ME2. The overall decrease in research and development costs in the three-month and six-month periods ended June 30, 2014, as compared to same periods in 2013, reflects a decrease in non-cash stock-based compensation expense, offset by increased costs associated with our research and development operations in China during 2014.

At June 30, 2014, accumulated direct project expenses for 2ME2 were $58,089,000; and, since acquired, accumulated direct project expenses for ENMD-2076 totaled $24,039,000, and for our new formulation development projects, accumulated project expenses totaled $262,000. Our research and development expenses also include non-cash stock-based compensation totaling $275,000 for the six months ended June 30, 2014 and $465,000 for the corresponding 2013 period. The balance of our research and development expenditures includes facility costs and other departmental overhead, and expenditures related to the non-clinical support of our programs.

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

Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Overall research and development expenses decreased to $724,000 during the three months ended June 30, 2014 from $837,000 for the corresponding period in 2013. Research and development expenses decreased to $1,284,000 during the six months ended June 30, 2014 from $1,343,000 for the corresponding period in 2013. The fluctuations in research and development expenditures during the three and six months ended June 30, 2014 were specifically impacted by the following:

-	Outside Services – In the three-month period ended June 30, 2014, we expended $25,000 on outside service activities versus $14,000 in the same 2013 period. The increase in 2014 as compared to 2013 for the three month period reflects costs associated with regulatory consulting services in the U.S. during 2014 period. For the six-month period ended June 30, 2014 outside services are $32,000 compared to $33,000 for the same 2013 period.

-	Clinical Trial Costs – Clinical trial costs, which include clinical site fees, monitoring costs and data management costs, decreased to $30,000 in the three months ended June 30, 2014 from $110,000 in the three-month period ended June 30, 2013. Clinical trial costs for the six-month period ended June 30, 2014 decreased to $84,000 from $204,000 for the comparable 2013 period. This decrease relates to higher costs associated with Phase 2 clinical trials patient enrollment, monitoring and data management costs during the 2013 period.

-	Contract Manufacturing Costs – The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, product release costs and storage fees. Contract manufacturing costs for the three months ended June 30, 2014 increased to $157,000 from $54,000 during the same period in 2013. For the six-month period ended June 30, 2014, manufacturing costs increased to $178,000 from $124,000 for the comparable 2013 period. The increase primarily reflects manufacturing costs incurred during the second quarter of 2014 in the U.S. related to the production of new formulated capsules of ENMD-2076.

-	Personnel Costs – Personnel costs decreased to $381,000 in the three-month period ended June 30, 2014 from $551,000 in the corresponding 2013 period. This variance is attributed to a decrease in non-cash stock-based compensation expense totaling $221,000 during the 2014 period, offset by increased salary and benefit costs associated with new employees in China during the 2014 period. For the six-month period, personnel costs decreased in 2014 to $672,000 from $756,000 for the corresponding 2013 period. This variance is attributed to a decrease in non-cash stock-based compensation expense totaling $190,000 during the 2014 period, offset by increased salary and benefit costs associated with new employees in China during the 2014 period.

-	Also reflected in our 2014 research and development expenses for the three-month period ended June 30, 2014 are patent costs of $10,000 and facility and related expenses of $54,000. In the corresponding 2013 period, these expenses totaled $24,000 and $22,000, respectively. For the six-month period ended June 30, 2014, patent costs were $21,000 and facility and related expenses were $98,000. In the corresponding 2013 period, these expenses totaled $44,000 and $45,000, respectively. The decrease in patent costs during the 2014 period reflects higher costs in 2013 associated with the execution of our intellectual property strategy, including maintaining our patent portfolio and expanding our patent protection internationally. The increase in expenses in facilities and related expenses in 2014 resulted from leased laboratory space in China.

General and Administrative Expenses. General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.

General and administrative expenses decreased to $892,000 in the three-month period ended June 30, 2014 from $1,016,000 in the corresponding 2013 period. The decrease in the second quarter of 2014 is primarily related to a decrease in stock-based compensation expense of $233,000, compared to the 2013 period, offset by an increase in outside professional fees associated with business development, investor relations and corporate name change activities during the 2014 period. For the six-month period, general and administrative expenses increased in 2014 to $1,783,000 from $1,646,000 for the corresponding 2013 period. The increase in the 2014 period is primarily related to higher costs for outside professional fees associated with business development, investor relations and corporate name change activities during 2014, offset by a decrease in stock-based compensation expense of $110,000 compared to the 2013 period due to a decrease in stock option awards during the period.

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

At June 30, 2014, we had cash of $13,079,745 with working capital of $12,473,013.

INFLATION AND INTEREST RATE CHANGES

Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of June 30, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of June 30, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, except as otherwise disclosed herein, are material.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of CASI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and the information under “Special Note Regarding Forward-Looking Statements” included in this report. There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Unaudited Consolidated Statements of Operations for the Three and Six months ended June 30, 2014 and 2013, (iii) Unaudited Consolidated Statements of Cash Flows for the Six months ended June 30, 2014 and 2013 and (iv) Notes to Unaudited Consolidated Financial Statements.*

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

CASI PHARMACEUTICALS, INC.
(Registrant)

Date: August 14, 2014	/s/ Ken K. Ren
Ken K. Ren
Chief Executive Officer

Date: August 14, 2014	/s/ Sara B. Capitelli
Sara B. Capitelli
Principal Accounting Officer

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Unaudited Consolidated Statements of Operations for the Three and Six months ended June 30, 2014 and 2013, (iii) Unaudited Consolidated Statements of Cash Flows for the Six months ended June 30, 2014 and 2013 and (iv) Notes to Unaudited Consolidated Financial Statements.*

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

