Form 10-Q
period 2014-09-30
CASI Pharmaceuticals, Inc.
filed 2014-11-14
CIK 895051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at November 7, 2014
Common Stock $.01 Par Value	32,445,811

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

Actual results could differ materially from those currently anticipated due to a number of factors, including: the risk that we may be unable to continue as a going concern as a result of our inability to raise sufficient capital for our operational needs; the possibility that we may be delisted from trading on the Nasdaq Capital Market; the volatility in the market price of our common stock; the difficulty of executing our business strategy in China; our inability to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates or future candidates; risks relating to the need for additional capital and the uncertainty of securing additional funding on favorable terms; risks associated with our product candidates; risks associated with any early-stage products under development; the risk that results in preclinical models are not necessarily indicative of clinical results; uncertainties relating to preclinical and clinical trials, including delays to the commencement of such trials; the lack of success in the clinical development of any of our products; dependence on third parties; risks relating to the commercialization, if any, of our proposed products (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks); risks relating to interests of our largest stockholders that differ from our other stockholders; and the risk of substantial dilution of existing stockholders in future stock issuances. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. Additional information about the factors and risks that could affect our business, financial condition and results of operations, are contained in our filings with the U.S. Securities and Exchange Commission (“SEC”), which are available at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CASI Pharmaceuticals, Inc.

Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
ASSETS	(Unaudited)	(Note 2)
Current assets:
Cash and cash equivalents	$11,817,324	$15,131,671
Prepaid expenses and other	336,382	279,773
Total current assets	12,153,706	15,411,444

Property and equipment, net	230,564	78,142
Other assets	26,011	17,965
Total assets	$12,410,281	$15,507,551

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$600,239	$402,456
Accrued liabilities	163,922	162,710
Total current liabilities	764,161	565,166

Note payable, net of discount	1,367,365	-
Contingent rights derivative liability	9,441,080	-
Total liabilities	11,572,606	565,166

Commitments and contingencies:	-	-
Stockholders' equity
Convertible preferred stock, $1.00 par value;
5,000,000 shares authorized and 0 shares issued and
outstanding at September 30, 2014 and December 31, 2013	-	-
Common stock, $.01 par value:
170,000,000 shares authorized at September 30, 2014 and December 31, 2013; 32,525,356 shares and 27,119,974 shares issued at September 30, 2014
and December 31, 2013, respectively	325,251	271,198
Additional paid-in capital	432,221,907	421,775,039
Treasury stock, at cost: 79,545 shares held at September 30, 2014 and
December 31, 2013	(8,034,244)	(8,034,244)
Accumulated deficit	(423,675,239)	(399,069,608)
Total stockholders' equity	837,675	14,942,385
Total liabilities and stockholders' equity	$12,410,281	$15,507,551

See accompanying notes.

CASI Pharmaceuticals, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues:
Royalties	$-	$-	$-	$-

Costs and expenses:
Research and development	697,001	779,953	1,981,468	2,079,341
General and administrative	1,150,164	662,621	2,933,456	2,351,793
Acquired in-process research and development	19,681,711	-	19,681,711	-
	21,528,876	1,442,574	24,596,635	4,431,134

Interest (income) expense, net	2,927	(408)	2,415	(1,241)
Change in fair value of contingent rights	6,581	-	6,581	-

Net loss	$(21,538,384)	$(1,442,166)	$(24,605,631)	$(4,429,893)

Net loss per share (basic and diluted)	$(0.77)	$(0.05)	$(0.90)	$(0.17)
Weighted average number of common shares
outstanding (basic and diluted)	27,804,223	27,031,734	27,297,828	25,817,642

See accompanying notes.

CASI Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,605,631)	$(4,429,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,713	12,900
Stock-based compensation expense	1,852,310	1,554,422
Acquired in-process research and development	19,681,711	-
Change in fair value of contingent rights	6,581	-
Non-cash interest	3,272	-
Changes in operating assets and liabilities:
Accounts receivable	-	669,310
Prepaid expenses and other	(64,655)	(127,127)
Accounts payable	197,783	(152,601)
Payable to related party	-	(86,683)
Accrued liabilities	1,212	(2,067)
Net cash used in operating activities	(2,894,704)	(2,561,739)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	(185,135)	(16,926)
Cash paid for acquired in-process research and development	(234,508)	-
Net cash used in investing activities	(419,643)	(16,926)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance costs	-	(448,402)
Net proceeds from sale of common stock or exercise of options and warrants	-	10,849,524
Net cash provided by financing activities	-	10,401,122

Net (decrease) increase in cash and cash equivalents	(3,314,347)	7,822,457
Cash and cash equivalents at beginning of period	15,131,671	8,049,237
Cash and cash equivalents at end of period	$11,817,324	$15,871,694

Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
Warrant issued to placement agent	$-	$115,150

Common stock issued in connection with acquired in-process research and development	$8,648,611	$-

Promissory note, net of discount, issued in connection with acquired in-process research and development	$1,364,093	$-

Contingent rights issued in connection with acquired in-process research and development	$9,434,499	$-

See accompanying notes.

CASI PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (unaudited)

1.	Company Name Change

On June 12, 2014, the stockholders of EntreMed, Inc. approved changing the Company’s name from EntreMed, Inc. to CASI Pharmaceuticals, Inc., which became effective on June 16, 2014.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by U. S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying December 31, 2013 financial information was derived from the Company’s audited financial statements in the Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in its Form 10-K for the year ended December 31, 2013.

Liquidity Risks and Management’s Plans

Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $423.7 million.  The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical activities. On March 14, 2013 (the “2013 Financing”), the Company closed on the sale of 4,495,828 shares of common stock and 2,247,912 warrants to certain investors for approximately $10.8 million (see Note 6). As a result of this transaction, along with on-going cost containment measures, the Company believes that it has sufficient resources to fund its operations for at least the twelve months subsequent to September 30, 2014. The Company will continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements in China to support the Company’s dual-country approach to drug development.

Reclassifications

Certain prior period amounts were reclassified to conform to the current period presentation.

3.	License Arrangements and Acquisition of In-Process Research and Development

In September 2014, the Company acquired certain product rights and perpetual exclusive licenses from Spectrum Pharmaceuticals, Inc. and certain of its affiliates (together referred to as “Spectrum”), to develop and commercialize the following commercial oncology drugs and drug candidates in China, Taiwan, Hong Kong and Macau (the “Territories”):

•	Captisol-Enabled™ (propylene glycol-free) melphalan (“CE Melphalan”);
•	ZEVALIN® (ibritumomab tiuxetan) (“Zevalin”); and
•	MARQIBO® (vinCRIStine sulfate LIPOSOME injection) (“Marqibo”).

CE Melphalan is currently in Phase III clinical trials in the U.S. (with an NDA submission planned by Spectrum for later in 2014), whereas Zevalin and Marqibo are currently marketed in the U.S. CASI is responsible for developing and commercializing these three drugs in the Territories, including the submission of import drug registration applications and conducting confirmatory clinical trials.

As consideration for the acquisition, the Company issued a total 5,405,382 shares of its common stock, a $1.5 million 0.5% secured promissory note due in March 2016, and certain contingent rights (“Contingent Rights”) to purchase additional shares of its common stock or Series A Preferred Stock. The Company accounted for the acquisition of the product rights and licenses as an “asset acquisition” and, accordingly, recorded the acquired product rights and licenses at their estimated fair values based on the fair value of the consideration exchanged (including transaction costs) of approximately $19.7 million. Because the products underlying the acquired product rights and licenses have not reached technological feasibility and have no alternative uses, they are considered “in-process research and development” costs; as such, the Company expensed the total purchase price at the acquisition date as acquired in-process research and development in the accompanying consolidated statements of operations.

The fair value of the common stock issued was based on the closing market price of the Company’s common stock on the acquisition date. The fair value of the promissory note was measured using Level 3 unobservable inputs including primarily the Company’s estimated incremental borrowing rate as provided by a commercial lending institution.

The Contingent Rights provide Spectrum with the option to acquire, at a strike price of par value, a variable number of additional shares of common stock (or other equity-linked securities) that allows Spectrum to maintain its fully-diluted ownership percentage for a certain time period and under certain terms and conditions. Based on the terms and conditions of the Contingent Rights, the Company has determined that the Contingent Rights are a derivative financial instrument that is not indexed to its common stock and therefore is required to be accounted for at fair value, initially and on a recurring basis. The fair value of the Contingent Rights was measured using Level 3 unobservable inputs, as determined by an independent valuation expert; the unobservable inputs include estimates of the Company’s future capital requirements, and the timing, probability, size and characteristics of those capital raises, among other inputs. The total estimated fair value of the Contingent Rights was $9,434,499 at the acquisition date and was $9,441,080 as of September 30, 2014; the change in fair value is reflected as change in fair value of contingent rights in the accompanying consolidated statements of operations.

4.	Note Payable

As part of the license arrangements with Spectrum (see Note 3), the Company issued to Spectrum a $1.5 million 0.5% secured promissory note due in March 2016. The promissory note was recorded initially at its fair value, giving rise to a discount of approximately $136,000; the promissory note is presented as note payable, net of discount in the accompanying consolidated balance sheets. For the three and nine months ended September 30, 2014, the Company recognized approximately $3,300 of non-cash interest expense related to the amortization of the debt discount, using the effective interest rate method.

5.	Fair Value Measurements

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. These tiers include:

•	Level 1, defined as observable inputs such as quoted prices in active markets for identical assets;
•	Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company performs a detailed analysis of its assets and liabilities that are measured at fair value. All assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

The inputs used in measuring the fair value of cash and cash equivalents are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of the Company’s funds. The fair value of short-term financial instruments (primarily accounts receivable, prepaid expenses, accounts payable, accrued expenses, and other current assets and liabilities) approximate their carrying values because of their short-term nature.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The Contingent Rights issued to Spectrum in connection with the license arrangements (see Note 3) are considered derivative liabilities and were recorded initially at their estimated fair value, and are marked to market each reporting period until settlement. The fair value of the Contingent Rights was measured using Level 3 unobservable inputs, as determined by an independent valuation expert; the unobservable inputs include estimates of the Company’s future capital requirements, and the timing, probability, size and characteristics of those capital raises, among other inputs. Generally, if the estimates of the size and probability of the Company’s future capital requirements increase, the fair value of the Contingent Rights will also increase.

The following table presents the Company’s financial liabilities accounted for at fair value on a recurring basis as of September 30, 2014 (none at December 31, 2013) by level within the fair value hierarchy:

	As of September 30, 2014
	Level 1	Level 2	Level 3	Total

Liabilities - Contingent Rights	$-	$-	$9,441,080	$9,441,080

The following table presents the changes in the Company’s financial liabilities accounted for at fair value on a recurring basis using Level 3 unobservable inputs:

December 31, 2013	$-

Issuance of Contingent Rights	9,434,499
Change in fair value of Contingent Rights	6,581

Balance at September 30, 2014	$9,441,080

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis:

The promissory note issued to Spectrum in connection with the license arrangements (see Note 4) was initially recorded at its fair value using Level 3 unobservable inputs including primarily the Company’s estimated incremental borrowing rate as provided by a commercial lending institution.

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The Company does not have any non-financial assets and liabilities that are measured at fair value on a recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis:

The Company measures its long-lived assets, including property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No such fair value impairment was recognized in the three and nine months ended September 30, 2014 and 2013.

6.	Stockholders’ Equity

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

The Company has adopted incentive and nonqualified stock option plans for executive, scientific and administrative personnel of the Company as well as outside directors and consultants. In June 2014, the Company’s shareholders approved an amendment to the 2011 Long-Term Incentive Plan, increasing the number of shares reserved for issuance from 4,230,000 to 5,730,000 shares of common stock to be available for grants and awards. As of September 30, 2014, there are 4,567,876 shares issuable under options previously granted and currently outstanding, with exercise prices ranging from $1.59 to $34.10. In 2014, the Company awarded options to two officers and two board members, covering up to 400,000 shares, in which vesting is subject to achievement of certain performance milestone conditions. In 2012, the Company awarded options to two officers, a portion of which is subject to certain performance conditions and market conditions. Options granted under the plans generally vest over periods varying from immediately to one to three years, are not transferable and generally expire ten years from the date of grant. As of September 30, 2014, 1,605,876 shares remained available for grant under the Company’s 2011 Long-Term Incentive Plan.

The Company records compensation expense associated with stock options and other equity-based compensation in accordance with provisions of authoritative guidance. Compensation costs are recognized over the requisite service period, which is generally the option vesting term of up to three years. Awards with performance conditions will be expensed if it is probable that the performance condition will be achieved. On September 17, 2014, the vesting of all of the performance condition options became probable as a result of the Spectrum transaction discussed in Note 3. Therefore, for the three months ended September 30, 2014, non-cash compensation expense of $686,600 has been recorded for share awards with performance conditions.

The Company’s net loss for the nine months ended September 30, 2014 and 2013 includes non-cash compensation expense of $1,852,310 and $1,554,422, respectively, related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	NINE MONTH PERIOD ENDED SEPTEMBER 30,

	2014	2013
Research and development	$572,842	$587,186
General and administrative	1,279,468	967,236
Share-based compensation expense	$1,852,310	$1,554,422
Net share-based compensation expense, per common share:
Basic and diluted	$0.07	$0.06

The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of stock options granted to employees. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award.

Following are the weighted-average assumptions used in valuing the stock options granted during the nine-month periods ended September 30, 2014 and 2013:

	NINE MONTH PERIOD ENDED SEPTEMBER 30,

	2014	2013
Expected volatility	102.41%	105.37%
Risk-free interest rate	1.78%	1.01%
Expected term of option	5.63 years	5.76 years
Forfeiture rate*	3.00%	5.00%
Expected dividend yield	0.00%	0.00%

* - Authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the nine- month periods ended September 30, 2014 and 2013, forfeitures were estimated at 3% and 5%, respectively.

The weighted average fair value of stock options granted during the nine-month periods ended September 30, 2014 and 2013 was $1.44 and $1.43, respectively.

A summary of the Company’s stock option plans and of changes in options outstanding under the plans for the nine months ended September 30, 2014 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	3,586,394	$2.69
Granted	1,090,000	$1.83
Exercised	-	$-
Expired	104,976	$6.21
Forfeited	3,542	$1.94
Outstanding at September 30, 2014	4,567,876	$2.40
Vested and expected to vest at September 30, 2014	4,528,970	$2.41
Exercisable at September 30, 2014	3,270,995	$2.64

Cash received from option exercises under all share-based payment arrangements for the three and nine months ended September 30, 2013 was $0 and $7,190, respectively. There were no option exercises during the three or nine months ended September 30, 2014.

8.	Income Taxes

At December 31, 2013, the Company had a $3.0 million unrecognized tax benefit. The Company recorded a full valuation allowance on the net deferred tax asset recognized in the consolidated financial statements as of December 31, 2013.

During the nine months ended September 30, 2014, there were no material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2014; no changes in settled tax years have occurred through September 30, 2014. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

9.	New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-15, Presentation of Financial Statements – Going Concern. The new standard requires management to evaluate on a regular basis whether any conditions or events have arisen that could raise substantial doubt about the entity’s ability to continue as a going concern. The guidance 1) provides a definition for the term “substantial doubt,” 2) requires an evaluation every reporting period, interim periods included, 3) provides principles for considering the mitigating effect of management’s plans to alleviate the substantial doubt, 4) requires certain disclosures if the substantial doubt is alleviated as a result of management’s plans, 5) requires an express statement, as well as other disclosures, if the substantial doubt is not alleviated, and 6) requires an assessment period of one year from the date the financial statements are issued.  The standard is effective for the Company’s reporting year beginning January 1, 2017 and early adoption is not permitted. The Company is currently evaluating the impact, if any, that this new accounting pronouncement will have on its financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers which provides guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. The standard is effective for the Company’s reporting year beginning January 1, 2017 and early adoption is not permitted. The Company is currently evaluating the impact, if any, that this new accounting pronouncement will have on its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We are a biopharmaceutical company dedicated to the acquisition, development and commercialization of innovative therapeutics addressing cancer and other unmet medical needs for the global market with a commercial focus on China. Our mission is to become an integrated biopharmaceutical company with significant market share in China, while establishing partnerships for global development and commercialization. Part of our strategy is to leverage our expertise and resources in North America and China to bring safer, more effective, and/or easier-to-use drugs to patients and to develop them more cost-effectively using our unique dual development approach.

We will continue to seek to expand our pipeline by (i) acquiring additional drug candidates through in-license and acquisitions, and (ii) exploring internal development of drug candidates focused on clinically proven targets. In September 2014, we acquired from Spectrum exclusive rights in China (including Taiwan, Hong Kong and Macau) to three in-licensed oncology products, including ZEVALIN® (ibritumomab tiuxetan) approved in the U.S. for advanced non-Hodgkin’s lymphoma, MARQIBO® (vinCRIStine sulfate LIPOSOME injection) approved in the U.S. for advanced adult Ph- acute lymphoblastic leukemia (ALL), as well as Captisol Enabled™ melphalan (CE melphalan), which will be the subject of a New Drug Application expected to be filed with U.S. Food and Drug Administration (FDA) by Spectrum in 2014. We have initiated the development and regulatory process to obtain marketing approval for these products in our territorial region.

ZEVALIN® injection for intravenous use is a CD20-directed radiotherapeutic antibody. It is indicated for the treatment of patients with relapsed or refractory, low-grade or follicular B-cell non-Hodgkin’s lymphoma (NHL). ZEVALIN® is also indicated for the treatment of patients with previously untreated follicular non-Hodgkin’s Lymphoma who achieve a partial or complete response to first-line chemotherapy. ZEVALIN® therapeutic regimen consists of two components: rituximab, and Yttrium-90 (Y-90) radiolabeled ZEVALIN® for therapy. ZEVALIN® builds on the combined effect of a targeted biologic monoclonal antibody augmented with the therapeutic effects of a beta-emitting radioisotope. Since ZEVALIN® is already approved in the U.S. and marketed by Spectrum, we expect that gaining approval from local regulatory authorities for commercialization in greater China will require a shorter timeframe compared to clinical-stage drugs.

Marqibo® is a novel, sphingomyelin/cholesterol liposome-encapsulated, formulation of vincristine sulfate, a microtubule inhibitor. Marqibo® is approved by the FDA for the treatment of adult patients with Philadelphia chromosome-negative (Ph-) acute lymphoblastic leukemia (ALL) in second or greater relapse or whose disease has progressed following two or more anti-leukemia therapies. Since MARQIBO® is already approved in the U.S. and marketed by Spectrum, we expect that gaining approval from local regulatory authorities for commercialization in greater China will require a shorter timeframe compared to clinical-stage drugs.

CE melphalan is a new intravenous formulation of melphalan being investigated by our licensor in the multiple myeloma transplant setting. The formulation avoids the use of propylene glycol, which is used as a co-solvent in the current formulation of melphalan and has been reported to cause renal and cardiac side-effects that limit the ability to deliver higher quantities of intended therapeutic compounds. The use of Captisol technology to reformulate melphalan is anticipated to allow for longer administration durations and slower infusion rates, potentially enabling clinicians to avoid reductions and safely achieve a higher dose intensity of pre-transplant chemotherapy. CE-Melphalan is expected to be the subject of a New Drug Application, which we expect will be filed by Spectrum in 2014. We intend to submit our import drug registration application for CE melphalan in greater China after its approval by the FDA in the U.S.

Our pipeline also includes our proprietary ENMD-2076. ENMD-2076 is an orally-active, Aurora A/angiogenic kinase inhibitor with a unique kinase selectivity profile and multiple mechanisms of action that has shown anti-angiogenic and anti-proliferative properties in multiple preclinical and clinical cancer studies. ENMD-2076 has been shown to inhibit a distinct profile of angiogenic tyrosine kinase targets in addition to the Aurora A kinase. Aurora kinases are key regulators of mitosis (cell division), and are often over-expressed in human cancers. ENMD-2076 also targets the VEGFR, Flt-3 and FGFR3 kinases, which have been shown to play important roles in the pathology of several cancers.

ENMD-2076 has shown promising activity in a completed Phase I clinical trial in various different solid tumor cancers including ovarian, breast, liver, renal and sarcoma, as well as in leukemia, and multiple myeloma, and has also completed a Phase II clinical trial in advanced ovarian cancer. We are currently conducting multiple Phase II studies of ENMD-2076 in triple-negative breast cancer (TNBC), advanced/metastatic soft tissue sarcoma (STS), and in advanced ovarian clear cell carcinomas (OCCC) in North America. CASI received the China Food and Drug Administration’s (CFDA) clinical trial application (CTA) approval to start a TNBC trial in China and currently is in the process of initiating the trial in multiple centers in China. The clinical trials in China will supplement our ongoing Phase II TNBC trial currently underway at the University of Colorado and Indiana University. In June 2013, we filed a new drug global clinical trial application with the CFDA to expand our Phase 2 clinical trial of ENMD-2076 in advanced/metastatic sarcoma. In November 2014, the Company received CFDA’s clinical trial application (CTA) approval to start an advanced/metastatic trial in China and currently is in the planning and discussion stage. The CFDA’s approval of our application allows us to conduct clinical trials in China and supplement our ongoing Phase 2 advanced/metastatic sarcoma trial currently underway at Princess Margaret Hospital.

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

In September 2014, CASI has also filed an investigational new drug application (IND) with the FDA to conduct a Phase II trial in advanced fibrolamellar carcinoma (FLC). We currently are in the planning and discussion stage.

ENMD-2076 has received orphan drug designation from the FDA for the treatment of ovarian cancer, multiple myeloma, acute myeloid leukemia and hepatocellular carcinoma (HCC).

Our pipeline also includes 2ME2 (2-methoxyestradial) currently under reformulation development for autoimmune disorders. 2ME2 is an orally active compound that has antiproliferative, antiangiogenic and anti-inflammatory properties. The inhibition of angiogenesis is an important approach to the treatment of both cancer and autoimmune diseases such as rheumatoid arthritis. 2ME2 has potential as a single agent in rheumatoid arthritis based on its antiangiogenic, anti-inflammatory, and anti-osteoclastic (bone resorption) properties. 2ME2 has also demonstrated positive preclinical results for multiple sclerosis.

We intend to advance clinical development of our drugs and drug candidates, and the implementation of our plans will include leveraging our resources in both the United States and China. In order to capitalize on the drug development and capital resources available in China, the Company is doing business in China through its wholly-owned Chinese subsidiary that will execute the China portion of the Company’s drug development strategy, including conducting clinical trials in China, pursuing local funding opportunities and strategic collaborations, and implementing the Company’s plan for development and commercialization in the Chinese market.

Since inception, we have incurred significant losses from operations and have incurred an accumulated deficit of $423.7 million.  We expect to continue to incur operating losses for the foreseeable future due to, among other factors, our continuing clinical activities. We expect our current available cash and cash equivalents to meet our cash requirements for at least the next twelve months. We will continue to exercise tight controls over operating expenditures. In developing drug candidates, we intend to use and leverage resources available to us in both the United States and China. We intend to pursue additional financing opportunities as well as opportunities to raise capital through forms of non- or less- dilutive arrangements, such as partnerships and collaborations with organizations that have capabilities and/or products that are complementary to our capabilities and products in order to continue the development of our product candidate that we intend to pursue to commercialization. However, there can be no assurance that adequate additional financing under such arrangements will be available to us on terms that we deem acceptable, if at all.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Our critical accounting policies, including the items in our financial statements requiring significant estimates and judgments, are as follows:

-	Research and Development - Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Research and development costs are expensed as incurred.

-	Expenses for Clinical Trials – Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the data. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes the enrollment process. Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and when a patient drops out of a trial. Costs that are based on clinical data collection and management are recognized in the reporting period in which services are provided. In the event of early termination of a clinical trial, we accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

-	Stock-Based Compensation – All share-based payment transactions are recognized in the financial statements at their fair values. Compensation expense associated with service, performance, market condition based stock options and other equity-based compensation is recorded in accordance with provisions of authoritative guidance. The fair value of awards whose fair values are calculated using the Black-Scholes option pricing model is generally being amortized on a straight-line basis over the requisite service period and is recognized based on the proportionate amount of the requisite service period that has been rendered during each reporting period. The fair value of awards with market conditions, which are valued using a binomial model, is being amortized based upon the estimated derived service period. Share based awards granted to employees with a performance condition are measured based on the probable outcome of that performance condition during the requisite service period. Such an award with a performance condition will be expensed if it is probable that a performance condition will be achieved. For the three months ended September 30, 2014, non-cash compensation expense of $686,600 has been recorded for share awards with performance conditions that became probable during the period. Using the straight-line expense attribution method over the requisite service period, which is generally the option vesting term ranging from immediately to one to three years, share-based compensation expense recognized in the nine months ended September 30, 2014 and 2013 totaled $1,852,310 and $1,554,422, respectively.

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

Any future changes to our share-based compensation strategy or programs would likely affect the amount of compensation expense recognized.

-	Fair Value Measurements – At each reporting period, we perform a detailed analysis of our assets and liabilities that are measured at fair value. All assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3 within the in accordance with the hierarchy established by U.S. GAAP. During the three months ended September 30, 2014, we measured the Contingent Rights and our promissory note issued to Spectrum at fair value at the date of issuance, and at September 30, 2014 we remeasured the Contingent Rights at fair value and will continue to do so at every balance sheet date until settlement. In measuring the fair value of both financial instruments we used Level 3 unobservable inputs, including such inputs as our estimated borrowing rate and our future capital requirements, and the timing, probability, size and characteristics of those capital raises, among other inputs.

RESULTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2014 and September 30, 2013.

Revenues. There were no revenues recorded during the three and nine months ended September 30, 2014 or September 30, 2013. We become entitled to share in the royalty payments received by Royalty Pharma Finance Trust on annual Thalomid® sales when Royalty Pharma Finance Trust receives more than $15,375,000 in royalties, pursuant to a 2001 agreement with Royalty Pharma. Thalomid® is distributed and sold by Celgene Corporation and/or its affiliates, and thus, we have no control over sales of Thalomid® or the amount, if any, of royalty payments we will receive. Based on the previous year and the recent trend, we expect annual sales of Thalomid® in 2014 to remain at a level below the threshold amount to trigger a royalty payment to the Company. As a result we do not expect to earn any royalty revenue in 2014 or in any subsequent year.

Research and Development Expenses. Our research and development expenses for the three and nine months ended September 30, 2014 totaled approximately $697,000 and $1,981,000, respectively. Research and development expenses for the corresponding 2013 periods were $780,000 and $2,079,000, respectively. Included in our R&D expenses totaling $697,000 for the three-month period ended September 30, 2014 are direct project costs of $199,000 for ENMD-2076, and $108,000 for our formulation development initiative that we began in late 2013 in China. The 2013 research and development expenses for the comparable period included $526,000 for ENMD-2076. Research and development expenses totaling $1,981,000 for the nine-month period ended September 30, 2014 include direct project costs of $798,000 related to ENMD-2076 and $301,000 for our new formulation development initiative. The 2013 research and development expenses for the comparable period included $1,157,000 for ENMD-2076. The overall decrease in research and development costs in the three-month and nine-month periods ended September 30, 2014, as compared to same periods in 2013, reflects higher clinical trial costs in 2013 due to our crossover bioavailability and food effect study of ENMD-2076 during the 2013 period, offset by increased costs associated with our research and development operations in China during 2014 and an increase in non-cash stock-based compensation expense.

At September 30, 2014, and, since acquired, accumulated direct project expenses for ENMD-2076 totaled $24,232,000, and for our new formulation development projects, accumulated project expenses totaled $366,000. Our research and development expenses also include non-cash stock-based compensation totaling $573,000 for the nine months ended September 30, 2014 and $587,000 for the corresponding 2013 period. The balance of our research and development expenditures includes facility costs and other departmental overhead, and expenditures related to the non-clinical support of our programs.

We expect the majority of our research and development expenses in 2014 to be devoted to the development of our ENMD-2076 program, advancement of our new formulation development projects in China, as well as the submission of import drug registration applications to regulatory authorities in China for the drugs in-licensed from Spectrum. We expect our expenses in for the remainder of 2014 to increase based on our clinical development plan. We will continue to conduct research on ENMD-2076 in order to comply with stipulations made by the FDA, as well as to increase understanding of the mechanism of action and toxicity parameters of ENMD-2076 and its metabolites.  Completion of clinical development may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

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

Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Overall research and development expenses decreased to $697,000 during the three months ended September 30, 2014 from $780,000 for the corresponding period in 2013. Research and development expenses decreased to $1,981,000 during the nine months ended September 30, 2014 from $2,079,000 for the corresponding period in 2013. The fluctuations in research and development expenditures during the three and nine months ended September 30, 2014 were specifically impacted by the following:

-	Outside Services – In the three-month period ended September 30, 2014, we expended $25,000 on outside service activities versus $6,000 in the same 2013 period. For the nine-month period ended September 30, 2014 outside services are $57,000 compared to $40,000 for the same 2013 period. The increase in 2014 as compared to 2013 for the three and nine month periods reflect costs associated with regulatory consulting services in the U.S. during 2014 periods.

-	Clinical Trial Costs – Clinical trial costs, which include clinical site fees, monitoring costs and data management costs, decreased to $45,000 in the three months ended September 30, 2014 from $353,000 in the three-month period ended September 30, 2013. Clinical trial costs for the nine-month period ended September 30, 2014 decreased to $129,000 from $557,000 for the comparable 2013 period. This decrease relates to costs associated with enrolling patients in Phase 2 clinical trials for TNBC during the 2013 period and costs associated with clinical research organization costs related to our crossover bioavailability and food effect study of ENMD-2076 during the 2013 period.

-	Contract Manufacturing Costs – The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, product release costs and storage fees. Contract manufacturing costs for the three months ended September 30, 2014 decreased to $24,000 from $34,000 during the same period in 2013 as a result of the timing of manufacturing costs incurred in China. For the nine-month period ended September 30, 2014, manufacturing costs increased to $202,000 from $158,000 for the comparable 2013 period. The increase primarily reflects manufacturing costs incurred during the second quarter of 2014 in the U.S. related to the production of new formulated capsules of ENMD-2076.

-	Personnel Costs – Personnel costs increased to $509,000 in the three-month period ended September 30, 2014 from $251,000 in the corresponding 2013 period. This variance is attributed to an increase in non-cash stock-based compensation expense totaling $176,000 during the 2014 period, and increased salary and benefit costs associated with new employees in China during the 2014 period. For the nine-month period, personnel costs increased in 2014 to $1,181,000 from $1,006,000 for the corresponding 2013 period. This variance is attributed to increased salary and benefit costs associated with new employees in China during the 2014 period.

-	Also reflected in our 2014 research and development expenses for the three-month period ended September 30, 2014 are outsourced consultant costs of $30,000 and facility and related expenses of $54,000. In the corresponding 2013 period, these expenses totaled $70,000 and $30,000, respectively. For the nine-month period ended September 30, 2014, outsourced consultant costs were $135,000 and facility and related expenses were $152,000. In the corresponding 2013 period, these expenses totaled $125,000 and $76,000, respectively. The variance in outsourced consultant costs reflect the timing of clinical trial management, including site visits, and regulatory activities. The increase in expenses in facilities and related expenses in 2014 resulted from leased laboratory space in China.

General and Administrative Expenses. General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services, patent costs and facilities.

General and administrative expenses increased to $1,150,000 in the three-month period ended September 30, 2014 from $663,000 in the corresponding 2013 period. The increase in the third quarter of 2014, compared to the 2013 period, is primarily related to an increase in stock-based compensation expense of $423,000 due mainly to the vesting of performance based options during the 2014 period, and an increase in outside professional fees associated with business development, investor relations and corporate name change activities during the 2014 period. For the nine-month period, general and administrative expenses increased in 2014 to $2,933,000 from $2,352,000 for the corresponding 2013 period. The increase in the 2014 period, compared to the 2013 period is primarily related to an increase in stock-based compensation expense of $312,000 associated with the vesting of performance based options, and higher costs for outside professional fees associated with business development, investor relations and corporate name change activities during 2014.

In-process R&D. In September 2014, we acquired certain product rights and perpetual exclusive licenses from Spectrum to develop and commercialize the three commercial oncology drugs and drug candidates in China, Taiwan, Hong Kong and Macau. As consideration for the acquisition, we issued a total 5,405,382 shares of our common stock, a $1.5 million 0.5% secured promissory note due in March 2016, and certain contingent rights (“Contingent Rights”) to purchase additional shares of its common stock. We accounted for the acquisition of the product rights and licenses as an “asset acquisition” and, accordingly, recorded the acquired product rights and licenses at their estimate fair values based on the fair value of the consideration exchanged (including transaction costs) of approximately $19.7 million. Because the products underlying the acquired product rights and licenses have not reached technological feasibility and have no alternative uses, they are considered “in-process research and development” costs; as such, we expensed the total purchase price at the acquisition date as acquired in-process R&D in the accompanying consolidated statements of operations.

Interest expense, net. Interest expense, net for nine-month period ended September 30, 2014 was $2,415. This includes $267 accrued interest on our note payable; non-cash interest of $3,272 representing the amortization of the debt discount; offset by interest income of $1,124. Interest income for the nine-months ended September 30, 2013 was $1,241. There was no interest expense for the nine-months ended September 30, 2013.

Change in fair value of contingent rights. The Contingent Rights issued to Spectrum in connection with the license arrangements are considered derivative liabilities and were recorded initially at their estimated fair value, and are marked to market each reporting period until settlement. The change in fair value of the Contingent Rights for the three and nine-months ended September 30, 2014 was $6,581.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses in 2014 and the foreseeable future before we commercialize any products. Based on our current plans, we expect our current available cash and cash equivalents to meet our cash requirements for at least the twelve months subsequent to September 30, 2014.

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

At September 30, 2014, we had cash of $11,817,324 with working capital of $11,389,545.

INFLATION AND INTEREST RATE CHANGES

Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of September 30, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of September 30, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, except as otherwise disclosed herein, are material.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the information under “Special Note Regarding Forward-Looking Statements” included in this report and the risk factors set forth below:

Risks Relating to our Financial Position and Need for Additional Capital

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

Losses have continued since December 31, 2013 and we have an accumulated deficit of $423.7 million as of September 30, 2014. We expect that our ongoing clinical and corporate activities will result in operating losses for the foreseeable future before we commercialize any products, if ever. In addition, to the extent we rely on others to develop and commercialize our products, our ability to achieve profitability will depend upon the success of these other parties. To support our research and development of certain product candidates, we may seek and rely on cooperative agreements from governmental and other organizations as a source of support. If a cooperative agreement were to be reduced to any substantial extent, it may impair our ability to continue our research and development efforts. Even if we do achieve profitability, we may be unable to sustain or increase it.

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

We May Engage in Strategic and Other Corporate Transactions, Which Could Negatively Affect Our Financial Condition and Prospects

We may consider strategic and other corporate transactions as opportunities present themselves. There are risks associated with such activities. These risks include, among others, incorrectly assessing the quality of a prospective strategic partner, encountering greater than anticipated costs in integration, being unable to profitably deploy assets acquired in the transaction, such as drug candidates, possible dilution to our stockholders, and the loss of key employees due to changes in management. Further, strategic transactions may place additional constraints on our resources by diverting the attention of our management from our business operations. To the extent we issue securities in connection with additional transactions, these transactions and related issuances may have a dilutive effect on earnings per share and our ownership. Our financial condition and prospects after an acquisition depend in part on our ability to successfully integrate the operations of the acquired business or technologies. We may be unable to integrate operations successfully or to achieve expected cost savings. Any cost savings which are realized may be offset by losses in revenues or other charges to earnings.

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

At September 30, 2014, we had cash of approximately $11,817,000. We currently have no commitments or arrangements for any new additional financing. We may continue to seek additional capital through public or private financing or collaborative agreements in 2014 and beyond. Our operations require significant amounts of cash. We may be required to seek additional capital for the future growth and development of our business. We can give no assurance as to the availability of such additional capital or, if available, whether it would be on terms acceptable to us. In addition, we may continue to seek capital through the public or private sale of securities, if market conditions are favorable for doing so. If we are successful in raising additional funds through the issuance of equity securities, stockholders will likely experience substantial dilution. If we are not successful in obtaining sufficient capital because we are unable to access the capital markets on favorable terms, it could reduce our research and development efforts, curtail significantly our development of ENMD-2076 and materially adversely affect our future growth, results of operations and financial results.

Risks Relating to Our Business

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

We May Not Be Able to Commercialize Our Drugs or Drug Candidates in China

We have exclusive licenses to develop and commercialize MARQIBO® (vinCRIStine sulfate LIPOSOME injection), Captisol-Enabled™ (propylene glycol-free) melphalan (CE melphalan) and ZEVALIN® (ibritumomab tiuxetan) in Greater China. Our success in commercializing these drugs may be inhibited by a number of factors, including:

•	our inability to obtain regulatory approvals;

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to or educate physicians on the benefits of our products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we decide to rely on third parties to sell, market and distribute our product candidates, we may not be successful in entering into arrangements with such third parties or may be unable to do so on terms that are favorable to us. In addition, our product revenues and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates, which would adversely affect our business and financial condition.

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

Risks Relating to Our Common Stock

The Market Price of Our Common Stock May Be Highly Volatile or May Decline Regardless of Our Operating Performance

Our common stock price has fluctuated from year-to-year and quarter-to-quarter and will likely continue to be volatile. During 2014, our stock price has ranged from $1.55 to $2.17. We expect that the trading price of our common stock is likely to be highly volatile in response to factors that are beyond our control. The valuations of many biotechnology companies without consistent product revenues and earnings are extraordinarily high based on conventional valuation standards, such as price to earnings and price to sales ratios. These trading prices and valuations may not be sustained. In the future, our operating results in a particular period may not meet the expectations of any securities analysts whose attention we may attract, or those of our investors, which may result in a decline in the market price of our common stock. Any negative change in the public’s perception of the prospects of biotechnology companies could depress our stock price regardless of our results of operations. These factors may materially and adversely affect the market price of our common stock.

IDG and Spectrum Are Our Largest Holders Of Common Stock And May Have Different Interests Than Our Other Stockholders

IDG-Accel China and its affiliated entities (collectively, “IDG”) hold approximately 16.80% of the outstanding shares of our common stock (excluding the shares issuable under the warrants held by IDG). Spectrum Pharmaceuticals, Inc., a Delaware corporation and its affiliate, Spectrum Pharmaceuticals Cayman, L.P., an Exempted Limited Partnership organized under the laws of the Cayman Islands (together “Spectrum”) hold approximately 16.66% of the outstanding shares of our common stock. IDG and Spectrum are each permitted to have one representative on the Board of Directors and may have interests that are different from the interests of our other stockholders. We cannot assure that IDG and Spectrum will not seek to influence our business in a manner that is contrary to our goals or strategies or the interests of our other stockholders. In addition, the significant concentration of ownership in our common stock may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with significant stockholders. IDG and Spectrum, if they acted together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. IDG and Spectrum together may be able to determine all matters requiring stockholder approval.

Subsequent Resales Of Shares Of Our Common Stock In The Public Market May Cause The Market Price Of Our Common Stock To Fall

The market value of our common stock could decline as a result of sales by investors from time to time, or perceptions that such sales may occur, of a substantial amount of the shares of common stock held by them.

Issuances of Additional Shares of Our Common Stock May Cause Substantial Dilution of Existing Stockholders

Spectrum has a contingent right to purchase shares of our common stock at par value ($0.01 per share) in order to maintain its post-investment equity ownership percentage as of September 17, 2014, which was 16.66%, if we issue securities (subject to a limited exception for certain equity compensation grants) in the future. This right expires upon the earliest of (1) the date on which we have raised, in the aggregate, $50 million in net proceeds through capital raising activities or (2) September 17, 2019 (subject to extension for certain outstanding derivative securities). The future exercise of this contingent purchase right will subject our existing stockholders to immediate dilution of their ownership interests. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in connection with future acquisitions, future sales of our securities for capital raising purposes, future strategic relationships, or for other business purposes. The future issuance of any additional shares of our common stock may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are then traded.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

4.1	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 19, 2014)
4.2	Secured Promissory Note, dated as of September 17, 2014, issued to Talon Therapeutics, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 19, 2014)
10.1

Investment Agreement, dated as of September 17, 2014, by and between the Company and Spectrum Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2014)

10.2

Investment Agreement, dated as of September 17, 2014, by and between the Company and Spectrum Pharmaceuticals Cayman, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 19, 2014)

10.3†	License Agreement, dated as of September 17, 2014, by and between the Company and Spectrum Pharmaceuticals, Inc. (filed herewith)
10.4†	License Agreement, dated as of September 17, 2014, by and between the Company and Spectrum Pharmaceuticals Cayman, L.P. (filed herewith)
10.5†	License Agreement, dated as of September 17, 2014, by and between the Company and Talon Therapeutics, Inc. (filed herewith)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Unaudited Consolidated Statements of Operations for the Three and Nine months ended September 30, 2014 and 2013, (iii) Unaudited Consolidated Statements of Cash Flows for the Nine months ended September 30, 2014 and 2013 and (iv) Notes to Unaudited Consolidated Financial Statements.*

* Filed Herewith

† Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment submitted to the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASI PHARMACEUTICALS, INC.
(Registrant)

Date: November 14, 2014	/s/ Ken K. Ren
Ken K. Ren
Chief Executive Officer

Date: November 14, 2014	/s/ Sara B. Capitelli
Sara B. Capitelli
Principal Accounting Officer

EXHIBIT INDEX

4.1	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 19, 2014)
4.2	Secured Promissory Note, dated as of September 17, 2014, issued to Talon Therapeutics, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 19, 2014)
10.1

Investment Agreement, dated as of September 17, 2014, by and between the Company and Spectrum Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2014)

10.2

Investment Agreement, dated as of September 17, 2014, by and between the Company and Spectrum Pharmaceuticals Cayman, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 19, 2014)

10.3†	License Agreement, dated as of September 17, 2014, by and between the Company and Spectrum Pharmaceuticals, Inc. (filed herewith)
10.4†	License Agreement, dated as of September 17, 2014, by and between the Company and Spectrum Pharmaceuticals Cayman, L.P. (filed herewith)
10.5†	License Agreement, dated as of September 17, 2014, by and between the Company and Talon Therapeutics, Inc. (filed herewith)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Unaudited Consolidated Statements of Operations for the Three and Nine months ended September 30, 2014 and 2013, (iii) Unaudited Consolidated Statements of Cash Flows for the Nine months ended September 30, 2014 and 2013 and (iv) Notes to Unaudited Consolidated Financial Statements.*

* Filed Herewith

† Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment submitted to the SEC.

