Form 10-Q/A
period 2014-09-30
CASI Pharmaceuticals, Inc.
filed 2015-01-21
CIK 895051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

CASI Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”)  to its Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the “Commission”) on November 14, 2014 for the quarterly period ended September 30, 2014 (the “Original Report”) solely to refile Exhibits 10.3, 10.4 and 10.5 (the “Exhibits”) to the Original Report with revised redactions in response to comments received from the Commission regarding a confidential treatment request submitted to the Commission with respect to the Exhibits.

This Amendment is an exhibit-only filing. No other changes have been made to the Original Report. This Amendment speaks as of the original filing date of the Original Report and does not reflect any events that occurred at a date subsequent to the filing of the Original Report or modify or update those disclosures therein in any way. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the Commission subsequent to the filing of the Original Report.

PART II - OTHER INFORMATION

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

10.3†	License Agreement, dated as of September 17, 2014, by and between the Company and Spectrum Pharmaceuticals, Inc. (filed herewith)
10.4†	License Agreement, dated as of September 17, 2014, by and between the Company and Spectrum Pharmaceuticals Cayman, L.P. (filed herewith)
10.5†	License Agreement, dated as of September 17, 2014, by and between the Company and Talon Therapeutics, Inc. (filed herewith)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Principal Accounting Officer
101*	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Unaudited Consolidated Statements of Operations for the Three and Nine months ended September 30, 2014 and 2013, (iii) Unaudited Consolidated Statements of Cash Flows for the Nine months ended September 30, 2014 and 2013 and (iv) Notes to Unaudited Consolidated Financial Statements.*

* Previously filed with the Company’s Quarterly Report on 10-Q for the quarter ended September 30, 2014 as filed on November 14, 2014.

†Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment submitted to the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASI PHARMACEUTICALS, INC.
(Registrant)

Date: January 21, 2015	/s/ Ken K. Ren
Ken K. Ren
Chief Executive Officer

Date: January 21, 2015	/s/ Sara B. Capitelli
Sara B. Capitelli
Principal Accounting Officer

EXHIBIT INDEX

4.1	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 19, 2014)
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

10.3†	License Agreement, dated as of September 17, 2014, by and between the Company and Spectrum Pharmaceuticals, Inc. (filed herewith)
10.4†	License Agreement, dated as of September 17, 2014, by and between the Company and Spectrum Pharmaceuticals Cayman, L.P. (filed herewith)
10.5†	License Agreement, dated as of September 17, 2014, by and between the Company and Talon Therapeutics, Inc. (filed herewith)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Principal Accounting Officer
101*	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Unaudited Consolidated Statements of Operations for the Three and Nine months ended September 30, 2014 and 2013, (iii) Unaudited Consolidated Statements of Cash Flows for the Nine months ended September 30, 2014 and 2013 and (iv) Notes to Unaudited Consolidated Financial Statements.*

* Previously filed with the Company’s Quarterly Report on 10-Q for the quarter ended September 30, 2014 as filed on November 14, 2014.

†Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment submitted to the SEC.