Form 10-Q
period 2015-06-30
CASI Pharmaceuticals, Inc.
filed 2015-08-14
CIK 895051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at August 7, 2015
Common Stock $.01 Par Value	32,445,811

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CASI Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
ASSETS	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$7,953,821	$10,669,919
Accounts receivable, net of allowance for doubtful accounts of
$0 at June 30, 2015 and $12,536 at December 31, 2014	23,994	23,727
Prepaid expenses and other	308,512	328,150
Total current assets	8,286,327	11,021,796

Property and equipment, net	245,281	261,781
Other assets	46,635	26,011
Total assets	$8,578,243	$11,309,588

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$969,035	$754,628
Accrued liabilities	181,718	164,420
Note payable, net of discount	1,435,315	-
Total current liabilities	2,586,068	919,048

Note payable, net of discount	-	1,390,015
Contingent rights derivative liability	9,441,079	9,422,735
Total liabilities	12,027,147	11,731,798

Commitments and contingencies

Stockholders' deficit:
Convertible preferred stock, $1.00 par value;
5,000,000 shares authorized and 0 shares issued and
outstanding at June 30, 2015 and December 31, 2014	-	-
Common stock, $.01 par value:
170,000,000 shares authorized; 32,525,356 shares issued	325,252	325,252
Additional paid-in capital	433,430,824	432,558,698
Treasury stock, at cost: 79,545 shares held	(8,034,244)	(8,034,244)
Accumulated deficit	(429,170,736)	(425,271,916)
Total stockholders' deficit	(3,448,904)	(422,210)
Total liabilities and stockholders' deficit	$8,578,243	$11,309,588

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues:
Product sales	$23,994	$-	$47,712	$-

Costs and expenses:
Cost of product sales	2,726	-	6,274	-
Research and development	1,223,274	724,493	2,088,311	1,284,467
General and administrative	857,623	891,917	1,785,114	1,783,292
	2,083,623	1,616,410	3,879,699	3,067,759

Interest expense (income), net	24,292	(129)	48,489	(513)
Change in fair value of contingent rights	11,546	-	18,344	-

Net loss	$(2,095,467)	$(1,616,281)	$(3,898,820)	$(3,067,246)

Net loss per share (basic and diluted)	$(0.06)	$(0.06)	$(0.12)	$(0.11)
Weighted average number of common shares
outstanding (basic and diluted)	32,445,811	27,040,429	32,445,811	27,040,429

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,898,820)	$(3,067,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,221	19,168
Stock-based compensation expense	872,126	864,262
Non-cash interest	45,300	-
Change in fair value of contingent rights	18,344	-
Changes in operating assets and liabilities:
Accounts receivable	(267)	-
Prepaid expenses and other	(986)	135,109
Accounts payable	214,407	171,057
Accrued liabilities	17,298	7,127
Net cash used in operating activities	(2,699,377)	(1,870,523)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	(16,721)	(181,403)
Net cash used in investing activities	(16,721)	(181,403)

Net decrease in cash and cash equivalents	(2,716,098)	(2,051,926)
Cash and cash equivalents at beginning of period	10,669,919	15,131,671
Cash and cash equivalents at end of period	$7,953,821	$13,079,745

See accompanying condensed notes.

CASI PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015 (unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such condensed consolidated financial statements do not include all of the information and disclosures required by U. S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying December 31, 2014 financial information was derived from the Company’s audited financial statements in the Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in its Form 10-K for the year ended December 31, 2014.

Liquidity Risks and Management’s Plans

Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $429.2 million.  The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical activities. The Company believes that it has sufficient resources to fund its operations for at least the twelve months subsequent to June 30, 2015. The Company will continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements in China to support the Company’s dual-country approach to drug development.

2.	License Arrangements and Acquisition of In-Process Research and Development

In September 2014, the Company acquired certain product rights and perpetual exclusive licenses from Spectrum Pharmaceuticals, Inc. and certain of its affiliates (together referred to as “Spectrum”), to develop and commercialize the following commercial oncology drugs and drug candidates in China, Taiwan, Hong Kong and Macau (the “Territories”):

•	ZEVALIN® (ibritumomab tiuxetan) (“Zevalin”);
•	MARQIBO® (vinCRIStine sulfate LIPOSOME injection) (“Marqibo”); and
•	Captisol-Enabled™ (propylene glycol-free) melphalan (“CE Melphalan”).

Zevalin and Marqibo are approved drugs currently marketed by Spectrum in the U.S. CE Melphalan met all its endpoints in its Phase II pivotal trial conducted by Spectrum and an NDA was filed which was subsequently accepted by the U.S. FDA in March 2015 and assigned a PDUFA action date of October 23, 2015. CASI is responsible for developing and commercializing these three drugs in the Territories, including the submission of import drug registration applications and conducting confirmatory clinical trials as needed.

As consideration for the acquisition, the Company issued a total 5,405,382 shares of its common stock, a $1.5 million 0.5% secured promissory note due in March 2016, and certain contingent rights (“Contingent Rights”) to purchase additional shares of its common stock, which Contingent Rights expire upon the occurrence of certain events. The Company accounted for the acquisition of the product rights and licenses as an asset acquisition and, accordingly, recorded the acquired product rights and licenses at their estimated fair values based on the fair value of the consideration exchanged (including transaction costs) of approximately $19.7 million. Because the products underlying the acquired product rights and licenses have not reached technological feasibility and have no alternative uses, they are considered “in-process research and development” costs; as such, the Company expensed the total purchase price at the acquisition date as acquired in-process research and development in the consolidated statement of operations for the year ended December 31, 2014.

The fair value of the common stock issued was based on the closing market price of the Company’s common stock on the acquisition date. The fair value of the promissory note was measured using Level 3 unobservable inputs including primarily the Company’s estimated incremental borrowing rate as provided by a commercial lending institution.

The Contingent Rights provide Spectrum with the option to acquire, at a strike price of par value, a variable number of additional shares of common stock that allows Spectrum to maintain its fully-diluted ownership percentage for a certain time period and under certain terms and conditions. These Contingent Rights will expire on the earlier of raising an aggregate of $50 million or September 17, 2019 (subject to possible extension only for certain outstanding derivative securities). Based on the terms and conditions of the Contingent Rights, the Company has determined that the Contingent Rights are a derivative financial instrument that is not indexed to its common stock and therefore is required to be accounted for at fair value, initially and on a recurring basis. The fair value of the Contingent Rights was measured using Level 3 unobservable inputs; the unobservable inputs include estimates of the Company’s future capital requirements, and the timing, probability, size and characteristics of those capital raises, among other inputs. The total estimated fair value of the Contingent Rights was $9,434,499 at the acquisition date and was $9,441,079 and $9,422,735 as of June 30, 2015 and December 31, 2014, respectively; the change in fair value is reflected as change in fair value of contingent rights in the accompanying condensed consolidated statements of operations.

3.	Note Payable

As part of the license arrangements with Spectrum (see Note 2), the Company issued to Spectrum a $1.5 million 0.5% secured promissory note due in March 2016. The promissory note was recorded initially at its fair value, giving rise to a discount of approximately $136,000; the promissory note is presented as note payable, net of discount in the accompanying condensed consolidated balance sheets. For the six months ended June 30, 2015, the Company recognized $45,300 of non-cash interest expense related to the amortization of the debt discount, using the effective interest rate method.

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

The following table presents the Company’s financial liabilities accounted for at fair value on a recurring basis as of June 30, 2015 by level within the fair value hierarchy:

	As of June 30, 2015
	Level 1	Level 2	Level 3	Total

Liabilities - Contingent Rights	$-	$-	$9,441,079	$9,441,079

The following table presents the changes in the Company’s financial liabilities accounted for at fair value on a recurring basis using Level 3 unobservable inputs:

December 31, 2014	$9,422,735
Change in fair value of Contingent Rights	18,344
Balance at June 30, 2015	$9,441,079

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

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis:

The Company measures its long-lived assets, including property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. If a triggering event has occurred, the assets are re-measured when the estimated fair value of the corresponding asset group is less than the carrying value. The fair value measurements, in such instances, are based on significant unobservable inputs (Level 3). No such fair value impairment was recognized in the six months ended June 30, 2015 and 2014.

5.	Share-Based Compensation

The Company has adopted incentive and nonqualified stock option plans for executive, scientific and administrative personnel of the Company as well as outside directors and consultants. In June 2015, the Company’s shareholders approved an amendment to the 2011 Long-Term Incentive Plan, increasing the number of shares reserved for issuance from 5,730,000 to 8,230,000 shares of common stock to be available for grants and awards. As of June 30, 2015, there are 7,230,558 shares issuable under options previously granted and currently outstanding, with exercise prices ranging from $1.41 to $34.10. In 2015, the Company awarded options to certain board members, officers and an employee, covering up to 1,545,000 shares, in which vesting is subject to achievement of certain performance milestones. Options granted under the plans generally vest over periods varying from immediately to one to three years, are not transferable and generally expire ten years from the date of grant. As of June 30, 2015, 1,442,876 shares remained available for grant under the Company’s 2011 Long-Term Incentive Plan.

The Company records compensation expense associated with stock options and other equity-based compensation in accordance with provisions of authoritative guidance. Compensation costs are recognized over the requisite service period, which is generally the option vesting term of up to three years. Awards with performance conditions will be expensed if it is probable that the performance condition will be achieved. As of June 30, 2015, no expense has been recorded for share awards with performance conditions.

The Company’s net loss for the six months ended June 30, 2015 and 2014 includes non-cash compensation expense of $872,126 and $864,262, respectively, related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	SIX MONTH PERIOD ENDED JUNE 30,

	2015	2014
Research and development	$421,908	$275,492
General and administrative	450,218	588,770
Share-based compensation expense	$872,126	$864,262
Net share-based compensation expense, per common share:
Basic and diluted	$0.03	$0.03

The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of service based and performance based stock options granted to employees. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award.

Following are the weighted-average assumptions used in valuing the stock options granted during the six-month periods ended June 30, 2015 and 2014:

	SIX MONTH PERIOD ENDED JUNE 30,

	2015	2014
Expected volatility	85.28%	102.72%
Risk-free interest rate	1.58%	1.78%
Expected term of option	5.67 years	5.63 years
Forfeiture rate*	3.00%	3.00%
Expected dividend yield	0.00%	0.00%

* - Authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the six-month period ended June 30, 2015, forfeitures were estimated at 3%.

The weighted average fair value of stock options granted during the six-month period ended June 30, 2015 was $1.02.

A summary of the Company’s stock option plans and of changes in options outstanding under the plans for the six months ended June 30, 2015 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2015	4,557,682	$2.40
Granted	2,675,000	$1.43
Exercised	-	$-
Expired	(2,124)	$1.71
Forfeited	-	$-
Outstanding at June 30, 2015	7,230,558	$2.04
Vested and expected to vest at June 30, 2015	7,138,741	$2.05
Exercisable at June 30, 2015	4,170,004	$2.44

There were no option exercises during the three or six months ended June 30, 2015 or 2014.

6.	Income Taxes

At December 31, 2014, the Company had a $3.0 million unrecognized tax benefit. The Company recorded a full valuation allowance on the net deferred tax asset recognized in the consolidated financial statements as of December 31, 2014.

During the six months ended June 30, 2015, there were no material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2015; no changes in settled tax years have occurred through June 30, 2015. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

7.	Related Party Transactions

In May 2015, the Company entered into an agreement with Crown Biosciences, Inc. (“Crown Bio”) to perform FL-HCC efficacy testing of ENMD-2076. The CEO of Crown Bio is also a board member of CASI. The total value of the agreement is $24,750, of which $12,375 was paid as of June 30, 2015. The research and development expense recognized for the services provided for the three and six months ended June 30, 2015 was $8,250.

8.	New Accounting Pronouncements

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. In July 2015, the FASB delayed the effective date of this standard by one year. The new standard will be effective for the Company’s reporting year beginning on January 1, 2018, and early adoption of the standard as of January 1, 2017 is permitted. The Company is currently evaluating the impact, if any, that this new accounting pronouncement will have on its financial statements.

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

In September 2014, we acquired from Spectrum exclusive rights in greater China (including Taiwan, Hong Kong and Macau) to three in-licensed oncology products, including ZEVALIN® (ibritumomab tiuxetan) approved in the U.S. for advanced non-Hodgkin’s lymphoma, MARQIBO® (vinCRIStine sulfate LIPOSOME injection) approved in the U.S. for advanced adult Ph- acute lymphoblastic leukemia (ALL), as well as Captisol Enabled™ melphalan (CE melphalan), which is the subject of a New Drug Application filed by Spectrum and accepted by the FDA in March 2015 with a PDUFA date of October 23, 2015. We have initiated the regulatory and development process to obtain marketing approval for ZEVALIN and MARQIBO in our territorial region, and have initiated commercial activities of ZEVALIN in Hong Kong. We will continue to seek to expand our pipeline by acquiring additional drug candidates through in-license and acquisitions.

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

In September 2014, CASI filed an IND with the FDA to conduct a Phase 2 trial in advanced fibrolamellar carcinoma (FLC). In February 2015, we conducted a meeting with the FDA and received formal guidance from the FDA regarding the clinical and regulatory path that may lead to market approval of ENMD-2076 for the treatment of FLC. In April 2015, we initiated a food effect study of ENMD-2076 in healthy human subjects, and the study has completed with data analysis ongoing. We intend to move forward and are working with our principal investigators and the FLC patient community to initiate a trial in 2015. In May 2015, we filed a new drug clinical trial application for ENMD-2076 in FLC with the CFDA to expand U.S. development into China.

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

ZEVALIN®

ZEVALIN® injection for intravenous use is a CD20-directed radiotherapeutic antibody. It is indicated for the treatment of patients with relapsed or refractory, low-grade or follicular B-cell non-Hodgkin’s lymphoma (NHL). ZEVALIN® is also indicated for the treatment of patients with previously untreated follicular non-Hodgkin’s Lymphoma who achieve a partial or complete response to first-line chemotherapy. ZEVALIN® therapeutic regimen consists of two components: rituximab, and Yttrium-90 (Y-90) radiolabeled ZEVALIN® for therapy. ZEVALIN® builds on the combined effect of a targeted biologic monoclonal antibody augmented with the therapeutic effects of a beta-emitting radioisotope. Since ZEVALIN® is already approved in the U.S. and marketed by our partner Spectrum, we expect that gaining approval from local regulatory authorities for commercialization in greater China will require a shorter timeframe compared to clinical-stage drugs. We are currently preparing the applications to initiate the regulatory and development process to obtain marketing approval for ZEVALIN in China and our other territorial regions and have initiated commercial activities of ZEVALIN in Hong Kong.

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

PROPRIETARY NEW DRUG DELIVERY TECHNOLOGY PLATFORM

The Company has developed a new and proprietary new drug delivery technology that we intend to be a platform to introduce a pipeline of reformulated new drug candidates. Among these candidates is our Company’s proprietary 2ME2 (2-methoxyestradial), an orally active compound that has antiproliferative, antiangiogenic and anti-inflammatory properties. The inhibition of angiogenesis is an important approach to the treatment of both cancer and autoimmune diseases such as rheumatoid arthritis. 2ME2 has potential as a single agent in rheumatoid arthritis based on its antiangiogenic, anti-inflammatory, and anti-osteoclastic (bone resorption) properties, and for which we have an approved IND. 2ME2 has also demonstrated positive preclinical results for multiple sclerosis. 2ME2 is currently under internal development using our new drug delivery technology platform and our goal is to advance it into a clinical trial.

Since inception, we have incurred significant losses from operations and have incurred an accumulated deficit of $429.2 million.  We expect to continue to incur operating losses for the foreseeable future due to, among other factors, our continuing clinical activities. We expect our current available cash and cash equivalents to meet our cash requirements for at least the next twelve months. We will continue to exercise tight controls over operating expenditures. In developing drug candidates, we intend to use and leverage resources available to us in both the United States and China. We intend to pursue additional financing opportunities as well as opportunities to raise capital through forms of non- or less- dilutive arrangements, such as partnerships and collaborations with organizations that have capabilities and/or products that are complementary to our capabilities and products in order to continue the development of our product candidate that we intend to pursue to commercialization. However, there can be no assurance that adequate additional financing under such arrangements will be available to us on terms that we deem acceptable, if at all.

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

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Our critical accounting policies, including the items in our financial statements requiring significant estimates and judgments, are as follows:

-	Revenue Recognition - We recognize revenue in accordance with the provisions of authoritative guidance issued, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured.

-	Research and Development - Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Research and development costs are expensed as incurred.

-	Expenses for Clinical Trials – Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the data. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes the enrollment process. Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and when a patient drops out of a trial. Costs that are based on clinical data collection and management are recognized in the reporting period in which services are provided. In the event of early termination of a clinical trial, we accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

-	Stock-Based Compensation – All share-based payment transactions are recognized in the financial statements at their fair values. Compensation expense associated with service, performance, market condition based stock options and other equity-based compensation is recorded in accordance with provisions of authoritative guidance. The fair value of awards whose fair values are calculated using the Black-Scholes option pricing model is generally being amortized on a straight-line basis over the requisite service period and is recognized based on the proportionate amount of the requisite service period that has been rendered during each reporting period. The fair value of awards with market conditions, which are valued using a binomial model, is being amortized based upon the estimated derived service period. Share based awards granted to employees with a performance condition are measured based on the probable outcome of that performance condition during the requisite service period. Such an award with a performance condition will be expensed if it is probable that a performance condition will be achieved. As of June 30, 2015, no expense has been recorded for share awards with performance conditions. Using the straight-line expense attribution method over the requisite service period, which is generally the option vesting term ranging from immediately to one to three years, share-based compensation expense recognized in the six months ended June 30, 2015 and 2014 totaled approximately $872,000 and $864,000, respectively.

The determination of fair value of stock-based payment awards on the date of grant using the Black-Scholes is affected by our stock price, as well as the input of other subjective assumptions. These assumptions include, but are not limited to, the expected forfeiture rate and expected term of stock options and our expected stock price volatility over the term of the awards. Changes in the assumptions can materially affect the fair value estimates.

Any future changes to our share-based compensation strategy or programs would likely affect the amount of compensation expense recognized.

-	Fair Value Measurements – At each reporting period, we perform a detailed analysis of our assets and liabilities that are measured at fair value. All assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3 in accordance with the hierarchy established by U.S. GAAP. As of June 30, 2015, we remeasured the Contingent Rights and will continue to do so at every balance sheet date until settlement. In measuring the fair value of both financial instruments we used Level 3 unobservable inputs, including such inputs as our estimated borrowing rate and our future capital requirements, and the timing, probability, size and characteristics of those capital raises, among other inputs.

RESULTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2015 and June 30, 2014.

Revenues and Cost of Product Sales. Revenues for the three and six months ended June 30, 2015 were approximately $24,000 and $48,000, respectively. There was no revenue recorded for the three and six months ended June 30, 2014. Our product sales in 2015 related to the dosing of Zevalin to patients in Hong Kong. The cost of sales for the three and six months ended June 30, 2015 was $2,726 and $6,274, respectively. These expenses include the cost of the Zevalin Kit and Isotope purchase. Approximately $1,300 was payable to Spectrum for the Zevalin Kit purchases.

Research and Development Expenses. Our research and development expenses for the three and six months ended June 30, 2015 totaled approximately $1,224,000 and $2,088,000, respectively. Research and development expenses for the corresponding 2014 periods were $724,000 and $1,284,000, respectively. Included in our R&D expenses for the three-month period ended June 30, 2015 are direct project costs of $586,000 for ENMD-2076, $147,000 for the development of our new drug delivery platform in China, and $65,000 for the development of 2ME2. The 2014 research and development expenses for the comparable period included $338,000 for ENMD-2076, $103,000 for the development of our new drug delivery platform, and $300 for 2ME2. Research and development expenses totaling $2,088,000 for the six-month period ended June 30, 2015 included direct project costs of $816,000 related to ENMD-2076, $268,000 for our new formulation development initiative, and $139,000 related to 2ME2. The 2014 research and development expenses for the comparable period totaled $1,284,000 and included $599,000 for ENMD-2076, $193,000 for our new formulation development initiative, and $2,000 related to 2ME2. The overall increase in research and development costs in the three and six month periods ended June 30, 2015, as compared to same periods in 2014, reflects higher clinical trial costs in 2015 due to costs associated with our food effect study of ENMD-2076 in healthy human subjects in advance of initiating our FLC trial, an increase in patient enrollment, as well as increased costs associated with our research and development operations in China during 2015.

At June 30, 2015, and, since acquired, accumulated direct project expenses for ENMD-2076 totaled $25,220,000, and for the development of our new drug delivery platform in China, accumulated project expenses totaled $753,000. Our research and development expenses also include non-cash stock-based compensation totaling $213,000 and $422,000 for the three and six months ended June 30, 2015, respectively and $180,000 and $275,000 for the corresponding 2014 periods, respectively. The balance of our research and development expenditures includes facility costs and other departmental overhead, regulatory expenses associated with import drug registration applications in China for the drugs in-licensed from Spectrum, and expenditures related to the non-clinical support of our programs.

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

Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Overall research and development expenses increased to $1,224,000 during the three-months ended June 30, 2015 from $724,000 for the corresponding period in 2014. Research and development expenses increased to $2,088,000 during the six months ended June 30, 2015 from $1,284,000 for the corresponding period in 2014. The fluctuations in research and development expenditures during the three and six months ended June 30, 2015 were specifically impacted by the following:

-	Outside Services – In the three-month period ended June 30, 2015, we expended $26,000 on outside service activities versus $25,000 in the same 2014 period. For the six month period ended June 30, 2015 outside services were $95,000 compared to $32,000 for the same 2014 period. The increase in 2015 as compared to 2014 reflects regulatory costs associated with the import drug registration applications in China for the drugs in-licensed from Spectrum.

-	Clinical Trial Costs – Clinical trial costs, which include clinical site fees, monitoring costs and data management costs, increased to $412,000 in the three months ended June 30, 2015 from $30,000 in the three month period ended June 30, 2014. Clinical trial costs for the six-month period ended June 30, 2015 increased to $510,000 from $84,000 for the comparable 2014 period. This increase primarily relates to costs associated with our food effect study of ENMD-2076 in healthy human subjects during the 2015 period as well as costs associated with our Phase 2 clinical trials in TNBC and STS during the 2015 period.

-	Contract Manufacturing Costs – The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, product release costs and storage fees. Contract manufacturing costs for the three months ended June 30, 2015 decreased to $42,000 from $157,000 during the same period in 2014. For the six month period ended June 30, 2015, manufacturing costs decreased to $127,000 from $178,000 for the comparable 2014 period. The decrease primarily reflects manufacturing costs incurred during 2014 in the U.S. related to the production of new formulated capsules of ENMD-2076.

-	Personnel Costs – Personnel costs increased to $453,000 in the three-month period ended June 30, 2015 from $381,000 in the corresponding 2014 period. This variance is attributed to increased salary and benefit costs associated with new employees in China during the 2015 period. For the six-month period, personnel costs increased in 2015 to $876,000 from $672,000 for the corresponding 2014 period. This variance is attributed to an increase in non-cash stock-based compensation expense totaling $146,000 during the 2015 period, in addition to increased salary and benefit costs associated with new employees in China during the 2015 period.

-	Also reflected in our 2015 research and development expenses for the three month period ended June 30, 2015 are outsourced consultant costs of $80,000 and facility and related expenses of $101,000. In the corresponding 2014 period, these expenses totaled $24,000 and $54,000, respectively. For the six month period ended June 30, 2015, outsourced consultant costs were $118,000 and facility and related expenses were $177,000. In the corresponding 2014 period, these expenses totaled $104,000 and $98,000, respectively. The increase in outsourced consultant costs reflect the timing of clinical trial management, including site visits, and regulatory activities. The increase in expenses in facilities and related expenses in 2015 resulted from leased laboratory space in China.

General and Administrative Expenses. General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services, patent costs and facilities.

General and administrative expenses decreased to $858,000 in the three-month period ended June 30, 2015 from $892,000 in the corresponding 2014 period. The decrease in the second quarter of 2015 is primarily related to a decrease in stock-based compensation expense of $52,000, compared to the 2014 period, offset by an increase in patent legal fees during the 2015 period. For the six-month period, general and administrative expenses increased slightly in 2015 to $1,785,000 from $1,783,000 for the corresponding 2014 period. The increase in the 2015 period is primarily related to an increase in patent costs and outside professional fees and travel related costs associated with business development and investor relations activities during the 2015 period, offset by a decrease in stock-based compensation expense of $138,000 compared to the 2014 period.

Interest expense (income), net. Interest expense, net for the three month period ended June 30, 2015 was $24,292. This includes $1,875 accrued interest on our note payable; non-cash interest of $22,650 representing the amortization of the debt discount; offset by interest income of $233. Interest expense, net for the six month period ended June 30, 2015 was $48,489. This includes $3,750 accrued interest on our note payable; non-cash interest of $45,300 representing the amortization of the debt discount; offset by interest income of $561. Interest income for the three and six months ended June 30, 2014 was $129 and $513, respectively. There was no interest expense for the three or six months ended June 30, 2014.

Change in fair value of contingent rights. The Contingent Rights issued to Spectrum in connection with the license arrangements are considered derivative liabilities and were recorded initially at their estimated fair value, and are marked to market each reporting period until settlement. The change in fair value of the Contingent Rights for the three and six months ended June 30, 2015 was $11,546 and $18,344, respectively.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses in 2015 and the foreseeable future before we commercialize any products. Based on our current plans, we expect our current available cash and cash equivalents to meet our cash requirements for at least the twelve months subsequent to June 30, 2015.

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

At June 30, 2015, we had cash and cash equivalents of $7,953,821 with working capital of $5,700,259.

INFLATION AND INTEREST RATE CHANGES

Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of June 30, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of June 30, 2015 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Six months ended June 30, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Six months ended June 30, 2015 and 2014 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASI PHARMACEUTICALS, INC.
(Registrant)

Date: August 14, 2015	/s/ Ken K. Ren
Ken K. Ren
Chief Executive Officer

Date: August 14, 2015	/s/ Sara B. Capitelli
Sara B. Capitelli
Principal Accounting Officer

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Six months ended June 30, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Six months ended June 30, 2015 and 2014 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

* Filed Herewith

