Form 10-K
period 2015-12-31
CASI Pharmaceuticals, Inc.
filed 2016-03-28
CIK 895051

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the shares of common stock held by non-affiliates was approximately $36,273,034.

As of March 18, 2016, 42,583,301 shares of the Company’s common stock were outstanding.

Documents Incorporated By Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2015. The proxy statement is incorporated herein by reference into the following parts of the Form 10-K:

Part III, Item 10, Directors, Executive Officers and Corporate Governance;

Part III, Item 11, Executive Compensation;

Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;

Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence; and

Part III, Item 14, Principal Accounting Fees and Services.

CASI PHARMACEUTICALS, INC.

FORM 10-K - FISCAL YEAR ENDED DECEMBER 31, 2015

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

Actual results could differ materially from those currently anticipated due to a number of factors, including: the risk that the second closing of our recent private placement offering does not occur; the risk that we may be unable to continue as a going concern as a result of our inability to raise sufficient capital for our operational needs; the possibility that we may be delisted from trading on the Nasdaq Capital Market; the volatility in the market price of our common stock; risks relating to interests of our largest stockholders that differ from our other stockholders; the risk of substantial dilution of existing stockholders in future stock issuances, including as a result of the closing of the private placement offering; the difficulty of executing our business strategy in China; our inability to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates or future candidates; risks relating to the need for additional capital and the uncertainty of securing additional funding on favorable terms; risks associated with our product candidates; risks associated with any early-stage products under development; the risk that results in preclinical models are not necessarily indicative of clinical results; uncertainties relating to preclinical and clinical trials, including delays to the commencement of such trials; the lack of success in the clinical development of any of our products; dependence on third parties; and risks relating to the commercialization, if any, of our proposed products (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks).

We caution investors that actual results or business conditions may differ materially from those projected or suggested in forward-looking statements as a result of various factors including, but not limited to, those described above and in Section IA, “Risk Factors” of this Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (this “Annual Report”) and our other filings with the Securities and Exchange Commission (“SEC”). We cannot assure you that we have identified all the factors that create uncertainties. Moreover, new risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Readers should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.	BUSINESS.

OVERVIEW

CASI Pharmaceuticals, Inc. (“CASI”, the “Company”) (Nasdaq: CASI) is a late-stage biopharmaceutical company dedicated to the acquisition, development and commercialization of innovative therapeutics for the treatment of cancer and other unmet medical needs. Our mission is to become a leading fully-integrated pharmaceutical company delivering new medicines to patients with unmet medical needs. We conduct clinical development activities internationally and focus our commercial and marketing strategy on the China region, and the rest of the world through partnerships for development and commercialization.

Our pipeline features (1) our lead proprietary drug candidate, ENMD-2076, in multiple Phase 2 clinical trials, (2) MARQIBO®, ZEVALIN® and EVOMELA™, all U.S. Food and Drug Administration (FDA) approved drugs in-licensed from Spectrum Pharmaceuticals, Inc. for China regional rights, and currently under development by CASI for market approval in China, and (3) proprietary early-stage candidates in preclinical development. We believe that our pipeline reflects a risk-balanced approach between products in various stages of development, and between products that we develop ourselves and those that we develop with our partners for the China regional market. We intend to continue building a significant product pipeline of innovative drug candidates that we will commercialize alone in China and with partners for the rest of the world. For ENMD-2076, our current development is focused on niche and orphan indications. For in-licensed products, the Company uses a market-oriented approach to identify pharmaceutical candidates that it believes have the potential for gaining widespread market acceptance, either globally or in China, and for which development can be accelerated under the Company’s drug development strategy.

Our primary research and development focus is on oncology therapeutics. Our strategy is to develop innovative drugs that are potential first-in-class or market-leading compounds for treatment of cancer. The implementation of our plans will include leveraging our resources in both the United States and China. In order to capitalize on the drug development and capital resources available in China, the Company is doing business in China through its wholly-owned Chinese subsidiary that will execute the China portion of the Company’s drug development strategy, including conducting clinical trials in China, pursuing local funding opportunities and strategic collaborations, and implementing the Company’s plan for development and commercialization in the China market.

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

ENMD-2076 has demonstrated significant, dose-dependent preclinical activity as a single agent, including tumor regression, in multiple animal models (e.g. breast, colon, leukemia), as well as activity towards ex vivo-treated human leukemia patient cells. ENMD-2076 has shown promising activity in a completed Phase 1 clinical trial in various different solid tumor cancers including ovarian, breast, liver, renal and sarcoma, as well as in leukemia, and multiple myeloma, and has also completed a Phase 2 clinical trial in advanced ovarian cancer, as well as a healthy volunteer crossover bioavailability and food effect study.

We are currently conducting multiple Phase 2 studies of ENMD-2076 in advanced fibrolamellar carcinoma (FLC), triple-negative breast cancer (TNBC), advanced ovarian clear cell carcinomas (OCCC), and advanced/metastatic soft tissue sarcoma (STS). Our development strategy for clinical-stage products includes expanding the clinical trials to China allowing for more patient recruitment and the combination of clinical data to support the registration submission in both the U.S. and China. We have submitted clinical trial applications with the China Food and Drug Administration (CFDA) for each of these indications, and to date, have received approvals from the CFDA to proceed with trials in China for TNBC, OCCC and STS. In March 2015, the Company expanded the Phase 2 clinical trial of ENMD-2076 in TNBC to China at the Cancer Hospital of Chinese Academy of Medical Sciences in Beijing, China.

The status of ENMD-2076 current trials is outlined below:

Disease Indication	Status		Sites

Advanced Fibrolamellar Carcinoma	U.S. sites:	Phase 2 trial currently enrolling

● Memorial Sloan-Kettering Cancer Center

● University of Colorado Cancer Center

● University of Texas Southwestern Medical Center

● University of California at San Francisco

● Dana-Farber Cancer Institute

	China sites:	New trial application accepted by CFDA and is currently under review	● China site(s) to be determined
Triple-Negative Breast Cancer	U.S. sites:	Phase 2 trial enrollment ongoing; biomarker analysis ongoing	● University of Colorado ● Indiana University
	China sites:	Phase 2 trial currently enrolling	● Cancer Hospital of Chinese Academy of Medical Sciences ● Additional China site(s) to be determined
Advanced/Soft Tissue Sarcoma	U.S. sites:	Phase 2 trial enrollment completed; biomarker analysis ongoing	● Princess Margaret Hospital
	China sites:	Received CFDA approval to expand trial to China sites	● China site(s) to be determined
Advanced Ovarian Clear Cell Carcinoma	U.S. sites:	Phase 2 currently enrolling; biomarker analysis ongoing	● Princess Margaret Hospital
	China sites:	Received CFDA approval to expand trial to China sites	● China site(s) to be determined

ENMD-2076 has received orphan drug designation from the FDA for the treatment of ovarian cancer, multiple myeloma, acute myeloid leukemia and hepatocellular carcinoma (HCC). In October 2015, the Company also received orphan drug designation from the European Medicines Agency (EMA) for the treatment of HCC including FLC. In the United States, the Orphan Drug Act is intended to encourage companies to develop therapies for the treatment of diseases that affect fewer than 200,000 people in this country. Orphan drug designation provides us with seven years of market exclusivity that begins once ENMD-2076 receives FDA marketing approval for a specific indication. It also provides certain financial incentives that can help support the development of ENMD-2076.

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

IN-LICENSED PRODUCTS FOR THE CHINA REGIONAL MARKET

In September 2014, we acquired from Spectrum Pharmaceuticals, Inc. and certain of its affiliates (together referred to as “Spectrum”) exclusive rights in greater China (including Taiwan, Hong Kong and Macau) to three in-licensed oncology products, including MARQIBO® (vinCRIStine sulfate LIPOSOME injection) approved in the U.S. for advanced adult Ph- acute lymphoblastic leukemia (ALL), ZEVALIN® (ibritumomab tiuxetan) approved in the U.S. for advanced non-Hodgkin’s lymphoma, as well as EVOMELA™ (melphalan hydrochloride for injection) approved in the U.S. primarily for use as a high-dose conditioning treatment prior to hematopoietic progenitor (stem) cell transplantation in patients with multiple myeloma. A description of the products and its current status is described below.

MARQIBO®

MARQIBO® is a novel, sphingomyelin/cholesterol liposome-encapsulated, formulation of vincristine sulfate, a microtubule inhibitor. MARQIBO® is approved by the FDA for the treatment of adult patients with Philadelphia chromosome-negative (Ph-) acute lymphoblastic leukemia (ALL) in second or greater relapse or whose disease has progressed following two or more anti-leukemia therapies. We have initiated the regulatory and development process towards marketing approval for MARQIBO in China. In January 2016, the CFDA accepted for review our import drug registration application for MARQIBO®.

ZEVALIN®

ZEVALIN® injection for intravenous use is a CD20-directed radiotherapeutic antibody. It is indicated for the treatment of patients with relapsed or refractory, low-grade or follicular B-cell non-Hodgkin’s lymphoma (NHL). ZEVALIN® is also indicated for the treatment of patients with previously untreated follicular non-Hodgkin’s Lymphoma who achieve a partial or complete response to first-line chemotherapy. ZEVALIN® therapeutic regimen consists of two components: rituximab, and Yttrium-90 (Y-90) radiolabeled ZEVALIN® for therapy. ZEVALIN® builds on the combined effect of a targeted biologic monoclonal antibody augmented with the therapeutic effects of a beta-emitting radioisotope. Since ZEVALIN® is already approved in the U.S. and marketed by Spectrum, we expect that gaining approval from local regulatory authorities for commercialization in greater China will require a shorter timeframe compared to clinical-stage drugs. We have initiated the regulatory and development process towards marketing approval for ZEVALIN® in China, and have initiated commercial activities for ZEVALIN® in Hong Kong.

EVOMELA™

EVOMELA™ is a new intravenous formulation of melphalan being investigated by Spectrum in the multiple myeloma transplant setting. The formulation avoids the use of propylene glycol, which is used as a co-solvent in the current formulation of melphalan and has been reported to cause renal and cardiac side-effects that limit the ability to deliver higher quantities of intended therapeutic compounds. The use of Captisol technology to reformulate melphalan is anticipated to allow for longer administration durations and slower infusion rates, potentially enabling clinicians to avoid reductions and safely achieve a higher dose intensity of pre-transplant chemotherapy. On March 10, 2016, Spectrum received notification from the FDA of the grant of approval of its NDA for EVOMELA™ (melphalan) for Injection primarily for use as a high-dose conditioning treatment prior to hematopoietic progenitor (stem) cell transplantation in patients with multiple myeloma. We have initiated the regulatory and development process towards marketing approval for EVOMELA™ in China.

PRECLINICAL DEVELOPMENT

Our primary focus is on clinical-stage and late-stage drug candidates so that we can immediately employ our U.S. and China drug development model to accelerate clinical and regulatory progress. In addition to our clinical-and late-stage approach, we have two potential drug candidates in preclinical development that we will continue to evaluate in 2016. In addition to these early compounds, our pipeline includes 2ME2 (2-methoxyestradial), an orally active compound that has antiproliferative, antiangiogenic and anti-inflammatory properties. We maintain strong intellectual property around our 2ME2 asset and are currently seeking a partner to advance its development.

MANAGEMENT

The current senior management team includes: Dr. Ken K. Ren, Chief Executive Officer; Cynthia W. Hu, Chief Operating Officer, General Counsel & Secretary; Dr. Rong Chen, Chief Medical Officer; and Sara B. Capitelli, Vice President, Finance & Principal Accounting Officer. The Company, as part of its normal operations, also has consulting relationships with a core team of experts in clinical trial design, FDA and CFDA strategy, scientific research, manufacturing and formulation, among others.

Our management team promotes and instills a corporate culture of prudent resource management, fiscal responsibility and accountability, while maintaining an environment of innovation and entrepreneurialism in order to quickly respond to opportunities and to react to any changes in market conditions and in the regulatory landscape.

BUsiness Development AND COMMERCIALIZATION Strategy

We intend to continue our path to become fully integrated with drug development and commercial operations. Our current external business development effort is concentrated on acquiring additional drug candidates through in-license and acquisitions to expand our pipeline. Our pipeline will reflect a diversified and risk-balanced set of assets that include (1) proprietary innovative drug candidates, such as our ENMD-2076, (2) late-stage clinical drug candidates in-licensed for China regional rights, such as MARQIBO®, ZEVALIN®, and EVOMELA™, and (3) new drug candidates under internal preclinical development. We use a market-oriented approach to identify pharmaceutical candidates that we believe have the potential for gaining widespread market acceptance, either globally or in China, and for which development can be accelerated under the Company’s drug development strategy. Although oncology is our principal clinical and commercial focus, we will be opportunistic about other pharmaceuticals that can address unmet medical needs.

We believe that ENMD-2076 has therapeutic potential in a broad range of tumor types. We will continue to advance ENMD-2076 in our current indications. We believe that for these indications ENMD-2076 represents a potential Phase 3 partnering opportunity for large pharmaceutical companies for territory rights outside of greater China. As a result, our strategy is to pursue the development of ENMD-2076, obtain additional clinical data while being selective and opportunistic in exploring strategic alliances for territories outside of greater China. For fibrolamellar carcinoma, a much smaller indication, we intend to maintain our global rights and commercialize on our own. Similarly, we believe that 2ME2 and other new drug candidates in early development represent future partnering opportunities for large pharmaceutical companies for territory rights outside of greater China.

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

Clinical Trial Centers. As of March 18, 2016, we are conducting clinical trials for ENMD-2076 at the following institutions:

Clinical Trial	Institution
Phase 2 Advanced Fibrolamellar Carcinoma (currently enrolling)

● Memorial Sloan-Kettering Cancer Center, New York, NY

● University of Colorado Cancer Center, Aurora, CO

● University of Texas Southwestern Medical Center, Dallas, TX

● University of California at San Francisco, San Francisco, CA

● Dana-Farber Cancer Institute, Boston, MA

Phase 2 Triple-Negative Breast Cancer (currently enrolling in the U.S. and China)	● University of Colorado Cancer Center, Aurora, CO ● Indiana University Melvin & Bren Simon Cancer Center, Indianapolis, IN ● Cancer Hospital of Chinese Academy of Medical Sciences, Beijing, China
Phase 2 Advanced/Soft Tissue Sarcoma (enrollment completed)	● Princess Margaret Hospital, Toronto, Ontario
Phase 2 Advanced Ovarian Clear Cell Carcinoma (currently enrolling)	● Princess Margaret Hospital, Toronto, Ontario

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

With respect to our lead drug candidate, ENMD-2076, we directly own 22 granted patents or allowed patent applications (including 2 granted United States patents, 1 granted Chinese patent, and 18 granted patents and 1 additional pending patent applications in Brazil).  The patent term for U.S. Patent No. 7,563,787 will expire March 5, 2027, assuming all maintenance fees are paid.  If and when the FDA approves ENMD-2076, this patent term may be extended.  The patent terms of our granted patents (including any patents issuing from our pending patent applications) in other countries will expire September 29, 2026, assuming all annuities are paid and not considering any term extensions for regulatory approval that might be available.

With regard to our in-licensed drug candidates (MARQIBO®, ZEVALIN® and EVOMELA™), we have acquired exclusive licenses to intellectual property to enable us to develop and commercialize the drug candidates in our commercial markets.

With respect to our drug candidate, 2ME2, we directly own 4 issued US patents, 5 granted foreign patents, and 1 pending foreign application. Assuming all maintenance fees are paid not considering any term extensions for regulatory approval that might be available, the patent term of US Patent No. 7,087,592 expires March 12, 2022, the patent term of US Patent No. 7,235,540 expires August 23, 2020, the patent term of US Patent No. 8,399,440 expires September 10, 2029, and, if granted, the patent term of US Patent No. 9,132,138 expires March 8, 2033. The corresponding foreign patents will expire August 23, 2020, and March 20, 2027, assuming all annuities are paid and not considering any term extensions for regulatory approval that might be available.

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

Preparing drug candidates for regulatory approval has historically been a costly and time-consuming process. Generally, in order to gain FDA permission to test a new agent, a developer first must conduct preclinical studies in the laboratory and in animal model systems to gain preliminary information on an agent’s effectiveness and to identify any safety problems. The results of these studies are submitted as a part of an Investigational New Drug Application (IND) for a drug or biologic, which the FDA must review before human clinical trials of an investigational drug can begin. In addition to the known safety and effectiveness data on the drug or biologic, the IND must include a detailed description of the clinical investigations proposed. Based on the current FDA organizational structure, ENMD-2076 is regulated as a new chemical entity by the FDA’s Center for Drug Evaluation and Research. Generally, as new chemical entities like our small molecules are discovered, formal IND-directed toxicology studies are required prior to initiating human testing. Clinical testing may begin 30 days after submission of an IND to the FDA unless FDA objects to the initiation of the study or has outstanding questions to discuss with the IND sponsor.

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

China Food and Drug Administration (CFDA)

We are also subject to regulation and oversight by different levels of the food and drug administration in China, in particular, the CFDA. For clinical-stage product candidates, our development activities in China can follow two purposes: (1) to obtain clinical data to support our global FDA-regulated trials as is the case for our proprietary ENMD-2076, and (2) to obtain clinical data to support local registration with the CFDA. For late-stage product candidates that we in-license for greater China rights, such as MARQIBO®, ZEVALIN®, and EVOMELA™, our development activities in China are to secure marketing approval from CFDA by conducting import drug registration. The “Law of the PRC on the Administration of Pharmaceuticals,” as amended on February 28, 2001, provides the basic legal framework for the administration of the production and sale of pharmaceuticals in China and covers the manufacturing, distributing, packaging, pricing and advertising of pharmaceutical products in China. Its implementation regulations set out detailed implementation rules with respect to the administration of pharmaceuticals in China. We are also subject to other PRC laws and regulations that are applicable to manufacturers and distributors in general.

Product Manufacturing. For local registration only, both drug substance and drug product need to be manufactured locally in China through either a self-owned facility or a contract manufacturing organization. The study drug to be used for clinical trials must be manufactured in compliance with CFDA Good Manufacturing Practice (GMP) guidelines. A manufacturer of pharmaceutical products and active pharmaceutical ingredient (API) must obtain the drug manufacturing license and the GMP certification to produce pharmaceutical products and API for marketing in China. GMP certification criteria include institution and staff qualifications, production premises and facilities, equipment, raw materials, hygiene conditions, production management, quality controls, product distributions, maintenance of sales records and manner of handling customer complaints and adverse reaction reports. Both the drug manufacturing license and the GMP certificate is valid for five years, and must be renewed at least six months before its expiration date. A manufacturer is required to obtain GMP certificates to cover all of its production operations.

In addition, before commencing business, a pharmaceutical manufacturer must also obtain a business license from the relevant administration for industry and commerce.

Preclinical Research and Clinical Trials. For an investigational new drug application, a clinical trial approval issued from the CFDA is required to conduct clinical trials. Chemical generics, on the other hand, only need to undergo bioequivalent studies upon a filing for record with the CFDA. In order to apply for a clinical trial application approval to support local registration in China, a pharmaceutical company is required to conduct a series of preclinical research including research on chemistry, pharmacology, toxicology and pharmacokinetics of pharmaceuticals. This preclinical research should be conducted in compliance with the relevant regulatory guidelines issued by the CFDA. In particular, safety evaluation research must be conducted in compliance with China’s Good Laboratory Practice.

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

Import Drug Registration or Multi Regional Clinical Trials. CFDA regulations allow foreign drug developers to conduct import drug registration or multi regional clinical trials in China for a new drug as part of a global drug development program. A Multi Regional Clinical Trial Application needs to be filed with the CFDA and approval is required prior to conducting the trials. Before a Multi Regional Clinical Trial Application is filed with the CFDA, regulations require the investigational new product that is the subject of the trial to have at least completed a Phase 1 clinical trial overseas, and the new product must currently be in the process of later stages of development.

In order to apply for a Multi Regional Clinical Trial Application in China, a biopharmaceutical company is required to submit a comprehensive investigation new drug application package filed with foreign regulatory agency, i.e. the FDA, in a format compliant with CFDA guidance.

After obtaining the multi regional clinical trial approval from the CFDA, clinical trials are conducted in compliance with the both FDA/ICH and CFDA Good Clinical Practice guidelines.

New Drug Registration and Application. After completion of the 3 phases of clinical trials demonstrating the safety and effectiveness of a pharmaceutical in its targeted indication, a New Drug Registration Application needs to be filled with the CFDA, which includes research data of chemistry, manufacturing and controls, pre-clinical studies and clinical trial report.

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

EMPLOYEES

Our work force, based in Rockville, Maryland and Beijing, China, currently consists of 20 full-time employees and 1 part-time employee. Certain of our activities, such as manufacturing and clinical trial operations, are outsourced at the present time. We may hire additional personnel, in addition to utilizing part-time or temporary consultants, on an as-needed basis. None of our employees are represented by a labor union, and we believe our relations with our employees are satisfactory.

CORPORATE HEADQUARTERS

We were incorporated under Delaware law in 1991. The Company was restructured in 2012 and implemented a name change in 2014 to “CASI Pharmaceuticals, Inc.” Our principal executive offices are located at 9620 Medical Center Drive, Suite 300, Rockville, Maryland 20850, and our telephone number is (240) 864-2600. We also lease office space in Beijing, China, where our China operations are based, and also lease laboratory space in Beijing, China which serves as our R&D Center.

CHINA OPERATIONS

In August 2012, we established a wholly-owned Chinese subsidiary and an office in Beijing, and in 2014, established a R&D Center in Beijing. Our staff in Beijing currently consists of 16 full-time employees. Among its activities, our Beijing office helps to oversee the Company’s local clinical operation activities, as well as its CFDA regulatory activities. In addition, the Beijing office provides support to our business development activities.

AVAILABLE INFORMATION

Through our website at www.casipharmaceuticals.com, we make available, free of charge, our filings with the SEC, including our annual proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Additionally, our board committee charters and code of ethics are available on our website. We intend to post to this website all amendments to the charters and code of ethics. Our filings are also available through the SEC via their website, http://www.sec.gov. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The information contained on our website is not incorporated by reference in this Annual Report on Form 10-K (this “Annual Report”) and should not be considered a part of this report.

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

We have experienced losses in each year since inception. Through December 31, 2015, we had an accumulated deficit of approximately $432.5 million. We will seek to raise capital to continue our operations and although we have been successfully funded to date through the sales of our equity securities and through limited royalty payments, there is no assurance that our capital-raising efforts will be able to attract the funding needed to sustain our operations. If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. In any such event, investors may lose a portion or all of their investment.

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

Our Common Stock Could Be Delisted From The NASDAQ Capital Market, Which Could Affect Our Common Stock’s Market Price and Liquidity.

Our listing on the NASDAQ Capital Market is contingent upon meeting all the continued listing requirements of the NASDAQ Capital Market which include maintaining a minimum bid price of not less than $1.00 per share and a minimum of $2.5 million in stockholders’ equity. NASDAQ Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days.

On March 15, 2016, we received written notice from NASDAQ that the closing bid price for our common stock had been below $1.00 per share for the previous 30 consecutive business days, and that we were therefore not in compliance with the requirements for continued inclusion on the NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until September 12, 2016, to regain compliance with the minimum bid price requirement. To regain compliance with the $1.00 minimum bid listing requirement of the NASDAQ Capital Market, the closing bid price per share of our common stock would have to be $1.00 or higher for a minimum of ten consecutive business days during this initial 180-day compliance period.

If we do not regain compliance with the minimum $1.00 bid price per share requirement, we may be eligible for an  additional 180 calendar day period to regain compliance if we meet certain conditions, including providing notice to NASDAQ that we intend to regain compliance by undertaking a reverse stock split, if necessary. This second 180 day period would relate exclusively to the bid price deficiency. Our common stock may be delisted during the 180 days for failure to maintain compliance with any other listing requirements. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other NASDAQ listing criteria.

If our common stock is delisted from the NASDAQ Capital Market, our ability to raise capital in the future may be limited. Delisting could also result in less liquidity for our stockholders and a lower stock price.

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

The Current Capital and Credit Market Conditions May Adversely Affect the Company’s Access to Capital, Cost of Capital, and Ability to Execute its Business Plan as Scheduled

Access to capital markets is critical to our ability to operate. Traditionally, biopharmaceutical companies (such as we) have funded their research and development expenditures through raising capital in the equity markets. Declines and uncertainties in these markets over the past few years have severely restricted raising new capital in amounts sufficient to conduct our ENMD-2076 program and have affected our ability to continue to expand or fund research and development efforts with our other product candidates. We require significant capital for research and development for our product candidates and clinical trials. In recent years, the general economic and capital market conditions in the United States have deteriorated significantly and have adversely affected our access to capital and increased the cost of capital, and there is no certainty that a recovery in the capital and credit markets, enabling us to raise capital in an amount to sufficiently fund our short-term and long-term plans, will occur in 2016. If these economic conditions continue or become worse, our future cost of equity or debt capital and access to the capital markets could be adversely affected. In addition, our inability to access the capital markets on favorable terms because of our low stock price, or upon our delisting from the NASDAQ Capital Market if we fail to satisfy a listing requirement, could affect our ability to execute our business plan as scheduled. Moreover, we rely and intend to rely on third parties, including our clinical research organizations, third party manufacturers, and certain other important vendors and consultants. As a result of the current volatile and unpredictable global economic situation, there may be a disruption or delay in the performance of our third-party contractors and suppliers. If such third parties are unable to adequately satisfy their contractual commitments to us in a timely manner, our business could be adversely affected.

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

At December 31, 2015, we had cash of approximately $5,131,000.  On January 15, 2016, we completed an initial closing of the Company’s strategic financing resulting in net proceeds of approximately $10.2 million to the Company. We currently have additional commitments for a remaining $14.8 million of strategic financing that is expected to close in the first half of 2016. There can be no assurance that this additional closing will occur. We may continue to seek additional capital through public or private financing or collaborative agreements in 2016 and beyond. Our operations require significant amounts of cash. We may be required to seek additional capital for the future growth and development of our business. We can give no assurance as to the availability of such additional capital or, if available, whether it would be on terms acceptable to us. In addition, we may continue to seek capital through the public or private sale of securities, if market conditions are favorable for doing so. If we are successful in raising additional funds through the issuance of equity securities, stockholders will likely experience substantial dilution. If we are not successful in obtaining sufficient capital because we are unable to access the capital markets on favorable terms, it could reduce our research and development efforts, curtail significantly our development of ENMD-2076 and materially adversely affect our future growth, results of operations and financial results.

Risks Relating to Our Business

We Plan To Conduct Development And Operations In China, Which Exposes Us To Risks Inherent In Doing Business In China

We expect to continue to conduct clinical development related activities in China in 2016. To be successful in China we will need to: establish clinical trials; attract and retain qualified personnel to operate our Chinese subsidiary; and attract and retain research and development employees. We cannot assure you that we will be able to do any of these. Employee turnover in China is high due to the intensely competitive and fluid market for skilled labor. Operations in China are subject to greater political, legal and economic risks than our operations in other countries. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, employee benefits and other matters. In addition, we may not obtain or retain the requisite legal permits to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. Any one of the factors cited above, or a combination of them, could result in unanticipated costs, which could materially and adversely affect our business and planned operations and development in China.

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

We May Not Be Able to Commercialize Our Drugs or Drug Candidates in China

We have exclusive licenses to develop and commercialize MARQIBO® (vinCRIStine sulfate LIPOSOME injection), EVOMELA™ (melphalan hydrochloride) for injection and ZEVALIN® (ibritumomab tiuxetan) in Greater China. Our success in commercializing these drugs may be inhibited by a number of factors, including:

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

Risks Relating to Our Reliance on Third Parties

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

Risks Relating to Our Common Stock

The Market Price of Our Common Stock May Be Highly Volatile or May Decline Regardless of Our Operating Performance

Our common stock price has fluctuated from year-to-year and quarter-to-quarter and will likely continue to be volatile. During 2015, our stock price has ranged from $0.91 to $1.92. We expect that the trading price of our common stock is likely to be highly volatile in response to factors that are beyond our control. The valuations of many biotechnology companies without consistent product revenues and earnings are extraordinarily high based on conventional valuation standards, such as price to earnings and price to sales ratios. These trading prices and valuations may not be sustained. In the future, our operating results in a particular period may not meet the expectations of any securities analysts whose attention we may attract, or those of our investors, which may result in a decline in the market price of our common stock. Any negative change in the public’s perception of the prospects of biotechnology companies could depress our stock price regardless of our results of operations. These factors may materially and adversely affect the market price of our common stock.

Our Largest Holders Of Common Stock May Have Different Interests Than Our Other Stockholders

A small number of our stockholders hold a significant amount of our outstanding common stock. These stockholders may have interests that are different from the interests of our other stockholders. We cannot assure that our largest stockholders will not seek to influence our business in a manner that is contrary to our goals or strategies or the interests of our other stockholders. In addition, the significant concentration of ownership in our common stock may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with significant stockholders. Our largest stockholders, if they acted together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Our largest stockholders together may be able to determine all matters requiring stockholder approval.

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

As of December 31, 2015, we leased approximately 4,200 square feet of office space in Rockville, Maryland where our headquarters are located. In addition, as of December 31, 2015, we leased approximately 4,100 square feet of office space in Beijing, China where our China operations are based and approximately 3,400 square feet of laboratory space in Beijing, China. We believe that our existing facilities are adequate to meet our needs for the foreseeable future. We do not own any real property.

ITEM 3.	LEGAL PROCEEDINGS.

CASI is subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, unless otherwise disclosed herein, are material.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity

The following table sets forth the high and low closing price for our common stock by quarter, as reported by the NASDAQ Capital Market, for the periods indicated:

Closing Prices
	HIGH	LOW
2015:
First Quarter	$1.71	$1.22
Second Quarter	1.92	1.34
Third Quarter	1.82	0.91
Fourth Quarter	1.46	0.96
2014:
First Quarter	$2.17	$1.69
Second Quarter	1.97	1.62
Third Quarter	2.03	1.55
Fourth Quarter	1.79	1.16

On March 18, 2016, the closing price of our common stock, as reported by The NASDAQ Capital Market, was $1.45 per share. As of March 18, 2016 there were approximately 359 holders of record of our common stock.

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

OVERVIEW

We are a late-stage biopharmaceutical company dedicated to the acquisition, development and commercialization of innovative therapeutics for the treatment of cancer and other unmet medical needs. Our mission is to become a leading fully-integrated pharmaceutical company delivering new medicines to patients with unmet medical needs. We conduct clinical development activities internationally and focus our commercial and marketing strategy on the China region, and the rest of the world through partnerships for development and commercialization.

Our pipeline features (1) our lead proprietary drug candidate, ENMD-2076, in multiple Phase 2 clinical trials, (2) MARQIBO®, ZEVALIN® and EVOMELA™, all FDA approved drugs in-licensed from Spectrum Pharmaceuticals, Inc. for China regional rights, and currently under development by CASI for market approval in China, and (3) proprietary early-stage candidates in preclinical development. We believe our pipeline reflects a risk-balanced approach between products in various stages of development, and between products that we develop ourselves and those that we develop with our partners for the China regional market. We intend to continue building a significant product pipeline of innovative drug candidates that we will commercialize alone in China and with partners for the rest of the world. For ENMD-2076, our current development is focused on niche and orphan indications. For in-licensed products, the Company uses a market-oriented approach to identify pharmaceutical candidates that it believes have the potential for gaining widespread market acceptance, either globally or in China, and for which development can be accelerated under the Company’s drug development strategy.

Our primary research and development focus is on oncology therapeutics. Our strategy is to develop innovative drugs that are potential first-in-class or market-leading compounds for treatment of cancer. The implementation of our plans will include leveraging our resources in both the United States and China. In order to capitalize on the drug development and capital resources available in China, the Company is doing business in China through its wholly-owned Chinese subsidiary that will execute the China portion of the Company’s drug development strategy, including conducting clinical trials in China, pursuing local funding opportunities and strategic collaborations, and implementing the Company’s plan for development and commercialization in the China market.

Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $432.5 million.  The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical activities. In September 2015, the Company entered into stock purchase agreements for a $25.1 million strategic financing, the closing of which was subject to certain regulatory and customary closing conditions. In January 2016, the Company completed the first closing and received approximately $10.3 million (“Initial Closing”). The Company and Investors are working to close on the remaining $14.8 million (“Second Closing”) which is expected during the first half of 2016. There can be no assurance that the Second Closing will occur. Net proceeds of the closing will be used to further fund its operations, accelerate its clinical and regulatory activities, expand its product pipeline, and support its marketing and commercial planning activities.

As a result of the Initial Closing, the Company believes that it has sufficient resources to fund its operations for at least the twelve months subsequent to December 31, 2015. We intend to continue to exercise tight controls over operating expenditures. In developing drug candidates, we intend to use and leverage resources available to us in both the United States and China. We intend to pursue additional financing opportunities as well as opportunities to raise capital through forms of non- or less- dilutive arrangements, such as partnerships and collaborations with organizations that have capabilities and/or products that are complementary to our capabilities and products in order to continue the development of our product candidate that we intend to pursue to commercialization. However, there can be no assurance that adequate additional financing under such arrangements will be available to us on terms that we deem acceptable, if at all.

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

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Our critical accounting policies, including the items in our financial statements requiring significant estimates and judgments, are as follows:

–	Revenue Recognition – We recognize revenue in accordance with the provisions of authoritative guidance issued, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured.

–	Research and Development – Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Research and development costs are expensed as incurred.

–	Expenses for Clinical Trials – Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the data. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes the enrollment process. Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and when a patient drops out of a trial. Costs that are based on clinical data collection and management are recognized in the reporting period in which services are provided. In the event of early termination of a clinical trial, we accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

-	Stock-Based Compensation – All share-based payment transactions are recognized in the financial statements at their fair values. Compensation expense associated with service, performance, market condition based stock options and other equity-based compensation is recorded in accordance with provisions of authoritative guidance. The fair value of awards whose fair values are calculated using the Black-Scholes option pricing model is generally being amortized on a straight-line basis over the requisite service period and is recognized based on the proportionate amount of the requisite service period that has been rendered during each reporting period. The fair value of awards with market conditions, which are valued using a binomial model, is being amortized based upon the estimated derived service period. Share based awards granted to employees with a performance condition are measured based on the probable outcome of that performance condition during the requisite service period. Such an award with a performance condition will be expensed if it is probable that a performance condition will be achieved. For the year ended December 31, 2014, $686,600 was expensed for share awards with performance conditions that became probable during that period. For the year ended December 31, 2015, no expense has been recorded for share awards with performance conditions. Using the straight-line expense attribution method over the requisite service period, which is generally the option vesting term ranging from immediately to one to three years, share-based compensation expense recognized for the year ended December 31, 2015 and 2014 totaled approximately $1,541,000 and $2,189,000, respectively.

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

Any future changes to our share-based compensation strategy or programs would likely affect the amount of compensation expense recognized.

-	Fair Value Measurements – At each reporting period, we perform a detailed analysis of our assets and liabilities that are measured at fair value. All assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3 in accordance with the hierarchy established by U.S. GAAP. As of December 31, 2015, we remeasured the Contingent Rights and will continue to do so at every balance sheet date until settlement. In measuring the fair value of both financial instruments we used Level 3 unobservable inputs, including such inputs as our estimated borrowing rate and our future capital requirements, and the timing, probability, size and characteristics of those capital raises, among other inputs.

RESULTS OF OPERATIONS

Years Ended December 31, 2015 and 2014.

Revenues and Cost of Product Sales. Revenues were approximately $47,700 and $23,700 in 2015 and 2014, respectively. Our product sales related to the dosing of ZEVALIN® to patients in Hong Kong. The cost of sales for 2015 and 2014 were $6,274 and $7,467, respectively. These expenses include the cost of the Zevalin Kit and Isotope purchase.

Research and Development Expenses. Our 2015 research and development expenses totaled $4,076,000 as compared to $2,765,000 in 2014, a 47% increase. In 2015, our research and development expenses reflect direct project costs for ENMD-2076 of $1,555,000 and $744,000 for development of our drug delivery platform in China. The 2014 amount reflects direct project costs for ENMD-2076 of $970,000 and $419,000 for development of our drug delivery platform. The increase in 2015 research and development spending reflects higher clinical trial costs in 2015 due to costs associated with our food effect study of ENMD-2076 in healthy human subjects in advance of initiating our FLC trial, an increase in start-up costs and patient enrollment in the FLC trial and TNBC trial in China, costs related to our new Chief Medical Officer, as well as increased costs associated with our research and development operations, in China during 2015.

At December 31, 2015, and, since acquired, accumulated direct project expenses for ENMD-2076 totaled $25,959,000, and for development of our new drug delivery platform, accumulated project expenses totaled $1,176,000. Our research and development expenses also include non-cash stock-based compensation totaling $747,000 and $690,000, respectively, for 2015 and 2014. The increase in stock-based compensation expense is related to the increase in stock options granted in 2015. The balance of our research and development expenditures includes facility costs and other departmental overhead, and expenditures related to the non-clinical support of our programs.

We expect the majority of our research and development expenses in 2016 to be devoted to the development of our ENMD-2076 program, our early-stage candidates in preclinical development, and advancing our in-licensed products towards market approval in China. We expect our expenses in 2016 to increase based on our clinical development plan. Completion of clinical development may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

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

Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Overall research and development expenses increased to $4,076,000 in 2015 from $2,765,000 in 2014.

The fluctuations in research and development expenses were specifically impacted by the following:

–	Outside Services – We utilize outsourcing to conduct our product development activities. We spent $186,000 in 2015 and $127,000 in 2014. The increase in 2015 is primarily associated with greater regulatory activities for MARQIBO® and ZEVALIN®.

–	Clinical Trial Costs – Clinical trial costs, which include clinical site fees, monitoring costs and data management costs, increased to $939,000 in 2015, from $175,000 in 2014. This increase primarily relates to costs associated with our food effect study of ENMD-2076 in healthy human subjects in 2015, as well as costs associated with our Phase 2 clinical trials in TNBC, OCCC and STS during 2015, and start-up costs and patient enrollment associated with the FLC trial that we initiated in November 2015.

–	Contract Manufacturing Costs – The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, and product release costs. Contract manufacturing costs decreased in 2015 to $171,000, from $388,000 in 2014. The decrease in 2015 primarily reflects the manufacturing costs incurred in 2014 in the U.S. related to the production of new formulated capsules of ENMD-2076 as well as manufacturing of 2ME2 in China.

–	Personnel Costs – Personnel costs increased to $1,754,000 in 2015 from $1,514,000 in 2014. This variance is primarily attributed to increased salary and benefit costs associated with new employees, including our Chief Medical Officer, in China during 2015.

–	Also reflected in our 2015 research and development expenses are outsourced consultant costs of $306,000, and facility and related expenses of $402,000. In 2014, these expenses totaled $151,000 and $214,000, respectively. The fluctuation in outsourced consultant costs reflects higher costs associated with clinical trial management, including site visits and regulatory activities. The increase in costs associated with facilities and related expenses in 2015 resulted from more leased laboratory and office space in China.

General and Administrative Expenses. General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.

General and administrative expenses decreased to $3,118,000 in 2015 from $3,757,000 in 2014. This decrease is primarily related to a decrease of $705,000 related to non-cash stock-based compensation in 2015 due mainly to the vesting of performance based options that occurred during 2014, offset by increase in legal professional fees and travel related costs associated with business development and investor relations activities during 2015.

In-process R&D. In September 2014, we acquired certain product rights and perpetual exclusive licenses from Spectrum to develop and commercialize the three commercial oncology drugs and drug candidates in China, Taiwan, Hong Kong and Macau. As consideration for the acquisition, we issued a total 5,405,382 shares of our common stock, a $1.5 million 0.5% secured promissory note due in March 2016 (which has been extended to March 2017), and certain contingent rights (“Contingent Rights”) to purchase additional shares of our common stock. We accounted for the acquisition of the product rights and licenses as an “asset acquisition” and, accordingly, recorded the acquired product rights and licenses at their estimate fair values based on the fair value of the consideration exchanged (including transaction costs) of approximately $19.7 million. Because the products underlying the acquired product rights and licenses have not reached technological feasibility and have no alternative uses, they are considered “in-process research and development” costs; as such, we expensed the total purchase price at the acquisition date as acquired in-process R&D in the accompanying December 31, 2014 consolidated statement of operations.

Interest expense, net. Interest expense, net for year ended December 31, 2015 and 2014 was $81,533 and $26,581, respectively. This includes interest on our note payable of $7,500 and $2,142, respectively; non-cash interest of $74,955 and $25,922, respectively, representing the amortization of the debt discount; offset by interest income of $922 and $1,483, respectively.

Change in fair value of contingent rights. The Contingent Rights issued to Spectrum in connection with the license arrangements are considered derivative liabilities and were recorded initially at their estimated fair value, and are marked to market each reporting period until settlement. The change in fair value of the Contingent Rights for the years ended December 31, 2015 and 2014 was $27,513 and $11,764, respectively.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses in 2016 and the foreseeable future before we commercialize any products and penetrate significant markets such as China. Based on our current plans, we expect our current available cash and cash equivalents to meet our cash requirements for at least the twelve months subsequent to December 31, 2015.

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

At December 31, 2015, we had cash of $5,131,114, with working capital of $4,515,781.

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

As discussed above, on January 15, 2016, the Company completed the Initial Closing and received approximately $10.3 million and yielded approximately $10.2 million after minimum offering expenses. The Initial Closing resulted in the issuance of 8,448,613 shares of Common Stock, priced at $1.19 per share, and 1,689,722 warrants, with a purchase price of $0.125 per warrant. The warrants will become exercisable on April 15, 2016 at $1.69 per share exercise price, and will expire on April 15, 2019. The fair value of the warrants issued is $321,047, calculated using the Black-Scholes-Merton valuation model value of $0.19 with an expected and contractual life of 3.25 years, an assumed volatility of 70.1%, and a risk-free interest rate of 1.08%.

The Company and Investors are working to close on the remaining $14.8 million which is expected during the first half of 2016. There can be no assurance that the Second Closing will occur or will occur within our expected timeline.

INFLATION AND INTEREST RATE CHANGES

Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.

TABLE OF CONTRACTUAL OBLIGATIONS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

OFF-BALANCE-SHEET ARRANGEMENTS

We had no off-balance sheet arrangements during fiscal year 2015.

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

Disclosure Controls and Procedures

As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer (our principal executive officer and principal financial officer, respectively) and our Chief Operating Officer & General Counsel, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Our Chief Executive Officer, Principal Accounting Officer and Chief Operating Officer & General Counsel have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer, Principal Accounting Officer, and Chief Operating Officer & General Counsel) to allow timely decisions regarding required disclosures. Based on such evaluation, our Chief Executive Officer, Principal Accounting Officer, and Chief Operating Officer & General Counsel have concluded these disclosure controls are effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Operating Officer & General Counsel and Principal Accounting Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2015.

ITEM 9B.	OTHER INFORMATION.

Our 2016 Annual Meeting of Stockholders will be held on June 2, 2016. Further information will be provided in our proxy statement that will be filed with the SEC and mailed to stockholders of record as soon as practicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2015.

We have adopted a Code of Ethics, as defined in applicable SEC rules, that applies to directors, officers and employees, including our principal executive officer and principal accounting officer. The Code of Ethics is available on the Company’s website at www.casipharmaceuticals.com.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item, with the exception of information relating to compensation plans under which equity securities of the Company are authorized for issue, which appears below, is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2015.

Options under Employee Benefit Plans

The following table discloses certain information about the options issued and available for issuance under all outstanding Company option plans, as of December 31, 2015.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
Equity compensation plans approved by security holders	6,694,744	$1.99	1,957,876
Equity compensation plans not approved by security holders	0	$0.00	0
Total	6,694,744	$1.99	1,957,876

Warrants issued under the unauthorized plans represent compensation for consulting services rendered by the holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2015.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2015.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. FINANCIAL STATEMENTS - See index to Consolidated Financial Statements.

2. Schedules

All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

3. Exhibits

2.1	Agreement and Plan of Merger, dated as of December 22, 2005 among EntreMed, Inc., E.M.K. Sub, Inc., Miikana Therapeutics, Inc., and Andrew Schwab (incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the Securities and Exchange Commission on December 29, 2005)

3.1	Amended and Restated Certificate of Incorporation of EntreMed, Inc. (incorporated by reference to Exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2006 filed with the Securities and Exchange Commission)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the Securities and Exchange Commission on July 7, 2010)

3.3	Amended and Restated Bylaws of EntreMed, Inc. (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the Securities and Exchange Commission on December 12, 2007)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the Securities and Exchange Commission on June 13, 2014)

4.1	Certificate of Elimination of Series A Preferred Stock filed with the Secretary of State of Delaware on September 13, 2012. (Incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the Securities and Exchange Commission on September 20, 2012.)

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on January 26, 2012)

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Form 8-K filed with the Securities and Exchange Commission on March 6, 2013)

4.4	Form of Agent’s Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of our Form 8-K filed with the Securities and Exchange Commission on March 6, 2013)

4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 (included in Exhibit 10.1) of our Form 10-Q filed with the Securities and Exchange Commission on November 13, 2015)

4.6	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of our Form 8-K filed with the Securities and Exchange Commission on September 19, 2014)

4.7	Secured Promissory Note, dated as of September 17, 2014, issued to Talon Therapeutics, Inc. (incorporated by reference to Exhibit 4.2 of our Form 8-K filed with the Securities and Exchange Commission on September 19, 2014)

4.8	First Amendment to Secured Promissory Note, dated as of September 28, 2015, by and between the CASI Pharmaceuticals, Inc. and Talon Therapeutics, Inc. (incorporated by reference to Exhibit 4.2 of our Form 8-K filed with the Securities and Exchange Commission on October 1, 2015)

10.1	License Agreement between Celgene Corporation and EntreMed, Inc. signed December 9, 1998 regarding thalidomide intellectual property + (incorporated by reference to Exhibit 10.28 of our Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission)

10.2	Lease Agreement between EntreMed, Inc. and Red Gate III Limited Partnership, dated June 10, 1998 (incorporated by reference to Exhibit 10.31 our Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission)

10.3	EntreMed, Inc. 2001 Long-Term Incentive Plan* (incorporated by reference to Appendix A to our Definitive Proxy Statement filed with the Securities and Exchange Commission on May 12, 2006)

10.4.1	Purchase Agreement between Bioventure Investments kft and EntreMed, Inc., dated June 15, 2001+ (incorporated by reference to Exhibit 10.39.1 of our Form 10-Q for the quarter ended June 30, 2001 filed with the Securities and Exchange Commission)

10.4.2	Amendment 1 to Purchase Agreement between Bioventure Investments kft and EntreMed, Inc., dated July 13, 2001 (incorporated by reference to Exhibit 10.39.2 of our Form 10-Q for the quarter ended June 30, 2001 filed with the Securities and Exchange Commission)

10.4.3	Amendment 2 to Purchase Agreement between Bioventure Investments kft and EntreMed, Inc., dated July 30, 2001 (incorporated by reference to Exhibit 10.39.3 of our Form 10-Q for the quarter ended June 30, 2001 filed with the Securities and Exchange Commission)

10.4.4	Amendment 3 to Purchase Agreement between Bioventure Investments kft and EntreMed, Inc., dated August 3, 2001 (incorporated by reference to Exhibit 10.39.4 of our Form 10-Q for the quarter ended June 30, 2001 filed with the Securities and Exchange Commission)

10.5	EntreMed, Inc. 2001 Long Term Incentive Plan Non-Qualified Stock Option Grant Agreement (Director)* (incorporated by reference to Exhibit 10.7 of our Form 8-K filed with the Securities and Exchange Commission on April 17, 2007)

10.6	EntreMed, Inc. 2001 Long Term Incentive Plan Non-Qualified Stock Option Grant Agreement (Non-Director Employee)* (incorporated by reference to Exhibit 10.8 of our Form 8-K filed with the Securities and Exchange Commission on April 17, 2007)

10.7	Form of Change in Control Agreement* (incorporated by reference to Exhibit 19.1 of our Form 8-K filed with the Securities and Exchange Commission on April 17, 2007)

10.8	Employment Agreement by and between EntreMed and Cynthia W. Hu, dated as of June 1, 2006* (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission on June 6, 2006)

10.9	Amendment to Employment Agreement by and between the Company and Cynthia W. Hu, effective April 16, 2007* (incorporated by reference to Exhibit 10.5 of our Form 8-K filed with the Securities and Exchange Commission on April 17, 2007)

10.10	Form of Restricted Stock Award under EntreMed, Inc. 2001 Long Term Incentive Plan* (incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the Securities and Exchange Commission on March 11, 2005)

10.11	License Agreement between EntreMed and Celgene Corporation signed March 23, 2005 regarding the development and commercialization of Celgene’s small molecule tubulin inhibitor compounds for the treatment of cancer+ (incorporated by reference to Exhibit 10.25 of our Form 10-Q for the quarter ended March 31, 2005 filed with the Securities and Exchange Commission)

10.12	Securities Purchase Agreement, dated September 7, 2010 by and between EntreMed, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on September 10, 2010)

10.13	Employment Agreement, by and between EntreMed, Inc. and Sara Capitelli, dated as of January 10, 2011* (incorporated by reference to Exhibit 10.33 of our Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission)

10.14	Convertible Note and Warrant Purchase Agreement, dated January 20, 2012, by and among EntreMed, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on January 26, 2012)

10.15	Securities Purchase Agreement, dated March 1, 2013, by and among EntreMed, Inc. and the investors thereto (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on March 6, 2013)

10.16	Employment Agreement by and between EntreMed, Inc. and Ken K. Ren, dated as of April 2, 2013* (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Securities and Exchange Commission on May 15, 2013)

10.17	Investment Agreement, dated as of September 17, 2014, by and between CASI Pharmaceuticals, Inc. and Spectrum Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on September 19, 2014)

10.18	Investment Agreement, dated as of September 17, 2014, by and between CASI Pharmaceuticals, Inc. the Company and Spectrum Pharmaceuticals Cayman, L.P (incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the Securities and Exchange Commission on September 19, 2014)

10.19	License Agreement, dated as of September 17, 2014, by and between CASI Pharmaceuticals, Inc. and Spectrum Pharmaceuticals, Inc. + (incorporated by reference to Exhibit 10.3 of our Form 10-Q/A filed with the Securities and Exchange Commission on January 21, 2015)

10.20	License Agreement, dated as of September 17, 2014, by and between CASI Pharmaceuticals, Inc. and Spectrum Pharmaceuticals Cayman, L.P. + (incorporated by reference to Exhibit 10.4 of our Form 10-Q/A filed with the Securities and Exchange Commission on January 21, 2015)

10.21	License Agreement, dated as of September 17, 2014, by and between CASI Pharmaceuticals, Inc. and Talon Therapeutics, Inc. + (incorporated by reference to Exhibit 10.5 of our Form 10-Q/A filed with the Securities and Exchange Commission on January 21, 2015)

10.22	CASI Pharmaceuticals, Inc. 2011 Long-Term Incentive Plan, as amended* (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 17, 2015)

10.23	Form of Securities Purchase Agreement, dated September 20, 2015, by and among CASI Pharmaceuticals, Inc. and the investors thereto (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Securities and Exchange Commission on November 13, 2015)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Accounting Officer

32.1	Rule 13a-14(b) Certification by Chief Executive Officer

32.2	Rule 13a-14(b) Certification by Principal Accounting Officer

101**	Interactive Data Files The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015 and 2014, (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2015 and 2014 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014 and (v) Notes to Consolidated Financial Statements.

*	Management Contract or any compensatory plan, contract or arrangement.

+	Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been filed with the Commission pursuant to our application for confidential treatment.

**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2016
CASI Pharmaceuticals, Inc.

	By:	/s/ Ken K. Ren
Ken K. Ren
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ken K. Ren	Chief Executive Officer and Director	March 28, 2016
Ken K. Ren	(Principal Executive Officer)

/s/ Sara B. Capitelli	Principal Accounting Officer	March 28, 2016
Sara B. Capitelli

/s/ Wei-Wu He	Chairman	March 28, 2016
Wei-Wu He

/s/ James Z. Huang	Director	March 28, 2016
James Z. Huang

/s/ Tak W. Mak	Director	March 28, 2016
Tak W. Mak

/s/ Franklin C. Salisbury	Director	March 28, 2016
Franklin C. Salisbury

/s/ Rajesh C. Shrotriya	Director	March 28, 2016
Rajesh C. Shrotriya

/s/ Y. Alexander Wu	Director	March 28, 2016
Y. Alexander Wu

The following consolidated financial statements of CASI Pharmaceuticals, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CASI Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of CASI Pharmaceuticals, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. CASI Pharmaceuticals, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CASI Pharmaceuticals, Inc. as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Roseland, New Jersey
March 28, 2016

CASI Pharmaceuticals, Inc.

Consolidated Balance Sheets

	DECEMBER 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$5,131,114	$10,669,919
Accounts receivable, net of allowance for doubtful accounts of $12,536 at December 31, 2014	-	23,727
Prepaid expenses and other	438,231	328,150
Total current assets	5,569,345	11,021,796

Property and equipment, net	218,796	261,781
Other assets	38,174	26,011
Total assets	$5,826,315	$11,309,588

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$884,100	$754,628
Accrued liabilities	169,464	164,420
Total current liabilities	1,053,564	919,048

Note payable, net of discount	1,464,970	1,390,015
Contingent rights derivative liability	9,395,222	9,422,735
Total liabilities	11,913,756	11,731,798

Commitments and contingencies

Stockholders’ deficit:
Convertible preferred stock, $1.00 par value; 5,000,000 shares authorized and 0 shares issued and outstanding at December 31, 2015 and 2014	-	-
Common stock, $.01 par value: 170,000,000 shares authorized at December 31, 2015 and 2014; 32,525,356 shares issued at December 31, 2015 and 2014	325,252	325,252
Additional paid-in capital	434,099,890	432,558,698
Treasury stock, at cost: 79,545 shares held at December 31, 2015 and December 31, 2014	(8,034,244)	(8,034,244)
Accumulated deficit	(432,478,339)	(425,271,916)
Total stockholders’ deficit	(6,087,441)	(422,210)
Total liabilities and stockholders’ deficit	$5,826,315	$11,309,588

See accompanying notes.

CASI Pharmaceuticals, Inc.

Consolidated Statements of Operations

	YEAR ENDED DECEMBER 31,
	2015	2014
Revenues:

Product sales	$47,712	$23,727
	47,712	23,727

Costs and expenses:
Cost of product sales	6,274	7,467
Research and development	4,075,572	2,765,492
General and administrative	3,118,269	3,756,548
Acquired in-process research and development	-	19,681,711
	7,200,115	26,211,218

Interest expense, net	81,533	26,581
Change in fair value of contingent rights	(27,513)	(11,764)

Net loss	$(7,206,423)	$(26,202,308)

Net loss per share (basic and diluted)	$(0.22)	$(0.92)
Weighted average number of shares outstanding (basic and diluted)	32,445,811	28,595,402

See accompanying notes.

CASI Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2015 and 2014

						Additional
	Preferred Stock		Common Stock		Treasury	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance at December 31, 2013	-	$-	27,040,429	$271,198	$(8,034,244)	$421,775,039	$(399,069,608)	$14,942,385

Issuance of common stock pursuant to the Spectrum licensing transaction (Note 4)	-	-	5,405,382	54,054	-	8,594,557	-	8,648,611
Stock-based compensation expense, net of forfeitures	-	-	-	-	-	2,189,102	-	2,189,102
Net loss	-	-	-	-	-	-	(26,202,308)	(26,202,308)
Balance at December 31, 2014	-	-	32,445,811	325,252	(8,034,244)	432,558,698	(425,271,916)	(422,210)

Stock-based compensation expense, net of forfeitures						1,541,192		1,541,192
Net loss							(7,206,423)	(7,206,423)

Balance at December 31, 2015	-	$-	32,445,811	$325,252	$(8,034,244)	$434,099,890	$(432,478,339)	$(6,087,441)

See accompanying notes.

CASI Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	YEAR ENDED DECEMBER 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,206,423)	$(26,202,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68,381	48,179
Stock-based compensation expense	1,541,192	2,189,102
Acquired in-process research and development	-	19,681,711
Non-cash interest	74,955	25,922
Change in fair value of contingent rights	(27,513)	(11,764)
Changes in operating assets and liabilities:
Accounts receivable	23,727	(23,727)
Prepaid expenses and other	(122,244)	(56,423)
Accounts payable	129,472	352,172
Accrued liabilities	5,044	1,710
Net cash used in operating activities	(5,513,409)	(3,995,426)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	(25,396)	(231,818)
Cash paid for acquired in-process research and development	-	(234,508)
Net cash used in investing activities	(25,396)	(466,326)

Net decrease in cash and cash equivalents	(5,538,805)	(4,461,752)

Cash and cash equivalents at beginning of year	10,669,919	15,131,671
Cash and cash equivalents at end of year	$5,131,114	$10,669,919

Supplemental disclosure of cash flow information:

Cash paid for interest	$7,500	$-

Non-cash financing activity:
Common stock issued in connection with acquired in-process research and development	$-	$8,648,611

Promissory note, net of discount, issued in connection with acquired in-process research and development	$-	$1,364,093

Contingent rights issued in connection with acquired in-process research and development	$-	$9,434,499

See accompanying notes.

CASI Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

CASI Pharmaceuticals, Inc. (“CASI” or the “Company”) is a late-stage biopharmaceutical company dedicated to the acquisition, development and commercialization of innovative therapeutics for the treatment of cancer and other unmet medical needs. The Company’s mission is to become a leading fully-integrated pharmaceutical company delivering new medicines to patients with unmet medical needs. The Company conducts clinical development activities internationally and focuses its commercial and marketing strategy on the China region, and in the rest of the world through partnerships.

The Company’s pipeline features (1) its lead proprietary drug candidate, ENMD-2076, in multiple Phase 2 clinical trials, (2) MARQIBO®, ZEVALIN® and EVOMELA™, all U.S. Food and Drug Administration (FDA) approved drugs in-licensed from Spectrum Pharmaceuticals, Inc. for China regional rights, and currently under development by CASI for market approval in China, and (3) proprietary early-stage candidates in preclinical development. The Company’s pipeline reflects a risk-balanced approach between products in various stages of development, and between products that it develops itself and those that it develops with the Company’s partners for the China regional market. The Company intends to continue building a significant product pipeline of innovative drug candidates that it will commercialize alone in China and with partners for the rest of the world. For ENMD-2076, the Company’s current development is focused on niche and orphan indications. For in-licensed products, the Company uses a market-oriented approach to identify pharmaceutical candidates that it believes have the potential for gaining widespread market acceptance, either globally or in China, and for which development can be accelerated under the Company’s drug development strategy.

The Company’s primary research and development focus is on oncology therapeutics. The Company’s strategy is to develop innovative drugs that are potential first-in-class or market-leading compounds for treatment of cancer. The implementation of its plans will include leveraging the Company’s resources in both the United States and China. In order to capitalize on the drug development and capital resources available in China, the Company is doing business in China through its wholly-owned Chinese subsidiary that will execute the China portion of the Company’s drug development strategy, including conducting clinical trials in China, pursuing local funding opportunities and strategic collaborations, and implementing the Company’s plan for development and commercialization in the China market.

ENMD-2076 has received orphan drug designation from the FDA for the treatment of ovarian cancer, multiple myeloma, acute myeloid leukemia and hepatocellular carcinoma (HCC). In October 2015, the Company also received orphan drug designation from the European Medicines Agency (EMA) for the treatment of HCC.

In September 2014, the Company acquired from Spectrum Pharmaceuticals, Inc. and certain of its affiliates (together referred to as “Spectrum”) exclusive rights in greater China (including Taiwan, Hong Kong and Macau) to three in-licensed oncology products, including MARQIBO® (vinCRIStine sulfate LIPOSOME injection) approved in the U.S. for advanced adult Ph- acute lymphoblastic leukemia (ALL), ZEVALIN® (ibritumomab tiuxetan) approved in the U.S. for advanced non-Hodgkin’s lymphoma, as well as EVOMELA™ (melphalan hydrochloride for injection) approved in the U.S. primarily for use as a high-dose conditioning treatment prior to hematopoietic progenitor (stem) cell transplantation in patients with multiple myeloma.

The Company’s primary focus is on clinical-stage and late-stage drug candidates so that it can immediately employ its U.S. and China drug development model to accelerate clinical and regulatory progress. In addition to its clinical-and late-stage approach, the Company has two potential drug candidates in preclinical development which it will continue to evaluate in 2016. In addition to these early compounds, the Company’s pipeline includes 2ME2 (2-methoxyestradial), an orally active compound that has antiproliferative, antiangiogenic and anti-inflammatory properties.

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

LIQUIDITY RISKS AND MANAGEMENT’S PLANS

Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $432.5 million.  The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical activities. In September 2015, the Company entered into stock purchase agreements for a $25.1 million strategic financing, the closing of which was subject to certain regulatory and customary conditions. In January 2016, the Company completed the first closing and received approximately $10.3 million (“Initial Closing”) (see Note 8). The Company and Investors are working to close on the remaining $14.8 million (“Second Closing”) which is expected during the first half of 2016. There can be no assurance that the Second Closing will occur. Net proceeds of the closing will be used to further fund its operations, accelerate its clinical and regulatory activities, expand its product pipeline, and support its marketing and commercial planning activities. As a result of the Initial Closing, the Company believes that it has sufficient resources to fund its operations for at least the twelve months subsequent to December 31, 2015. The Company intends to continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements in China to support the Company’s dual-country approach to drug development.

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

PROPERTY AND EQUIPMENT

Furniture and equipment and leasehold improvements are stated at cost and are depreciated over their estimated useful lives of 3 to 5 years. Depreciation and amortization is determined on a straight-line basis. Depreciation and amortization expense was $68,381 and $48,179 in 2015 and 2014, respectively.

Property and equipment consists of the following:

	DECEMBER 31,
	2015	2014
Furniture and equipment	$505,946	$480,550
Leasehold improvements	6,382	6,382
	512,328	486,932
Less: accumulated depreciation and amortization	(293,532)	(225,151)
	$218,796	$261,781

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with authoritative guidance issued by the FASB, the Company periodically evaluates the value reflected in its consolidated balance sheets of long-lived assets, such as equipment, when events and circumstances indicate that the carrying amount of an asset may not be recovered. Such events and circumstances include the use of the asset in current research and development projects, any potential alternative uses of the asset in other research and development projects in the short to medium term and restructuring plans entered into by the Company. No impairment charges were recorded in 2015 and 2014.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments with original maturities of less than 90 days. Substantially all of the Company’s cash equivalents are held in short-term money market accounts.

ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts.  Allowances for doubtful accounts are determined on a specific item basis.  Management reviews the credit worthiness of individual customers and past payment history to determine the allowance for doubtful accounts.  There was an allowance for doubtful accounts of $12,536 at December 31, 2014.

For the years ended December 31, 2015 and 2014, one customer represented 100% of revenue. As of December 31, 2014, one customer represented 100% of net accounts receivable.

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

DEFERRED RENT

The Company accounts for rent expense related to operating leases by determining total minimum rent payments on the leases over their respective periods and recognizing the rent expense on a straight-line basis. The difference between the actual amount paid and the amount recorded as rent expense in each fiscal year is recorded as an adjustment to deferred rent. Deferred rent as of December 31, 2015 and 2014 was $4,086 and $9,593, respectively, and is included in accrued liabilities in the accompanying consolidated balance sheets.

EXPENSES FOR CLINICAL TRIALS

Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the data. The Company estimates expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes the enrollment process. Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and the length of participation for each patient. Costs that are based on clinical data collection and management are recognized in the reporting period in which services are provided. In the event of early termination of a clinical trial, the Company accrues an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial. As of December 31, 2015 and 2014, clinical trial accruals were $187,322 and $262,997, respectively, and are included in accounts payable in the accompanying consolidated balance sheets.

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

The Company accounts for uncertain tax positions pursuant to the guidance of FASB Accounting Standards Codification Topic 740, Income Taxes. The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense. As of December 31, 2015 and 2014, the Company did not accrue any interest related to uncertain tax positions. To date, there have been no interest or penalties charged to the Company in relation to the underpayment of income taxes.

REVENUE RECOGNITION

Revenue for product sales is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured.

NET LOSS PER SHARE

Net loss per share (basic and diluted) was computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding. Outstanding options and warrants totaling 10,705,647 and 8,568,585 as of December 31, 2015 and 2014, respectively, were anti-dilutive and, therefore, were not included in the computation of weighted average shares used in computing diluted loss per share.

SHARE-BASED COMPENSATION

The Company records compensation expense associated with service, performance, market condition based stock options and other equity-based compensation in accordance with provisions of authoritative guidance. The fair value of awards whose fair values are calculated using the Black-Scholes option pricing model is generally being amortized on a straight-line basis over the requisite service period and is recognized based on the proportionate amount of the requisite service period that has been rendered during each reporting period. The fair value of awards with market conditions, which are valued using a binomial model, is being amortized based upon the derived service period. Share based awards granted to employees with a performance condition are measured based on the probable outcome of that performance condition during the requisite service period. Awards with performance conditions will be expensed if it is probable that the performance condition will be achieved. During the year ended December 31, 2014, $686,600 of stock compensation expense was recorded for share awards with performance conditions. For the year ended December 31, 2015, no expense has been recorded for share awards with performance conditions.

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

In April 2015, the FASB issued an accounting standards update amending the presentation of debt issuance costs.  These costs will now be presented as a direct reduction from the carrying amount of that debt liability.   The update is effective for financial statements issued for reporting periods beginning after December 15, 2015.  This guidance should be applied on a retrospective basis with disclosures for a change in accounting principle, if applicable.  The Company adopted this update on January 1, 2016. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued new guidance on the balance sheet classification of deferred taxes. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The accounting standard is effective for public business entities for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is permitted. The Company has not yet adopted this pronouncement and is currently evaluating the impact, if any, it may have on its consolidated financial statements.

In January 2016, the FASB issued a new accounting standard on recognition and measurement of financial assets and financial liabilities. The accounting standard primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments.  In addition, it includes a clarification related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early adoption is permitted for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact, if any, that the pronouncement will have on the consolidated financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured amounts. The Company believes it is not exposed to significant credit risk on cash and cash equivalents. The carrying amount of current assets and liabilities approximates their fair values due to their short-term maturities.

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

DERIVATIVES

The Company entered into investment agreements with Spectrum (see Note 4) resulting in a purchase price derivative. In accordance with GAAP, derivative instruments are recognized as either assets or liabilities on the consolidated balance sheets and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative. The Company determines the fair value of derivative instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument.  The derivative liability is re-measured at fair value at the end of each reporting period as long as it is outstanding.

3. RELATED PARTY TRANSACTIONS

In 2015, the Company began utilizing the services of Crown Biosciences, Inc. (“Crown Bio”) to perform certain research and development testing. The CEO of Crown Bio is also a board member of CASI. The total value of the services is $66,545, of which $20,898 was payable as of December 31, 2015. The research and development expense recognized for the services provided for the year ended December 31, 2015 was $33,648.

In October 2015, the Company entered into a material transfer and research agreement with Origene Technologies, Inc. (“Origene”) for certain research materials.  The CEO of Origene is also the Chairman of the Board of CASI.  No materials have been purchased as of December 31, 2015, and there is no minimum commitment associated with this agreement.

4. LICENSE ARRANGEMENTS AND ACQUISITION OF IN-PROCESS RESEARCH AND DEVELOPMENT

In September 2014, the Company acquired certain product rights and perpetual exclusive licenses from Spectrum to develop and commercialize the following commercial oncology drugs and drug candidates in China, Taiwan, Hong Kong and Macau (the “Territories”):

•	MARQIBO® (vinCRIStine sulfate LIPOSOME injection) (“Marqibo”);
•	ZEVALIN® (ibritumomab tiuxetan) (“Zevalin”); and
•	EVOMELA™ (melphalan hydrochloride) for injection (“Evomela”).

CASI is responsible for developing and commercializing these three drugs in the Territories, including the submission of import drug registration applications and conducting confirmatory clinical trials as needed.

The Company has initiated the regulatory and development process to obtain marketing approval for MARQIBO® and ZEVALIN® in its territorial region, and has initiated commercial activities for ZEVALIN® in Hong Kong. In January 2016, the China Food and Drug Administration (CFDA) accepted for review the Company’s import drug registration application for MARQIBO®. On March 10, 2016, Spectrum received notification from the FDA of the grant of approval of its NDA for EVOMELA™ primarily for use as a high-dose conditioning treatment prior to hematopoietic progenitor (stem) cell transplantation in patients with multiple myeloma. The Company has initiated the regulatory and development process towards marketing approval for EVOMELA™ in China.

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

The Contingent Rights provide Spectrum with the option to acquire, at a strike price of par value, a variable number of additional shares of common stock that allows Spectrum to maintain its fully-diluted ownership percentage for a certain time period and under certain terms and conditions. These Contingent Rights will expire on the earlier of raising an aggregate of $50 million or September 17, 2019 (subject to possible extension only for certain outstanding derivative securities). Based on the terms and conditions of the Contingent Rights, the Company has determined that the Contingent Rights are a derivative financial instrument that is not indexed to its common stock and therefore is required to be accounted for at fair value, initially and on a recurring basis. The fair value of the Contingent Rights was measured using Level 3 unobservable inputs; the unobservable inputs include estimates of the Company’s future capital requirements, and the timing, probability, size and characteristics of those capital raises, among other inputs. The total estimated fair value of the Contingent Rights was $9,395,222 and $9,422,735 as of December 31, 2015 and 2014, respectively; the change in fair value is reflected as change in fair value of contingent rights in the accompanying consolidated statements of operations.

As a result of the Initial Closing (see Note 8), Spectrum exercised its Contingent Rights in February 2016, and the Company issued Spectrum 1,688,877 shares of common stock. The Company has recorded a reduction to the contingent rights derivative liability and an increase to additional paid-in capital of $1,922,312 in February 2016 which will be reflected in the Company’s March 31, 2016 consolidated financial statements.

5. NOTE PAYABLE

As part of the license arrangements with Spectrum (see Note 4), the Company issued to Spectrum a $1.5 million 0.5% secured promissory note originally due March 17, 2016. The promissory note was recorded initially at its fair value, giving rise to a discount of approximately $136,000; the promissory note is presented as note payable, net of discount in the accompanying consolidated balance sheets. For the years ended December 31, 2015 and 2014, the Company recognized approximately $75,000 and $26,000 of non-cash interest expense, respectively, related to the amortization of the debt discount, using the effective interest rate method. On September 28, 2015, the Company entered into a First Amendment to Secured Promissory Note (the “Amendment”) with Spectrum. Pursuant to the Amendment, the Company and Spectrum agreed to extend the maturity date of the note to March 17, 2017. All other terms remain the same.

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

The following table presents the Company’s financial liabilities accounted for at fair value on a recurring basis as of December 31, 2015 and 2014 by level within the fair value hierarchy:

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total

Liabilities - Contingent Rights	$-	$-	$9,395,222	$9,395,222

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total

Liabilities - Contingent Rights	$-	$-	$9,422,735	$9,422,735

The following table presents the changes in the Company’s financial liabilities accounted for at fair value on a recurring basis using Level 3 unobservable inputs:

December 31, 2014	$9,422,735
Change in fair value of Contingent Rights	(27,513)
Balance at December 31, 2015	$9,395,222

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

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis:

The Company measures its long-lived assets, including property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No such fair value impairment was recognized for the years ended December 31, 2015 and 2014.

7. INCOME TAXES

The income tax provision is based on loss before income taxes of $(5,670,207) in the U.S. and $(1,536,216) in China. The Company has net operating loss carryforwards for income tax purposes of approximately $352,574,000 at December 31, 2015 that expire in years 2018 through 2035. The Company also has research and development (“R&D”) tax credit carryforwards of approximately $9,291,000 as of December 31, 2015 that expire in years 2018 through 2035. These net operating loss carryforwards include approximately $20,000,000, related to exercises of stock options for which the income tax benefit, if realized, would increase additional paid-in capital. The utilization of the net operating loss and research and development carryforwards may be limited in future years due to changes in ownership of the Company pursuant to Internal Revenue Code Section 382. For financial reporting purposes, a valuation allowance has been recognized to reduce the net deferred tax assets to zero due to uncertainties with respect to the Company’s ability to generate taxable income in the future sufficient to realize the benefit of deferred income tax assets.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2015 and 2014 are as follows:

	DECEMBER 31,
	2015	2014
Deferred income tax assets (liabilities):
Net operating loss carryforwards	$137,811,000	$135,607,000
Research and development credit carryforward	9,291,000	9,201,000
Intangible assets	7,273,000	8,079,000
Equity based compensation	4,510,000	4,316,000
Other	309,000	297,000
Valuation allowance for deferred income tax assets	(159,194,000)	(157,500,000)
Net deferred income tax assets	$-	$-

A reconciliation of the provision for income taxes to the federal statutory rate is as follows:

	2015	2014
Tax benefit at statutory rate	$(2,450,000)	$(8,909,000)
State taxes	(128,000)	(1,273,000)
Net R&D credit adjustment	(101,000)	(104,000)
Attribute expiration and other	-	8,000
Nondeductible expenses	5,000	4,000
Change in valuation allowance	1,694,000	9,631,000
Other	143,000	(38,000)
Changes in applicable tax rates	837,000	681,000
	$-	$-

The Company had $3,067,000 of unrecognized tax benefits as of December 31, 2014 related to net R&D tax credit carryforwards. The Company had a full valuation allowance on the net deferred tax asset recognized in the consolidated financial statements. For the year ended December 31, 2015, there were net additional unrecognized tax benefits of $30,000 related to R&D tax credits. The Company has a full valuation allowance at December 31, 2014 and at December 31, 2015 against the full amount of its net deferred tax assets and therefore, there was no impact on the Company’s financial position.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2015	2014
Unrecognized tax benefits balance at January 1	$3,067,000	$3,013,000
Additions for Tax Positions of Prior Periods	-	20,000
Reductions for Tax Positions of Prior Periods	(4,000)	-
Additions for Tax Positions of Current Period	34,000	34,000

Unrecognized tax benefits balance at December 31	$3,097,000	$3,067,000

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions, respectively.

The tax returns for all years in the Company’s major tax jurisdictions are not settled as of December 31, 2015. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

The Company believes that the total unrecognized tax benefit, if recognized, would impact the effective rate, however, such reversal may be offset by a corresponding adjustment to the valuation allowance.

8. STOCKHOLDERS’ EQUITY

SECURITIES PURCHASE AGREEMENTS

As described in Note 1, on September 20, 2015, the Company entered into stock purchase agreements with certain institutional and accredited investors (the “Investors”) for a $25.1 million financing. Pursuant to these agreements, the Company agreed to sell to the Investors in a private placement an aggregate of 20,658,434 shares of the Company’s common stock, at $1.19 per share, based on the closing bid price of the Company’s common stock on the Nasdaq Capital Market on September 18, 2015, and a total of 4,131,686 warrants, representing a 20% warrant coverage, with a purchase price of $0.125 per whole warrant share. The warrants become exercisable three months after issuance at $1.69 per share exercise price, and expire three years from the date the warrants become exercisable.

The offering was expected to close after satisfaction of certain regulatory and customary closing conditions, with the net proceeds being subject to payment of offering expenses, including fees and expenses to be finalized prior to the closing.

On January 15, 2016, the Company completed the Initial Closing and received approximately $10.3 million and yielded approximately $10.2 million after minimum offering expenses. The Initial Closing resulted in the issuance of 8,448,613 shares of Common Stock, priced at $1.19 per share, and 1,689,722 warrants, with a purchase price of $0.125 per warrant. The warrants will become exercisable on April 15, 2016 at $1.69 per share exercise price, and will expire on April 15, 2019. The fair value of the warrants issued is $321,047, calculated using the Black-Scholes-Merton valuation model value of $0.19 with an expected and contractual life of 3.25 years, an assumed volatility of 70.1%, and a risk-free interest rate of 1.08%.

The Company and Investors are working to close on the remaining $14.8 million (“Second Closing”) which is expected during the first half of 2016. There can be no assurance that the Second Closing will occur.

The Company has granted registration rights to the Investors and has agreed to file a resale registration statement covering the shares of common stock and the shares of common stock underlying the warrants within 120 days of the closing.

9. SHARE-BASED COMPENSATION

The Company has adopted incentive and nonqualified stock option plans for executive, scientific and administrative personnel of the Company as well as outside directors and consultants. In June 2015, the Company’s shareholders approved an amendment to the 2011 Long-Term Incentive Plan, increasing the number of shares reserved for issuance from 5,730,000 to 8,230,000 shares of common stock to be available for grants and awards. As of December 31, 2015, there are 6,694,744 shares issuable under options previously granted and currently outstanding, with exercise prices ranging from $1.30 to $19.36. During the year ended December 31, 2015, 963,000 options were awarded to certain board members, officers and employees, in which vesting is subject to achievement of certain performance milestones. Options granted under the plans generally vest over periods varying from immediately to one to three years, are not transferable and generally expire ten years from the date of grant. As of December 31, 2015, 1,957,876 shares remained available for grant under the Company’s 2011 Long-Term Incentive Plan.

On September 17, 2014, the vesting of all of the performance condition options awarded in 2014 became probable as a result of the Spectrum transaction discussed in Note 4. Therefore, for the year ended December 31, 2014, non-cash compensation expense of $686,600 was recorded for share awards with performance conditions. For the year ended December 31, 2015, no expense was recorded for share awards with performance conditions.

The Company’s net loss for the years ended December 31, 2015 and 2014 includes $1,541,192 and $2,189,102, respectively, of non-cash compensation expense related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	2015	2014
Research and development	$747,285	$690,409
General and administrative	793,907	1,498,693
Share-based compensation expense	$1,541,192	$2,189,102
Net share-based compensation expense, per common share:
Basic and diluted	$0.05	$0.08

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

Following are the weighted-average assumptions used in valuing the stock options granted to employees during the years ended December 31, 2015 and 2014:

	Years ended December 31,
	2015	2014
Expected volatility	85.17%	102.41%
Risk free interest rate	1.57%	1.78%
Expected term of option	5.67 years	5.63 years
Forfeiture rate	*3.00%	*3.00%
Expected dividend yield	-	-

*-Throughout 2015 and 2014, forfeitures were estimated at 3%; the actual forfeiture rate was 0% and 1% for 2015 and 2014, respectively. The Company adjusted stock compensation expense for 2015 and 2014 based on the actual forfeiture rate.

The weighted average fair value of stock options granted was $1.02 and $1.44 in 2015 and 2014, respectively.

Share-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, net of estimated forfeitures. The authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

A summary of the Company’s stock option plans and of changes in options outstanding under the plans during the years ended December 31, 2015 and 2014 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term In Years	Aggregate Intrinsic Value

Outstanding at December 31, 2013	3,586,394	$2.69
Exercised	-	$-
Granted	1,090,000	$1.83
Expired	(107,168)	$6.21
Forfeited	(11,544)	$1.78
Outstanding at December 31, 2014	4,557,682	$2.40
Exercised	-	$-
Granted	2,775,000	$1.43
Expired	(637,938)	$2.47
Forfeited	-	$-
Outstanding at December 31, 2015	6,694,744	$1.99	7.80	$-
Vested and expected to vest at December 31, 2015	6,634,597	$1.99	7.73	$-
Exercisable at December 31, 2015	4,689,850	$2.20	7.30	$-

The aggregate intrinsic value is calculated as the difference between (i) the closing price of the common stock at December 31, 2015 and (ii) the weighted average exercise price of the underlying awards, multiplied by the number of options that had an exercise price less than the closing price on the last trading day of the year. There were no options exercised in 2015 or 2014.

The following summarizes information about stock options granted to employees and directors outstanding at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2015	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable at December 31, 2015	Weighted Average Exercise Price
$0.00 - $2.00	5,982,678	8.1	$1.68	3,977,784	$1.77
$2.01 - $5.00	475,000	6.2	$2.26	475,000	$2.26
$5.01 - $10.00	176,540	4.6	$6.56	176,540	$6.56
$10.01 - $15.00	5,268	2.0	$13.75	5,268	$13.75
$15.01 - $20.00	55,258	0.9	$17.64	55,258	$17.64

	6,694,744	7.8	$1.99	4,689,850	$2.20

As of December 31, 2015, there was approximately $966,000 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.2 years.

Warrants

Warrants granted generally expire after 3-5 years from the date of grant. Stock warrant activity to non-employees is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	4,321,565	$2.31
Granted	-	$-
Exercised	-	$-
Expired	310,662	$2.83
Outstanding at December 31, 2014	4,010,903	$2.27
Granted	-	$-
Exercised	-	$-
Expired		$-
Outstanding at December 31, 2015	4,010,903	$2.27
Exercisable at December 31, 2015	4,010,903	$2.27

10. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

ENMD-2076. In January 2006, the Company acquired Miikana, a private biotechnology company. Pursuant to the Merger Agreement, the Company acquired all of the outstanding capital stock of Miikana Therapeutics, Inc. In 2008, the Company initiated a Phase 1 clinical trial with its Aurora A and angiogenic kinase inhibitor, ENMD-2076, in patients with solid tumors. A dosing of the first patient with ENMD-2076 triggered a purchase price adjustment milestone of $2 million, which the Company opted to pay in stock. As ENMD-2076 successfully completed Phase 1 clinical trials and advanced to Phase 2, the dosing of the first patient in 2010 triggered an additional purchase price adjustment milestone of $3 million, which was paid stock in 2010. Under the terms of the merger agreement, the former Miikana stockholders may earn up to an additional $4 million of potential payments upon the satisfaction of additional clinical and regulatory milestones for ENMD-2076 and up to the $9 million of potential milestone payments that pertain to a preclinical program that the Company has discontinued. As of December 31, 2015, a $4 million potential milestone payment remains, payable in cash or shares of stock at the Company’s option, related to the ENMD-2076 program and the dosing of the first patient in a Phase 3 pivotal trial.

MKC-1. The Company acquired rights to MKC-1, a Phase 2 clinical candidate licensed from Hoffman-LaRoche, Inc. (“Roche”) by Miikana in April 2005. Under the terms of the agreement, Roche may be entitled to receive future payments upon successful completion of Phase 3 developmental milestones. The Company does not anticipate reaching any of these milestones in 2016. Roche is also eligible to receive royalties on sales and certain one-time payments based on attainment of annual sales milestones. The Company is also obligated to make certain “success fee” payments to ProPharma based on successful completion of developmental milestones under the Roche license agreement. MKC-1 is currently not under active clinical evaluation and the Company has no plans to advance the program.

2ME2 NCD (2-methoxyestradiol, NanoCrystal Dispersion, 2ME2 NCD) for Oncology. In January 2006, the Company entered into a License Agreement with Elan Corporation, plc (“Elan”) in which the Company has been granted rights to utilize Elan’s proprietary NanoCrystal Technology in connection with the development of the oncology product candidate, 2ME2 using its nanocrystal dispersion formulation. Under the terms of the License Agreement, Elan is eligible to receive payments upon the achievement of certain milestones and to receive royalty payments based on sales of 2ME2 NCD. Additionally, under the agreement and the corresponding Services Agreement, Elan has the right to manufacture the Company’s 2ME2 NCD. Milestones related to the initiation of Phase 2 clinical trials for 2ME2 NCD have been paid and there are no additional milestones achieved as of December 31, 2015. The Company has discontinued clinical development of the NCD formulation of 2ME2.

Endostatin and Angiostatin for Eye Diseases. The Company is a party to a February 2004 agreement with Children’s Medical Center Corporation (“CMCC”) and Alchemgen Therapeutics pertaining to Endostatin and Angiostatin proteins, programs which have been discontinued by the Company, and pursuant to which Alchemgen received rights to market Endostatin and Angiostatin in Asia. In April 2008, the Company was advised that Alchemgen Therapeutics ceased operations, therefore eliminating the Company’s ability to receive any royalties from Alchemgen under the agreement. However, the Company is a party to a sublicense agreement with Oxford BioMedica PLC (“Oxford”) to develop and market Endostatin and Angiostatin for ophthalmologic (eye) diseases. Pursuant to this sublicense, the Company is eligible to receive a portion of upfront payments and royalties from Oxford based on a portion of the payments received and net sales of gene products of Endostatin and Angiostatin and certain development milestone payments. There was no royalty payment received in 2015 or 2014. The Company does not control the drug development efforts of Oxford and has no information or control over when or whether any milestones will be reached that would result in additional payments to the Company in 2016 or beyond.

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

With respect to the Company’s in-licensed drug candidates for the Greater China market, the Company does not have to pay any milestone payments or royalties to Spectrum; however, CASI is responsible for paying royalties or milestones, if and when applicable, owed by Spectrum to upstream licensors that licensed related technology to Spectrum in accordance with the terms of the relevant upstream licenses, and only to the extent of the Greater China portion of such upstream royalties or milestones. The Company’s sales of Zevalin in Hong Kong are subject to royalties. In 2015, the Company paid royalties of approximately $9,500 related to Zevalin sales in 2014 and 2015.  The Company does not expect to pay royalties for ZEVALIN® in China and Taiwan until commercial activities begin which will not occur until after ZEVALIN® receives marketing approval from the regulatory agencies and which is not expected to occur in 2016.  The Company does not expect to have sales of MARQIBO® and EVOMELA™ in 2016 as these products are not yet approved for marketing in the Greater China market, and accordingly the Company does not anticipate any payment obligations for these programs in 2016.

As of December 31, 2015, the Company also has purchase obligation commitments, in the normal course of business, for clinical trial contracts totaling approximately $690,000.

The Company leases its principal executive offices in Rockville, MD under a lease agreement that continues through December 31, 2016. Effective February 23, 2016, the Company extended the lease through December 31, 2019, under the same terms. The Company leases office space in China under a lease agreement that continues through June 2017. Effective February 1, 2016, the Company renewed a one year lease in China for lab space.

The future minimum payments under its facilities leases are as follows:

2016	$350,744
2017	265,773
2018	159,959
2019	84,000
Thereafter	-
Total minimum payments	$860,476

Rental expense for the years ended December 31, 2015 and 2014 was approximately $309,000 and $240,000, respectively.

CONTINGENCIES

The Company is subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, unless otherwise disclosed herein, are material.

11. EMPLOYEE RETIREMENT PLAN

The Company sponsors the CASI Pharmaceuticals, Inc. 401(k) and Trust. The plan covers substantially all employees and enables participants to contribute a portion of salary and wages on a tax-deferred basis. Contributions to the plan by the Company are discretionary. Contributions by the Company totaled approximately $29,200 and $28,400 in 2015 and 2014, respectively.

