Form 10-Q
period 2016-03-31
CASI Pharmaceuticals, Inc.
filed 2016-05-13
CIK 895051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number   0-20713

CASI PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-1959440
(State or other jurisdiction of incorporationor organization)	(I.R.S. Employer Identification No.)

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

1

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at May 6, 2016
Common Stock $.01 Par Value	42,583,301

2

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

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

CASI Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$13,944,509	$5,131,114
Prepaid expenses and other	319,174	438,231
Total current assets	14,263,683	5,569,345

Property and equipment, net	222,824	218,796
Other assets	38,174	38,174
Total assets	$14,524,681	$5,826,315

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$783,339	$884,100
Accrued liabilities	158,099	169,464
Note payable, net of discount	1,471,975	-
Total current liabilities	2,413,413	1,053,564

Note payable, net of discount	-	1,464,970
Contingent rights derivative liability	7,474,676	9,395,222
Total liabilities	9,888,089	11,913,756

Commitments and contingencies

Stockholders’ equity (deficit):
Convertible preferred stock, $1.00 par value; 5,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2016 and December 31, 2015	-	-
Common stock, $.01 par value: 170,000,000 shares authorized; 42,662,846 and 32,525,356 shares issued at March 31, 2016 and December 31, 2015, respectively	426,627	325,252
Additional paid-in capital	446,516,914	434,099,890
Treasury stock, at cost: 79,545 shares held	(8,034,244)	(8,034,244)
Accumulated deficit	(434,272,705)	(432,478,339)
Total stockholders’ equity (deficit)	4,636,592	(6,087,441)
Total liabilities and stockholders’ equity (deficit)	$14,524,681	$5,826,315

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Revenues:
Product sales	$-	$23,718

Costs and expenses:
Cost of product sales	-	6,259
Research and development	1,018,757	865,037
General and administrative	765,075	924,780
	1,783,832	1,796,076

Interest expense, net	8,768	24,197
Change in fair value of contingent rights	1,766	6,798

Net loss	(1,794,366)	(1,803,353)

Net loss per share (basic and diluted)	$(0.04)	$(0.06)
Weighted average number of common shares outstanding (basic and diluted)	40,207,041	32,445,811

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,794,366)	$(1,803,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,037	16,534
Gain on disposal of assets	(53,158)	-
Stock-based compensation expense	372,103	399,374
Non-cash interest	7,005	22,650
Change in fair value of contingent rights	1,766	6,798
Changes in operating assets and liabilities:
Accounts receivable	-	9
Prepaid expenses and other	119,057	(102,957)
Accounts payable	(100,761)	240,310
Accrued liabilities	(11,365)	10,902
Net cash used in operating activities	(1,440,682)	(1,209,733)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of furniture and equipment	93,757	-
Purchases of furniture and equipment	(63,664)	(1,051)
Net cash provided by (used in) investing activities	30,093	(1,051)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance costs	(57,971)	-
Proceeds from sale of common stock	10,281,955	-
Net cash provided by financing activities	10,223,984	-

Net increase (decrease) in cash and cash equivalents	8,813,395	(1,210,784)
Cash and cash equivalents at beginning of period	5,131,114	10,669,919
Cash and cash equivalents at end of period	$13,944,509	$9,459,135

Supplemental disclosure of cash flow information:

Non-cash financing activity:
Partial settlement of contingent rights derivative	$1,922,312	$-

See accompanying condensed notes.

CASI PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 (unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such condensed consolidated financial statements do not include all of the information and disclosures required by U. S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying December 31, 2015 financial information was derived from the Company’s audited financial statements in the Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in its Form 10-K for the year ended December 31, 2015.

Liquidity Risks and Management’s Plans

Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $434.3 million.  The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical activities. In September 2015, the Company entered into stock purchase agreements for a $25.1 million strategic financing, the closing of which was subject to certain regulatory and customary conditions. In January 2016, the Company completed the first closing and received approximately $10.3 million (“Initial Closing”) (see Note 5). The Company and Investors are working to close on the remaining $14.8 million (“Second Closing”) which is expected during the second quarter of 2016. There can be no assurance that the Second Closing will occur. Net proceeds of the closing will be used to further fund its operations, accelerate its clinical and regulatory activities, expand its product pipeline, and support its marketing and commercial planning activities. As a result of the Initial Closing, the Company believes that it has sufficient resources to fund its operations for at least the twelve months subsequent to March 31, 2016. The Company intends to continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements in China to support the Company’s dual-country approach to drug development.

2.	License Arrangements and Acquisition of In-Process Research and Development

In September 2014, the Company acquired certain product rights and perpetual exclusive licenses from Spectrum Pharmaceuticals, Inc. (“Spectrum”) to develop and commercialize the following commercial oncology drugs and drug candidates in China, Taiwan, Hong Kong and Macau (the “Territories”):

•	MARQIBO® (vinCRIStine sulfate LIPOSOME injection) (“Marqibo”);
•	ZEVALIN® (ibritumomab tiuxetan) (“Zevalin”); and
•	EVOMELA™ (melphalan hydrochloride) for injection (“Evomela”).

CASI is responsible for developing and commercializing these three drugs in the Territories, including the submission of import drug registration applications and conducting confirmatory clinical trials as needed.

The Company has initiated the regulatory and development process to obtain marketing approval for MARQIBO® and ZEVALIN® in its territorial region, and has initiated commercial activities for ZEVALIN® in Hong Kong. In January 2016, the China Food and Drug Administration (CFDA) accepted for review the Company’s import drug registration application for MARQIBO®. On March 10, 2016, Spectrum received notification from the U.S. Food and Drug Administration (FDA) of the grant of approval of its New Drug Application (NDA) for EVOMELA™ primarily for use as a high-dose conditioning treatment prior to hematopoietic progenitor (stem) cell transplantation in patients with multiple myeloma. The Company has initiated the regulatory and development process towards marketing approval for EVOMELA™ in China.

As consideration for the acquisition from Spectrum, the Company issued a total 5,405,382 shares of its common stock, a $1.5 million 0.5% secured promissory note originally due in March 2016, and certain contingent rights (“Contingent Rights”) to purchase additional shares of its common stock, which Contingent Rights expire upon the occurrence of certain events. The note was subsequently amended to extend the due date to March 2017 (see Note 3). The Company accounted for the acquisition of the product rights and licenses as an asset acquisition and, accordingly, recorded the acquired product rights and licenses at their estimated fair values based on the fair value of the consideration exchanged (including transaction costs) of approximately $19.7 million. Because the products underlying the acquired product rights and licenses have not reached technological feasibility and have no alternative uses, they are considered “in-process research and development” costs; as such, the Company expensed the total purchase price at the acquisition date as acquired in-process research and development in the consolidated statement of operations for the year ended December 31, 2014.

The fair value of the common stock issued was based on the closing market price of the Company’s common stock on the acquisition date. The fair value of the promissory note was measured using Level 3 unobservable inputs (see Note 4) including primarily the Company’s estimated incremental borrowing rate as provided by a commercial lending institution.

The Contingent Rights provide Spectrum with the option to acquire, at a strike price of par value, a variable number of additional shares of common stock that allows Spectrum to maintain its fully-diluted ownership percentage for a certain time period and under certain terms and conditions. These Contingent Rights will expire on the earlier of raising an aggregate of $50 million or September 17, 2019 (subject to possible extension only for certain outstanding derivative securities). Based on the terms and conditions of the Contingent Rights, the Company has determined that the Contingent Rights are a derivative financial instrument that is not indexed to its common stock and therefore is required to be accounted for at fair value, initially and on a recurring basis. The fair value of the Contingent Rights was measured using Level 3 unobservable inputs; the unobservable inputs include estimates of the Company’s future capital requirements, and the timing, probability, size and characteristics of those capital raises, among other inputs. The total estimated fair value of the Contingent Rights was $7,474,676 and $9,395,222 as of March 31, 2016 and December 31, 2015, respectively; the change in fair value (see Note 4) is reflected as change in fair value of contingent rights in the accompanying condensed consolidated statements of operations.

As a result of the Initial Closing (see Note 5), Spectrum exercised its Contingent Rights in February 2016, and the Company issued Spectrum 1,688,877 shares of common stock. The Company recorded a reduction to the contingent rights derivative liability and an increase to additional paid-in capital of $1,922,312 in February 2016 related to this partial settlement of the contingent rights derivative which is reflected in the accompanying condensed consolidated balance sheet as of March 31, 2016.

3.	Note Payable

As part of the license arrangements with Spectrum (see Note 2), the Company issued to Spectrum a $1.5 million 0.5% secured promissory note originally due March 17, 2016. The promissory note was recorded initially at its fair value, giving rise to a discount of approximately $136,000; the promissory note is presented as note payable, net of discount in the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2016 and 2015, the Company recognized $7,005 and $22,650 of non-cash interest expense, respectively, related to the amortization of the debt discount, using the effective interest rate method. On September 28, 2015, the Company entered into a First Amendment to Secured Promissory Note (the “Amendment”) with Spectrum. Pursuant to the Amendment, the Company and Spectrum agreed to extend the maturity date of the note to March 17, 2017. All other terms remain the same.

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

The inputs used in measuring the fair value of cash and cash equivalents are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair values are based on period-end statements supplied by the various banks and brokers that held the majority of the Company’s funds. The fair value of short-term financial instruments (primarily accounts receivable, prepaid expenses, accounts payable, accrued expenses, and other current assets and liabilities) approximate their carrying values because of their short-term nature.

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

The following table presents the Company’s financial liabilities accounted for at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 by level within the fair value hierarchy:

	As of March 31, 2016
	Level 1	Level 2	Level 3	Total

Liabilities - Contingent Rights	$-	$-	$7,474,676	$7,474,676

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total

Liabilities - Contingent Rights	$-	$-	$9,395,222	$9,395,222

The following table presents the changes in the Company’s financial liabilities accounted for at fair value on a recurring basis using Level 3 unobservable inputs:

December 31, 2015	$9,395,222
Partial settlement of Contingent Rights	(1,922,312)
Change in fair value of Contingent Rights	1,766
Balance at March 31, 2016	$7,474,676

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis:

The promissory note issued to Spectrum in connection with the license arrangements (see Notes 2 and 3) was initially recorded at its fair value using Level 3 unobservable inputs including primarily the Company’s estimated incremental borrowing rate as provided by a commercial lending institution.

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The Company does not have any non-financial assets and liabilities that are measured at fair value on a recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis:

The Company measures its long-lived assets, including property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No such fair value impairment was recognized for the three months ended March 31, 2016 and 2015.

5.	Stockholders’ Equity

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

On January 15, 2016, the Company completed the Initial Closing and received approximately $10.3 million and yielded approximately $10.2 million after offering expenses. The Initial Closing resulted in the issuance of 8,448,613 shares of Common Stock, priced at $1.19 per share, and 1,689,722 warrants, with a purchase price of $0.125 per warrant. The warrants became exercisable on April 15, 2016 at $1.69 per share exercise price, and will expire on April 15, 2019. The fair value of the warrants issued is $321,047, calculated using the Black-Scholes-Merton valuation model value of $0.19 with a contractual life of 3.25 years, an assumed volatility of 70.1%, and a risk-free interest rate of 1.08%.

The Company and Investors are working to close on the remaining $14.8 million (“Second Closing”) which is expected during the second quarter of 2016. There can be no assurance that the Second Closing will occur.

The Company has granted registration rights to the Investors and has agreed to file a resale registration statement covering the shares of common stock and the shares of common stock underlying the warrants within 120 days of the closing.

6.	Share-Based Compensation

The Company has adopted incentive and nonqualified stock option plans for executive, scientific and administrative personnel of the Company as well as outside directors and consultants. As of March 31, 2016, there are 8,029,283 shares issuable under options previously granted and currently outstanding, with exercise prices ranging from $0.88 to $19.36. In 2016, the Company awarded options to officers and an employee, covering up to 723,000 shares, in which vesting is subject to achievement of certain performance milestones. Options granted under the plans generally vest over periods varying from immediately to one to three years, are not transferable and generally expire ten years from the date of grant. As of March 31, 2016, 623,337 shares remained available for grant under the Company’s 2011 Long-Term Incentive Plan.

The Company records compensation expense associated with stock options and other equity-based compensation in accordance with provisions of authoritative guidance. Compensation costs are recognized over the requisite service period, which is generally the option vesting term of up to three years. Awards with performance conditions will be expensed if it is probable that the performance condition will be achieved. For the three months ended March 31, 2016, $3,870 was expensed for share awards with performance conditions that became probable during that period. There was no expense recorded for share awards with performance conditions during the three months ended March 31, 2015.

The Company’s net loss for the three months ended March 31, 2016 and 2015 includes non-cash compensation expense of $372,103 and $399,374, respectively, related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	THREE MONTH PERIOD ENDED MARCH 31,
	2016	2015
Research and development	$174,925	$208,526
General and administrative	197,178	190,848
Share-based compensation expense	$372,103	$399,374
Net share-based compensation expense, per common share:
Basic and diluted	$0.01	$0.01

The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of stock options granted to employees. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award.

Following are the weighted-average assumptions used in valuing the stock options granted during the three-month periods ended March 31, 2016 and 2015:

	THREE MONTH PERIOD ENDED MARCH 31, 2016	THREE MONTH PERIOD ENDED MARCH 31, 2015
Expected volatility	84.13%	89.34%
Risk-free interest rate	1.39%	1.57%
Expected term of option	5.84 years	5.88 years
Forfeiture rate*	3.00%	3.00%
Expected dividend yield	0.00%	0.00%

* - Authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the three-month periods ended March 31, 2016 and 2015, forfeitures were estimated at 3%.

The weighted average fair value of stock options granted during the three-month periods ended March 31, 2016 and 2015 were $0.61 and $1.18, respectively.

A summary of the Company’s stock option plans and of changes in options outstanding under the plans for the three months ended March 31, 2016 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2016	6,694,744	$1.99
Granted	1,388,000	$0.88
Exercised	-	$-
Expired	(4,500)	$1.30
Forfeited	(48,961)	$1.49
Outstanding at March 31, 2016	8,029,283	$1.80
Vested and expected to vest at March 31, 2016	7,939,345	$1.81
Exercisable at March 31, 2016	5,031,346	$2.15

There were no option exercises during the three months ended March 31, 2016 or 2015.

7.	Income Taxes

At December 31, 2015, the Company had a $3.1 million unrecognized tax benefit. The Company recorded a full valuation allowance on the net deferred tax asset recognized in the consolidated financial statements as of December 31, 2015.

During the three months ended March 31, 2016, there were no material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

The tax returns for all years in the Company’s major tax jurisdictions are not settled as of January 1, 2016; no changes in settled tax years have occurred through March 31, 2016. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

8.	Related Party Transactions

In 2015, the Company began utilizing the services of Crown Biosciences, Inc. (“Crown Bio”) to perform certain research and development testing. The CEO of Crown Bio is also a board member of CASI. The total value of the services is $66,545, of which $0 was payable as of March 31, 2016. The research and development expense recognized for the services provided for the three months ended March 31, 2016 was $8,360. There were no research and development services provided by Crown Bio for the three months ended March 31, 2015.

In October 2015, the Company entered into a material transfer and research agreement with Origene Technologies, Inc. (“Origene”) for certain research materials.  The CEO of Origene is also the Chairman of the Board of CASI.  No materials have been purchased as of March 31, 2016, and there is no minimum commitment associated with this agreement.

9.	New Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact the Company’s condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 supersedes existing lease guidance, including Accounting Standards Codification (ASC) 840 - Leases. Among other things, the new standard requires recognition of a right-of-use asset and liability for future lease payments for contracts that meet the definition of a lease. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. The standard must be applied using a modified retrospective approach. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

In March 2016, the FASB issued an accounting standard update which simplified several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

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

Our pipeline features (1) our lead proprietary drug candidate, ENMD-2076, in multiple Phase 2 clinical trials, (2) MARQIBO®, ZEVALIN® and EVOMELA™, all FDA approved drugs in-licensed from Spectrum for China regional rights, and currently under development by CASI for market approval in China, and (3) proprietary early-stage candidates in preclinical development. We believe our pipeline reflects a risk-balanced approach between products in various stages of development, and between products that we develop ourselves and those that we develop with our partners for the China regional market. We intend to continue building a significant product pipeline of innovative drug candidates that we will commercialize alone in China and with partners for the rest of the world. For ENMD-2076, our current development is focused on niche and orphan indications. For in-licensed products, the Company uses a market-oriented approach to identify pharmaceutical candidates that it believes have the potential for gaining widespread market acceptance, either globally or in China, and for which development can be accelerated under the Company’s drug development strategy.

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

Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $434.3 million.  The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical activities. In September 2015, the Company entered into stock purchase agreements for a $25.1 million strategic financing, the closing of which was subject to certain regulatory and customary closing conditions. In January 2016, the Company completed the first closing and received approximately $10.3 million (“Initial Closing”). The Company and Investors are working to close on the remaining $14.8 million (“Second Closing”) which is expected during the second quarter of 2016. There can be no assurance that the Second Closing will occur. Net proceeds of the closing will be used to further fund its operations, accelerate its clinical and regulatory activities, expand its product pipeline, and support its marketing and commercial planning activities.

As a result of the Initial Closing, the Company believes that it has sufficient resources to fund its operations for at least the twelve months subsequent to March 31, 2016. We intend to continue to exercise tight controls over operating expenditures. In developing drug candidates, we intend to use and leverage resources available to us in both the United States and China. We intend to pursue additional financing opportunities as well as opportunities to raise capital through forms of non- or less- dilutive arrangements, such as partnerships and collaborations with organizations that have capabilities and/or products that are complementary to our capabilities and products in order to continue the development of our product candidates that we intend to pursue to commercialization. However, there can be no assurance that adequate additional financing under such arrangements will be available to us on terms that we deem acceptable, if at all.

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

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Our critical accounting policies, including the items in our financial statements requiring significant estimates and judgments, are as follows:

-	Revenue Recognition - We recognize revenue in accordance with the provisions of authoritative guidance issued, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured.

-	Research and Development - Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Research and development costs are expensed as incurred.

-	Expenses for Clinical Trials – Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the data. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes the enrollment process. Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and when a patient drops out of a trial. Costs that are based on clinical data collection and management are recognized in the reporting period in which services are provided. In the event of early termination of a clinical trial, we accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

-	Stock-Based Compensation – All share-based payment transactions are recognized in the financial statements at their fair values. Compensation expense associated with service, performance, market condition based stock options and other equity-based compensation is recorded in accordance with provisions of authoritative guidance. The fair value of awards whose fair values are calculated using the Black-Scholes option pricing model is generally being amortized on a straight-line basis over the requisite service period and is recognized based on the proportionate amount of the requisite service period that has been rendered during each reporting period. The fair value of awards with market conditions, which are valued using a binomial model, is being amortized based upon the estimated derived service period. Share based awards granted to employees with a performance condition are measured based on the probable outcome of that performance condition during the requisite service period. Such an award with a performance condition will be expensed if it is probable that a performance condition will be achieved. For the three months ended March 31, 2016, $3,870 was expensed for share awards with performance conditions that became probable during that period. For the three months ended March 31, 2016, no expense has been recorded for share awards with performance conditions. Using the straight-line expense attribution method over the requisite service period, which is generally the option vesting term ranging from immediately to one to three years, share-based compensation expense recognized for the three months ended March 31, 2016 and 2015 totaled approximately $372,000 and $399,000, respectively.

The determination of fair value of stock-based payment awards on the date of grant using the Black-Scholes valuation model is affected by our stock price, as well as the input of other subjective assumptions. These assumptions include, but are not limited to, the expected forfeiture rate and expected term of stock options, risk free interest rate and our expected stock price volatility over the term of the awards. Changes in the assumptions can materially affect the fair value estimates.

Any future changes to our share-based compensation strategy or programs would likely affect the amount of compensation expense recognized.

-	Fair Value Measurements – At each reporting period, we perform a detailed analysis of our assets and liabilities that are measured at fair value. All assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3 in accordance with the hierarchy established by U.S. GAAP. As of March 31, 2016, we remeasured the Contingent Rights and will continue to do so at every balance sheet date until settlement. In measuring the fair value of both financial instruments we used Level 3 unobservable inputs, including such inputs as our estimated borrowing rate and our future capital requirements, and the timing, probability, size and characteristics of those capital raises, among other inputs.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2016 and March 31, 2015.

Revenues and Cost of Product Sales. Revenues were approximately $23,700 for the three months ended March 31, 2015. There was no revenue recorded for the three months ended March 31, 2016. Our product sales in 2015 related to the dosing of Zevalin to one patient in Hong Kong for compassionate use purposes. The cost of this sale for the three months ended March 31, 2015 was $6,259 and includes the cost of the Zevalin Kit and Isotope purchase.

Research and Development Expenses. Our research and development expenses for the three months ended March 31, 2016 totaled approximately $1,019,000 and $865,000 for the corresponding 2015 period. Included in our R&D expenses for the three-month period ended March 31, 2016 are direct project costs of $397,000 for ENMD-2076 and $152,000 for preclinical development activities in China. The 2015 research and development expenses for the comparable period included $231,000 for ENMD-2076 and $153,000 for preclinical development activities in China. The overall increase in research and development costs in the three month period ended March 31, 2016, as compared to same period in 2015, primarily reflects higher clinical trial costs in 2016 due to an increase in start-up costs and patient enrollment associated with the fibrolamellar carcinoma (FLC) trial.

At March 31, 2016, and, since acquired, accumulated direct project expenses for ENMD-2076 totaled $26,357,000, and for preclinical development activities in China, accumulated project expenses totaled $1,365,000. Our research and development expenses also include non-cash stock-based compensation totaling $175,000 for the three-months ended March 31, 2016 and $209,000 for the corresponding 2015 period. The balance of our research and development expenditures includes facility costs and other departmental overhead, regulatory expenses associated with import drug registration applications in China for the drugs in-licensed from Spectrum, and expenditures related to the non-clinical support of our programs.

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

Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Overall research and development expenses increased to $1,019,000 during the three-months ended March 31, 2016 from $865,000 for the corresponding period in 2015. The fluctuations in research and development expenditures during the three-months ended March 31, 2016 were specifically impacted by the following:

-	Outside Services – In the three-month period ended March 31, 2016, we expended $80,000 on outside service activities versus $70,000 in the same 2015 period. The increase in 2016 as compared to 2015 reflects regulatory costs associated with the import drug registration applications in China for the drugs in-licensed from Spectrum.

-	Clinical Trial Costs – Clinical trial costs, which include clinical site fees, monitoring costs and data management costs, increased to $270,000 in the three months ended March 31, 2016 from $97,000 in the three-month period ended March 31, 2015. This increase primarily relates to patient enrollment costs associated with our Phase 2 clinical trials in FLC and advanced ovarian clear cell carcinomas (OCCC) during the 2016 period.

-	Contract Manufacturing Costs – The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, product release costs and storage fees. Contract manufacturing costs for the three months ended March 31, 2016 decreased to $19,000 from $85,000 during the same period in 2015 as a result of the timing of stability studies for ENMD-2076 and 2ME2 manufacturing costs incurred in 2015.

-	Personnel Costs – Personnel costs increased to $477,000 in the three-month period ended March 31, 2016 from $423,000 in the corresponding 2015 period. This variance is attributed to an increase in salary and benefit costs associated with employees in China.

-	Also reflected in our 2016 research and development expenses for the three-month period ended March 31, 2016 are outsourced consultant costs of $81,000 and facility and related expenses of $100,000. In the corresponding 2015 period, these expenses totaled $36,000 and $75,000, respectively. The variance in outsourced consultant costs reflects the timing of clinical trial management, including site visits, and regulatory activities. The increase in expenses in facilities and related expenses in 2016 resulted from leased laboratory space in China as well as new office space in China.

General and Administrative Expenses. General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services, patent costs and facilities.

General and administrative expenses decreased to $765,000 in the three-month period ended March 31, 2016 from $925,000 in the corresponding 2015 period. The decrease is primarily related to higher travel and outside professional fees associated with business development and investor relations activities during the 2015 period.

Interest expense, net. Interest expense, net for three months ended March 31, 2016 and 2015 was $8,768 and $24,197, respectively. This includes interest on our note payable of $1,875 for both periods; non-cash interest of $7,005 and $22,650, respectively, representing the amortization of the debt discount; offset by interest income of $112 and $328, respectively.

Change in fair value of contingent rights. The Contingent Rights issued to Spectrum in connection with the license arrangements are considered derivative liabilities and were recorded initially at their estimated fair value, and are marked to market each reporting period until settlement. The change in fair value of the Contingent Rights for the three months ended March 31, 2016 and 2015 was $1,766 and $6,798, respectively.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses in 2016 and the foreseeable future before we commercialize any products. Based on our current plans, we expect our current available cash and cash equivalents to meet our cash requirements for at least the twelve months subsequent to March 31, 2016.

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

At March 31, 2016, we had cash of $13,944,509 with working capital of $11,850,270.

FINANCING ACTIVITIES

As discussed above, on January 15, 2016, the Company completed the Initial Closing and received approximately $10.3 million and yielded approximately $10.2 million after offering expenses. The Initial Closing resulted in the issuance of 8,448,613 shares of Common Stock, priced at $1.19 per share, and 1,689,722 warrants, with a purchase price of $0.125 per warrant. The warrants became exercisable on April 15, 2016 at $1.69 per share exercise price, and will expire on April 15, 2019. The fair value of the warrants issued is $321,047, calculated using the Black-Scholes-Merton valuation model value of $0.19 with a contractual life of 3.25 years, an assumed volatility of 70.1%, and a risk-free interest rate of 1.08%.

The Company and Investors are working to close on the remaining $14.8 million which is expected during the second quarter of 2016. There can be no assurance that the Second Closing will occur or will occur within our expected timeline.

INFLATION AND INTEREST RATE CHANGES

Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of March 31, 2016.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of March 31, 2016 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, unless otherwise disclosed herein, are material.

ITEM 1A.   RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of CASI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and the information under “Special Note Regarding Forward-Looking Statements” included in this report. There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   REMOVED AND RESERVED

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Principal Accounting Officer*
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three months ended March 31, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Three months ended March 31, 2016 and 2015 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASI PHARMACEUTICALS, INC.
(Registrant)

Date: May 13, 2016	/s/ Ken K. Ren
Ken K. Ren
Chief Executive Officer

Date: May 13, 2016	/s/ Sara B. Capitelli
Sara B. Capitelli
Principal Accounting Officer

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Principal Accounting Officer*
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three months ended March 31, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Three months ended March 31, 2016 and 2015 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

* Filed Herewith

