Form 10-Q
period 2016-09-30
CASI Pharmaceuticals, Inc.
filed 2016-11-14
CIK 895051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES    ☐   NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at November 7, 2016
Common Stock $.01 Par Value	60,196,574

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CASI Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$24,137,329	$5,131,114
Prepaid expenses and other	401,080	438,231
Total current assets	24,538,409	5,569,345

Property and equipment, net	184,090	218,796
Other assets	34,485	38,174
Total assets	$24,756,984	$5,826,315

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$918,892	$884,100
Accrued liabilities	161,978	169,464
Note payable, net of discount	1,485,985	-
Total current liabilities	2,566,855	1,053,564

Note payable, net of discount	-	1,464,970
Contingent rights derivative liability	6,167,142	9,395,222
Total liabilities	8,733,997	11,913,756

Commitments and contingencies

Stockholders’ equity (deficit):
Convertible preferred stock, $1.00 par value; 5,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2016 and December 31, 2015	-	-
Common stock, $.01 par value: 170,000,000 shares authorized; 49,537,267 and 32,525,356 shares issued at September 30, 2016 and December 31, 2015, respectively	495,371	325,252
Common stock to be issued	6,274,000	-
Additional paid-in capital	456,545,927	434,099,890
Treasury stock, at cost: 79,545 shares held	(8,034,244)	(8,034,244)
Accumulated deficit	(439,258,067)	(432,478,339)
Total stockholders’ equity (deficit)	16,022,987	(6,087,441)
Total liabilities and stockholders’ equity (deficit)	$24,756,984	$5,826,315

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues:
Product sales	$-	$-	$-	$47,712

Costs and expenses:
Cost of product sales	-	-	-	6,274
Research and development	1,013,929	942,338	3,395,362	3,030,648
General and administrative	676,927	673,910	3,356,804	2,459,024
	1,690,856	1,616,248	6,752,166	5,495,946

Interest expense, net	5,614	24,346	23,140	72,836
Change in fair value of contingent rights	(2,978)	(35,690)	4,422	(17,346)

Net loss	$(1,693,492)	$(1,604,904)	$(6,779,728)	$(5,503,724)

Net loss per share (basic and diluted)	$(0.03)	$(0.05)	$(0.15)	$(0.17)
Weighted average number of common shares outstanding (basic and diluted)	49,227,983	32,445,811	44,132,599	32,445,811

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,779,728)	$(5,503,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,963	50,771
Net gain on disposal of assets	(12,461)	-
Stock-based compensation expense	2,201,401	1,193,419
Non-cash interest	21,015	67,950
Change in fair value of contingent rights	4,422	(17,346)
Changes in operating assets and liabilities:
Accounts receivable	-	23,727
Prepaid expenses and other	40,840	(88,997)
Accounts payable	34,793	46,645
Accrued liabilities	(7,486)	5,285
Net cash used in operating activities	(4,449,241)	(4,222,270)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of furniture and equipment	158,446	-
Purchases of furniture and equipment	(159,244)	(23,729)
Net cash used in investing activities	(798)	(23,729)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance costs	(72,087)	-
Proceeds from sale of common stock	17,254,341
Proceeds from sale of common stock to be issued	6,274,000	-
Net cash provided by financing activities	23,456,254	-

Net increase (decrease) in cash and cash equivalents	19,006,215	(4,245,999)
Cash and cash equivalents at beginning of period	5,131,114	10,669,919
Cash and cash equivalents at end of period	$24,137,329	$6,423,920

Supplemental disclosure of cash flow information:

Non-cash financing activity:
Partial settlement of contingent rights derivative	$3,232,502	$-

See accompanying condensed notes.

CASI PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 (unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of CASI Pharmaceuticals, Inc. and its subsidiaries (“CASI” or “the Company”), Miikana Therapeutics, Inc. (“Miikana”) and CASI Pharmaceuticals (Beijing) Co., Ltd. (“CASI China”). The Company previously operated under a different name prior to restructuring its business in 2012 in connection with an investment led by one of the Company’s largest stockholders. CASI China is a non-stock Chinese entity with 100% of its interest owned by CASI. CASI China received approval for a business license from the Beijing Industry and Commercial Administration in August 2012 and has operating facilities in Beijing. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such condensed consolidated financial statements do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying December 31, 2015 financial information was derived from the Company’s audited financial statements in the Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in its Form 10-K for the year ended December 31, 2015.

Liquidity Risks and Management’s Plans

Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $439.3 million.   The Company restructured its business in 2012 in connection with an investment led by one of the Company’s largest stockholders, followed by implementation of a name change to reflect its core mission and business strategy. The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical activities. In September 2015, the Company entered into stock purchase agreements for a $25.1 million strategic financing, the closing of which was subject to certain regulatory and customary conditions. In January 2016, the Company completed the first closing and received approximately $10.3 million (“First Closing”). In June 2016, the Company completed the second closing and received approximately $6.0 million (“Second Closing”). In July 2016, the Company completed the third closing and received $1.0 million (“Third Closing”). In October 2016, the Company completed the final closing and received $7.8 million (“Final Closing”), together these closings are referred to as the Closings (see Note 5). The Final Closing included an investment from ETP Precision Medicine, LLC, a healthcare investment fund of which the Company’s Chairman serves as managing member. On October 24, 2016, the Company entered into and closed on a stock purchase agreement in a private placement with an accredited investor and received $3.0 million (“October Offering”) (see Note 5). Net proceeds of the Closings and the October Offering will be used to further fund the Company’s operations, accelerate its clinical and regulatory activities, expand its product pipeline, and support its marketing and commercial planning activities. As a result of the Closings and the October Offering, the Company believes that it has sufficient resources to fund its operations for at least the twelve months subsequent to September 30, 2016. As of September 30, 2016, approximately $6.2 million of the Company’s cash balance was held by CASI China. The Company intends to continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements in China to support the Company’s dual-country approach to drug development.

2.	License Arrangements and Acquisition of In-Process Research and Development

In September 2014, the Company acquired certain product rights and perpetual exclusive licenses from Spectrum Pharmaceuticals, Inc. and certain of its affiliates (together referred to as “Spectrum”) to develop and commercialize the following commercial oncology drugs and drug candidates in the greater China region (which includes China, Taiwan, Hong Kong and Macau) (the “Territories”):

•	MARQIBO® (vinCRIStine sulfate LIPOSOME injection) (“Marqibo”);
•	ZEVALIN® (ibritumomab tiuxetan) (“Zevalin”); and
•	EVOMELA® (melphalan) for Injection (“Evomela”).

CASI is responsible for developing and commercializing these three drugs in the Territories, including the submission of import drug registration applications and conducting confirmatory clinical trials as needed.

The Company is in various stages of the regulatory and development process to obtain marketing approval for MARQIBO®, ZEVALIN® and EVOMELA® in its territorial region, with ZEVALIN® commercially available in Hong Kong. In January 2016, the China Food and Drug Administration (CFDA) accepted for review the Company’s import drug registration application for MARQIBO® and currently is in the quality testing phase of the regulatory review. On March 10, 2016, Spectrum received notification from the U.S. Food and Drug Administration (FDA) of the grant of approval of its New Drug Application (NDA) for EVOMELA® primarily for use as a high-dose conditioning treatment prior to hematopoietic progenitor (stem) cell transplantation in patients with multiple myeloma. The Company is working with its partner to finalize the CFDA submission for EVOMELA® and expects to file by the end of 2016.

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

The Contingent Rights provide Spectrum with the option to acquire, at a strike price of par value, a variable number of additional shares of common stock that allows Spectrum to maintain its fully-diluted ownership percentage for a certain time period and under certain terms and conditions. These Contingent Rights will expire on the earlier of raising an aggregate of $50 million or September 17, 2019 (subject to possible extension only for certain outstanding derivative securities). Based on the terms and conditions of the Contingent Rights, the Company has determined that the Contingent Rights are a derivative financial instrument that is not indexed to its common stock and therefore is required to be accounted for at fair value, initially and on a recurring basis. The fair value of the Contingent Rights was measured using Level 3 unobservable inputs; the unobservable inputs include estimates of the Company’s future capital requirements, and the timing, probability, size and characteristics of those capital raises, among other inputs. The total estimated fair value of the Contingent Rights was $6,167,142 and $9,395,222 as of September 30, 2016 and December 31, 2015, respectively; the change in fair value (see Note 4) is reflected as change in fair value of contingent rights in the accompanying condensed consolidated statements of operations.

As a result of the First Closing (see Note 5), Spectrum exercised its Contingent Rights and the Company issued Spectrum 1,688,877 shares of common stock in February 2016. As a result of the Second Closing (see Note 5), Spectrum exercised its Contingent Rights and the Company issued Spectrum 980,732 shares of common stock in July 2016. As a result of the Third Closing (see Note 5), Spectrum exercised its Contingent Rights and the Company issued Spectrum 164,526 shares of common stock in July 2016. The Company recorded a reduction to the contingent rights derivative liability and an increase to additional paid-in capital of $3,232,502 related to the partial settlement of the contingent rights derivative as a result of the First Closing, Second Closing and Third Closing, which is reflected in the accompanying condensed consolidated balance sheet as of September 30, 2016.

As a result of the Final Closing and the October Offering (see Note 5), Spectrum exercised its Contingent Rights and the Company issued Spectrum 1,789,062 shares of common stock in October 2016. In October 2016, the Company will record a reduction to the contingent rights derivative liability and an increase to additional paid-in-capital of $2,047,243 which will be reflected in the Company’s December 31, 2016 consolidated financial statements.

3.	Note Payable

As part of the license arrangements with Spectrum (see Note 2), the Company issued to Spectrum a $1.5 million 0.5% secured promissory note originally due March 17, 2016. The promissory note was recorded initially at its fair value, giving rise to a discount of approximately $136,000; the promissory note is presented as note payable, net of discount in the accompanying condensed consolidated balance sheets. For the nine months ended September 30, 2016 and 2015, the Company recognized $21,015 and $67,950 of non-cash interest expense, respectively, related to the amortization of the debt discount, using the effective interest method. On September 28, 2015, the Company entered into a First Amendment to Secured Promissory Note (the “Amendment”) with Spectrum. Pursuant to the Amendment, the Company and Spectrum agreed to extend the maturity date of the note to March 17, 2017. All other terms remain the same.

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

The following table presents the Company’s financial liabilities accounted for at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 by level within the fair value hierarchy:

	As of September 30, 2016
	Level 1	Level 2	Level 3	Total

Liabilities - Contingent Rights	$-	$-	$6,167,142	$6,167,142

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total

Liabilities - Contingent Rights	$-	$-	$9,395,222	$9,395,222

The following table presents the changes in the Company’s financial liabilities accounted for at fair value on a recurring basis using Level 3 unobservable inputs:

December 31, 2015	$9,395,222
Partial settlement of Contingent Rights	(3,232,502)
Change in fair value of Contingent Rights	4,422
Balance at September 30, 2016	$6,167,142

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

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis:

The Company measures its long-lived assets, including property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No such fair value impairment was recognized for the nine months ended September 30, 2016 and 2015.

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

The offering closed after satisfaction of certain regulatory and customary closing conditions, with the net proceeds subject to payment of offering expenses, including fees and expenses.

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

On June 24, 2016, the Company completed the Second Closing and received approximately $6.0 million. The Second Closing resulted in the issuance of 4,906,118 shares of Common Stock, priced at $1.19 per share, and 981,223 warrants, with a purchase price of $0.125 per warrant. The warrants became exercisable on September 23, 2016 at $1.69 per share exercise price, and will expire on September 23, 2019. The fair value of the warrants issued is $431,738, calculated using the Black-Scholes-Merton valuation model value of $0.44 with a contractual life of 3.25 years, an assumed volatility of 70.4%, and a risk-free interest rate of 0.76%.

On July 5, 2016, the Company completed the Third Closing and received $1.0 million. The Third Closing resulted in the issuance of 823,045 shares of Common Stock, priced at $1.19 per share, and 164,609 warrants, with a purchase price of $0.125 per warrant. The warrants became exercisable on October 4, 2016 at $1.69 per share exercise price, and will expire on October 4, 2019. The fair value of the warrants issued is $67,490, calculated using the Black-Scholes-Merton valuation model value of $0.41 with a contractual life of 3.25 years, an assumed volatility of 70.6%, and a risk-free interest rate of 0.66%.

On October 3, 2016, the Company completed the Final Closing and received $7.8 million. The Final Closing resulted in the issuance of 6,480,655 shares of Common Stock, priced at $1.19 per share, and 1,296,129 warrants, with a purchase price of $0.125 per warrant. The warrants will become exercisable on January 2, 2017 at $1.69 per share exercise price, and will expire on January 2, 2020. The fair value of the warrants issued is $544,374, calculated using the Black-Scholes-Merton valuation model value of $0.42 with a contractual life of 3.25 years, an assumed volatility of 71.4%, and a risk-free interest rate of 0.91%. The Company received approximately $6.3 million of the $7.8 million proceeds from the Final Closing as of September 30, 2016 which is reflected as common stock to be issued on the September 30, 2016 condensed consolidated balance sheet.

 The Company granted registration rights to the Investors and agreed to file a resale registration statement covering the shares of common stock and the shares of common stock underlying the warrants within 120 days of the Final Closing.

As described in Note 1, on October 24, 2016, the Company entered into and closed on a stock purchase agreement with an accredited investor, pursuant to which the Company agreed to sell to the investor in a private placement an aggregate of 2,469,135 shares of the Company’s Common Stock, priced at $1.190 per share, and 493,827 warrants, representing a 20% warrant coverage, with a purchase price of $0.125 per whole warrant share, for aggregate gross proceeds to the Company of $3.0 million. The warrants will become exercisable on January 23, 2017 at $1.69 per share exercise price, and will expire on January 23, 2020. The fair value of the warrants issued in the October Offering is $306,173, calculated using the Black-Scholes-Merton valuation model value of $0.62 with a contractual life of 3.25 years, an assumed volatility of 72.2%, and a risk-free interest rate of 1.00%.

The Company granted registration rights to the investor and agreed to file a resale registration statement covering the shares of common stock and the shares of common stock underlying the warrants within 120 days of the closing of the transaction.

6.	Share-Based Compensation

The Company has adopted incentive and nonqualified stock option plans for executive, scientific and administrative personnel of the Company as well as outside directors and consultants. In June 2016, the Company’s shareholders approved an amendment to the 2011 Long-Term Incentive Plan, increasing the number of shares reserved for issuance from 8,230,000 to 11,230,000 shares of common stock to be available for grants and awards. As of September 30, 2016, there are 9,067,244 shares issuable under options previously granted and currently outstanding, with exercise prices ranging from $0.86 to $17.38. In 2016, the Company awarded options to officers and employees, covering up to 873,000 shares, in which vesting is subject to achievement of certain performance milestones. Options granted under the plans generally vest over periods varying from immediately to one to three years, are not transferable and generally expire ten years from the date of grant. As of September 30, 2016, 2,554,019 shares remained available for grant under the Company’s 2011 Long-Term Incentive Plan.

The Company records compensation expense associated with stock options and other equity-based compensation in accordance with provisions of authoritative guidance. Compensation costs are recognized over the requisite service period, which is generally the option vesting term of up to three years. Awards with performance conditions will be expensed if it is probable that the performance condition will be achieved. For the nine months ended September 30, 2016, $10,100 was expensed for share awards with performance conditions that became probable during that period. There was no expense recorded for share awards with performance conditions during the nine months ended September 30, 2015.

The Company’s net loss for the nine months ended September 30, 2016 and 2015 includes non-cash compensation expense of $2,201,401 and $1,193,419, respectively, related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	NINE MONTH PERIOD ENDED SEPTEMBER 30,
	2016	2015
Research and development	$578,626	$569,791
General and administrative	1,622,775	623,628
Share-based compensation expense	$2,201,401	$1,193,419
Net share-based compensation expense, per common share:
Basic and diluted	$0.05	$0.04

The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of stock options granted to employees. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award.

Following are the weighted-average assumptions used in valuing the stock options granted during the nine-month periods ended September 30, 2016 and 2015:

	NINE MONTH PERIOD ENDED SEPTEMBER 30,
	2016	2015
Expected volatility	83.03%	85.28%
Risk-free interest rate	1.31%	1.58%
Expected term of option	5.41 years	5.67 years
Forfeiture rate*	3.00%	3.00%
Expected dividend yield	0.00%	0.00%

* - Authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the nine-month periods ended September 30, 2016 and 2015, forfeitures were estimated at 3%.

The weighted average fair value of stock options granted during the nine-month periods ended September 30, 2016 and 2015 were $0.75 and $1.02, respectively.

A summary of the Company’s stock option plans and of changes in options outstanding under the plans for the nine months ended September 30, 2016 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2016	6,694,744	$1.99
Granted	3,336,357	$0.95
Exercised	-	$-
Expired	(836,062)	$2.20
Forfeited	(127,795)	$1.33
Outstanding at September 30, 2016	9,067,244	$1.60
Vested and expected to vest at September 30, 2016	8,968,117	$1.61
Exercisable at September 30, 2016	5,763,002	$1.90

There were no option exercises during the three or nine months ended September 30, 2016 or 2015.

7.	Income Taxes

At December 31, 2015, the Company had a $3.1 million unrecognized tax benefit. The Company recorded a full valuation allowance on the net deferred tax asset recognized in the consolidated financial statements as of December 31, 2015.

During the nine months ended September 30, 2016, there were no material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

The tax returns for all years in the Company’s major tax jurisdictions are not settled as September 30, 2016. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

8.	Related Party Transactions

In June 2016, under a supply agreement with Spectrum, the Company received a shipment of MARQIBO® in China for quality testing purposes to support CASI’s application for import drug registration. The CEO of Spectrum is also a board member of CASI. The total cost of the materials was $133,770 which is included in research and development expense for the nine months ended September 30, 2016.

In 2015, the Company began utilizing the services of Crown Biosciences, Inc. (“Crown Bio”) to perform certain research and development testing. The CEO of Crown Bio is also a board member of CASI. The total value of the services is $66,545, of which $16,648 was payable as of September 30, 2016. The research and development expense recognized for the services provided for the nine months ended September 30, 2016 and 2015 was $28,648 and $24,750, respectively.

In October 2015, the Company entered into a material transfer and research agreement with Origene Technologies, Inc. (“Origene”) for certain research materials.  The CEO of Origene is also the Chairman of the Board of CASI.  No materials have been purchased as of September 30, 2016, and there is no minimum commitment associated with this agreement.

As described in Note 1, in January, June, July and October 2016, the Company conducted a series of closings for a $25.1 million financing previously announced in September 2015. Participants in the offering included ETP Precision Medicine, LLC, a healthcare investment fund. The managing member of ETP Precision Medicine, LLC is also the Chairman of the Company.

9.	New Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact the Company’s condensed consolidated financial statements.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern. The new standard requires management to evaluate on a regular basis whether any conditions or events have arisen that could raise substantial doubt about the entity’s ability to continue as a going concern. The guidance 1) provides a definition for the term “substantial doubt,” 2) requires an evaluation every reporting period, interim periods included, 3) provides principles for considering the mitigating effect of management’s plans to alleviate the substantial doubt, 4) requires certain disclosures if the substantial doubt is alleviated as a result of management’s plans, 5) requires an express statement, as well as other disclosures, if the substantial doubt is not alleviated, and 6) requires an assessment period of one year from the date the financial statements are issued.  The standard is effective for the Company’s reporting year beginning January 1, 2017 and early adoption is not permitted. The Company does not expect that this new accounting pronouncement will have an impact on its financial statements.

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

In November 2015, the FASB issued new guidance on the balance sheet classification of deferred taxes. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The accounting standard is effective for public business entities for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is permitted. The Company has not yet adopted this pronouncement but does not expect it to have any impact on its consolidated financial statements.

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

In March 2016, the FASB issued an accounting standard update which simplified several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The Company does not expect that the adoption of this ASU will have a material impact on its financial statements.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows where diversity in practice exists. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and earlier adoption is permitted. The Company is currently evaluating the effect that the updated standard will have on its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We are a late-stage biopharmaceutical company focused on the acquisition, development and commercialization of innovative therapeutics addressing cancer and other unmet medical needs for the global market, with a focus on delivering innovative drugs to China. We intend to execute our plan to become a leading fully-integrated pharmaceutical company conducting clinical development activities internationally, primarily in China, U.S. Canada, and commercialize in China, and with partners for the rest of the world.

Our pipeline features (1) our lead proprietary drug candidate, ENMD-2076, in multiple Phase 2 clinical trials, (2) MARQIBO®, ZEVALIN® and EVOMELA®, all FDA approved drugs in-licensed from Spectrum for China regional rights, and currently in various stages in the regulatory process for market approval in China, and (3) proprietary early-stage candidates in preclinical development. We believe our pipeline reflects a risk-balanced approach between products in various stages of development, and between products that we develop ourselves and those that we develop with our partners for the China regional market. We intend to continue building a significant product pipeline of innovative drug candidates that we will commercialize alone in China and with partners for the rest of the world. For ENMD-2076, our current development is focused on niche and orphan indications. For in-licensed products, the Company uses a market-oriented approach to identify pharmaceutical candidates that it believes have the potential for gaining widespread market acceptance, either globally or in China, and for which development can be accelerated under the Company’s drug development strategy.

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

Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $439.3 million.  The Company restructured its business in 2012 in connection with an investment led by one of the Company’s largest stockholders, followed by implementation of a name change to reflect its core mission and business strategy.  The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical activities. In September 2015, the Company entered into stock purchase agreements for a $25.1 million strategic financing, the closing of which was subject to certain regulatory and customary conditions. In January 2016, the Company completed the first closing and received approximately $10.3 million (“First Closing”). In June 2016, the Company completed the second closing and received approximately $6.0 million (“Second Closing”). In July 2016, the Company completed the third closing and received $1.0 million (“Third Closing”). In October 2016, the Company completed the final closing and received $7.8 million (“Final Closing”), together these closings are referred to as the Closings. On October 24, 2016, the Company entered into and closed on a stock purchase agreement in a private placement with an accredited investor and received $3.0 million (“October Offering”). Net proceeds of the Closings and the October Offering will be used to further fund the Company’s operations, accelerate its clinical and regulatory activities, expand its product pipeline, and support its marketing and commercial planning activities.

As a result of the Closings and the October Offering, the Company believes that it has sufficient resources to fund its operations for at least the twelve months subsequent to September 30, 2016. We intend to continue to exercise tight controls over operating expenditures. In developing drug candidates, we intend to use and leverage resources available to us in both the United States and China. We intend to pursue additional financing opportunities as well as opportunities to raise capital through forms of non- or less- dilutive arrangements, such as partnerships and collaborations with organizations that have capabilities and/or products that are complementary to our capabilities and products in order to continue the development of our product candidates that we intend to pursue to commercialization. However, there can be no assurance that adequate additional financing under such arrangements will be available to us on terms that we deem acceptable, if at all.

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

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Our critical accounting policies, including the items in our financial statements requiring significant estimates and judgments, are as follows:

-	Revenue Recognition – We recognize revenue in accordance with the provisions of authoritative guidance issued, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured.

-	Research and Development – Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Research and development costs are expensed as incurred.

-	Expenses for Clinical Trials – Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the data. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes the enrollment process. Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and when a patient drops out of a trial. Costs that are based on clinical data collection and management are recognized in the reporting period in which services are provided. In the event of early termination of a clinical trial, we accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

-	Stock-Based Compensation – All share-based payment transactions are recognized in the consolidated financial statements at their fair values. Compensation expense associated with service, performance, market condition-based stock options and other equity-based compensation is recorded in accordance with provisions of authoritative guidance. The fair value of awards whose fair values are calculated using the Black-Scholes option pricing model is generally being amortized on a straight-line basis over the requisite service period and is recognized based on the proportionate amount of the requisite service period that has been rendered during each reporting period. The fair value of awards with market conditions, which are valued using a binomial model, is being amortized based upon the estimated derived service period. Share-based awards granted to employees with a performance condition are measured based on the probable outcome of that performance condition during the requisite service period. Such an award with a performance condition will be expensed if it is probable that a performance condition will be achieved. For the nine months ended September 30, 2016, $10,100 was expensed for share awards with performance conditions that became probable during that period. For the nine months ended September 30, 2015, no expense was recorded for share awards with performance conditions. Using the straight-line expense attribution method over the requisite service period, which is generally the option vesting term ranging from immediately to one to three years, share-based compensation expense recognized for the nine months ended September 30, 2016 and 2015 totaled approximately $2,201,000 and $1,193,000, respectively.

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

Any future changes to our share-based compensation strategy or programs would likely affect the amount of compensation expense recognized.

-	Fair Value Measurements – At each reporting period, we perform a detailed analysis of our assets and liabilities that are measured at fair value. All assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3 in accordance with the hierarchy established by U.S. GAAP. As of September 30, 2016, we remeasured the Contingent Rights and will continue to do so at every balance sheet date until settlement. In measuring the fair value of both financial instruments we used Level 3 unobservable inputs, including such inputs as our estimated borrowing rate and our future capital requirements, and the timing, probability, size and characteristics of those capital raises, among other inputs.

RESULTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2016 and September 30, 2015.

Revenues and Cost of Product Sales. Revenues for the nine months ended September 30, 2015 were approximately $48,000. There was no revenue recorded for the three months ended September 30, 2015 and the three and nine months ended September 30, 2016. Our product sales in 2015 related to the dosing of Zevalin to patients in Hong Kong. The cost of sales for the nine months ended September 30, 2015 was $6,274 and includes the cost of the Zevalin Kit and Isotope purchase.

Research and Development Expenses. Our research and development expenses for the three and nine months ended September 30, 2016 totaled approximately $1,014,000 and $3,395,000, respectively. Research and development expenses for the corresponding 2015 periods were $942,000 and $3,031,000, respectively. Included in our R&D expenses for the three-month period ended September 30, 2016 are direct project costs of $452,000 for ENMD-2076, $65,000 for drugs in-licensed from Spectrum, and $229,000 for preclinical development activities in China. The 2015 research and development expenses for the comparable period included $328,000 for ENMD-2076, $115,000 for drugs in-licensed from Spectrum, and $176,000 for preclinical development activities in China. Research and development expenses totaling $3,395,000 for the nine-month period ended September 30, 2016 included direct project costs of $1,269,000 related to ENMD-2076, $375,000 for drugs in-licensed from Spectrum, and $585,000 for preclinical development activities in China. The 2015 research and development expenses for the comparable period totaled $3,031,000 and included $1,144,000 for ENMD-2076, 258,000 for drugs in-licensed from Spectrum, and $584,000 for preclinical development activities in China. The overall increase in research and development costs in the three and nine month periods ended September 30, 2016, as compared to same periods in 2015, reflects increased patient enrollment costs associated with our Phase 2 clinical trial in fibrolamellar carcinoma (FLC).

At September 30, 2016, and, since acquired, accumulated direct project expenses for ENMD-2076 totaled $27,229,000, $761,000 for drugs in-licensed from Spectrum, and for preclinical development activities in China, accumulated project expenses totaled $1,798,000. Our research and development expenses also include non-cash stock-based compensation totaling $61,000 and $579,000 for the three and nine months ended September 30, 2016, respectively, and $148,000 and $570,000 for the corresponding 2015 periods, respectively. The balance of our research and development expenditures includes facility costs and other departmental overhead, and expenditures related to the non-clinical support of our programs.

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

Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Overall research and development expenses increased to $1,014,000 during the three-months ended September 30, 2016 from $942,000 for the corresponding period in 2015. Research and development expenses increased to $3,395,000 during the nine months ended September 30, 2016 from $3,031,000 for the corresponding period in 2015. The fluctuations in research and development expenditures during the three and nine months ended September 30, 2016 were specifically impacted by the following:

-	Outside Services – In the three-month period ended September 30, 2016, we expended $58,000 on outside service activities versus $75,000 in the same 2015 period. The decrease in 2016 as compared to 2015 reflects higher regulatory costs in 2015 associated with the import drug registration applications in China for the drugs in-licensed from Spectrum. For the nine-month period ended September 30, 2016 outside services were $175,000 compared to $171,000 for the same 2015 period.

-	Clinical Trial Costs – Clinical trial costs, which include clinical site fees, monitoring costs and data management costs, increased to $340,000 in the three months ended September 30, 2016 from $174,000 in the three-month period ended September 30, 2015. Clinical trial costs for the nine-month period ended September 30, 2016 increased to $899,000 from $683,000 for the comparable 2015 period. This increase primarily relates to patient costs and clinical trial management costs associated with our Phase 2 clinical trial in FLC during the 2016 period.

-	Contract Manufacturing Costs – The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, product release costs and storage fees. Contract manufacturing costs for the three months ended September 30, 2016 increased to $24,000 from $15,000 during the same period in 2015. For the nine-month period ended September 30, 2016, manufacturing costs increased to $196,000 from $142,000 for the comparable 2015 period. The increase primarily reflects costs associated with the purchase of MARQIBO® in China for quality testing purposes to support CASI’s application for import drug registration in June 2016.

-	Personnel Costs – Personnel costs decreased to $367,000 in the three-month period ended September 30, 2016 from $413,000 in the corresponding 2015 period. This variance is primarily attributed to a decrease in non-cash stock-based compensation expense of $87,000 during the 2016 period. For the nine-month period ended September 30, 2016, personnel costs increased in 2016 to $1,439,000 from $1,289,000 for the corresponding 2015 period. This variance is attributed to increased salary and benefit costs associated with employees in China.

-	Also reflected in our 2016 research and development expenses for the three-month period ended September 30, 2016 are outsourced consultant costs of $71,000 and facility and related expenses of $73,000. In the corresponding 2015 period, these expenses totaled $87,000 and $111,000, respectively. For the nine-month period ended September 30, 2016, outsourced consultant costs were $231,000 and facility and related expenses were $251,000. In the corresponding 2015 period, these expenses totaled $207,000 and $286,000, respectively. The variance in outsourced consultant costs reflect the timing of clinical trial management, including site visits, and regulatory activities. The decrease in facility and related expenses in the 2016 period relates to a decrease in leased lab equipment in China during that period.

General and Administrative Expenses. General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, board of directors, professional services, patent costs and facilities.

General and administrative expenses increased slightly to $677,000 in the three-month period ended September 30, 2016 from $674,000 in the corresponding 2015 period. The increase in the third quarter of 2016, compared to the 2015 period, is primarily related to an increase in salary and benefits associated with a new business development employee in the U.S. during the 2016 period, offset by a decrease in outside professional fees. For the nine-month period ended September 30, 2016, general and administrative expenses increased in 2016 to $3,357,000 from $2,459,000 for the corresponding 2015 period. The increase in the 2016 period, compared to the 2015 period is primarily related to an increase in stock-based compensation expense of $999,000 primarily related to stock options awarded in connection with the closings of the Company’s strategic financing in 2016, as well as an increase in salary and benefits associated with a new business development employee in the U.S. during the 2016 period. This increase was offset by decreases in outside professional fees and travel related costs associated with business development and investor relations activities during the 2015 period.

Interest expense, net. Interest expense, net for three months ended September 30, 2016 and 2015 was $5,614 and $24,346, respectively. This includes interest on our note payable of $1,875 for both periods; non-cash interest of $7,005 and $22,650, respectively, representing the amortization of the debt discount; offset by interest income of $3,266 and $179, respectively. Interest expense, net for the nine months ended September 30, 2016 and 2015 was $23,140 and $72,836, respectively. This includes interest on our note payable of $5,625 for both periods; non-cash interest of $21,015 and $67,950, respectively, representing the amortization of the debt discount; offset by interest income of $3,500 and $739, respectively.

Change in fair value of contingent rights. The Contingent Rights issued to Spectrum in connection with the license arrangements are considered derivative liabilities and were recorded initially at their estimated fair value, and are marked to market each reporting period until settlement. The change in fair value of the Contingent Rights for the three and nine months ended September 30, 2016 was $2,978 and $4,422, respectively. The change in fair value of the Contingent Rights for the three and nine months ended September 30, 2015 was $35,690 and $17,346, respectively.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses in 2016 and the foreseeable future before we commercialize any products. Based on our current plans, we expect our current available cash and cash equivalents to meet our cash requirements for at least the twelve months subsequent to September 30, 2016.

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

At September 30, 2016, we had cash of $24,137,329 with working capital of $21,971,554. As of September 30, 2016, approximately $6.2 million of the Company’s cash balance was held by CASI China.

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

On June 24, 2016, the Company completed the Second Closing and received approximately $6.0 million. The Second Closing resulted in the issuance of 4,906,118 shares of Common Stock, priced at $1.19 per share, and 981,223 warrants, with a purchase price of $0.125 per warrant. The warrants became exercisable on September 23, 2016 at $1.69 per share exercise price, and will expire on September 23, 2019. The fair value of the warrants issued is $431,738, calculated using the Black-Scholes-Merton valuation model value of $0.44 with a contractual life of 3.25 years, an assumed volatility of 70.4%, and a risk-free interest rate of 0.76%.

On July 5, 2016, the Company completed the Third Closing and received $1.0 million. The Third Closing resulted in the issuance of 823,045 shares of Common Stock, priced at $1.19 per share, and 164,609 warrants, with a purchase price of $0.125 per warrant. The warrants became exercisable on October 4, 2016 at $1.69 per share exercise price, and will expire on October 4, 2019. The fair value of the warrants issued is $67,490, calculated using the Black-Scholes-Merton valuation model value of $0.41 with a contractual life of 3.25 years, an assumed volatility of 70.6%, and a risk-free interest rate of 0.66%.

On October 3, 2016, the Company completed the Final Closing and received $7.8 million. The Final Closing resulted in the issuance of 6,480,655 shares of Common Stock, priced at $1.19 per share, and 1,296,129 warrants, with a purchase price of $0.125 per warrant. The warrants will become exercisable on January 2, 2017 at $1.69 per share exercise price, and will expire on January 2, 2020. The fair value of the warrants issued is $544,374, calculated using the Black-Scholes-Merton valuation model value of $0.42 with a contractual life of 3.25 years, an assumed volatility of 71.4%, and a risk-free interest rate of 0.91%.

On October 24, 2016, the Company completed the October Offering and received $3.0 million. The October Offering resulted in the issuance of 2,469,135 shares of Common Stock, priced at $1.19 per share, and 1,296,129 warrants, with a purchase price of $0.125 per warrant. The warrants will become exercisable on January 23, 2017 at $1.69 per share exercise price, and will expire on January 23, 2020. The fair value of the warrants issued in the October Offering is $306,173, calculated using the Black-Scholes-Merton valuation model value of $0.62 with a contractual life of 3.25 years, an assumed volatility of 72.2%, and a risk-free interest rate of 1.00%.

INFLATION AND INTEREST RATE CHANGES

Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of September 30, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of September 30, 2016 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

4.1	Form of Common Stock Purchase Warrant (included in Exhibit 10.1) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2015)
10.1	Form of Securities Purchase Agreement, dated September 20, 2015, by and among CASI Pharmaceuticals, Inc. and the investors thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2015)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Principal Accounting Officer*
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASI PHARMACEUTICALS, INC.
(Registrant)

Date: November 14, 2016	/s/ Ken K. Ren
Ken K. Ren
Chief Executive Officer

Date: November 14, 2016	/s/ Sara B. Capitelli
Sara B. Capitelli
Principal Accounting Officer

EXHIBIT INDEX

4.1	Form of Common Stock Purchase Warrant (included in Exhibit 10.1) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2015)
10.1	Form of Securities Purchase Agreement, dated September 20, 2015, by and among CASI Pharmaceuticals, Inc. and the investors thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2015)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Principal Accounting Officer*
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

* Filed Herewith