Form 10-K
period 2016-12-31
CASI Pharmaceuticals, Inc.
filed 2017-03-31
CIK 895051

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 30, 2016, the aggregate market value of the shares of common stock held by non-affiliates was approximately $29,780,954.

As of March 22, 2017, 60,196,574 shares of the Company’s common stock were outstanding.

Documents Incorporated By Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2016. The proxy statement is incorporated herein by reference into the following parts of the Form 10-K:

Part III, Item 10, Directors, Executive Officers and Corporate Governance;

Part III, Item 11, Executive Compensation;

Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;

Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence; and

Part III, Item 14, Principal Accounting Fees and Services.

CASI PHARMACEUTICALS, INC.

FORM 10-K - FISCAL YEAR ENDED DECEMBER 31, 2016

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

Actual results could differ materially from those currently anticipated due to a number of factors, including: the risk that we may be unable to continue as a going concern as a result of our inability to raise sufficient capital for our operational needs; the possibility that we may be delisted from trading on the Nasdaq Capital Market; the volatility in the market price of our common stock; risks relating to interests of our largest stockholders that differ from our other stockholders; the risk of substantial dilution of existing stockholders in future stock issuances; the difficulty of executing our business strategy in China; our inability to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates or future candidates; risks relating to the need for additional capital and the uncertainty of securing additional funding on favorable terms; risks associated with our product candidates; risks associated with any early-stage products under development; the risk that results in preclinical models are not necessarily indicative of clinical results; uncertainties relating to preclinical and clinical trials, including delays to the commencement of such trials; the lack of success in the clinical development of any of our products; dependence on third parties; and risks relating to the commercialization, if any, of our proposed products (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks).

We caution investors that actual results or business conditions may differ materially from those projected or suggested in forward-looking statements as a result of various factors including, but not limited to, those described above and in Section IA, “Risk Factors” of this Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (this “Annual Report”) and our other filings with the Securities and Exchange Commission (“SEC”). We cannot assure you that we have identified all the factors that create uncertainties. Moreover, new risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Readers should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

PART I

ITEM 1. BUSINESS.

OVERVIEW

CASI Pharmaceuticals, Inc. (“CASI”, the “Company”) (Nasdaq: CASI) is a U.S. based, late-stage biopharmaceutical company focused on the acquisition, development and commercialization of innovative therapeutics addressing cancer and other unmet medical needs for the global market, with a focus on commercialization in China. We intend to execute our plan to become a leading fully-integrated pharmaceutical company with a substantial commercial business in China. We are headquartered in Rockville, Maryland with established China operations that are growing as we continue to further in-license products for our pipeline.

Our pipeline features (1) our lead proprietary drug candidate, ENMD-2076, in multiple Phase 2 clinical trials, (2) MARQIBO®, ZEVALIN® and EVOMELA®, all U.S. Food and Drug Administration (FDA) approved drugs in-licensed from Spectrum Pharmaceuticals, Inc. for China regional rights, and currently in various stages in the regulatory process for market approval in China, and (3) proprietary early-stage candidates in preclinical development. We believe our pipeline reflects a risk-balanced approach between products in various stages of development, and between products that we develop ourselves and those that we develop with our partners for the China regional market. We intend to continue building a significant product pipeline of innovative drug candidates that we will commercialize alone in China and with partners for the rest of the world. For ENMD-2076, our current development is focused on niche and orphan indications. For in-licensed products, the Company uses a market-oriented approach to identify pharmaceutical candidates that it believes have the potential for gaining widespread market acceptance, either globally or in China, and for which development can be accelerated under the Company’s drug development strategy.

Our primary research and development focus is on oncology therapeutics. Our strategy is to develop innovative drugs that are potential first-in-class or market-leading compounds for treatment of cancer. The implementation of our plans will include leveraging our resources in both the United States and China. In order to capitalize on the drug development and capital resources available in China, the Company is doing business in China through its wholly-owned China-based subsidiary that will execute the China portion of the Company’s drug development strategy, including conducting clinical trials in China, pursuing local funding opportunities and strategic collaborations, and implementing the Company’s plan to build a leading commercial business in China.

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

We are currently conducting multiple Phase 2 studies of ENMD-2076 in advanced fibrolamellar carcinoma (FLC), triple-negative breast cancer (TNBC), and have completed enrollment for advanced ovarian clear cell carcinomas (OCCC) and advanced/metastatic soft tissue sarcoma (STS). Our development strategy for clinical-stage products includes expanding the clinical trials to China allowing for more patient recruitment and the combination of clinical data to support the registration submission in both the U.S. and China. We have submitted clinical trial applications with the China Food and Drug Administration (CFDA) for each of these indications, and to date, have received approvals from the CFDA to proceed with trials in China for FLC, TNBC, OCCC and STS. The Company is currently conducting a Phase 2a clinical trial of ENMD-2076 in TNBC at the Cancer Hospital of Chinese Academy of Medical Sciences in Beijing, China.

The status of ENMD-2076 current trials is outlined below:

Disease Indication	Status		Sites

Advanced Fibrolamellar Carcinoma	U.S. sites:	Phase 2 trial currently enrolling

• Memorial Sloan-Kettering Cancer Center

• University of Colorado Cancer Center

• University of Texas Southwestern Medical Center

• University of California at San Francisco

• Dana-Farber Cancer Institute

	China sites:	Received CFDA approval to expand trial to China sites	• China site(s) to be determined
Triple-Negative Breast Cancer	U.S. sites:	Phase 2 trial currently enrolling; biomarker analysis ongoing	• University of Colorado • Indiana University
	China sites:	Phase 2a trial currently enrolling	• Cancer Hospital of Chinese Academy of Medical Sciences • Additional China site(s) to be determined
Advanced/Soft Tissue Sarcoma	Canada site:	Phase 2 trial enrollment completed; biomarker analysis ongoing	• Princess Margaret Hospital
	China sites:	Received CFDA approval to expand trial to China sites	• China site(s) to be determined
Advanced Ovarian Clear Cell Carcinoma	Canada site:	Phase 2 trial enrollment completed; biomarker analysis ongoing	• Princess Margaret Hospital
	China sites:	Received CFDA approval to expand trial to China sites	• China site(s) to be determined

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

IN-LICENSED PRODUCTS FOR THE CHINA REGIONAL MARKET

In September 2014, we acquired from Spectrum Pharmaceuticals, Inc. and certain of its affiliates (together referred to as “Spectrum”) exclusive rights in greater China (including Taiwan, Hong Kong and Macau) to three in-licensed oncology products, including MARQIBO® (vinCRIStine sulfate LIPOSOME injection) approved in the U.S. for advanced adult Ph- acute lymphoblastic leukemia (ALL), ZEVALIN® (ibritumomab tiuxetan) approved in the U.S. for advanced non-Hodgkin’s lymphoma, as well as EVOMELA® (melphalan hydrochloride for injection) approved in the U.S. primarily for use as a high-dose conditioning treatment prior to hematopoietic progenitor (stem) cell transplantation in patients with multiple myeloma. A description of the products and its current status is described below.

MARQIBO®

MARQIBO® is a novel, sphingomyelin/cholesterol liposome-encapsulated, formulation of vincristine sulfate, a microtubule inhibitor. MARQIBO® is approved by the FDA for the treatment of adult patients with Philadelphia chromosome-negative (Ph-) acute lymphoblastic leukemia (ALL) in second or greater relapse or whose disease has progressed following two or more anti-leukemia therapies. We have initiated the regulatory and development process towards marketing approval for MARQIBO in China. In January 2016, the CFDA accepted for review our import drug registration application for MARQIBO® which currently is in the quality testing phase of the regulatory review.

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

EVOMELA®

EVOMELA® is a new intravenous formulation of melphalan being investigated by Spectrum in the multiple myeloma transplant setting. The formulation avoids the use of propylene glycol, which is used as a co-solvent in the current formulation of melphalan and has been reported to cause renal and cardiac side-effects that limit the ability to deliver higher quantities of intended therapeutic compounds. The use of Captisol technology to reformulate melphalan is anticipated to allow for longer administration durations and slower infusion rates, potentially enabling clinicians to avoid reductions and safely achieve a higher dose intensity of pre-transplant chemotherapy. In March 2016, Spectrum received notification from the FDA of the grant of approval of its NDA for EVOMELA® (melphalan) for injection primarily for use as a high-dose conditioning treatment prior to hematopoietic progenitor (stem) cell transplantation in patients with multiple myeloma. We have initiated the regulatory and development process towards marketing approval for EVOMELA® in China. In December 2016, the CFDA accepted for review our import drug registration application for EVOMELA®.

PRECLINICAL DEVELOPMENT

Our primary focus is on clinical-stage and late-stage drug candidates so that we can immediately employ our U.S. and China drug development model to accelerate clinical and regulatory progress. In addition to our clinical-and late-stage approach, we have two potential drug candidates in preclinical development that we will continue to evaluate in 2017. In addition to these early compounds, our pipeline includes 2ME2 (2-methoxyestradial), an orally active compound that has antiproliferative, antiangiogenic and anti-inflammatory properties. We maintain strong intellectual property around our 2ME2 asset and are currently seeking a partner to advance its development.

MANAGEMENT

The current senior management team includes: Dr. Ken K. Ren, Chief Executive Officer; Cynthia W. Hu, Chief Operating Officer, General Counsel & Secretary; Sara B. Capitelli, Vice President, Finance & Principal Accounting Officer; and Dr. James E. Goldschmidt, Vice President, Business Development. The Company, as part of its normal operations, also has consulting relationships with a core team of experts in clinical trial design, FDA and CFDA strategy, scientific research, manufacturing and formulation, among others.

Our management team promotes and instills a corporate culture of prudent resource management, fiscal responsibility and accountability, while maintaining an environment of innovation and entrepreneurialism in order to quickly respond to opportunities and to react to any changes in market conditions and in the regulatory landscape.

BUsiness Development AND COMMERCIALIZATION Strategy

We intend to continue our path to become fully integrated with drug development and commercial operations. Our current external business development effort is concentrated on acquiring additional drug candidates through in-license and acquisitions to expand our pipeline. Our pipeline will reflect a diversified and risk-balanced set of assets that include (1) proprietary innovative drug candidates, such as our ENMD-2076, (2) late-stage clinical drug candidates in-licensed for China regional rights, such as MARQIBO®, ZEVALIN®, and EVOMELA®, and (3) new drug candidates under internal preclinical development. We use a market-oriented approach to identify pharmaceutical candidates that we believe have the potential for gaining widespread market acceptance, either globally or in China, and for which development can be accelerated under the Company’s drug development strategy. Although oncology is our principal clinical and commercial focus, we will be opportunistic about other pharmaceuticals that can address unmet medical needs.

We believe that ENMD-2076 has therapeutic potential in a broad range of tumor types. We believe that ENMD-2076 represents a potential Phase 3 partnering opportunity for large pharmaceutical companies for territory rights outside of greater China. As a result, our strategy in the near-term is to complete the phase 2 development of ENMD-2076, obtain additional clinical data while being selective and opportunistic in exploring strategic alliances for territories outside of greater China. For fibrolamellar carcinoma, a much smaller indication, we intend to maintain our global rights and seek to commercialize on our own. Similarly, we believe that 2ME2 and other new drug candidates in early development represent future partnering opportunities for large pharmaceutical companies for territory rights outside of greater China.

In 2012, we established a wholly-owned China-based subsidiary that is executing the China portion of our drug development strategy, including conducting clinical trials in China, pursuing local funding opportunities and strategic collaborations, and implementing our plan for accelerated development and commercialization in the China market.

RELATIONSHIPS RELATING TO CLINICAL PROGRAMS

Contract Manufacturing. The manufacturing efforts for the production of our clinical trial materials for ENMD-2076 are performed by contract manufacturing organizations. Established relationships, coupled with supply agreements, have secured the necessary resources to supply clinical materials for our clinical development program. We believe that our current strategy of outsourcing manufacturing is cost-effective and allows for the flexibility we require. Clinical trial materials for MARQIBO®, ZEVALIN®, and EVOMELA® are supplied by our partner Spectrum and its contract manufacturers.

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

Clinical Trial Centers. As of March 17, 2017, we are conducting clinical trials for ENMD-2076 at the following institutions:

Clinical Trial	Institution
Phase 2 Advanced Fibrolamellar Carcinoma (currently enrolling)

• Memorial Sloan-Kettering Cancer Center, New York, NY

• University of Colorado Cancer Center, Aurora, CO

• University of Texas Southwestern Medical Center, Dallas, TX

• University of California at San Francisco, San Francisco, CA

• Dana-Farber Cancer Institute, Boston, MA

Phase 2 Triple-Negative Breast Cancer (currently enrolling in the U.S. and China) (biomarker analysis ongoing)	• University of Colorado Cancer Center, Aurora, CO • Indiana University Melvin & Bren Simon Cancer Center, Indianapolis, IN • Cancer Hospital of Chinese Academy of Medical Sciences, Beijing, China
Phase 2 Advanced/Soft Tissue Sarcoma (enrollment completed) (biomarker analysis ongoing)	• Princess Margaret Hospital, Toronto, Ontario
Phase 2 Advanced Ovarian Clear Cell Carcinoma (enrollment completed) (biomarker analysis ongoing)	• Princess Margaret Hospital, Toronto, Ontario

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

With respect to our lead drug candidate, ENMD-2076, we directly own 22 granted patents or allowed patent applications (including 2 granted United States patents, 1 granted Chinese patent, and 18 granted patents and 1 additional pending patent applications in Brazil).  The patent term for U.S. Patent No. 7,563,787 will expire March 5, 2027, assuming all maintenance fees are paid.  If and when the FDA approves ENMD-2076, this patent term may be extended.  The patent terms of our granted patents (including any patents issuing from our pending patent applications) in other countries will expire September 29, 2026, assuming all annuities are paid and not considering any term extensions for regulatory approval that might be available. We also directly own two pending U.S. provisional applications directed to treatment methods using ENMD-2076.

With regard to our in-licensed drug candidates (MARQIBO®, ZEVALIN® and EVOMELA®), we have acquired exclusive licenses to intellectual property to enable us to develop and commercialize the drug candidates in our commercial markets.

With respect to our drug candidate, 2ME2, we directly own 4 issued US patents and 12 granted foreign patents. Assuming all maintenance fees are paid not considering any term extensions for regulatory approval that might be available, the patent term of US Patent No. 7,087,592 expires March 12, 2022, the patent term of US Patent No. 7,235,540 expires August 23, 2020, the patent term of US Patent No. 8,399,440 expires September 10, 2029, and, if granted, the patent term of US Patent No. 9,132,138 expires March 8, 2033. The corresponding foreign patents will expire August 23, 2020, and March 20, 2027, assuming all annuities are paid and not considering any term extensions for regulatory approval that might be available.

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

China Food and Drug Administration (CFDA)

We are also subject to regulation and oversight by different levels of the food and drug administration in China, in particular, the CFDA. For clinical-stage product candidates, our development activities in China can follow two purposes: (1) to obtain clinical data to support our global FDA-regulated trials as is the case for our proprietary ENMD-2076, and (2) to obtain clinical data to support local registration with the CFDA. For late-stage product candidates that we in-license for greater China rights, such as MARQIBO®, ZEVALIN®, and EVOMELA®, our development activities in China are to secure marketing approval from CFDA by conducting import drug registration. The “Law of the PRC on the Administration of Pharmaceuticals,” as amended on February 28, 2001, provides the basic legal framework for the administration of the production and sale of pharmaceuticals in China and covers the manufacturing, distributing, packaging, pricing and advertising of pharmaceutical products in China. Its implementation regulations set out detailed implementation rules with respect to the administration of pharmaceuticals in China. We are also subject to other PRC laws and regulations that are applicable to manufacturers and distributors in general.

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

EMPLOYEES

Our work force, based in Rockville, Maryland and Beijing, China, currently consists of 26 full-time employees and 1 part-time employee. Certain of our activities, such as manufacturing and clinical trial operations, are outsourced at the present time. We may hire additional personnel, in addition to utilizing part-time or temporary consultants, on an as-needed basis. None of our employees are represented by a labor union, and we believe our relations with our employees are satisfactory.

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

CHINA OPERATIONS

In August 2012, we established a wholly-owned China-based subsidiary and an office in Beijing, and in 2014, established a R&D Center in Beijing. Our staff in Beijing currently consists of 21 full-time employees. Among its activities, our Beijing office helps to oversee the Company’s local preclinical and clinical operation activities, as well as its CFDA regulatory activities. In addition, the Beijing office provides support to our business development activities.

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

We have experienced losses in each year since inception. Through December 31, 2016, we had an accumulated deficit of approximately $441.9 million. We will seek to raise capital to continue our operations and although we have been successfully funded to date through the sales of our equity securities and through limited royalty payments, there is no assurance that our capital-raising efforts will be able to attract the funding needed to sustain our operations. If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. In any such event, investors may lose a portion or all of their investment.

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

On March 15, 2016, we received written notice from NASDAQ that the closing bid price for our common stock had been below $1.00 per share for the previous 30 consecutive business days, and that we were therefore not in compliance with the requirements for continued inclusion on the NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). By letter dated March 30, 2016, NASDAQ notified the Company that it had regained compliance with the minimum bid price Requirement and that the matter is now closed.

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

The Current Capital and Credit Market Conditions May Adversely Affect the Company’s Access to Capital, Cost of Capital, and Ability to Execute its Business Plan as Scheduled

Access to capital markets is critical to our ability to operate. Traditionally, biopharmaceutical companies (such as we) have funded their research and development expenditures through raising capital in the equity markets. Declines and uncertainties in these markets over the past few years have severely restricted raising new capital in amounts sufficient to conduct our ENMD-2076 program and have affected our ability to continue to expand or fund research and development efforts with our other product candidates. We require significant capital for research and development for our product candidates and clinical trials. In recent years, the general economic and capital market conditions in the United States have deteriorated significantly and have adversely affected our access to capital and increased the cost of capital, and there is no certainty that a recovery in the capital and credit markets, enabling us to raise capital in an amount to sufficiently fund our short-term and long-term plans, will occur in 2017. If these economic conditions continue or become worse, our future cost of equity or debt capital and access to the capital markets could be adversely affected. In addition, our inability to access the capital markets on favorable terms because of our low stock price, or upon our delisting from the NASDAQ Capital Market if we fail to satisfy a listing requirement, could affect our ability to execute our business plan as scheduled. Moreover, we rely and intend to rely on third parties, including our clinical research organizations, third party manufacturers, and certain other important vendors and consultants. As a result of the current volatile and unpredictable global economic situation, there may be a disruption or delay in the performance of our third-party contractors and suppliers. If such third parties are unable to adequately satisfy their contractual commitments to us in a timely manner, our business could be adversely affected.

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

At December 31, 2016, we had cash of approximately $27,100,000.  We may continue to seek additional capital through public or private financing or collaborative agreements in 2017 and beyond. Our operations require significant amounts of cash. We may be required to seek additional capital for the future growth and development of our business. We can give no assurance as to the availability of such additional capital or, if available, whether it would be on terms acceptable to us. In addition, we may continue to seek capital through the public or private sale of securities, if market conditions are favorable for doing so. If we are successful in raising additional funds through the issuance of equity securities, stockholders will likely experience substantial dilution. If we are not successful in obtaining sufficient capital because we are unable to access the capital markets on favorable terms, it could reduce our research and development efforts, curtail significantly our development of ENMD-2076 and materially adversely affect our future growth, results of operations and financial results.

Risks Relating to Our Business

We Plan To Conduct Development And Operations In China, Which Exposes Us To Risks Inherent In Doing Business In China

We expect to continue to conduct clinical development related activities in China in 2017. To be successful in China we will need to: establish clinical trials; attract and retain qualified personnel to operate our China-based subsidiary; and attract and retain research and development employees. We cannot assure you that we will be able to do any of these. Employee turnover in China is high due to the intensely competitive and fluid market for skilled labor. Operations in China are subject to greater political, legal and economic risks than our operations in other countries. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, employee benefits and other matters. In addition, we may not obtain or retain the requisite legal permits to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. Any one of the factors cited above, or a combination of them, could result in unanticipated costs, which could materially and adversely affect our business and planned operations and development in China.

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

We May Not Be Able to Commercialize Our Drugs or Drug Candidates in China

We have exclusive licenses to develop and commercialize MARQIBO® (vinCRIStine sulfate LIPOSOME injection), EVOMELA® (melphalan hydrochloride) for injection and ZEVALIN® (ibritumomab tiuxetan) in Greater China. Our success in commercializing these drugs may be inhibited by a number of factors, including:

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

Risks Relating to Our Common Stock

The Market Price of Our Common Stock May Be Highly Volatile or May Decline Regardless of Our Operating Performance

Our common stock price has fluctuated from year-to-year and quarter-to-quarter and will likely continue to be volatile. During 2016, our stock price has ranged from $0.68 to $1.72. We expect that the trading price of our common stock is likely to be highly volatile in response to factors that are beyond our control. The valuations of many biotechnology companies without consistent product revenues and earnings are extraordinarily high based on conventional valuation standards, such as price to earnings and price to sales ratios. These trading prices and valuations may not be sustained. In the future, our operating results in a particular period may not meet the expectations of any securities analysts whose attention we may attract, or those of our investors, which may result in a decline in the market price of our common stock. Any negative change in the public’s perception of the prospects of biotechnology companies could depress our stock price regardless of our results of operations. These factors may materially and adversely affect the market price of our common stock.

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

Issuances of Additional Shares of Our Common Stock May Cause Substantial Dilution of Existing Stockholders

Spectrum has a contingent right to purchase shares of our common stock at par value ($0.01 per share) in order to maintain its post-investment equity ownership percentage as of September 17, 2014, which was 16.66%, if we issue securities (subject to a limited exception for certain equity compensation grants) in the future. This right expires upon the earliest of (1) the date on which we have raised, in the aggregate, $50 million in net proceeds through capital raising activities or (2) September 17, 2019 (subject to extension for certain outstanding derivative securities). In 2016, Spectrum exercised its contingent right and purchased 4,623,197 shares of our common stock. The future exercise of additional contingent purchase rights will subject our existing stockholders to immediate dilution of their ownership interests. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in connection with future acquisitions, future sales of our securities for capital raising purposes, future strategic relationships, or for other business purposes. The future issuance of any additional shares of our common stock may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are then traded.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	PROPERTIES.

As of December 31, 2016, we leased approximately 4,200 square feet of office space in Rockville, Maryland where our headquarters are located. In addition, as of December 31, 2016, we leased approximately 4,100 square feet of office space in Beijing, China where our China operations are based and approximately 2,000 square feet of laboratory space in Beijing, China. In January 2017, we entered into a lease for additional laboratory space of approximately 11,000 square feet in Beijing, China. We believe that our current facilities are adequate to meet our needs for the foreseeable future. We do not own any real property.

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

Market for Common Equity

The following table sets forth the high and low closing price for our common stock by quarter, as reported by the NASDAQ Capital Market, for the periods indicated:

Closing Prices
	HIGH	LOW
2015:
First Quarter	$1.71	$1.22
Second Quarter	1.92	1.34
Third Quarter	1.82	0.91
Fourth Quarter	1.46	0.96
2016:
First Quarter	$1.45	$0.68
Second Quarter	1.50	1.05
Third Quarter	1.22	0.84
Fourth Quarter	1.72	1.11

On March 17, 2017, the closing price of our common stock, as reported by The NASDAQ Capital Market, was $1.50 per share. As of March 17, 2017 there were approximately 334 holders of record of our common stock.

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

OVERVIEW

We are a U.S. based, late-stage biopharmaceutical company focused on the acquisition, development and commercialization of innovative therapeutics addressing cancer and other unmet medical needs for the global market, with a focus on commercialization in China. We intend to execute our plan to become a leading fully-integrated pharmaceutical company with a substantial commercial business in China. We are headquartered in Rockville, Maryland with established China operations that are growing as we continue to further in-license products for our pipeline.

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

Our primary research and development focus is on oncology therapeutics. Our strategy is to develop innovative drugs that are potential first-in-class or market-leading compounds for treatment of cancer. The implementation of our plans will include leveraging our resources in both the United States and China. In order to capitalize on the drug development and capital resources available in China, the Company is doing business in China through its wholly-owned China-based subsidiary that will execute the China portion of the Company’s drug development strategy, including conducting clinical trials in China, pursuing local funding opportunities and strategic collaborations, and implementing the Company’s plan to build a leading commercial business in China.

Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $441.9 million.  The Company restructured its business in 2012 in connection with an investment led by one of the Company’s largest stockholders, followed by implementation of a name change to reflect its core mission and business strategy.  The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical activities. In September 2015, the Company entered into stock purchase agreements for a $25.1 million strategic financing, the closing of which was subject to certain regulatory and customary conditions. In January 2016, the Company completed the first closing and received approximately $10.3 million (“First Closing”). In June 2016, the Company completed the second closing and received approximately $6.0 million (“Second Closing”). In July 2016, the Company completed the third closing and received $1.0 million (“Third Closing”). In October 2016, the Company completed the final closing and received $7.8 million (“Final Closing”), together these closings are referred to as the Closings. On October 24, 2016, the Company entered into and closed on a stock purchase agreement in a private placement with an accredited investor and received $3.0 million (“October Offering”). Net proceeds of the Closings and the October Offering will be used to further fund the Company’s operations, accelerate its clinical and regulatory activities, expand its product pipeline, and support its marketing and commercial planning activities.

As a result of the Closings and the October Offering, the Company believes that it has sufficient resources to fund its operations through at least March 31, 2018. We intend to continue to exercise tight controls over operating expenditures. In developing drug candidates, we intend to use and leverage resources available to us in both the United States and China. We intend to pursue additional financing opportunities as well as opportunities to raise capital through forms of non- or less- dilutive arrangements, such as partnerships and collaborations with organizations that have capabilities and/or products that are complementary to our capabilities and products in order to continue the development of our product candidates that we intend to pursue to commercialization. However, there can be no assurance that adequate additional financing under such arrangements will be available to us on terms that we deem acceptable, if at all.

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

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Our critical accounting policies, including the items in our financial statements requiring significant estimates and judgments, are as follows:

-	Revenue Recognition - We recognize revenue in accordance with the provisions of authoritative guidance issued, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured.

-	Research and Development - Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Research and development costs are expensed as incurred.

-	Expenses for Clinical Trials - Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the data. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes the enrollment process. Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and when a patient drops out of a trial. Costs that are based on clinical data collection and management are recognized in the reporting period in which services are provided. In the event of early termination of a clinical trial, we accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

-	Stock-Based Compensation - All share-based payment transactions are recognized in the consolidated financial statements at their fair values. Compensation expense associated with service, performance, market condition-based stock options and other equity-based compensation is recorded in accordance with provisions of authoritative guidance. The fair value of awards whose fair values are calculated using the Black-Scholes option pricing model is generally being amortized on a straight-line basis over the requisite service period and is recognized based on the proportionate amount of the requisite service period that has been rendered during each reporting period. The fair value of awards with market conditions, which are valued using a binomial model, is being amortized based upon the estimated derived service period. Share-based awards granted to employees with a performance condition are measured based on the probable outcome of that performance condition during the requisite service period. Such an award with a performance condition will be expensed if it is probable that a performance condition will be achieved. For the year ended December 31, 2016, $10,100 was expensed for share awards with performance conditions that became probable during that period. For the year ended December 31, 2015, no expense has been recorded for share awards with performance conditions. Using the straight-line expense attribution method over the requisite service period, which is generally the option vesting term ranging from immediately to one to three years, share-based compensation expense recognized for the years ended December 31, 2016 and 2015 totaled approximately $2,995,000 and $1,541,000, respectively.

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

Any future changes to our share-based compensation strategy or programs would likely affect the amount of compensation expense recognized.

-	Fair Value Measurements - At each reporting period, we perform a detailed analysis of our assets and liabilities that are measured at fair value. All assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3 in accordance with the hierarchy established by U.S. GAAP. As of December 31, 2016, we remeasured the Contingent Rights and will continue to do so at every balance sheet date and upon partial settlements until completely settled. In measuring the fair value of both financial instruments we used Level 3 unobservable inputs, including such inputs as our estimated borrowing rate and our future capital requirements, and the timing, probability, size and characteristics of those capital raises, among other inputs.

RESULTS OF OPERATIONS

Years Ended December 31, 2016 and 2015.

Revenues and Cost of Product Sales. Revenues were approximately $47,700 in 2015. There was no revenue recorded for the year ended December 31, 2016. Our product sales in 2015 related to the dosing of ZEVALIN® to patients in Hong Kong. The cost of sales for 2015 was $6,274 which includes the cost of the Zevalin Kit and Isotope purchase.

Research and Development Expenses. Our 2016 research and development expenses totaled $4,646,000 as compared to $4,076,000 in 2015, a 14% increase. In 2016, our research and development expenses reflect direct project costs of $1,696,000 for ENMD-2076, $547,000 for drugs in-licensed from Spectrum, and $862,000 for preclinical development activities primarily in China. The 2015 amount reflects direct project costs for ENMD-2076 of $1,555,000, $318,000 for drugs in-licensed from Spectrum, and $729,000 for preclinical development activities primarily in China. The increase in 2016 research and development spending reflects higher clinical trial costs in 2016 due to costs associated with our FLC trial, as well as increased costs associated with our research and development operations in China during 2016.

At December 31, 2016, and, since acquired, accumulated direct project expenses for ENMD-2076 totaled $27,655,000, $932,000 for drugs in-licensed from Spectrum, and for preclinical development activities primarily in China, accumulated project expenses totaled $2,076,000. Our research and development expenses also include non-cash stock-based compensation totaling $746,000 and $747,000, respectively, for 2016 and 2015. The balance of our research and development expenditures includes facility costs and other departmental overhead, and expenditures related to the non-clinical support of our programs.

We expect the majority of our research and development expenses in 2017 to be devoted to the development of our ENMD-2076 program, our early-stage candidates in preclinical development, and advancing our in-licensed products towards market approval in China. We expect our expenses in 2017 to increase based on our clinical development plan. Completion of clinical development may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

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

Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Overall research and development expenses increased to $4,646,000 in 2016 from $4,076,000 in 2015.

The fluctuations in research and development expenses were specifically impacted by the following:

-	Outside Services – We utilize outsourcing to conduct our product development activities. We spent $302,000 in 2016 and $186,000 in 2015. The increase in 2016 is primarily associated with greater regulatory activities for MARQIBO® and EVOMELA®.

-	Clinical Trial Costs – Clinical trial costs, which include clinical site fees, monitoring costs and data management costs, increased to $1,219,000 in 2016, from $939,000 in 2015. This increase primarily relates to costs associated with our Phase 2 clinical trials in FLC and OCCC during 2016.

-	Contract Manufacturing Costs – The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, and product release costs. Contract manufacturing costs increased in 2016 to $229,000, from $171,000 in 2015. The increase in 2016 primarily reflects costs associated with the purchase of MARQIBO® in China for quality testing purposes to support CASI’s application for import drug registration during 2016.

-	Personnel Costs – Personnel costs increased to $1,960,000 in 2016 from $1,754,000 in 2015. This variance is primarily attributed to increased salary and benefit costs associated with new employees in China during 2016.

-	Also reflected in our 2016 research and development expenses are outsourced consultant costs of $300,000 and facility and related expenses of $328,000. In 2015, these expenses totaled $306,000 and $402,000, respectively. The decrease in costs associated with facilities and related expenses in 2016 resulted from a decrease in leased lab equipment in China during 2016.

General and Administrative Expenses. General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.

General and administrative expenses increased to $4,775,000 in 2016 from $3,118,000 in 2015. This increase is primarily related to an increase of $1,455,000 in stock-based compensation expense, primarily related to stock options awarded in connection with the closings of the Company’s strategic financing in 2016, as well as an increase in salary and benefits associated with a new business development employee in the U.S. during the 2016 period. This increase was offset by decreases in outside professional fees and travel related costs associated with business development and investor relations activities during 2015.

Interest expense, net. Interest expense, net for the years ended December 31, 2016 and 2015 was $26,090 and $81,533, respectively. This includes interest on our note payable of $7,500 for both years; non-cash interest of $26,308 and $74,955, respectively, representing the amortization of the debt discount; offset by interest income of $7,718 and $922, respectively.

Change in fair value of contingent rights. The Contingent Rights issued to Spectrum in connection with the license arrangements are considered derivative liabilities and were recorded initially at their estimated fair value, and are marked to market each reporting period until settlement. The change in fair value of the Contingent Rights for the years ended December 31, 2016 and 2015 was $6,788 and $27,513, respectively.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses in 2017 and the foreseeable future before we commercialize any products and penetrate significant markets such as China. Based on our current plans, we expect our current available cash and cash equivalents to meet our cash requirements for at least through March 31, 2018.

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

At December 31, 2016, we had cash of $27,092,928, with working capital of $26,133,243. As of December 31, 2016, approximately $5.4 million of the Company’s cash balance was held by the Company’s wholly-owned subsidiary in China.

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

On October 3, 2016, the Company completed the Final Closing and received $7.8 million. The Final Closing resulted in the issuance of 6,480,655 shares of Common Stock, priced at $1.19 per share, and 1,296,129 warrants, with a purchase price of $0.125 per warrant. The warrants became exercisable on January 2, 2017 at $1.69 per share exercise price, and will expire on January 2, 2020. The fair value of the warrants issued is $544,374, calculated using the Black-Scholes-Merton valuation model value of $0.42 with a contractual life of 3.25 years, an assumed volatility of 71.4%, and a risk-free interest rate of 0.91%.

On October 24, 2016, the Company completed the October Offering and received $3.0 million. The October Offering resulted in the issuance of 2,469,135 shares of Common Stock, priced at $1.19 per share, and 493,827 warrants, with a purchase price of $0.125 per warrant. The warrants became exercisable on January 23, 2017 at $1.69 per share exercise price, and will expire on January 23, 2020. The fair value of the warrants issued in the October Offering is $306,173, calculated using the Black-Scholes-Merton valuation model value of $0.62 with a contractual life of 3.25 years, an assumed volatility of 72.2%, and a risk-free interest rate of 1.00%.

INFLATION AND INTEREST RATE CHANGES

Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.

TABLE OF CONTRACTUAL OBLIGATIONS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

OFF-BALANCE-SHEET ARRANGEMENTS

We had no off-balance sheet arrangements during fiscal year 2016.

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

Disclosure Controls and Procedures

As of December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer (our principal executive officer and principal financial officer, respectively) and our Chief Operating Officer & General Counsel, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Our Chief Executive Officer, Principal Accounting Officer and Chief Operating Officer & General Counsel have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer, Principal Accounting Officer, and Chief Operating Officer & General Counsel) to allow timely decisions regarding required disclosures. Based on such evaluation, our Chief Executive Officer, Principal Accounting Officer, and Chief Operating Officer & General Counsel have concluded these disclosure controls are effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Operating Officer & General Counsel and Principal Accounting Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework 2013. Based on our assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2016.

ITEM 9B.	OTHER INFORMATION.

Our 2017 Annual Meeting of Stockholders will be held on June 8, 2017. Further information will be provided in our proxy statement that will be filed with the SEC and mailed to stockholders of record as soon as practicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.

We have adopted a Code of Ethics, as defined in applicable SEC rules, that applies to directors, officers and employees, including our principal executive officer and principal accounting officer. The Code of Ethics is available on the Company’s website at www.casipharmaceuticals.com.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item, with the exception of information relating to compensation plans under which equity securities of the Company are authorized for issue, which appears below, is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.

Options under Employee Benefit Plans

The following table discloses certain information about the options issued and available for issuance under all outstanding Company option plans, as of December 31, 2016.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
Equity compensation plans approved by security holders	9,535,306	$1.57	2,082,507
Equity compensation plans not approved by security holders	0	$0.00	0
Total	9,535,306	$1.57	2,082,507

Warrants issued under the unauthorized plans represent compensation for consulting services rendered by the holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. FINANCIAL STATEMENTS - See index to Consolidated Financial Statements.

2. Schedules

All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

3. Exhibits

2.1	Agreement and Plan of Merger, dated as of December 22, 2005 among EntreMed, Inc., E.M.K. Sub, Inc., Miikana Therapeutics, Inc., and Andrew Schwab (incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the Securities and Exchange Commission on December 29, 2005)

3.1	Amended and Restated Certificate of Incorporation of EntreMed, Inc. (incorporated by reference to Exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2006 filed with the Securities and Exchange Commission)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the Securities and Exchange Commission on July 7, 2010)

3.3	Amended and Restated Bylaws of EntreMed, Inc. (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the Securities and Exchange Commission on December 12, 2007)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the Securities and Exchange Commission on June 13, 2014)

4.1	Certificate of Elimination of Series A Preferred Stock filed with the Secretary of State of Delaware on September 13, 2012. (Incorporated by reference to Exhibit 3.1 of our Form 8-K filed with the Securities and Exchange Commission on September 20, 2012.)

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on January 26, 2012)

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Form 8-K filed with the Securities and Exchange Commission on March 6, 2013)

4.4	Form of Agent’s Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of our Form 8-K filed with the Securities and Exchange Commission on March 6, 2013)

4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 (included in Exhibit 10.1) of our Form 10-Q filed with the Securities and Exchange Commission on November 13, 2015)

4.6	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of our Form 8-K filed with the Securities and Exchange Commission on September 19, 2014)

4.7	Secured Promissory Note, dated as of September 17, 2014, issued to Talon Therapeutics, Inc. (incorporated by reference to Exhibit 4.2 of our Form 8-K filed with the Securities and Exchange Commission on September 19, 2014)

4.8	First Amendment to Secured Promissory Note, dated as of September 28, 2015, by and between the CASI Pharmaceuticals, Inc. and Talon Therapeutics, Inc. (incorporated by reference to Exhibit 4.2 of our Form 8-K filed with the Securities and Exchange Commission on October 1, 2015)

4.9	Second Amendment to Secured Promissory Note, dated as of December 13, 2016, by and between the CASI Pharmaceuticals, Inc. and Talon Therapeutics, Inc. (incorporated by reference to Exhibit 4.3 of our Form 8-K filed with the Securities and Exchange Commission on December 16, 2016)

10.1	License Agreement between Celgene Corporation and EntreMed, Inc. signed December 9, 1998 regarding thalidomide intellectual property + (incorporated by reference to Exhibit 10.28 of our Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission)

10.2	Lease Agreement between EntreMed, Inc. and Red Gate III Limited Partnership, dated June 10, 1998 (incorporated by reference to Exhibit 10.31 our Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission)

10.3	EntreMed, Inc. 2001 Long-Term Incentive Plan* (incorporated by reference to Appendix A to our Definitive Proxy Statement filed with the Securities and Exchange Commission on May 12, 2006)

10.4.1	Purchase Agreement between Bioventure Investments kft and EntreMed, Inc., dated June 15, 2001+ (incorporated by reference to Exhibit 10.39.1 of our Form 10-Q for the quarter ended June 30, 2001 filed with the Securities and Exchange Commission)

10.4.2	Amendment 1 to Purchase Agreement between Bioventure Investments kft and EntreMed, Inc., dated July 13, 2001(incorporated by reference to Exhibit 10.39.2 of our Form 10-Q for the quarter ended June 30, 2001 filed with the Securities and Exchange Commission)

10.4.3	Amendment 2 to Purchase Agreement between Bioventure Investments kft and EntreMed, Inc., dated July 30, 2001(incorporated by reference to Exhibit 10.39.3 of our Form 10-Q for the quarter ended June 30, 2001 filed with the Securities and Exchange Commission)

10.4.4	Amendment 3 to Purchase Agreement between Bioventure Investments kft and EntreMed, Inc., dated August 3, 2001 (incorporated by reference to Exhibit 10.39.4 of our Form 10-Q for the quarter ended June 30, 2001 filed with the Securities and Exchange Commission)

10.5	EntreMed, Inc. 2001 Long Term Incentive Plan Non-Qualified Stock Option Grant Agreement (Director)* (incorporated by reference to Exhibit 10.7 of our Form 8-K filed with the Securities and Exchange Commission on April 17, 2007)

10.6	EntreMed, Inc. 2001 Long Term Incentive Plan Non-Qualified Stock Option Grant Agreement (Non-Director Employee)* (incorporated by reference to Exhibit 10.8 of our Form 8-K filed with the Securities and Exchange Commission on April 17, 2007)

10.7	Form of Change in Control Agreement* (incorporated by reference to Exhibit 19.1 of our Form 8-K filed with the Securities and Exchange Commission on April 17, 2007)

10.8	Employment Agreement by and between EntreMed and Cynthia W. Hu, dated as of June 1, 2006* (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission on June 6, 2006)

10.9	Amendment to Employment Agreement by and between the Company and Cynthia W. Hu, effective April 16, 2007* (incorporated by reference to Exhibit 10.5 of our Form 8-K filed with the Securities and Exchange Commission on April 17, 2007)

10.10	Form of Restricted Stock Award under EntreMed, Inc. 2001 Long Term Incentive Plan* (incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the Securities and Exchange Commission on March 11, 2005)

10.11	License Agreement between EntreMed and Celgene Corporation signed March 23, 2005 regarding the development and commercialization of Celgene’s small molecule tubulin inhibitor compounds for the treatment of cancer+ (incorporated by reference to Exhibit 10.25 of our Form 10-Q for the quarter ended March 31, 2005 filed with the Securities and Exchange Commission)

10.12	Securities Purchase Agreement, dated September 7, 2010 by and between EntreMed, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on September 10, 2010)

10.13	Employment Agreement, by and between EntreMed, Inc. and Sara Capitelli, dated as of January 10, 2011* (incorporated by reference to Exhibit 10.33 of our Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission)

10.14	Convertible Note and Warrant Purchase Agreement, dated January 20, 2012, by and among EntreMed, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on January 26, 2012)

10.15	Securities Purchase Agreement, dated March 1, 2013, by and among EntreMed, Inc. and the investors thereto (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on March 6, 2013)

10.16	Employment Agreement by and between EntreMed, Inc. and Ken K. Ren, dated as of April 2, 2013* (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Securities and Exchange Commission on May 15, 2013)

10.17	Investment Agreement, dated as of September 17, 2014, by and between CASI Pharmaceuticals, Inc. and Spectrum Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on September 19, 2014)

10.18	Investment Agreement, dated as of September 17, 2014, by and between CASI Pharmaceuticals, Inc. the Company and Spectrum Pharmaceuticals Cayman, L.P (incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the Securities and Exchange Commission on September 19, 2014)

10.19	License Agreement, dated as of September 17, 2014, by and between CASI Pharmaceuticals, Inc. and Spectrum Pharmaceuticals, Inc. + (incorporated by reference to Exhibit 10.3 of our Form 10-Q/A filed with the Securities and Exchange Commission on January 21, 2015)

10.20	License Agreement, dated as of September 17, 2014, by and between CASI Pharmaceuticals, Inc. and Spectrum Pharmaceuticals Cayman, L.P. + (incorporated by reference to Exhibit 10.4 of our Form 10-Q/A filed with the Securities and Exchange Commission on January 21, 2015)

10.21	License Agreement, dated as of September 17, 2014, by and between CASI Pharmaceuticals, Inc. and Talon Therapeutics, Inc. + (incorporated by reference to Exhibit 10.5 of our Form 10-Q/A filed with the Securities and Exchange Commission on January 21, 2015)

10.22	CASI Pharmaceuticals, Inc. 2011 Long-Term Incentive Plan, as amended* (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 18, 2016)

10.23	Form of Securities Purchase Agreement, dated September 20, 2015, by and among CASI Pharmaceuticals, Inc. and the investors thereto (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Securities and Exchange Commission on November 13, 2015)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Accounting Officer

32.1	Rule 13a-14(b) Certification by Chief Executive Officer

32.2	Rule 13a-14(b) Certification by Principal Accounting Officer

101**	Interactive Data Files The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Statements of Operations for the years ended December 31, 2016 and 2015, (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2016 and 2015 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015 and (v) Notes to Consolidated Financial Statements.

*	Management Contract or any compensatory plan, contract or arrangement.

+	Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been filed with the Commission pursuant to our application for confidential treatment.

**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2017	CASI Pharmaceuticals, Inc.

	By:	/s/Ken K. Ren
Ken K. Ren
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Ken K. Ren	Chief Executive Officer and Director	March 31, 2017
Ken K. Ren	(Principal Executive Officer)

/s/Sara B. Capitelli	Principal Accounting Officer	March 31, 2017
Sara B. Capitelli

/s/Wei-Wu He	Chairman	March 31, 2017
Wei-Wu He

/s/James Z. Huang	Director	March 31, 2017
James Z. Huang

/s/Franklin C. Salisbury	Director	March 31, 2017
Franklin C. Salisbury

/s/Rajesh C. Shrotriya	Director	March 31, 2017
Rajesh C. Shrotriya

/s/Y. Alexander Wu	Director	March 31, 2017
Y. Alexander Wu

/s/ Quan Zhou	Director	March 31, 2017
Quan Zhou

The following consolidated financial statements of CASI Pharmaceuticals, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CASI Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of CASI Pharmaceuticals, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. CASI Pharmaceuticals, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CASI Pharmaceuticals, Inc. as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Roseland, New Jersey

March 31, 2017

CASI Pharmaceuticals, Inc.

Consolidated Balance Sheets

	DECEMBER 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$27,092,928	$5,131,114
Prepaid expenses and other	355,891	438,231
Total current assets	27,448,819	5,569,345

Property and equipment, net	229,591	218,796

Other assets	34,485	38,174
Total assets	$27,712,895	$5,826,315

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,064,626	$884,100
Accrued liabilities	250,950	169,464
Total current liabilities	1,315,576	1,053,564

Note payable, net of discount	1,491,278	1,464,970
Contingent rights derivative liability	4,122,266	9,395,222
Total liabilities	6,929,120	11,913,756

Commitments and contingencies

Stockholders’ equity (deficit):
Convertible preferred stock, $1.00 par value; 5,000,000 shares authorized and 0 shares issued and outstanding at December 31, 2016 and 2015	-	-
Common stock, $.01 par value: 170,000,000 shares authorized at December 31, 2016 and 2015; 60,276,119 shares and 32,525,356 shares issued at December 31, 2016 and 2015, respectively	602,760	325,252
Additional paid-in capital	470,147,086	434,099,890
Treasury stock, at cost: 79,545 shares held at December 31, 2016 and December 31, 2015	(8,034,244)	(8,034,244)
Accumulated deficit	(441,931,827)	(432,478,339)
Total stockholders’ equity (deficit)	20,783,775	(6,087,441)
Total liabilities and stockholders’ equity (deficit)	$27,712,895	$5,826,315

See accompanying notes.

CASI Pharmaceuticals, Inc.

Consolidated Statements of Operations

	YEAR ENDED DECEMBER 31,
	2016	2015
Revenues:

Product sales	$-	$47,712
	-	47,712

Costs and expenses:
Cost of product sales	-	6,274
Research and development	4,645,560	4,075,572
General and administrative	4,775,050	3,118,269
	9,420,610	7,200,115

Interest expense, net	26,090	81,533
Change in fair value of contingent rights	6,788	(27,513)

Net loss	$(9,453,488)	$(7,206,423)

Net loss per share (basic and diluted)	$(0.17)	$(0.22)
Weighted average number of shares outstanding (basic and diluted)	55,869,205	32,445,811

See accompanying notes.

CASI Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2016 and 2015

						Additional
	Preferred Stock		Common Stock		Treasury	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance at December 31, 2014	-	$-	32,445,811	$325,252	$(8,034,244)	$432,558,698	$(425,271,916)	$(422,210)

Stock-based compensation expense, net of forfeitures	-	-	-	-	-	1,541,192	-	1,541,192
Net loss	-	-	-	-	-	-	(7,206,423)	(7,206,423)

Balance at December 31, 2015	-	-	32,445,811	325,252	(8,034,244)	434,099,890	(432,478,339)	(6,087,441)

Issuance of common stock pursuant to financing agreements	-	-	23,127,566	231,276	-	26,197,902	-	26,429,178
Fair value of warrants issued pursuant to financing agreements	-	-	-	-	-	1,670,822	-	1,670,822
Issuance of common stock from exercise of contingent purchase right	-	-	4,623,197	46,232	-	-	-	46,232
Partial settlement of contingent purchase rights derivative	-	-	-	-	-	5,279,744	-	5,279,744
Stock issuance costs	-	-	-	-	-	(96,512)	-	(96,512)
Stock-based compensation expense, net of forfeitures	-	-	-	-	-	2,995,240	-	2,995,240
Net loss	-	-	-	-	-	-	(9,453,488)	(9,453,488)

Balance at December 31, 2016	-	$-	60,196,574	$602,760	$(8,034,244)	$470,147,086	$(441,931,827)	$20,783,775

See accompanying notes.

CASI Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	YEAR ENDED DECEMBER 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,453,488)	$(7,206,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66,451	68,381
Net gain on disposal of assets	(12,459)	-
Stock-based compensation expense	2,995,240	1,541,192
Non-cash interest	26,308	74,955
Change in fair value of contingent rights	6,788	(27,513)
Changes in operating assets and liabilities:
Accounts receivable	-	23,727
Prepaid expenses and other	86,029	(122,244)
Accounts payable	180,526	129,472
Accrued liabilities	81,486	5,044
Net cash used in operating activities	(6,023,119)	(5,513,409)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	(223,233)	(25,396)
Proceeds from sale of furniture and equipment	158,446	-
Net cash used in investing activities	(64,787)	(25,396)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance costs	(96,512)	-
Proceeds from sale of common stock	28,146,232	-
Net cash provided by financing activities	28,049,720	-

Net increase (decrease) in cash and cash equivalents	21,961,814	(5,538,805)

Cash and cash equivalents at beginning of year	5,131,114	10,669,919
Cash and cash equivalents at end of year	$27,092,928	$5,131,114

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$7,500

Non-cash financing activity:
Partial settlement of contingent rights derivative	$5,279,744	$-
Non-cash investing activity:
Disposal of fully depreciated property and equipment, at cost	$25,204	$-

See accompanying notes.

CASI Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

CASI Pharmaceuticals, Inc. (“CASI” or the “Company”) is a U.S. based late-stage biopharmaceutical company focused on the acquisition, development and commercialization of innovative therapeutics addressing cancer and other unmet medical needs for the global market, with a focus on commercialization in China. The Company intends to execute its plan to become a leading fully-integrated pharmaceutical company with a substantial commercial business in China. We are headquartered in Rockville, Maryland with established China operations that are expanding as we continue to further in-license products for our pipeline.

The Company’s pipeline features (1) our lead proprietary drug candidate, ENMD-2076, in multiple Phase 2 clinical trials, (2) MARQIBO®, ZEVALIN® and EVOMELA®, all U.S. Food and Drug Administration (FDA) approved drugs in-licensed from Spectrum for China regional rights, and currently in various stages in the regulatory process for market approval in China, and (3) proprietary early-stage candidates in preclinical development. The Company’s pipeline reflects a risk-balanced approach between products in various stages of development, and between products that it develops and those that it develops with the Company’s partners for the China regional market. The Company intends to continue building a significant product pipeline of innovative drug candidates that it will commercialize alone in China and with partners for the rest of the world. For ENMD-2076, the Company’s current development is focused on niche and orphan indications. For in-licensed products, the Company uses a market-oriented approach to identify pharmaceutical candidates that it believes have the potential for gaining widespread market acceptance, either globally or in China, and for which development can be accelerated under the Company’s drug development strategy.

The Company’s primary research and development focus is on oncology therapeutics. The Company’s strategy is to develop innovative drugs that are potential first-in-class or market-leading compounds for treatment of cancer. The implementation of its plans will include leveraging the Company’s resources in both the United States and China. In order to capitalize on the drug development and capital resources available in China, the Company is doing business in China through its wholly-owned China-based subsidiary that will execute the China portion of the Company’s drug development strategy, including conducting clinical trials in China, pursuing local funding opportunities and strategic collaborations, and implementing the Company’s plan to build a leading commercial business in China.

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

The Company’s primary focus is on clinical-stage and late-stage drug candidates so that it can immediately employ its U.S. and China drug development model to accelerate clinical and regulatory progress. In addition to its clinical-and late-stage approach, the Company has other potential drug candidates in preclinical development which it will continue to evaluate in 2017. In addition to these early compounds, the Company’s pipeline includes 2ME2 (2-methoxyestradial), an orally active compound that has antiproliferative, antiangiogenic and anti-inflammatory properties.

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

LIQUIDITY RISKS AND MANAGEMENT’S PLANS

Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $441.9 million.   The Company restructured its business in 2012 in connection with an investment led by one of the Company’s largest stockholders, followed by implementation of a name change to reflect its core mission and business strategy. The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical activities. In September 2015, the Company entered into stock purchase agreements for a $25.1 million strategic financing, the closing of which was subject to certain regulatory and customary conditions. In January 2016, the Company completed the first closing and received approximately $10.3 million (“First Closing”). In June 2016, the Company completed the second closing and received approximately $6.0 million (“Second Closing”). In July 2016, the Company completed the third closing and received $1.0 million (“Third Closing”). In October 2016, the Company completed the final closing and received $7.8 million (“Final Closing”), together these closings are referred to as the Closings (see Note 8). The Final Closing included an investment from ETP Global Fund, L.P., a healthcare investment fund. The managing member of Emerging Technology Partners, LLC, which is the general partner of ETP Global Fund, L.P., is also the Chairman of the Company. On October 24, 2016, the Company entered into and closed on a stock purchase agreement in a private placement with an accredited investor and received $3.0 million (“October Offering”) (see Note 8). Net proceeds of the Closings and the October Offering will be used to further fund the Company’s operations, accelerate its clinical and regulatory activities, expand its product pipeline, and support its marketing and commercial planning activities.

As a result of the Closings and the October Offering, the Company believes that it has sufficient resources to fund its operations at least through March 31, 2018. As of December 31, 2016, approximately $5.4 million of the Company’s cash balance was held by CASI China. The Company intends to continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements in China to support the Company’s dual-country approach to drug development.

The Company intends to advance clinical development of its drugs and drug candidates, and the implementation of the Company’s plans will include leveraging its resources in both the United States and China. In order to capitalize on the drug development and capital resources available in China, the Company is doing business in China through its wholly-owned China-based subsidiary that will execute the China portion of the Company’s drug development strategy, including conducting clinical trials in China, pursuing local funding opportunities and strategic collaborations, and implementing the Company’s plan for development and commercialization in the Chinese market.

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

PROPERTY AND EQUIPMENT

Furniture and equipment and leasehold improvements are stated at cost and are depreciated over their estimated useful lives of 3 to 5 years. Depreciation and amortization is determined on a straight-line basis. Depreciation and amortization expense was $66,451 and $68,381 in 2016 and 2015, respectively.

Property and equipment consists of the following:

	DECEMBER 31,
	2016	2015
Furniture and equipment	$480,172	$505,946
Leasehold improvements	11,435	6,382
	491,607	512,328

Less: accumulated depreciation and amortization	(262,016)	(293,532)
	$229,591	$218,796

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with authoritative guidance issued by the FASB, the Company periodically evaluates the value reflected in its consolidated balance sheets of long-lived assets, such as equipment, when events and circumstances indicate that the carrying amount of an asset may not be recovered. Such events and circumstances include the use of the asset in current research and development projects, any potential alternative uses of the asset in other research and development projects in the short to medium term and restructuring plans entered into by the Company. No impairment charges were recorded in 2016 and 2015.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments with original maturities of less than 90 days. Substantially all of the Company’s cash equivalents are held in short-term money market accounts.

ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts.  Allowances for doubtful accounts are determined on a specific item basis.  Management reviews the credit worthiness of individual customers and past payment history to determine the allowance for doubtful accounts.  There were no accounts receivable as of December 31, 2016 or 2015.

For the year ended December 31, 2015, one customer represented 100% of revenue. There was no revenue for the year ended December 31, 2016.

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

EXPENSES FOR CLINICAL TRIALS

Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the data. The Company estimates expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes the enrollment process. Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and the length of participation for each patient. Costs that are based on clinical data collection and management are recognized in the reporting period in which services are provided. In the event of early termination of a clinical trial, the Company accrues an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial. As of December 31, 2016 and 2015, clinical trial accruals were $499,028 and $187,332, respectively, and are included in accounts payable in the accompanying consolidated balance sheets.

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

The Company accounts for uncertain tax positions pursuant to the guidance of FASB Accounting Standards Codification Topic 740, Income Taxes. The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense. As of December 31, 2016 and 2015, the Company did not accrue any interest related to uncertain tax positions. To date, there have been no interest or penalties charged to the Company in relation to the underpayment of income taxes.

REVENUE RECOGNITION

Revenue for product sales is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured.

NET LOSS PER SHARE

Net loss per share (basic and diluted) was computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding. Outstanding options and warrants totaling 15,923,807 and 10,705,647 as of December 31, 2016 and 2015, respectively, were anti-dilutive and, therefore, were not included in the computation of weighted average shares used in computing diluted loss per share.

SHARE-BASED COMPENSATION

The Company records compensation expense associated with service, performance, market condition based stock options and other equity-based compensation in accordance with provisions of authoritative guidance. The fair value of awards whose fair values are calculated using the Black-Scholes option pricing model is generally being amortized on a straight-line basis over the requisite service period and is recognized based on the proportionate amount of the requisite service period that has been rendered during each reporting period. The fair value of awards with market conditions, which are valued using a binomial model, is being amortized based upon the derived service period. Share-based awards granted to employees with a performance condition are measured based on the probable outcome of that performance condition during the requisite service period. Awards with performance conditions will be expensed if it is probable that the performance condition will be achieved. During the year ended December 31, 2016, $10,100 of stock compensation expense was recorded for share awards with performance conditions. For the year ended December 31, 2015, no expense has been recorded for share awards with performance conditions.

NEW ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact the Company’s consolidated financial statements.

In August 2014, the FASB issued Accounting Standard Update (ASU) 2014-15, Presentation of Financial Statements – Going Concern. The new standard requires management to evaluate on a regular basis whether any conditions or events have arisen that could raise substantial doubt about the entity’s ability to continue as a going concern. The guidance 1) provides a definition for the term “substantial doubt,” 2) requires an evaluation every reporting period, interim periods included, 3) provides principles for considering the mitigating effect of management’s plans to alleviate the substantial doubt, 4) requires certain disclosures if the substantial doubt is alleviated as a result of management’s plans, 5) requires an express statement, as well as other disclosures, if the substantial doubt is not alleviated, and 6) requires an assessment period of one year from the date the financial statements are issued.  The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The adoption of ASU 2014-15 did not have a material impact on the Company’s consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The accounting standard is effective for public business entities for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is permitted. The Company intends to adopt this pronouncement in the first quarter of 2017 and does not expect it to have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The accounting standard primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments.  In addition, it includes a clarification related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early adoption is permitted for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact, if any, that the pronouncement will have on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 supersedes existing lease guidance, including Accounting Standards Codification (ASC) 840 - Leases. Among other things, the new standard requires recognition of a right-of-use asset and liability for future lease payments for contracts that meet the definition of a lease. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. The standard must be applied using a modified retrospective approach. The Company is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The Company intends to adopt ASU 2016-09 in the first quarter of 2017 and does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows where diversity in practice exists. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and earlier adoption is permitted. The Company does not expect that the adoption of ASU 2016-15 will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update provide new guidance to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The new guidance requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The new guidance reduces the number of transactions that need to be further evaluated. The new standard, as amended, will be effective for the Company prospectively for interim and annual reporting periods beginning on January 1, 2018, with early application permitted. The Company believes that the evaluation of whether transactions should be accounted for as acquisitions (or dispositions) of assets or businesses will be simplified under the new standard.

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

In June and November 2016, under a supply agreement with Spectrum, the Company received shipments of MARQIBO® in China for quality testing purposes to support CASI’s application for import drug registration. The CEO of Spectrum is also a board member of CASI. The total cost of the materials was $155,220 which is included in research and development expense for the year ended December 31, 2016.

In 2015, the Company began utilizing the services of Crown Biosciences, Inc. (“Crown Bio”) to perform certain research and development testing. The CEO of Crown Bio is also a board member of CASI. The total cost of the services is $66,545, of which $20,898 was payable as of December 31, 2016 and 2015. The research and development expense recognized for the services provided for the years ended December 31, 2016 and 2015 was $32,897 and $33,648, respectively.

As described in Note 1, in January, June, July and October 2016, the Company conducted a series of closings for a $25.1 million financing previously announced in September 2015. Participants in the offering included ETP Global Fund, L.P., a healthcare investment fund. The managing member of Emerging Technology Partners, LLC, which is the general partner of ETP Global Fund, L.P., is also the Chairman of the Company.

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

The Company is in various stages of the regulatory and development process to obtain marketing approval for MARQIBO®, ZEVALIN® and EVOMELA® in its territorial region, with ZEVALIN® commercially available in Hong Kong. In January 2016, the China Food and Drug Administration (CFDA) accepted for review the Company’s import drug registration application for MARQIBO® and currently is in the quality testing phase of the regulatory review. On March 10, 2016, Spectrum received notification from the FDA of the grant of approval of its New Drug Application (NDA) for EVOMELA® primarily for use as a high-dose conditioning treatment prior to hematopoietic progenitor (stem) cell transplantation in patients with multiple myeloma. In December 2016, the CFDA accepted for review the Company’s import drug registration application for EVOMELA®.

As consideration for the acquisition from Spectrum, the Company issued a total 5,405,382 shares of its common stock, a $1.5 million 0.5% secured promissory note originally due in March 2016, and certain contingent rights (“Contingent Rights”) to purchase additional shares of its common stock, which Contingent Rights expire upon the occurrence of certain events. The note has been subsequently amended to extend the due date to March 2018 (see Note 5). The Company accounted for the acquisition of the product rights and licenses as an asset acquisition and, accordingly, recorded the acquired product rights and licenses at their estimated fair values based on the fair value of the consideration exchanged (including transaction costs) of approximately $19.7 million.

The fair value of the common stock issued was based on the closing market price of the Company’s common stock on the acquisition date. The fair value of the promissory note was measured using Level 3 unobservable inputs (see Note 6) including primarily the Company’s estimated incremental borrowing rate as provided by a commercial lending institution.

The Contingent Rights provide Spectrum with the option to acquire, at a strike price of par value, a variable number of additional shares of common stock that allows Spectrum to maintain its fully-diluted ownership percentage for a certain time period and under certain terms and conditions. These Contingent Rights will expire on the earlier of raising an aggregate of $50 million or September 17, 2019 (subject to possible extension only for certain outstanding derivative securities). Based on the terms and conditions of the Contingent Rights, the Company has determined that the Contingent Rights are a derivative financial instrument that is not indexed to its common stock and therefore is required to be accounted for at fair value, initially and on a recurring basis. The fair value of the Contingent Rights was measured using Level 3 unobservable inputs; the unobservable inputs include estimates of the Company’s future capital requirements, and the timing, probability, size and characteristics of those capital raises, among other inputs. The total estimated fair value of the Contingent Rights was $4,122,266 and $9,395,222 as of December 31, 2016 and 2015, respectively; the change in fair value (see Note 6) is reflected as change in fair value of contingent rights in the accompanying consolidated statements of operations.

As a result of the Closings and the October Offering that occurred during 2016 (see Note 8), Spectrum exercised its Contingent Rights and the Company issued Spectrum 4,623,197 shares of common stock during 2016. The Company recorded a reduction to the contingent rights derivative liability and an increase to additional paid-in capital of $5,279,744 related to the partial settlement of the contingent rights derivative as a result of the Closings and the October Offering, which is reflected in the accompanying consolidated balance sheet as of December 31, 2016.

5.	NOTE PAYABLE

As part of the license arrangements with Spectrum (see Note 4), the Company issued to Spectrum a $1.5 million 0.5% secured promissory note originally due March 17, 2016. The promissory note was recorded initially at its fair value, giving rise to a discount of approximately $136,000; the promissory note is presented as note payable, net of discount in the accompanying consolidated balance sheets. For the years ended December 31, 2016 and 2015, the Company recognized approximately $26,000 and $75,000 of non-cash interest expense, respectively, related to the amortization of the debt discount, using the effective interest rate method. On September 28, 2015, the Company entered into a First Amendment to Secured Promissory Note (the “Amendment”) with Spectrum. Pursuant to the Amendment, the Company and Spectrum agreed to extend the maturity date of the note to March 17, 2017. On December 13, 2016, the Company entered into a Second Amendment to Secured Promissory Note (the “Second Amendment”) with Spectrum to extend the maturity date of the Note to March 17, 2018. All other terms remain the same.

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

The following table presents the Company’s financial liabilities accounted for at fair value on a recurring basis as of December 31, 2016 and 2015 by level within the fair value hierarchy:

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total

Liabilities - Contingent Rights	$-	$-	$4,122,266	$4,122,266

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total

Liabilities - Contingent Rights	$-	$-	$9,395,222	$9,395,222

The following table presents the changes in the Company’s financial liabilities accounted for at fair value on a recurring basis using Level 3 unobservable inputs:

December 31, 2015	$9,395,222
Partial settlement of Contingent Rights	(5,279,744)
Change in fair value of Contingent Rights	6,788
Balance at December 31, 2016	$4,122,266

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

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis:

The Company measures its long-lived assets, including property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No such fair value impairment was recognized for the years ended December 31, 2016 and 2015.

7.	INCOME TAXES

The income tax provision is based on loss before income taxes of $(7,375,974) in the U.S. and $(2,077,514) in China. The Company has net operating loss (NOL) carryforwards for income tax purposes of approximately $358,289,000 at December 31, 2016 that expire in years 2018 through 2036. The Company also has research and development (“R&D”) tax credit carryforwards of approximately $9,399,000 as of December 31, 2016 that expire in years 2018 through 2036. These NOL carryforwards include approximately $20,000,000, related to exercises of stock options for which the income tax benefit, if realized, would increase additional paid-in capital. Under the provisions of the Internal Revenue Code, the NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, respectively, as well as similar state tax provisions. This could limit the amount of tax attributes that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. For financial reporting purposes, a valuation allowance has been recognized to reduce the net deferred tax assets to zero due to uncertainties with respect to the Company’s ability to generate taxable income in the future sufficient to realize the benefit of deferred income tax assets.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2016 and 2015 are as follows:

	DECEMBER 31,
	2016	2015
Deferred income tax assets (liabilities):
Net operating loss carryforwards	$140,468,000	$137,811,000
Research and development credit carryforward	9,399,000	9,291,000
Intangible assets	6,913,000	7,273,000
Equity-based compensation	5,578,000	4,510,000
Other	297,000	309,000
Valuation allowance for deferred income tax assets	(162,655,000)	(159,194,000)
Net deferred income tax assets	$-	$-

A reconciliation of the provision for income taxes to the federal statutory rate is as follows:

	2016	2015
Tax benefit at statutory rate	$(3,214,000)	$(2,450,000)
State taxes	(232,000)	(128,000)
Net R&D credit adjustment	(105,000)	(101,000)
Nondeductible expenses	4,000	5,000
Change in valuation allowance	3,461,000	1,694,000
Other	177,000	143,000
Changes in applicable tax rates	(91,000)	837,000
	$-	$-

The Company had $3,097,000 of unrecognized tax benefits as of December 31, 2015 related to net R&D tax credit carryforwards. The Company had a full valuation allowance on the net deferred tax asset recognized in the consolidated financial statements. For the year ended December 31, 2016, there were net additional unrecognized tax benefits of $36,000 related to R&D tax credits. The Company has a full valuation allowance at December 31, 2016 and 2015 against the full amount of its net deferred tax assets and therefore, there was no impact on the Company’s financial position.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2016	2015
Unrecognized tax benefits balance at January 1	$3,097,000	$3,067,000
Additions for Tax Positions of Prior Periods	1,000	-
Reductions for Tax Positions of Prior Periods	-	(4,000)
Additions for Tax Positions of Current Period	35,000	34,000

Unrecognized tax benefits balance at December 31	$3,133,000	$3,097,000

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax returns for all years in the Company’s major tax jurisdictions are not settled as of December 31, 2016. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

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

On October 3, 2016, the Company completed the Final Closing and received $7.8 million. The Final Closing resulted in the issuance of 6,480,655 shares of Common Stock, priced at $1.19 per share, and 1,296,129 warrants, with a purchase price of $0.125 per warrant. The warrants became exercisable on January 2, 2017 at $1.69 per share exercise price, and will expire on January 2, 2020. The fair value of the warrants issued is $544,374, calculated using the Black-Scholes-Merton valuation model value of $0.42 with a contractual life of 3.25 years, an assumed volatility of 71.4%, and a risk-free interest rate of 0.91%.

As described in Note 1, on October 24, 2016, the Company entered into and closed on a stock purchase agreement with an accredited investor, pursuant to which the Company agreed to sell to the investor in a private placement an aggregate of 2,469,135 shares of the Company’s Common Stock, priced at $1.190 per share, and 493,827 warrants, representing a 20% warrant coverage, with a purchase price of $0.125 per whole warrant share, for aggregate gross proceeds to the Company of $3.0 million. The warrants became exercisable on January 23, 2017 at $1.69 per share exercise price, and will expire on January 23, 2020. The fair value of the warrants issued in the October Offering is $306,173, calculated using the Black-Scholes-Merton valuation model value of $0.62 with a contractual life of 3.25 years, an assumed volatility of 72.2%, and a risk-free interest rate of 1.00%.

The Company granted registration rights to all of the investors and filed a resale registration statement covering the shares of common stock and the shares of common stock underlying the warrants on December 2, 2016. The registration statement was declared effective by the SEC on December 21, 2016.

9.	SHARE-BASED COMPENSATION

The Company has adopted incentive and nonqualified stock option plans for executive, scientific and administrative personnel of the Company as well as outside directors and consultants. In June 2016, the Company’s shareholders approved an amendment to the 2011 Long-Term Incentive Plan, increasing the number of shares reserved for issuance from 8,230,000 to 11,230,000 shares of common stock to be available for grants and awards. As of December 31, 2016, there are 9,535,306 shares issuable under options previously granted and currently outstanding, with exercise prices ranging from $0.86 to $17.38. In 2016, the Company awarded options to officers and employees, covering up to 648,000 shares, in which vesting is subject to achievement of certain performance milestones. Options granted under the plans generally vest over periods varying from immediately to one to three years, are not transferable and generally expire ten years from the date of grant. As of December 31, 2016, 2,082,507 shares remained available for grant under the Company’s 2011 Long-Term Incentive Plan.

During the year ended December 31, 2016, $10,100 of stock compensation expense was recorded for share awards with performance conditions. There was no expense recorded for share awards with performance conditions for the year ended December 31, 2015.

The Company’s net loss for the years ended December 31, 2016 and 2015 includes $2,995,240 and $1,541,192, respectively, of non-cash compensation expense related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

F-18

	2016	2015
Research and development	$746,027	$747,285
General and administrative	2,249,213	793,907
Share-based compensation expense	$2,995,240	$1,541,192
Net share-based compensation expense, per common share:
Basic and diluted	$0.05	$0.05

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

Following are the weighted-average assumptions used in valuing the stock options granted to employees during the years ended December 31, 2016 and 2015:

	Years ended December 31,
	2016	2015
Expected volatility	82.12%	85.17%
Risk free interest rate	1.29%	1.57%
Expected term of option	5.33 years	5.67 years
Forfeiture rate	*3.00%	*3.00%
Expected dividend yield	-	-

*-Throughout 2016 and 2015, forfeitures were estimated at 3%; the actual forfeiture rate was 6% and 0% for 2016 and 2015, respectively. The Company adjusted stock compensation expense for 2016 and 2015 based on the actual forfeiture rate.

The weighted average fair value of stock options granted was $0.75 and $1.02 in 2016 and 2015, respectively.

Share-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, net of estimated forfeitures. The authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

A summary of the Company’s stock option plans and of changes in options outstanding under the plans during the years ended December 31, 2016 and 2015 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term In years	Aggregate Intrinsic Value

Outstanding at December 31, 2014	4,557,682	$2.40
Exercised	-	$-
Granted	2,775,000	$1.43
Expired	(637,938)	$2.47
Forfeited	-	$-
Outstanding at December 31, 2015	6,694,744	$1.99
Exercised	-	$-
Granted	4,213,518	$1.00
Expired	(856,512)	$2.24
Forfeited	(516,444)	$1.14
Outstanding at December 31, 2016	9,535,306	$1.57	7.58	$633,639
Vested and expected to vest at December 31, 2016	9,485,803	$1.57	7.54	$568,569
Exercisable at December 31, 2016	7,885,220	$1.66	7.35	$441,550

The aggregate intrinsic value is calculated as the difference between (i) the closing price of the common stock at December 31, 2016 and (ii) the exercise price of the underlying awards, multiplied by the number of options that had an exercise price less than the closing price on the last trading day of the year. There were no options exercised in 2016 or 2015.

The following summarizes information about stock options granted to employees and directors outstanding at December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2016	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable at December 31, 2016	Weighted Average Exercise Price
$0.00 - $1.00	2,151,135	9.0	$0.87	1,439,696	$0.87
$1.01 - $2.00	6,831,912	7.4	$1.58	5,893,265	$1.60
$2.01 - $3.00	350,000	5.2	$2.24	350,000	$2.24
$3.01 - $10.00	176,540	3.6	$6.56	176,540	$6.56
$10.01 - $15.00	5,268	1.0	$13.75	5,268	$13.75
$15.01 - $20.00	20,451	0.5	$17.38	20,451	$17.38

	9,535,306	7.6	$1.57	7,885,220	$1.66

As of December 31, 2016, there was approximately $389,000 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.1 years.

Warrants

Warrants granted generally expire after 3-5 years from the date of grant. Stock warrant activity with non-employees is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	4,010,903	$2.27
Granted	-	$-
Exercised	-	$-
Expired	-	$-
Outstanding at December 31, 2015	4,010,903	$2.27
Granted	4,625,510	$1.69
Exercised	-	$-
Expired	(2,247,912)	$2.91
Outstanding at December 31, 2016	6,388,501	$1.63
Exercisable at December 31, 2016	4,598,545	$1.60

10.	COMMITMENTS AND CONTINGENCIES

COMMITMENTS

ENMD-2076. In January 2006, the Company acquired Miikana, a private biotechnology company. Pursuant to the Merger Agreement, the Company acquired all of the outstanding capital stock of Miikana Therapeutics, Inc. In 2008, the Company initiated a Phase 1 clinical trial with its Aurora A and angiogenic kinase inhibitor, ENMD-2076, in patients with solid tumors. A dosing of the first patient with ENMD-2076 triggered a purchase price adjustment milestone of $2 million, which the Company opted to pay in stock. As ENMD-2076 successfully completed Phase 1 clinical trials and advanced to Phase 2, the dosing of the first patient in 2010 triggered an additional purchase price adjustment milestone of $3 million, which was paid in stock in 2010. Under the terms of the merger agreement, the former Miikana stockholders may earn up to an additional $4 million of potential payments upon the satisfaction of additional clinical and regulatory milestones for ENMD-2076 and up to the $9 million of potential milestone payments that pertain to a preclinical program that the Company has discontinued. As of December 31, 2016, a $4 million potential milestone payment remains, payable in cash or shares of stock at the Company’s option, related to the ENMD-2076 program and the dosing of the first patient in a Phase 3 pivotal trial.

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

2ME2 NCD (2-methoxyestradiol, NanoCrystal Dispersion, 2ME2 NCD) for Oncology. In January 2006, the Company entered into a License Agreement with Elan Corporation, plc (“Elan”) in which the Company has been granted rights to utilize Elan’s proprietary NanoCrystal Technology in connection with the development of the oncology product candidate, 2ME2 using its nanocrystal dispersion formulation. Under the terms of the License Agreement, Elan is eligible to receive payments upon the achievement of certain milestones and to receive royalty payments based on sales of 2ME2 NCD. Additionally, under the agreement and the corresponding Services Agreement, Elan has the right to manufacture the Company’s 2ME2 NCD. Milestones related to the initiation of Phase 2 clinical trials for 2ME2 NCD have been paid and there are no additional milestones achieved as of December 31, 2016. The Company has discontinued clinical development of the NCD formulation of 2ME2.

Endostatin and Angiostatin for Eye Diseases. The Company is a party to a February 2004 agreement with Children’s Medical Center Corporation (“CMCC”) and Alchemgen Therapeutics pertaining to Endostatin and Angiostatin proteins, programs which have been discontinued by the Company, and pursuant to which Alchemgen received rights to market Endostatin and Angiostatin in Asia. In April 2008, the Company was advised that Alchemgen Therapeutics ceased operations, therefore eliminating the Company’s ability to receive any royalties from Alchemgen under the agreement. However, the Company is a party to a sublicense agreement with Oxford BioMedica PLC (“Oxford”) to develop and market Endostatin and Angiostatin for ophthalmologic (eye) diseases. Pursuant to this sublicense, the Company is eligible to receive a portion of upfront payments and royalties from Oxford based on a portion of the payments received and net sales of gene products of Endostatin and Angiostatin and certain development milestone payments. There was no royalty payment received in 2016 or 2015. The Company does not control the drug development efforts of Oxford and has no information or control over when or whether any milestones will be reached that would result in additional payments to the Company in 2017 or beyond.

Pursuant to the Company’s commitments for ENMD-2076, it could potentially pay $4 million, in stock or cash at the Company’s election, when the pivotal trial development milestone is reached. With respect to the Company’s other product candidates, which are not actively pursued or have been discontinued pursuant to the commitments detailed above, in aggregate, the Company could potentially pay up to $41 million if each licensed product candidate is fully developed and approved for commercial use in all of the major territories of the world. In this event, the Company would also be obligated to pay annual sales-based royalties under the license agreements. However, the Company does not expect that these other product candidates will reach additional developmental milestones and accordingly does not anticipate any future milestone payments for these programs.

With respect to the Company’s in-licensed drug candidates for the Greater China market, the Company does not have to pay any milestone payments or royalties to Spectrum; however, CASI is responsible for paying royalties or milestones, if and when applicable, owed by Spectrum to upstream licensors that licensed related technology to Spectrum in accordance with the terms of the relevant upstream licenses, and only to the extent of the Greater China portion of such upstream royalties or milestones. The Company’s sales of Zevalin in Hong Kong are subject to royalties. In 2015, the Company paid royalties of approximately $9,500 related to Zevalin sales in 2014 and 2015.  The Company does not expect to pay royalties for ZEVALIN® in China and Taiwan until commercial activities begin which will not occur until after ZEVALIN® receives marketing approval from the regulatory agencies and which is not expected to occur in 2017.  The Company does not expect to have sales of MARQIBO® and EVOMELA™ in 2017 as these products are not yet approved for marketing in the Greater China market, and accordingly the Company does not anticipate any payment obligations for these programs in 2017.

As of December 31, 2016, the Company also has purchase obligation commitments, in the normal course of business, for clinical trial contracts totaling approximately $542,000.

The Company leases its principal executive offices in Rockville, MD under a lease agreement that continues through December 31, 2019. The Company leases office space in China under a lease agreement that continues through June 2018. Effective February 1, 2017, the Company renewed a one year lease in China for lab space. Additionally, in January 2017, the Company entered into a lease for additional lab space in China that continues through May 2022.

The future minimum payments under its facilities leases are as follows:

2017	$468,818
2018	333,325
2019	259,813
2020	183,495
2021	191,691
Thereafter	44,172
Total minimum payments	$1,481,314

Rental expense for the years ended December 31, 2016 and 2015 was approximately $328,000 and $309,000, respectively.

CONTINGENCIES

The Company is subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, unless otherwise disclosed herein, are material.

11.	EMPLOYEE RETIREMENT PLAN

The Company sponsors the CASI Pharmaceuticals, Inc. 401(k) Plan and Trust. The plan covers substantially all employees and enables participants to contribute a portion of salary and wages on a tax-deferred basis. Contributions to the plan by the Company are discretionary. Contributions by the Company totaled approximately $30,300 and $29,200 in 2016 and 2015, respectively.

