Form 10-Q
period 2017-03-31
CASI Pharmaceuticals, Inc.
filed 2017-05-15
CIK 895051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at May 5, 2017
Common Stock $.01 Par Value	60,196,574

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CASI Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$25,528,952	$27,092,928
Prepaid expenses and other	335,707	355,891
Total current assets	25,864,659	27,448,819

Property and equipment, net	244,572	229,591
Other assets	72,601	34,485
Total assets	$26,181,832	$27,712,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,119,997	$1,064,626
Accrued liabilities	199,705	250,950
Note payable, net of discount	1,493,147	-
Total current liabilities	2,812,849	1,315,576

Note payable, net of discount	-	1,491,278
Contingent rights derivative liability	4,129,140	4,122,266
Total liabilities	6,941,989	6,929,120

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $1.00 par value;
5,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2017 and December 31, 2016	-	-
Common stock, $.01 par value:
170,000,000 shares authorized; 60,276,119 shares issued at March 31, 2017 and December 31, 2016	602,760	602,760
Additional paid-in capital	470,303,336	470,147,086
Treasury stock, at cost: 79,545 shares held	(8,034,244)	(8,034,244)
Accumulated deficit	(443,632,009)	(441,931,827)
Total stockholders’ equity	19,239,843	20,783,775
Total liabilities and stockholders’ equity	$26,181,832	$27,712,895

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenues:
Product sales	$-	$-

Costs and expenses:
Research and development	1,049,287	1,018,757
General and administrative	644,163	765,075
	1,693,450	1,783,832

Interest (income) expense, net	(142)	8,768
Change in fair value of contingent rights	6,874	1,766

Net loss	$(1,700,182)	$(1,794,366)

Net loss per share (basic and diluted)	$(0.03)	$(0.04)
Weighted average number of common shares outstanding (basic and diluted)	60,196,574	40,207,041

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,700,182)	$(1,794,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,528	19,037
Gain on disposal of assets	-	(53,158)
Stock-based compensation expense	156,250	372,103
Non-cash interest	1,869	7,005
Change in fair value of contingent rights	6,874	1,766
Changes in operating assets and liabilities:
Prepaid expenses and other	(17,932)	119,057
Accounts payable	55,371	(100,761)
Accrued liabilities	(51,245)	(11,365)
Net cash used in operating activities	(1,530,467)	(1,440,682)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of furniture and equipment	-	93,757
Purchases of furniture and equipment	(33,509)	(63,664)
Net cash (used in) provided by investing activities	(33,509)	30,093

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance costs	-	(57,971)
Proceeds from sale of common stock	-	10,281,955
Net cash provided by financing activities	-	10,223,984

Net (decrease) increase in cash and cash equivalents	(1,563,976)	8,813,395
Cash and cash equivalents at beginning of period	27,092,928	5,131,114
Cash and cash equivalents at end of period	$25,528,952	$13,944,509

Supplemental disclosure of cash flow information:

Non-cash financing activity:
Partial settlement of contingent rights derivative	$-	$1,922,312

See accompanying condensed notes.

CASI PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 (unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such condensed consolidated financial statements do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying December 31, 2016 financial information was derived from the Company’s audited financial statements in the Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in its Form 10-K for the year ended December 31, 2016.

Liquidity Risks and Management’s Plans

Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $443.6 million.   The Company restructured its business in 2012 in connection with an investment led by one of the Company’s largest stockholders, followed by implementation of a name change to reflect its core mission and business strategy. The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical activities. In 2016, the Company received $28.1 million from strategic financings (“2016 Strategic Financings”). Net proceeds of the Strategic Financings are being used to further fund the Company’s operations, accelerate its clinical and regulatory activities, expand its product pipeline, and support its marketing and commercial planning activities. As a result of the 2016 Strategic Financings, the Company believes that it has sufficient resources to fund its operations for at least the twelve months subsequent to May 15, 2017. As of March 31, 2017, approximately $5.0 million of the Company’s cash balance was held by CASI China. The Company intends to continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements in China to support the Company’s dual-country approach to drug development.

2.	License Arrangements

The Company has certain product rights and perpetual exclusive licenses from Spectrum Pharmaceuticals, Inc. and certain of its affiliates (together referred to as “Spectrum”) to develop and commercialize the following commercial oncology drugs and drug candidates in the greater China region (which includes China, Taiwan, Hong Kong and Macau) (the “Territories”):

•	MARQIBO® (vinCRIStine sulfate LIPOSOME injection) (“Marqibo”);
•	ZEVALIN® (ibritumomab tiuxetan) (“Zevalin”); and
•	EVOMELA® (melphalan) for Injection (“Evomela”).

CASI is responsible for developing and commercializing these three drugs in the Territories, including the submission of import drug registration applications and conducting confirmatory clinical trials as needed.

The Company is in various stages of the regulatory and development process to obtain marketing approval for MARQIBO®, ZEVALIN® and EVOMELA® in its territorial region, with ZEVALIN® commercially available in Hong Kong. In January 2016, the China Food and Drug Administration (CFDA) accepted for review the Company’s import drug registration application for MARQIBO® and currently is in the quality testing phase of the regulatory process. On March 10, 2016, Spectrum received notification from the U.S. Food and Drug Administration (FDA) of the grant of approval of its New Drug Application (NDA) for EVOMELA® primarily for use as a high-dose conditioning treatment prior to hematopoietic progenitor (stem) cell transplantation in patients with multiple myeloma. In December 2016, the CFDA accepted for review the Company’s import drug registration application for EVOMELA® which currently is in the quality testing phase of the regulatory process.

3.	Note Payable

As part of the license arrangements with Spectrum (see Note 2), the Company issued to Spectrum a $1.5 million 0.5% secured promissory note originally due March 17, 2016 which was subsequently amended and extended to March 17, 2018. All other terms remain the same. The promissory note was recorded initially at its fair value, giving rise to a discount of approximately $136,000; the promissory note is presented as note payable, net of discount in the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2017 and 2016, the Company recognized $1,869 and $7,005 of non-cash interest expense, respectively, related to the amortization of the debt discount, using the effective interest rate method.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:

As partial consideration for the acquisition from Spectrum, the Company issued certain contingent rights (“Contingent Rights”) to purchase additional shares of its common stock, which Contingent Rights expire upon the occurrence of certain events. The Contingent Rights issued to Spectrum in connection with the license arrangements (see Note 2) are considered derivative liabilities and were recorded initially at their estimated fair value, and are marked to market each reporting period until settlement. The fair value of the Contingent Rights was measured using Level 3 unobservable inputs; the unobservable inputs include estimates of the Company’s future capital requirements, and the timing, probability, size and characteristics of those capital raises, among other inputs. Generally, if the estimates of the size and probability of the Company’s future capital requirements increase, the fair value of the Contingent Rights will also increase.

The following table presents the Company’s financial liabilities accounted for at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 by level within the fair value hierarchy:

	As of March 31, 2017
	Level 1	Level 2	Level 3	Total

Liabilities - Contingent Rights	$-	$-	$4,129,140	$4,129,140

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total

Liabilities - Contingent Rights	$-	$-	$4,122,266	$4,122,266

The following table presents the changes in the Company’s financial liabilities accounted for at fair value on a recurring basis using Level 3 unobservable inputs:

December 31, 2016	$4,122,266
Change in fair value of Contingent Rights	6,874
Balance at March 31, 2017	$4,129,140

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

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis:

The Company measures its long-lived assets, including property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No such fair value impairment was recognized for the three months ended March 31, 2017 and 2016.

5.	Share-Based Compensation

The Company has adopted incentive and nonqualified stock option plans for executive, scientific and administrative personnel of the Company as well as outside directors and consultants. As of March 31, 2017, there are 9,443,455 shares issuable under options previously granted and currently outstanding, with exercise prices ranging from $0.86 to $17.38. In 2017, the Company awarded options to employees, covering up to 15,000 shares, in which vesting is subject to achievement of certain performance milestones. Options granted under the plans generally vest over periods varying from immediately to one to three years, are not transferable and generally expire ten years from the date of grant. As of March 31, 2017, 2,174,358 shares remained available for grant under the Company’s 2011 Long-Term Incentive Plan.

The Company records compensation expense associated with stock options and other equity-based compensation in accordance with provisions of authoritative guidance. Compensation costs are recognized over the requisite service period, which is generally the option vesting term of up to three years. Awards with performance conditions will be expensed if it is probable that the performance condition will be achieved. For the three months ended March 31, 2016, $3,870 was expensed for share awards with performance conditions that became probable during that period. There was no expense recorded for share awards with performance conditions during the three months ended March 31, 2017.

The Company’s net loss for the three months ended March 31, 2017 and 2016 includes non-cash compensation expense of $156,250 and $372,103, respectively, related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	THREE MONTH PERIOD ENDED MARCH 31,
	2017	2016
Research and development	$67,198	$174,925
General and administrative	89,052	197,178
Share-based compensation expense	$156,250	$372,103
Net share-based compensation expense, per common share:
Basic and diluted	$0.003	$0.01

The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of stock options granted to employees. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award.

Following are the weighted-average assumptions used in valuing the stock options granted during the three-month periods ended March 31, 2017 and 2016:

	THREE MONTH PERIOD ENDED MARCH 31,
	2017	2016
Expected volatility	81.07%	84.13%
Risk-free interest rate	2.03%	1.39%
Expected term of option	5.81 years	5.84 years
Forfeiture rate	-	3.00%*
Expected dividend yield	0.00%	0.00%

 * - In 2016, authoritative guidance required forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the three-month period ended March 31, 2016, forfeitures were estimated at 3%.

The weighted average fair value of stock options granted during the three-month periods ended March 31, 2017 and 2016 were $1.04 and $0.61, respectively.

A summary of the Company’s stock option plans and of changes in options outstanding under the plans for the three months ended March 31, 2017 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2017	9,535,306	$1.57
Granted	139,500	$1.50
Exercised	-	$-
Expired	(231,351)	$1.49
Forfeited	-	$-
Outstanding at March 31, 2017	9,443,455	$1.58
Vested and expected to vest at March 31, 2017	8,783,424	$1.61
Exercisable at March 31, 2017	7,844,742	$1.65

There were no option exercises during the three months ended March 31, 2017 or 2016.

6.	Income Taxes

At December 31, 2016, the Company had a $3.1 million unrecognized tax benefit. The Company recorded a full valuation allowance on the net deferred tax asset recognized in the consolidated financial statements as of December 31, 2016.

During the three months ended March 31, 2017, there were no material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

The tax returns for all years in the Company’s major tax jurisdictions are not settled as March 31, 2017. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

7.	Related Party Transactions

The Company utilizes the services of Crown Biosciences, Inc. (“Crown Bio”) to perform certain research and development testing. The CEO of Crown Bio is also a board member of CASI. Approximately $20,900 was payable to Crown Bio as of March 31, 2017. The research and development expense recognized for the services provided for the three months ended March 31, 2016 was $8,360. There were no research and development services provided by Crown Bio for the three months ended March 31, 2017.

8.	New Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact the Company’s condensed consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. In July 2015, the FASB delayed the effective date of this standard by one year. The new standard will be effective for the Company’s reporting year beginning on January 1, 2018, and early adoption of the standard as of January 1, 2017 is permitted. In March 2016, the FASB issued an accounting standard update to clarify the implementation guidance on principal versus agent considerations.  In April 2016, the FASB issued an accounting standard update to clarify the identification of performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.  In May 2016, the FASB issued an accounting standard update to clarify guidance in certain areas and add some practical expedients to the guidance.  The amendments in these 2016 updates do not change the core principle of the previously issued guidance in May 2014. The Company does not expect that the adoption of ASU 2014-09 will have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The accounting standard is effective for public business entities for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is permitted. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements.

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

Our pipeline features (1) our lead proprietary drug candidate, ENMD-2076, in multiple Phase 2 clinical trials, (2) MARQIBO®, ZEVALIN® and EVOMELA®, all FDA approved drugs in-licensed from Spectrum for China regional rights, and currently in various stages in the regulatory process for market approval in China, and (3) proprietary early-stage candidates in preclinical development. We believe our pipeline reflects a risk-balanced approach between products in various stages of development, and between products that we develop ourselves and those that we develop with our partners for the China regional market. We intend to continue building a significant product pipeline of innovative drug candidates that we will commercialize alone in China and with partners for the rest of the world. For ENMD-2076, our current development is focused on niche and orphan indications. For in-licensed products, the Company uses a market-oriented approach to identify pharmaceutical candidates that we believe have the potential for gaining widespread market acceptance, either globally or in China, and for which development can be accelerated under the Company’s drug development strategy.

Our primary research and development focus is on oncology therapeutics. Our strategy is to develop innovative drugs that are potential first-in-class or market-leading compounds for treatment of cancer. The implementation of our plans will include leveraging our resources in both the United States and China. In order to capitalize on the drug development and capital resources available in China, the Company is conducting business in China through its wholly-owned China-based subsidiary that will execute the China portion of the Company’s drug development strategy, including conducting clinical trials in China, pursuing local funding opportunities and strategic collaborations, and implementing the Company’s plan to build a leading commercial business in China.

Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $443.6 million.  The Company restructured its business in 2012 in connection with an investment led by one of the Company’s largest stockholders, followed by implementation of a name change to reflect its core mission and business strategy.  The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical activities. In 2016, the Company received $28.1 million from strategic financings (“2016 Strategic Financings”). Net proceeds of the Strategic Financings are being used to further fund the Company’s operations, accelerate its clinical and regulatory activities, expand its product pipeline, and support its marketing and commercial planning activities. As a result of the 2016 Strategic Financings, the Company believes that it has sufficient resources to fund its operations for at least the twelve months subsequent to May 15, 2017. We intend to continue to exercise tight controls over operating expenditures. In developing drug candidates, we intend to use and leverage resources available to us in both the United States and China. We intend to pursue additional financing opportunities as well as opportunities to raise capital through forms of non- or less- dilutive arrangements, such as partnerships and collaborations with organizations that have capabilities and/or products that are complementary to our capabilities and products in order to continue the development of our product candidates that we intend to pursue to commercialization. However, there can be no assurance that adequate additional financing under such arrangements will be available to us on terms that we deem acceptable, if at all.

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

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Our critical accounting policies, including the items in our financial statements requiring significant estimates and judgments, are as follows:

-	Revenue Recognition - We recognize revenue in accordance with the provisions of authoritative guidance issued, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured.

-	Research and Development - Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Research and development costs are expensed as incurred.

-	Expenses for Clinical Trials - Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the data. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes the enrollment process. Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and when a patient drops out of a trial. Costs that are based on clinical data collection and management are recognized in the reporting period in which services are provided. In the event of early termination of a clinical trial, we accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

-	Stock-Based Compensation - All share-based payment transactions are recognized in the consolidated financial statements at their fair values. Compensation expense associated with service, performance, market condition-based stock options and other equity-based compensation is recorded in accordance with provisions of authoritative guidance. The fair value of awards whose fair values are calculated using the Black-Scholes option pricing model is generally being amortized on a straight-line basis over the requisite service period and is recognized based on the proportionate amount of the requisite service period that has been rendered during each reporting period. The fair value of awards with market conditions, which are valued using a binomial model, is being amortized based upon the estimated derived service period. Share-based awards granted to employees with a performance condition are measured based on the probable outcome of that performance condition during the requisite service period. Such an award with a performance condition will be expensed if it is probable that a performance condition will be achieved. For the three months ended March 31, 2016, $3,870 was expensed for share awards with performance conditions that became probable during that period. For the three months ended March 31, 2017, no expense has been recorded for share awards with performance conditions. Using the straight-line expense attribution method over the requisite service period, which is generally the option vesting term ranging from immediately to one to three years, share-based compensation expense recognized for the three months ended March 31, 2017 and 2016 totaled approximately $156,000 and $372,000, respectively.

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

Any future changes to our share-based compensation strategy or programs would likely affect the amount of compensation expense recognized.

-	Fair Value Measurements - At each reporting period, we perform a detailed analysis of our assets and liabilities that are measured at fair value. All assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3 in accordance with the hierarchy established by U.S. GAAP. As of March 31, 2017, we remeasured the Contingent Rights and will continue to do so at every balance sheet date and upon partial settlements until completely settled. In measuring the fair value of the financial instrument we used Level 3 unobservable inputs, including such inputs as our estimated borrowing rate and our future capital requirements, and the timing, probability, size and characteristics of those capital raises, among other inputs.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2017 and March 31, 2016.

Revenues and Cost of Product Sales. There were no revenues recorded for the three months ended March 31, 2017 or March 31, 2016.

Research and Development Expenses. Our research and development expenses for the three months ended March 31, 2017 totaled approximately $1,049,000 and $1,019,000 for the corresponding 2016 period. Included in our R&D expenses for the three-month period ended March 31, 2017 are direct project costs of $274,000 for ENMD-2076, $188,000 for drugs in-licensed from Spectrum, and $242,000 for preclinical development activities in China. The 2016 research and development expenses for the comparable period included $397,000 for ENMD-2076, $109,000 for drugs in-licensed from Spectrum, and $162,000 for preclinical development activities in China. The overall increase in research and development costs in the three month period ended March 31, 2017, as compared to same period in 2016, primarily reflects higher costs associated with the quality testing phase of the regulatory review of MARQIBO® in 2017.

At March 31, 2017, and, since acquired, accumulated direct project expenses for ENMD-2076 totaled $27,929,000, $1,088,000 for drugs in-licensed from Spectrum, and for preclinical development activities in China, accumulated project expenses totaled $2,289,000. Our research and development expenses also include non-cash stock-based compensation totaling $67,000 for the three-months ended March 31, 2017 and $175,000 for the corresponding 2016 period. The balance of our research and development expenditures includes facility costs and other departmental overhead, regulatory expenses associated with import drug registration applications in China for the drugs in-licensed from Spectrum, and expenditures related to the non-clinical support of our programs.

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

Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Overall research and development expenses increased to $1,049,000 during the three months ended March 31, 2017 from $1,019,000 for the corresponding period in 2016.

The fluctuations in research and development expenses during the three months ended March 31, 2017 were specifically impacted by the following:

-	Outside Services – We utilize outsourcing to conduct our product development activities. In the three-month period ended March 31, 2017, we expended $198,000 on outside service activities versus $80,000 in the same 2016 period. The increase in 2017 as compared to 2016 reflects regulatory costs associated with the import drug registration applications in China for the drugs in-licensed from Spectrum, primarily related to the quality testing phase for MARQIBO®.

-	Clinical Trial Costs – Clinical trial costs, which include clinical site fees, monitoring costs and data management costs, decreased to $166,000 in the three months ended March 31, 2017 from $270,000 in the three-month period ended March 31, 2016. This decrease primarily relates to higher enrollment patient costs and clinical trial management costs associated with our Phase 2 clinical trial in advanced fibrolamellar carcinoma (FLC) during the 2016 period.

-	Contract Manufacturing Costs – The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, product release costs and storage fees. Contract manufacturing costs for the three months ended March 31, 2017 decreased to $12,000 from $19,000 during the same period in 2016 due to the timing of stability testing reporting.

-	Personnel Costs – Personnel costs decreased to $386,000 in the three-month period ended March 31, 2017 from $477,000 in the corresponding 2016 period. This variance is primarily attributed to a decrease in non-cash stock-based compensation expense of $108,000 during the 2017 period.

-	Also reflected in our 2017 research and development expenses for the three month period ended March 31, 2017 are outsourced consultant costs of $95,000 and facility and related expenses of $103,000. In the corresponding 2016 period, these expenses totaled $81,000 and $100,000, respectively. The variance in outsourced consultant costs reflect the timing of clinical trial management and evaluation and regulatory activities.

General and Administrative Expenses. General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.

General and administrative expenses decreased to $644,000 in the three-month period ended March 31, 2017 from $765,000 in the corresponding 2016 period. This variance is primarily attributed to a decrease in non-cash stock-based compensation expense of $108,000 during the 2017 period, offset by increased costs related to business development activities during the 2017 period.

Interest (income) expense, net. Interest (income) expense, net for three months ended March 31, 2017 and 2016 was $(142) and $8,768, respectively. This includes interest on our note payable of $1,875 for both periods; non-cash interest of $1,869 and $7,005, respectively, representing the amortization of the debt discount; offset by interest income of $3,886 and $112, respectively.

Change in fair value of contingent rights. The Contingent Rights issued to Spectrum in connection with the license arrangements are considered derivative liabilities and were recorded initially at their estimated fair value, and are marked to market each reporting period until settlement. The change in fair value of the Contingent Rights for the three months ended March 31, 2017 and 2016 was $6,874 and $1,766, respectively.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses in 2017 and the foreseeable future before we commercialize any products. Based on our current plans, we expect our current available cash and cash equivalents to meet our cash requirements for at least the twelve months subsequent to May 15, 2017.

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

At March 31, 2017, we had cash of $25,528,952 with working capital of $23,051,810. As of March 31, 2017, approximately $5.0 million of the Company’s cash balance was held by CASI China.

FINANCING ACTIVITIES

As discussed above, in 2016 the Company received $28.1 million from the 2016 Strategic Financings. Net proceeds of the Strategic Financings are being used to further fund the Company’s operations, accelerate its clinical and regulatory activities, expand its product pipeline, and support its marketing and commercial planning activities.

INFLATION AND INTEREST RATE CHANGES

Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact the total fair market value of our portfolio as of March 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of March 31, 2017 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, unless otherwise disclosed herein, are material.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of CASI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and the information under “Special Note Regarding Forward-Looking Statements” included in this report. There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Principal Accounting Officer*
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASI PHARMACEUTICALS, INC.
(Registrant)

Date: May 15, 2017	/s/ Ken K. Ren
Ken K. Ren
Chief Executive Officer

Date: May 15, 2017	/s/ Sara B. Capitelli
Sara B. Capitelli
Principal Accounting Officer

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Principal Accounting Officer*
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

* Filed Herewith

