Form 10-Q
period 2017-06-30
CASI Pharmaceuticals, Inc.
filed 2017-08-14
CIK 895051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at August 4, 2017
Common Stock $.01 Par Value	60,196,574

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

Actual results could differ materially from those currently anticipated due to a number of factors, including: the risk that we may be unable to continue as a going concern as a result of our inability to raise sufficient capital for our operational needs; the possibility that we may be delisted from trading on the Nasdaq Capital Market; the volatility in the market price of our common stock; risks relating to interests of our largest stockholders that differ from our other stockholders; the risk of substantial dilution of existing stockholders in future stock issuances; the difficulty of executing our business strategy in China; our inability to predict when or if our product candidates will be approved for marketing by the China Food and Drug Administration authorities; our inability to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates or future candidates; risks relating to the need for additional capital and the uncertainty of securing additional funding on favorable terms; risks associated with our product candidates; risks associated with any early-stage products under development; the risk that results in preclinical and early clinical models are not necessarily indicative of later clinical results; uncertainties relating to preclinical and clinical trials, including delays to the commencement of such trials; the lack of success in the clinical development of any of our products; dependence on third parties; and risks relating to the commercialization, if any, of our proposed products (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks). Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. Additional information about the factors and risks that could affect our business, financial condition and results of operations, are contained in our filings with the U.S. Securities and Exchange Commission (“SEC”), which are available at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

CASI Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
ASSETS	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$23,360,529	$27,092,928
Prepaid expenses and other	250,905	355,891
Total current assets	23,611,434	27,448,819

Property and equipment, net	448,477	229,591
Other assets	72,601	34,485
Total assets	$24,132,512	$27,712,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,183,271	$1,064,626
Accrued liabilities	309,828	250,950
Note payable, net of discount	1,495,016	-
Total current liabilities	2,988,115	1,315,576

Note payable, net of discount	-	1,491,278
Contingent rights derivative liability	4,118,821	4,122,266
Total liabilities	7,106,936	6,929,120

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $1.00 par value;
5,000,000 shares authorized and 0 shares issued and
outstanding at June 30, 2017 and December 31, 2016	-	-
Common stock, $.01 par value:
170,000,000 shares authorized; 60,276,119 shares issued
at June 30, 2017 and December 31, 2016	602,760	602,760
Additional paid-in capital	470,497,651	470,147,086
Treasury stock, at cost: 79,545 shares held	(8,034,244)	(8,034,244)
Accumulated deficit	(446,040,591)	(441,931,827)
Total stockholders’ equity	17,025,576	20,783,775
Total liabilities and stockholders’ equity	$24,132,512	$27,712,895

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues:
Product sales	$-	$-	$-	$-

Costs and expenses:
Research and development	1,727,407	1,362,676	2,776,694	2,381,433
General and administrative	691,422	1,914,802	1,335,585	2,679,877
	2,418,829	3,277,478	4,112,279	5,061,310

Interest (income) expense, net	72	8,758	(70)	17,526
Change in fair value of contingent rights	(10,319)	5,634	(3,445)	7,400

Net loss	$(2,408,582)	$(3,291,870)	$(4,108,764)	$(5,086,236)

Net loss per share (basic and diluted)	$(0.04)	$(0.08)	$(0.07)	$(0.12)
Weighted average number of common shares
outstanding (basic and diluted)	60,196,574	42,906,781	60,196,574	41,556,911

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,108,764)	$(5,086,236)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	37,918	32,497
Gain on disposal of assets	-	(13,263)
Stock-based compensation expense	350,565	1,976,736
Non-cash interest	3,738	14,010
Change in fair value of contingent rights	(3,445)	7,400
Changes in operating assets and liabilities:
Prepaid expenses and other	66,870	211,714
Accounts payable	118,645	61,728
Accrued liabilities	58,878	(8,638)
Net cash used in operating activities	(3,475,595)	(2,804,052)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of furniture and equipment	-	158,446
Purchases of furniture and equipment	(256,804)	(127,612)
Net cash (used in) provided by investing activities	(256,804)	30,834

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance costs	-	(66,318)
Proceeds from sale of common stock	-	16,242,889
Net cash provided by financing activities	-	16,176,571

Net (decrease) increase in cash and cash equivalents	(3,732,399)	13,403,353
Cash and cash equivalents at beginning of period	27,092,928	5,131,114
Cash and cash equivalents at end of period	$23,360,529	$18,534,467

Supplemental disclosure of cash flow information:

Non-cash financing activity:
Partial settlement of contingent rights derivative	$-	$3,044,346

See accompanying condensed notes.

CASI PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 (unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such condensed consolidated financial statements do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying December 31, 2016 financial information was derived from the Company’s audited financial statements in the Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in its Form 10-K for the year ended December 31, 2016.

Liquidity Risks and Management’s Plans

Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $446.0 million.   The Company restructured its business in 2012 in connection with an investment led by one of the Company’s largest stockholders, followed by implementation of a name change to reflect its core mission and business strategy. The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical activities. In 2016, the Company received $28.1 million from strategic financings (“2016 Strategic Financings”). Net proceeds of the Strategic Financings are being used to further fund the Company’s operations, accelerate its clinical and regulatory activities, expand its product pipeline, and support its marketing and commercial planning activities. As a result of the 2016 Strategic Financings, the Company believes that it has sufficient resources to fund its operations for at least the twelve months subsequent to August 14, 2017. As of June 30, 2017, approximately $4.3 million of the Company’s cash balance was held by CASI China. The Company intends to continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements in China to support the Company’s dual-country approach to drug development.

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

As part of the license arrangements with Spectrum (see Note 2), the Company issued to Spectrum a $1.5 million 0.5% secured promissory note originally due March 17, 2016 which was subsequently amended and extended to March 17, 2018. All other terms remain the same. The promissory note was recorded initially at its fair value, giving rise to a discount of approximately $136,000; the promissory note is presented as note payable, net of discount in the accompanying condensed consolidated balance sheets. For the six months ended June 30, 2017 and 2016, the Company recognized $3,738 and $14,010 of non-cash interest expense, respectively, related to the amortization of the debt discount, using the effective interest rate method.

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

The inputs used in measuring the fair value of cash and cash equivalents are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair values are based on period-end statements supplied by the various banks and brokers that held the majority of the Company’s funds. The fair value of short-term financial instruments (primarily accounts receivable, prepaid expenses, accounts payable, and other current assets and liabilities) approximates their carrying values because of their short-term nature.

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

The following table presents the Company’s financial liabilities accounted for at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 by level within the fair value hierarchy:

	As of June 30, 2017
	Level 1	Level 2	Level 3	Total

Liabilities - Contingent Rights	$-	$-	$4,118,821	$4,118,821

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total

Liabilities - Contingent Rights	$-	$-	$4,122,266	$4,122,266

The following table presents the changes in the Company’s financial liabilities accounted for at fair value on a recurring basis using Level 3 unobservable inputs:

December 31, 2016	$4,122,266
Change in fair value of Contingent Rights	(3,445)
Balance at June 30, 2017	$4,118,821

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

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis:

The Company measures its long-lived assets, including property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No such fair value impairment was recognized for the six months ended June 30, 2017 and 2016.

5.	Share-Based Compensation

The Company has adopted incentive and nonqualified stock option plans for executive, scientific and administrative personnel of the Company as well as outside directors and consultants. In June 2017, the Company’s shareholders approved an amendment to the 2011 Long-Term Incentive Plan, increasing the number of shares reserved for issuance from 11,230,000 to 14,230,000 shares of common stock to be available for grants and awards. As of June 30, 2017, there are 9,747,004 shares issuable under options previously granted and currently outstanding, with exercise prices ranging from $0.86 to $13.75. In 2017, the Company awarded options to employees, covering up to 225,000 shares, in which vesting is subject to achievement of certain performance milestones. Options granted under the plans generally vest over periods varying from immediately to one to three years, are not transferable and generally expire ten years from the date of grant. As of June 30, 2017, 4,850,358 shares remained available for grant under the Company’s 2011 Long-Term Incentive Plan.

The Company records compensation expense associated with stock options and other equity-based compensation in accordance with provisions of authoritative guidance. Compensation costs are recognized over the requisite service period, which is generally the option vesting term of up to three years. Awards with performance conditions will be expensed if it is probable that the performance condition will be achieved. For the six months ended June 30, 2016, $10,100 was expensed for share awards with performance conditions that became probable during that period. There was no expense recorded for share awards with performance conditions during the six months ended June 30, 2017.

The Company’s net loss for the six months ended June 30, 2017 and 2016 includes non-cash compensation expense of $350,565 and $1,976,736, respectively, related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	SIX MONTH PERIOD ENDED JUNE 30,

	2017	2016
Research and development	$171,326	$517,536
General and administrative	179,239	1,459,200
Share-based compensation expense	$350,565	$1,976,736
Net share-based compensation expense, per common share:
Basic and diluted	$0.01	$0.05

The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of stock options granted to employees. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award.

Following are the weighted-average assumptions used in valuing the stock options granted during the six-month periods ended June 30, 2017 and 2016:

	SIX MONTH PERIOD ENDED JUNE 30,

	2017	2016
Expected volatility	78.34%	83.09%
Risk-free interest rate	1.82%	1.32%
Expected term of option	5.66 years	5.42 years
Forfeiture rate	-	3.00%*
Expected dividend yield	0.00%	0.00%

 * - In 2016, authoritative guidance required forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the six-month period ended June 30, 2016, forfeitures were estimated at 3%.

The weighted average fair value of stock options granted during the six-month periods ended June 30, 2017 and 2016 were $0.77 and $0.75, respectively.

A summary of the Company’s stock option plans and of changes in options outstanding under the plans for the six months ended June 30, 2017 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2017	9,535,306	$1.57
Granted	1,199,500	$1.15
Exercised	-	$-
Expired	(987,802)	$1.64
Forfeited	-	$-
Outstanding at June 30, 2017	9,747,004	$1.51
Vested and expected to vest at June 30, 2017	9,693,592	$1.51
Exercisable at June 30, 2017	7,966,610	$1.60

There were no option exercises during the six months ended June 30, 2017 or 2016.

6.	Income Taxes

At December 31, 2016, the Company had a $3.1 million unrecognized tax benefit. The Company recorded a full valuation allowance on the net deferred tax asset recognized in the consolidated financial statements as of December 31, 2016.

During the six months ended June 30, 2017, there were no material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

The tax returns for all years in the Company’s major tax jurisdictions are not settled as of June 30, 2017. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

7.	Related Party Transactions

In April and June 2017, under supply agreements with Spectrum, the Company received shipments of EVOMELA® and MARQIBO®, respectively, in China for quality testing purposes to support CASI’s application for import drug registration. The CEO of Spectrum is also a board member of CASI. The total cost of the materials was approximately $477,000 which is included in research and development expense for the six months ended June 30, 2017.

The Company utilizes the services of Crown Biosciences, Inc. (“Crown Bio”) to perform certain research and development testing. The CEO of Crown Bio is also a board member of CASI. Approximately $20,900 was payable to Crown Bio as of June 30, 2017. The research and development expense recognized for the services provided for the three months ended June 30, 2016 was $24,935. There were no research and development services provided by Crown Bio for the three months ended June 30, 2017.

8.	New Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact the Company’s condensed consolidated financial statements.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The accounting standard primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments.  In addition, it includes a clarification related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early adoption is permitted for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact, if any, that the pronouncement will have on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 supersedes existing lease guidance, including Accounting Standards Codification (ASC) 840 - Leases. Among other things, the new standard requires recognition of a right-of-use asset and liability for future lease payments for contracts that meet the definition of a lease. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. The standard must be applied using a modified retrospective approach. The Company is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The Company is evaluating the impact of ASU 2017-09.

There are no other recently issued accounting pronouncements that are expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

Our pipeline features (1) our lead proprietary drug candidate, ENMD-2076, in multiple Phase 2 clinical trials, (2) MARQIBO®, ZEVALIN® and EVOMELA®, all FDA approved drugs in-licensed from Spectrum for China regional rights, and currently in various stages in the regulatory process for market approval in China, and (3) proprietary early-stage candidates in preclinical development. We believe our pipeline reflects a risk-balanced approach between products in various stages of development, and between products that we develop ourselves and those that we develop with our partners for the China regional market. We intend to continue building a significant product pipeline of innovative drug candidates that we will commercialize in China and collaborate with partners for the rest of the world. For ENMD-2076, our current development is focused on niche and orphan indications. For in-licensed products, the Company uses a market-oriented approach to identify pharmaceutical candidates that we believe have the potential for gaining widespread market acceptance, either globally or in China, and for which development can be accelerated under the Company’s drug development strategy.

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

Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $446.0 million.  The Company restructured its business in 2012 in connection with an investment led by one of the Company’s largest stockholders, followed by implementation of a name change to reflect its core mission and business strategy.  The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical activities. In 2016, the Company received $28.1 million from strategic financings (“2016 Strategic Financings”). Net proceeds of the Strategic Financings are being used to further fund the Company’s operations, accelerate its clinical and regulatory activities, expand its product pipeline, and support its marketing and commercial planning activities. As a result of the 2016 Strategic Financings, the Company believes that it has sufficient resources to fund its operations for at least the twelve months subsequent to August 14, 2017. We intend to continue to exercise tight controls over operating expenditures. In developing drug candidates, we intend to use and leverage resources available to us in both the United States and China. We intend to pursue additional financing opportunities as well as opportunities to raise capital through forms of non- or less- dilutive arrangements, such as partnerships and collaborations with organizations that have capabilities and/or products that are complementary to our capabilities and products in order to continue the development of our product candidates that we intend to pursue to commercialization. However, there can be no assurance that adequate additional financing under such arrangements will be available to us on terms that we deem acceptable, if at all.

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

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Our critical accounting policies, including the items in our financial statements requiring significant estimates and judgments, are as follows:

-	Revenue Recognition - We recognize revenue in accordance with the provisions of authoritative guidance issued, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectibility is reasonably assured.

-	Research and Development - Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Research and development costs are expensed as incurred.

-	Expenses for Clinical Trials - Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the data. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes the enrollment process. Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and when a patient drops out of a trial. Costs that are based on clinical data collection and management are recognized in the reporting period in which services are provided. In the event of early termination of a clinical trial, we accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

-	Stock-Based Compensation - All share-based payment transactions are recognized in the consolidated financial statements at their fair values. Compensation expense associated with service, performance, market condition-based stock options and other equity-based compensation is recorded in accordance with provisions of authoritative guidance. The fair value of awards whose fair values are calculated using the Black-Scholes option pricing model is generally being amortized on a straight-line basis over the requisite service period and is recognized based on the proportionate amount of the requisite service period that has been rendered during each reporting period. The fair value of awards with market conditions, which are valued using a binomial model, is being amortized based upon the estimated derived service period. Share-based awards granted to employees with a performance condition are measured based on the probable outcome of that performance condition during the requisite service period. Such an award with a performance condition will be expensed if it is probable that a performance condition will be achieved. For the six months ended June 30, 2016, $10,100 was expensed for share awards with performance conditions that became probable during that period. For the six months ended June 30, 2017, no expense has been recorded for share awards with performance conditions. Using the straight-line expense attribution method over the requisite service period, which is generally the option vesting term ranging from immediately to one to three years, share-based compensation expense recognized for the six months ended June 30, 2017 and 2016 totaled approximately $351,000 and $1,977,000, respectively.

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

Any future changes to our share-based compensation strategy or programs would likely affect the amount of compensation expense recognized.

-	Fair Value Measurements - At each reporting period, we perform a detailed analysis of our assets and liabilities that are measured at fair value. All assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3 in accordance with the hierarchy established by U.S. GAAP. As of June 30, 2017, we remeasured the Contingent Rights and will continue to do so at every balance sheet date and upon partial settlements until completely settled. In measuring the fair value of the financial instrument we used Level 3 unobservable inputs, including such inputs as our estimated borrowing rate and our future capital requirements, and the timing, probability, size and characteristics of those capital raises, among other inputs.

RESULTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2017 and June 30, 2016.

Revenues and Cost of Product Sales. There were no revenues recorded for the three or six months ended June 30, 2017 and June 30, 2016.

Research and Development Expenses. Our research and development expenses for the three and six months ended June 30, 2017 totaled approximately $1,727,000 and $2,777,000, respectively. Research and development expenses for the corresponding 2016 periods were $1,363,000 and $2,381,000, respectively. Included in our R&D expenses for the three-month period ended June 30, 2017 are direct project costs of $282,000 for ENMD-2076, $725,000 for drugs in-licensed from Spectrum, and $325,000 for preclinical development activities in China. The 2016 research and development expenses for the comparable period included $420,000 for ENMD-2076, $201,000 for drugs in-licensed from Spectrum, and $194,000 for preclinical development activities in China. Research and development expenses totaling $2,777,000 for the six-month period ended June 30, 2017 included direct project costs of $556,000 related to ENMD-2076, $913,000 for drugs in-licensed from Spectrum, and $567,000 for preclinical development activities in China. The 2016 research and development expenses for the comparable period totaled $2,381,000 and included $817,000 for ENMD-2076, $310,000 for drugs in-licensed from Spectrum, and $356,000 for preclinical development activities in China. The overall increase in research and development costs in the three and six month periods ended June 30, 2017, as compared to same periods in 2016, primarily reflects higher costs associated with the quality testing phase of the regulatory review of MARQIBO® and EVOMELA® in 2017.

At June 30, 2017, and, since acquired, accumulated direct project expenses for ENMD-2076 totaled $28,211,000, $1,189,000 for drugs in-licensed from Spectrum, and for preclinical development activities in China, accumulated project expenses totaled $2,613,000. Our research and development expenses also include non-cash stock-based compensation totaling $104,000 and $171,000 for the three and six months ended June 30, 2017, respectively, and $343,000 and $518,000 for the corresponding 2016 periods, respectively. The balance of our research and development expenditures includes facility costs and other departmental overhead, regulatory expenses associated with import drug registration applications in China for the drugs in-licensed from Spectrum, and expenditures related to the non-clinical support of our programs.

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

Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Overall research and development expenses increased to $1,727,000 during the three-months ended June 30, 2017 from $1,363,000 for the corresponding period in 2016. Research and development expenses increased to $2,777,000 during the six months ended June 30, 2017 from $2,381,000 for the corresponding period in 2016. The fluctuations in research and development expenditures during the three and six months ended June 30, 2017 were specifically impacted by the following:

-	Outside Services – In the three-month period ended June 30, 2017, we expended $34,000 on outside service activities versus $37,000 in the same 2016 period. For the six month period ended June 30, 2017 outside services were $232,000 compared to $117,000 for the same 2016 period. The increase in 2017 as compared to 2016 reflects regulatory costs associated with the import drug registration applications in China for the drugs in-licensed from Spectrum.

-	Clinical Trial Costs – Clinical trial costs, which include clinical site fees, monitoring costs and data management costs, decreased to $158,000 in the three months ended June 30, 2017 from $289,000 in the three month period ended June 30, 2016. Clinical trial costs for the six month period ended June 30, 2017 decreased to $324,000 from $559,000 for the comparable 2016 period. The decrease for both periods primarily relates to higher enrollment patient costs and clinical trial management costs associated with our Phase 2 clinical trial in advanced fibrolamellar carcinoma (FLC) during the 2016 period.

-	Contract Manufacturing Costs – The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, product release costs and storage fees. Contract manufacturing costs for the three months ended June 30, 2017 increased to $613,000 from $153,000 during the same period in 2016. For the six month period ended June 30, 2017, manufacturing costs increased to $625,000 from $172,000 for the comparable 2016 period. The increase primarily reflects costs associated with the purchase of EVOMELA® in China for quality testing purposes to support CASI’s application for import drug registration in 2017.

-	Personnel Costs – Personnel costs increased to $605,000 in the three-month period ended June 30, 2017 from $595,000 in the corresponding 2016 period. For the six-month period ended June 30, 2017, personnel costs decreased in 2017 to $992,000 from $1,072,000 for the corresponding 2016 period. This variance is attributed to a decrease in non-cash stock-based compensation expense totaling $346,000 during the 2017 period, offset by increased salary and benefit costs associated with employees in China and a new Chief Medical Officer in the U.S. in 2017.

-	Also reflected in our 2017 research and development expenses for the three-month period ended June 30, 2017 are outsourced consultant costs of $46,000 and facility and related expenses of $118,000. In the corresponding 2016 period, these expenses totaled $79,000 and $78,000, respectively. For the six month period ended June 30, 2017, outsourced consultant costs were $141,000 and facility and related expenses were $221,000. In the corresponding 2016 period, these expenses totaled $160,000 and $178,000, respectively. The variance in outsourced consultant costs reflect the timing of clinical trial management and evaluation and regulatory activities. The increase in facilities and related expenses for both periods is due to new leased lab space in China in 2017.

General and Administrative Expenses. General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.

General and administrative expenses decreased to $691,000 in the three-month period ended June 30, 2017 from $1,915,000 in the corresponding 2016 period. The decrease in the second quarter of 2017, compared to the 2016 period, is primarily related to a decrease in stock-based compensation expense of $1,172,000 largely related to stock options awarded in connection with the closings of the Company’s strategic financing in 2016. For the six-month period ended June 30, 2017, general and administrative expenses decreased in 2017 to $1,336,000 from $2,680,000 for the corresponding 2016 period. The decrease in the 2017 period, compared to the 2016 period is primarily related to a decrease in stock-based compensation expense of $1,280,000 primarily related to stock options awarded in connection with the closings of the Company’s strategic financing in 2016.

Interest (income) expense, net. Interest expense, net for three months ended June 30, 2017 and 2016 was $72 and $8,758, respectively. This includes interest on our note payable of $1,875 for both periods; non-cash interest of $1,869 and $7,005, respectively, representing the amortization of the debt discount; offset by interest income of $3,672 and $122, respectively. Interest (income) expense, net for the six months ended June 30, 2017 and 2016 was $(70) and $17,526, respectively. This includes interest on our note payable of $3,750 for both periods; non-cash interest of $3,738 and $14,010, respectively, representing the amortization of the debt discount; offset by interest income of $7,558 and $234, respectively.

Change in fair value of contingent rights. The Contingent Rights issued to Spectrum in connection with the license arrangements are considered derivative liabilities and were recorded initially at their estimated fair value, and are marked to market each reporting period until settlement. The change in fair value of the Contingent Rights for the three and six months ended June 30, 2017 was $(10,319) and $(3,445), respectively. The change in fair value of the Contingent Rights for the three and six months ended June 30, 2016 was $5,634 and $7,400, respectively.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses in 2017 and the foreseeable future before we commercialize any products. Based on our current plans, we expect our current available cash and cash equivalents to meet our cash requirements for at least the twelve months subsequent to August 14, 2017.

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

At June 30, 2017, we had cash of $23,360,529 with working capital of $20,623,319. As of June 30, 2017, approximately $4.3 million of the Company’s cash balance was held by CASI China.

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

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact the total fair market value of our portfolio as of June 30, 2017.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of June 30, 2017 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

10.1	Employment Agreement by and between CASI Pharmaceuticals, Inc. and Alex Zukiwski, dated as of April 3, 2017*+
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Principal Accounting Officer*
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (in) Unaudited Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

* Filed Herewith

+ Management compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASI PHARMACEUTICALS, INC.
(Registrant)

Date: August 14, 2017	/s/ Ken K. Ren
Ken K. Ren
Chief Executive Officer

Date: August 14, 2017	/s/ Sara B. Capitelli
Sara B. Capitelli
Principal Accounting Officer

EXHIBIT INDEX

10.1	Employment Agreement by and between CASI Pharmaceuticals, Inc. and Alex Zukiwski, dated as of April 3, 2017*+
31.1 31.2	Rule 13a-14(a) Certification of Chief Executive Officer* Rule 13a-14(a) Certification of Principal Accounting Officer*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Principal Accounting Officer*
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (is) Unaudited Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

* Filed Herewith

+ Management compensatory plan or agreement

