Form 10-Q
period 2017-09-30
CASI Pharmaceuticals, Inc.
filed 2017-11-14
CIK 895051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐     NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at November 6, 2017
Common Stock $.01 Par Value	65,066,564

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CASI Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$21,640,068	$27,092,928
Prepaid expenses and other	441,818	355,891
Total current assets	22,081,886	27,448,819

Property and equipment, net	566,020	229,591
Other assets	68,244	34,485
Total assets	$22,716,150	$27,712,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,203,965	$1,064,626
Accrued liabilities	302,644	250,950
Note payable, net of discount	1,496,885	-
Total current liabilities	3,003,494	1,315,576

Note payable, net of discount	-	1,491,278
Contingent rights derivative liability	4,134,931	4,122,266
Total liabilities	7,138,425	6,929,120

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $1.00 par value; 5,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2017 and December 31, 2016	-	-
Common stock, $.01 par value: 170,000,000 shares authorized; 60,276,119 shares issued at September 30, 2017 and December 31, 2016	602,760	602,760
Additional paid-in capital	470,663,323	470,147,086
Treasury stock, at cost: 79,545 shares held	(8,034,244)	(8,034,244)
Accumulated deficit	(447,654,114)	(441,931,827)
Total stockholders’ equity	15,577,725	20,783,775
Total liabilities and stockholders’ equity	$22,716,150	$27,712,895

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues:
Product sales	$-	$-	$-	$-

Costs and expenses:
Research and development	970,989	1,013,929	3,747,683	3,395,362
General and administrative	625,878	676,927	1,961,463	3,356,804
	1,596,867	1,690,856	5,709,146	6,752,166

Interest expense, net	546	5,614	476	23,140
Change in fair value of contingent rights	16,110	(2,978)	12,665	4,422

Net loss	$(1,613,523)	$(1,693,492)	$(5,722,287)	$(6,779,728)

Net loss per share (basic and diluted)	$(0.03)	$(0.03)	$(0.10)	$(0.15)
Weighted average number of common shares outstanding (basic and diluted)	60,196,574	49,227,983	60,196,574	44,132,599

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,722,287)	$(6,779,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,420	47,963
Gain on disposal of assets	-	(12,461)
Stock-based compensation expense	516,237	2,201,401
Non-cash interest	5,607	21,015
Change in fair value of contingent rights	12,665	4,422
Changes in operating assets and liabilities:
Prepaid expenses and other	(119,686)	40,840
Accounts payable	139,339	34,793
Accrued liabilities	51,694	(7,486)
Net cash used in operating activities	(5,047,011)	(4,449,241)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of furniture and equipment	-	158,446
Purchases of furniture and equipment	(405,849)	(159,244)
Net cash used in investing activities	(405,849)	(798)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance costs	-	(72,087)
Proceeds from sale of common stock	-	17,254,341
Proceeds from sale of common stock to be issued	-	6,274,000
Net cash provided by financing activities	-	23,456,254

Net (decrease) increase in cash and cash equivalents	(5,452,860)	19,006,215
Cash and cash equivalents at beginning of period	27,092,928	5,131,114
Cash and cash equivalents at end of period	$21,640,068	$24,137,329

Supplemental disclosure of cash flow information:

Non-cash financing activity:
Partial settlement of contingent rights derivative	$-	$3,232,502

See accompanying condensed notes.

CASI PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 (unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such condensed consolidated financial statements do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying December 31, 2016 financial information was derived from the Company’s audited financial statements in the Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in its Form 10-K for the year ended December 31, 2016.

Liquidity Risks and Management’s Plans

Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of approximately $447.7 million.   The Company restructured its business in 2012 in connection with an investment led by one of the Company’s largest stockholders, followed by implementation of a name change to reflect its core mission and business strategy. The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical activities. In 2016, the Company received $28.1 million from strategic financings (“2016 Strategic Financings”). In October 2017, the Company entered into securities purchase agreements for an approximately $23.8 million strategic financing. The Company held its initial closing on October 17, 2017 and second closing on October 23, 2017 and received approximately $14.6 million (collectively, the “Closings”) (see Note 5). The Company expects to close on the remaining $9.2 million (“Final Closing”) during November 2017. Net proceeds will be used to support the Company’s business development activities, advance the development of the Company’s pipeline, and for other general corporate purposes. As a result of the Closings and the 2016 Strategic Financings, the Company believes that it has sufficient resources to fund its operations for at least the twelve months subsequent to November 14, 2017. As of September 30, 2017, approximately $3.8 million of the Company’s cash balance was held by CASI China. The Company intends to continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements in China to support the Company’s dual-country approach to drug development.

2.	License Arrangements

The Company has certain product rights and perpetual exclusive licenses from Spectrum Pharmaceuticals, Inc. and certain of its affiliates (together referred to as “Spectrum”) to develop and commercialize the following commercial oncology drugs and drug candidates in the greater China region (which includes China, Taiwan, Hong Kong and Macau) (the “Territories”):

•	EVOMELA® (melphalan) for Injection (“Evomela”);
•	MARQIBO® (vinCRIStine sulfate LIPOSOME injection) (“Marqibo”); and
•	ZEVALIN® (ibritumomab tiuxetan) (“Zevalin”).

CASI is responsible for developing and commercializing these three drugs in the Territories, including the submission of import drug registration applications and conducting confirmatory clinical trials as needed.

The Company is in various stages of the regulatory and development process to obtain marketing approval for EVOMELA®, MARQIBO®, and ZEVALIN® in its territorial region, with ZEVALIN® commercially available in Hong Kong. In January 2016, the China Food and Drug Administration (CFDA) accepted for review the Company’s import drug registration application for MARQIBO® and currently is in the quality testing phase of the regulatory process. On March 10, 2016, Spectrum received notification from the U.S. Food and Drug Administration (FDA) of the grant of approval of its New Drug Application (NDA) for EVOMELA® primarily for use as a high-dose conditioning treatment prior to hematopoietic progenitor (stem) cell transplantation in patients with multiple myeloma. In December 2016, the CFDA accepted for review the Company’s import drug registration application for EVOMELA® and in 2017 has granted priority review of the import drug registration clinical trial application (CTA), which currently is in the quality testing phase of the regulatory process. The CFDA filing and review of CASI’s ZEVALIN® import drug CTA is in process. The ZEVALIN® antibody kit and the radioactive Yttrium-90 component of the CTA require separate submissions to the CFDA, of which the first part is currently under review and the latter part is in the submission process.

3.	Note Payable

As part of the license arrangements with Spectrum (see Note 2), the Company issued to Spectrum a $1.5 million 0.5% secured promissory note originally due March 17, 2016 which was subsequently amended and extended to March 17, 2018. All other terms remain the same. The promissory note was recorded initially at its fair value, giving rise to a discount of approximately $136,000; the promissory note is presented as note payable, net of discount in the accompanying condensed consolidated balance sheets. For the nine months ended September 30, 2017 and 2016, the Company recognized $5,607 and $21,015 of non-cash interest expense, respectively, related to the amortization of the debt discount, using the effective interest rate method.

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

The following table presents the Company’s financial liabilities accounted for at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 by level within the fair value hierarchy:

	As of September 30, 2017
	Level 1	Level 2	Level 3	Total

Liabilities - Contingent Rights	$-	$-	$4,134,931	$4,134,931

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total

Liabilities - Contingent Rights	$-	$-	$4,122,266	$4,122,266

The following table presents the changes in the Company’s financial liabilities accounted for at fair value on a recurring basis using Level 3 unobservable inputs:

December 31, 2016	$4,122,266
Change in fair value of Contingent Rights	12,665
Balance at September 30, 2017	$4,134,931

As a result of the Closings (see Note 5), the Company has recorded a reduction to the Contingent Rights derivative liability and an increase to additional paid-in capital of $2,762,979 in October 2017 which will be reflected in the Company’s December 31, 2017 consolidated financial statements.

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

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis:

The Company measures its long-lived assets, including property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. No such fair value impairment was recognized for the nine months ended September 30, 2017 and 2016.

5.	Stockholders’ Equity

Securities Purchase Agreements

On October 13, 2017, the Company entered into securities purchase agreements (the “Securities Purchase Agreements”) with certain institutional investors, accredited investors and current stockholders (collectively, the “Purchasers”) pursuant to which the Company agreed to sell 7,951,865 shares of its common stock and warrants exercisable for up to 1,590,373 shares of its common stock (exclusive of the Agent Warrants described below) in a registered direct offering (the “Offering”) for gross proceeds of $23,855,595. The shares and warrants are being sold together, consisting of one share of common stock and a warrant to purchase 0.20 shares of common stock for each share of common stock purchased, at a combined offering price of $3.00. The warrants will be exercisable beginning on April 17, 2018 and will expire on April 17, 2020. The warrants have an exercise price of $3.75 per share.

The Company held its initial closing on October 17, 2017 and second closing on October 23, 2017 (collectively, the “Closings”) and received approximately $14.6 million and yielded approximately $14.3 million after offering expenses. The Closings resulted in the issuance of 4,869,990 shares of common stock. The Company expects to close on the remaining $9.2 million in November 2017, subject to satisfaction of customary closing conditions.

In connection with the Offering, the Company issued to its placement agent or its designees warrants to purchase 48,133 shares of common stock at an exercise price of $3.75 per share of common stock (the “Agent Warrants”), representing the number of warrants equal to an aggregate of 4% of the number of shares sold to investors placed by the placement agent in the Offering, excluding investments made by certain China-focused investors that were placed by the Company. The Agent Warrants will become exercisable on April 17, 2018 and will expire on April 17, 2019.

6.	Net Loss Per Share

Net loss per share (basic and diluted) was computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding. Outstanding stock options and warrants totaling 12,242,004 and 4,686,760 as of September 30, 2017, respectively, were anti-dilutive and, therefore, were not included in the computation of weighted average shares used in computing diluted loss per share.

7.	Share-Based Compensation

The Company has adopted incentive and nonqualified stock option plans for executive, scientific and administrative personnel of the Company as well as outside directors and consultants. In June 2017, the Company’s shareholders approved an amendment to the 2011 Long-Term Incentive Plan, increasing the number of shares reserved for issuance from 11,230,000 to 14,230,000 shares of common stock to be available for grants and awards. As of September 30, 2017, there are 12,242,004 shares issuable under options previously granted and currently outstanding, with exercise prices ranging from $0.86 to $13.75. In 2017, the Company awarded options to employees, covering up to 2,725,000 shares, in which vesting is subject to achievement of certain performance milestones. Options granted under the plans generally vest over periods varying from immediately to one to three years, are not transferable and generally expire ten years from the date of grant. As of September 30, 2017, 2,355,358 shares remained available for grant under the Company’s 2011 Long-Term Incentive Plan.

The Company records compensation expense associated with stock options and other equity-based compensation in accordance with provisions of authoritative guidance. Compensation costs are recognized over the requisite service period, which is generally the option vesting term of up to three years. Awards with performance conditions will be expensed if it is probable that the performance condition will be achieved. For the nine months ended September 30, 2017 and 2016, $30,500 and $10,100, respectively was expensed for share awards with performance conditions that became probable during that period.

The Company’s net loss for the nine months ended September 30, 2017 and 2016 includes non-cash compensation expense of $516,237 and $2,201,401, respectively, related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	Nine Month Period Ended September 30,
	2017	2016
Research and development	$225,342	$578,626
General and administrative	290,895	1,622,775
Share-based compensation expense	$516,237	$2,201,401
Net share-based compensation expense, per common share:
Basic and diluted	$0.01	$0.05

The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of stock options granted to employees. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award.

Following are the weighted-average assumptions used in valuing the stock options granted during the nine-month periods ended September 30, 2017 and 2016:

	Nine Month Period Ended September 30,
	2017	2016
Expected volatility	78.92%	83.03%
Risk-free interest rate	1.97%	1.31%
Expected term of option	6.34 years	5.41 years
Forfeiture rate	-	3.00%*
Expected dividend yield	0.00%	0.00%

* - In 2016, authoritative guidance required forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the nine-month period ended September 30, 2016, forfeitures were estimated at 3%.

The weighted average fair value of stock options granted during the nine-month periods ended September 30, 2017 and 2016 were $0.73 and $0.75, respectively.

A summary of the Company’s stock option plans and of changes in options outstanding under the plans for the nine months ended September 30, 2017 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2017	9,535,306	$1.57
Granted	3,699,500	$1.04
Exercised	-	$-
Expired	(992,802)	$1.64
Forfeited	-	$-
Outstanding at September 30, 2017	12,242,004	$1.41
Exercisable at September 30, 2017	8,330,511	$1.59

There were no option exercises during the nine months ended September 30, 2017 or 2016.

8.	Income Taxes

At December 31, 2016, the Company had a $3.1 million unrecognized tax benefit. The Company recorded a full valuation allowance on the net deferred tax asset recognized in the consolidated financial statements as of December 31, 2016.

During the nine months ended September 30, 2017, there were no material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

The tax returns for all years in the Company’s major tax jurisdictions are not settled as of September 30, 2017. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

9.	Related Party Transactions

In April and June 2017, under supply agreements with Spectrum, the Company received shipments of EVOMELA® and MARQIBO®, respectively, in China for quality testing purposes to support CASI’s application for import drug registration. The CEO of Spectrum is also a board member of CASI. The total cost of the materials was approximately $477,000 which is included in research and development expense for the nine months ended September 30, 2017.

The Company utilizes the services of Crown Biosciences, Inc. (“Crown Bio”) to perform certain research and development testing. The CEO of Crown Bio is also a board member of CASI. All amounts payable to Crown Bio for services provided have been paid as of September 30, 2017. The research and development expense recognized for the services provided for the nine months ended September 30, 2016 was $28,648. There were no research and development services provided by Crown Bio for the nine months ended September 30, 2017.

10.	New Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact the Company’s condensed consolidated financial statements.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The accounting standard primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments.  In addition, it includes a clarification related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early adoption is permitted for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company does not expect that the adoption of ASU 2016-01 will have a material impact on the consolidated financial statements.

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

Our product pipeline features (1) EVOMELA®, MARQIBO® and ZEVALIN®, all U.S. Food and Drug Administration (FDA) approved drugs in-licensed from Spectrum Pharmaceuticals, Inc. for China regional rights, and currently in various stages in the regulatory and clinical process for market approval in China, (2) CASI-001 and CASI-002, proprietary preclinical candidates in immune-oncology, and (3) our proprietary drug candidate, ENMD-2076, ongoing in one Phase 2 clinical study.

Our China rights to EVOMELA® (melphalan) for Injection, MARQIBO® (vinCRIStine sulfate LIPOSOME injection) and ZEVALIN® (ibritumomab tiuxetan) were previously licensed from our partner Spectrum Pharmaceuticals, Inc. Based on the U.S. FDA’s approval of these three licensed products, we are pursuing the Import Drug registration path for approval in China.

We believe our pipeline reflects a risk-balanced approach between products in various stages of development, and between products that we develop ourselves and those that we develop with our partners for the China regional market. We intend to continue building a significant product pipeline of innovative drug candidates that we will commercialize in China and collaborate with partners for the rest of the world. For in-licensed products, the Company uses a market-oriented approach to identify pharmaceutical candidates that we believe have the potential for gaining widespread market acceptance, either globally or in China, and for which development can be accelerated under the Company’s drug development strategy. For ENMD-2076, our current development is focused on niche and orphan indications.

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

Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $447.7 million.  The Company restructured its business in 2012 in connection with an investment led by one of the Company’s largest stockholders, followed by implementation of a name change to reflect its core mission and business strategy.  The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical activities. In 2016, the Company received $28.1 million from strategic financings (“2016 Strategic Financings”). In October 2017, the Company entered into securities purchase agreements for an approximately $23.8 million strategic financing. The Company held its initial closing on October 17, 2017 and second closing on October 23, 2017 and received approximately $14.6 million (collectively, the “Closings”). The Company expects to close on the remaining $9.2 million (“Final Closing”) during November 2017. Net proceeds will be used to support the Company’s business development activities, advance the development of the Company’s pipeline, and for other general corporate purposes. As a result of the Closings and the 2016 Strategic Financings, the Company believes that it has sufficient resources to fund its operations for at least the twelve months subsequent to November 14, 2017. We intend to continue to exercise tight controls over operating expenditures. In developing drug candidates, we intend to use and leverage resources available to us in both the United States and China. We intend to pursue additional financing opportunities as well as opportunities to raise capital through forms of non- or less- dilutive arrangements, such as partnerships and collaborations with organizations that have capabilities and/or products that are complementary to our capabilities and products in order to continue the development of our product candidates that we intend to pursue to commercialization. However, there can be no assurance that adequate additional financing under such arrangements will be available to us on terms that we deem acceptable, if at all.

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

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Our critical accounting policies, including the items in our financial statements requiring significant estimates and judgments, are as follows:

-	Research and Development - Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Research and development costs are expensed as incurred.

-	Expenses for Clinical Trials - Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the data. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes the enrollment process. Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and when a patient drops out of a trial. Costs that are based on clinical data collection and management are recognized in the reporting period in which services are provided. In the event of early termination of a clinical trial, we accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

-	Stock-Based Compensation - All share-based payment transactions are recognized in the consolidated financial statements at their fair values. Compensation expense associated with service, performance, market condition-based stock options and other equity-based compensation is recorded in accordance with provisions of authoritative guidance. The fair value of awards whose fair values are calculated using the Black-Scholes option pricing model is generally being amortized on a straight-line basis over the requisite service period and is recognized based on the proportionate amount of the requisite service period that has been rendered during each reporting period. The fair value of awards with market conditions, which are valued using a binomial model, is being amortized based upon the estimated derived service period. Share-based awards granted to employees with a performance condition are measured based on the probable outcome of that performance condition during the requisite service period. Such an award with a performance condition will be expensed if it is probable that a performance condition will be achieved. For the nine months ended September 30, 2017 and 2016, $30,500 and $10,100, respectively was expensed for share awards with performance conditions that became probable during that period. Using the straight-line expense attribution method over the requisite service period, which is generally the option vesting term ranging from immediately to one to three years, share-based compensation expense recognized for the nine months ended September 30, 2017 and 2016 totaled approximately $516,000 and $2,201,000, respectively.

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

Any future changes to our share-based compensation strategy or programs would likely affect the amount of compensation expense recognized.

-	Fair Value Measurements - At each reporting period, we perform a detailed analysis of our assets and liabilities that are measured at fair value. All assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3 in accordance with the hierarchy established by U.S. GAAP. As of September 30, 2017, we remeasured the Contingent Rights and will continue to do so at every balance sheet date and upon partial settlements until completely settled. In measuring the fair value of the financial instrument we used Level 3 unobservable inputs, including such inputs as our estimated borrowing rate and our future capital requirements, and the timing, probability, size and characteristics of those capital raises, among other inputs.

RESULTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2017 and September 30, 2016.

Revenues and Cost of Product Sales. There were no revenues recorded for the three or nine months ended September 30, 2017 and September 30, 2016.

Research and Development Expenses. Our research and development expenses for the three and nine months ended September 30, 2017 totaled approximately $971,000 and $3,748,000, respectively. Research and development expenses for the corresponding 2016 periods were $1,014,000 and $3,395,000, respectively. Included in our R&D expenses for the three-month period ended September 30, 2017 are direct project costs of $148,000 for ENMD-2076, $188,000 for drugs in-licensed from Spectrum, and $279,000 for preclinical development activities in China. The 2016 research and development expenses for the comparable period included $452,000 for ENMD-2076, $65,000 for drugs in-licensed from Spectrum, and $229,000 for preclinical development activities in China. Research and development expenses totaling $3,748,000 for the nine-month period ended September 30, 2017 included direct project costs of $697,000 related to ENMD-2076, $1,100,000 for drugs in-licensed from Spectrum, and $837,000 for preclinical development activities in China. The 2016 research and development expenses for the comparable period totaled $3,395,000 and included $1,269,000 for ENMD-2076, $375,000 for drugs in-licensed from Spectrum, and $585,000 for preclinical development activities in China. The decrease in research and development costs in the three month period ended September 30, 2017, as compared to the same period in 2016, primarily reflects lower costs for the FLC trial due to the timing of patient enrollment, offset by increased costs associated with our China operations. The overall increase in research and development costs in the nine month period ended September 30, 2017, as compared to same period in 2016, primarily reflects higher costs associated with the quality testing phase of the regulatory review of MARQIBO® and EVOMELA® in 2017.

At September 30, 2017, and, since acquired, accumulated direct project expenses for ENMD-2076 totaled $28,352,000, $2,033,000 for drugs in-licensed from Spectrum, and for preclinical development activities in China, accumulated project expenses totaled $2,892,000. Our research and development expenses also include non-cash stock-based compensation totaling $54,000 and $225,000 for the three and nine months ended September 30, 2017, respectively, and $61,000 and $579,000 for the corresponding 2016 periods, respectively. The balance of our research and development expenditures includes facility costs and other departmental overhead, regulatory expenses associated with import drug registration applications in China for the drugs in-licensed from Spectrum, and expenditures related to the non-clinical support of our programs.

We expect the majority of our research and development expenses in 2017 to be devoted to advancing our in-licensed products towards market approval in China, our early-stage candidates in preclinical development, and the development of our ENMD-2076 program. We expect our expenses in 2017 to increase based on our clinical development plan. Completion of clinical development may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

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

Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses. Overall research and development expenses decreased to $971,000 during the three months ended September 30, 2017 from $1,014,000 for the corresponding period in 2016. Research and development expenses increased to $3,748,000 during the nine months ended September 30, 2017 from $3,395,000 for the corresponding period in 2016. The fluctuations in research and development expenditures during the three and nine months ended September 30, 2017 were specifically impacted by the following:

-	Outside Services – In the three-month period ended September 30, 2017, we expended $82,000 on outside service activities versus $58,000 in the same 2016 period. For the nine month period ended September 30, 2017, outside services were $314,000 compared to $175,000 for the same 2016 period. The increase in 2017 as compared to 2016 reflects regulatory costs associated with the import drug registration applications in China for the drugs in-licensed from Spectrum.

-	Clinical Trial Costs – Clinical trial costs, which include clinical site fees, monitoring costs and data management costs, decreased to $50,000 in the three months ended September 30, 2017 from $340,000 in the three month period ended September 30, 2016. Clinical trial costs for the nine month period ended September 30, 2017 decreased to $375,000 from $899,000 for the comparable 2016 period. The decrease for both periods primarily relates to higher enrollment patient costs and clinical trial management costs associated with our Phase 2 clinical trial in advanced fibrolamellar carcinoma (FLC) during the 2016 period.

-	Contract Manufacturing Costs – The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, product release costs and storage fees. Contract manufacturing costs for the three months ended September 30, 2017 decreased to $(4,000) from $24,000 during the same period in 2016. For the nine month period ended September 30, 2017, manufacturing costs increased to $620,000 from $196,000 for the comparable 2016 period. The increase primarily reflects costs associated with the purchase of EVOMELA® in China for quality testing purposes to support CASI’s application for import drug registration in 2017.

-	Personnel Costs – Personnel costs increased to $591,000 in the three-month period ended September 30, 2017 from $367,000 in the corresponding 2016 period. For the nine-month period ended September 30, 2017, personnel costs increased in 2017 to $1,583,000 from $1,439,000 for the corresponding 2016 period. This variance is attributed to a decrease in non-cash stock-based compensation expense totaling $354,000 during the 2017 period, offset by increased salary and benefit costs associated with employees in China and a new Chief Medical Officer in the U.S. in 2017.

-	Also reflected in our 2017 research and development expenses for the three-month period ended September 30, 2017 are outsourced consultant costs of $36,000 and facility and related expenses of $125,000. In the corresponding 2016 period, these expenses totaled $71,000 and $73,000, respectively. For the nine month period ended September 30, 2017, outsourced consultant costs were $177,000 and facility and related expenses were $347,000. In the corresponding 2016 period, these expenses totaled $231,000 and $251,000, respectively. The variance in outsourced consultant costs reflect the timing of clinical trial management and evaluation and regulatory activities. The increase in facilities and related expenses for both periods is due to new leased lab space in China in 2017.

General and Administrative Expenses. General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.

General and administrative expenses decreased to $626,000 in the three-month period ended September 30, 2017 from $677,000 in the corresponding 2016 period. The decrease in the third quarter of 2017, compared to the 2016 period, is primarily related to a decrease in stock-based compensation expense of $52,000. For the nine-month period ended September 30, 2017, general and administrative expenses decreased in 2017 to $1,961,000 from $3,357,000 for the corresponding 2016 period. The decrease in the 2017 period, compared to the 2016 period is primarily related to a decrease in stock-based compensation expense of $1,332,000 primarily related to stock options awarded in connection with the closings of the Company’s strategic financing in 2016.

Interest expense, net. Interest expense, net for three months ended September 30, 2017 and 2016 was $546 and $5,614, respectively. This includes interest on our note payable of $1,875 for both periods; non-cash interest of $1,869 and $7,005, respectively, representing the amortization of the debt discount; offset by interest income of $3,197 and $3,266, respectively. Interest expense, net for the nine months ended September 30, 2017 and 2016 was $476 and $23,140, respectively. This includes interest on our note payable of $5,625 for both periods; non-cash interest of $5,607 and $21,015, respectively, representing the amortization of the debt discount; offset by interest income of $10,756 and $3,500, respectively.

Change in fair value of contingent rights. The Contingent Rights issued to Spectrum in connection with the license arrangements are considered derivative liabilities and were recorded initially at their estimated fair value, and are marked to market each reporting period until settlement. The change in fair value of the Contingent Rights for the three and nine months ended September 30, 2017 was $16,110 and $12,665, respectively. The change in fair value of the Contingent Rights for the three and nine months ended September 30, 2016 was $(2,978) and $4,422, respectively.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses in 2017 and the foreseeable future before we commercialize any products. Based on our current plans, we expect our current available cash and cash equivalents to meet our cash requirements for at least the twelve months subsequent to November 14, 2017.

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

We will continue to seek to raise additional capital to fund our research and development and advance our clinical development activities. We intend to explore one or more of the following alternatives to raise additional capital:

•	selling additional equity securities;
•	out-licensing product candidates to one or more corporate partners;

•	completing an outright sale of non-priority assets; and/or
•	engaging in one or more strategic transactions.

We also will continue to manage our cash resources prudently and cost-effectively.

There can be no assurance that adequate additional financing under such arrangements will be available to us on terms that we deem acceptable, if at all. If additional funds are raised by issuing equity securities, dilution to existing stockholders may result, or the equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If we fail to obtain additional capital when needed, we may be required to delay or scale back our clinical development activities.

At September 30, 2017, we had cash of approximately $21.6 million with working capital of approximately $19.1 million. As of September 30, 2017, approximately $3.8 million of the Company’s cash balance was held by CASI China.

FINANCING ACTIVITIES

As discussed above, in 2016 the Company received $28.1 million from the 2016 Strategic Financings. Additionally, as discussed above, on October 13, 2017, the Company entered into Securities Purchase Agreements with certain institutional investors, accredited investors and current stockholders pursuant to which the Company agreed to sell 7,951,865 shares of its common stock and warrants exercisable for up to 1,590,373 shares of its common stock in a registered direct offering for gross proceeds of $23,855,595. The shares and warrants are being sold together, consisting of one share of common stock and a warrant to purchase 0.20 shares of common stock for each share of common stock purchased, at a combined offering price of $3.00. The warrants will be exercisable beginning on April 17, 2018 and will expire on April 17, 2020. The warrants have an exercise price of $3.75 per share.

The Company held its initial closing on October 17, 2017 and second closing on October 23, 2017 and received approximately $14.6 million and yielded approximately $14.3 million after offering expenses. The Closings resulted in the issuance of 4,869,990 shares of common stock. The Company expects to close on the remaining $9.2 million in November 2017, subject to satisfaction of customary closing conditions.

INFLATION AND INTEREST RATE CHANGES

Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact the total fair market value of our portfolio as of September 30, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of September 30, 2017 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

1.1	Engagement Letter, dated as of October 12, 2017, by and between CASI Pharmaceuticals, Inc. and H.C. Wainwright & Co., LLC (filed as Exhibit 1.1 to our Form 8-K filed on October 19, 2017 and incorporated by reference herein)
4.1	Form of Common Stock Purchase Warrant (filed as Exhibit 4.1 to our Form 8-K filed on October 19, 2017 and incorporated by reference herein)
4.2	Form of Wainwright Warrant (filed as Exhibit 4.2 to our Form 8-K filed on October 19, 2017 and incorporated by reference herein).
10.1	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to our Form 8-K filed on October 19, 2017 and incorporated by reference herein).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Principal Accounting Officer*
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (in) Unaudited Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

* Filed Herewith

EXHIBIT INDEX

1.1	Engagement Letter, dated as of October 12, 2017, by and between CASI Pharmaceuticals, Inc. and H.C. Wainwright & Co., LLC (filed as Exhibit 1.1 to our Form 8-K filed on October 19, 2017 and incorporated by reference herein)
4.1	Form of Common Stock Purchase Warrant (filed as Exhibit 4.1 to our Form 8-K filed on October 19, 2017 and incorporated by reference herein)
4.2	Form of Wainwright Warrant (filed as Exhibit 4.2 to our Form 8-K filed on October 19, 2017 and incorporated by reference herein).
10.1	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to our Form 8-K filed on October 19, 2017 and incorporated by reference herein).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Principal Accounting Officer*
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (in) Unaudited Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.*

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASI PHARMACEUTICALS, INC.
(Registrant)

Date: November 14, 2017	/s/ Ken K. Ren
Ken K. Ren
Chief Executive Officer

Date: November 14, 2017	/s/ Sara B. Capitelli
Sara B. Capitelli
Principal Accounting Officer

