Form 10-Q
period 2018-03-31
CASI Pharmaceuticals, Inc.
filed 2018-05-15
CIK 895051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES    ☐       NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at May 8, 2018
Common Stock $.01 Par Value	86,145,298

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

Our forward-looking statements are based on information available to us today, and we will not update these statements. Actual results could differ materially from those currently anticipated due to a number of factors, including: risks relating to interests of our largest stockholders that differ from our other stockholders; the difficulty of executing our business strategy in China; the risk that we will not be able to effectively select, register and commercialize products from our recently acquired portfolio of abbreviated new drug applications (ANDAs);  our lack of experience in manufacturing products and uncertainty about our resources and capabilities to do so on a clinical or commercial scale; risks relating to the commercialization, if any, of our products and proposed products (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks); our inability to predict when or if our product candidates will be approved for marketing by the China Food and Drug Administration authorities; our inability to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates or future candidates; the volatility in the market price of our common stock; risks relating to the need for additional capital and the uncertainty of securing additional funding on favorable terms; risks associated with our product candidates; risks associated with any early-stage products under development;  risk that results in preclinical and early clinical models are not necessarily indicative of later clinical results; uncertainties relating to preclinical and clinical trials, including delays to the commencement of such trials; the lack of success in the clinical development of any of our products; and our dependence on third parties. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. Additional information about the factors and risks that could affect our business, financial condition and results of operations, are contained in our filings with the U.S. Securities and Exchange Commission (“SEC”), which are available at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CASI Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$49,887,600	$43,489,935
Investments, at market	1,322,025	-
Prepaid expenses and other	876,026	322,493
Total current assets	52,085,651	43,812,428

Property and equipment, net	1,200,830	1,046,514
Other assets	70,694	242,023
Intangible assets, net	17,804,844	-
Total assets	$71,162,019	$45,100,965

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,581,931	$2,087,770
Payable to related parties	-	2,228,366
Accrued liabilities	462,136	745,961
Total current liabilities	2,044,067	5,062,097

Note payable, net of discount	1,498,931	1,498,754
Total liabilities	3,542,998	6,560,851

Commitments and contingencies

Stockholders' equity:
Preferred stock, $1.00 par value: 5,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2018 and December 31, 2017	-	-
Common stock, $.01 par value: 170,0000,000 shares authorized at March 31, 2018 and December 31, 2017; 79,721,421 shares and 69,901,625 shares issued at March 31, 2018 and December 31, 2017, respectively	797,214	699,015
Additional paid-in capital	529,389,427	498,577,372
Treasury stock, at cost: 79,545 shares held at March 31, 2018 and December 31, 2017	(8,034,244)	(8,034,244)
Accumulated other comprehensive income	527,251	-
Accumulated deficit	(455,060,627)	(452,702,029)
Total stockholders' equity	67,619,021	38,540,114
Total liabilities and stockholders' equity	$71,162,019	$45,100,965

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenues:
Product sales	$-	$-

Costs and expenses
Research and development	1,697,232	1,049,287
General and administrative	1,303,122	644,163
Acquired in-process research and development	686,998	-
	3,687,352	1,693,450

Interest income, net	(6,729)	(142)
Other income	(89,713)	-
Changes in fair value of contingent rights	-	6,874
Net loss	$(3,590,910)	$(1,700,182)

Net loss per share (basic and diluted)	$(0.05)	$(0.03)
Weight average number of shares outstanding (basic and diluted)	71,215,000	60,196,574

Comprehensive loss:
Net loss	$(3,590,910)	$(1,700,182)
Foreign currency translation adjustment	527,251	-
Total comprehensive loss	$(3,063,659)	$(1,700,182)

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

							Accumulated
						Additional	Other
	Preferred Stock		Common Stock		Treasury	Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Income	Deficit	Total
Balance at December 31, 2017	-	$-	69,822,080	$699,015	$(8,034,244)	$498,577,372	$-	$(452,702,029)	$38,540,114
Cumulative effect adjustment due to the adoption of ASU 2016-01	-	-	-	-	-	-	-	1,232,312	1,232,312
Issuance of common stock and warrants pursuant to financing agreements	-	-	9,186,452	91,865	-	29,698,352	-	-	29,790,217
Issuance of common stock for options exercised	-	-	57,214	572	-	97,450	-	-	98,022
Issuance of common stock from exercise of warrants	-	-	576,130	5,762	-	967,898	-	-	973,660
Stock issuance costs	-	-	-	-	-	(211,685)	-	-	(211,685)
Stock-based compensation expense	-	-	-	-	-	260,040	-	-	260,040
Foreign currency translation adjustment	-	-	-	-	-	-	527,251	-	527,251
Net loss	-	-	-	-	-	-	-	(3,590,910)	(3,590,910)
Balance at March 31, 2018	-	$-	79,641,876	$797,214	$(8,034,244)	$529,389,427	$527,251	$(455,060,627)	$67,619,021

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,590,910)	$(1,700,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,822	18,528
Amortization of intangible assets	250,141	-
Stock-based compensation expense	260,040	156,250
Acquired in-process research and development	686,998	-
Unrealized gain on equity investment	(89,713)	-
Non-cash interest	177	1,869
Change in fair value of contingent rights	-	6,874
Changes in operating assets and liabilities:
Prepaid expenses and other	52,886	(17,932)
Accounts payable	(522,274)	55,371
Payable to related party	(2,228,366)	-
Accrued liabilities	(287,672)	(51,245)
Net cash used in operating activities	(5,402,871)	(1,530,467)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(155,144)	(33,509)
Acquisition of Abbreviated New Drug Applications and related items	(19,171,956)	-
Net cash used in investing activities	(19,327,100)	(33,509)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance costs	(211,685)	-
Proceeds from sale of common stock and warrants	29,790,217	-
Proceeds from exercise of stock options	98,022	-
Proceeds from exercise of stock warrants	973,660	-
Net cash provided by financing activities	30,650,214	-

Effect of exchange rate changes on cash and cash equivalents	477,422	-
Net increase (decrease) in cash and cash equivalents	6,397,665	(1,563,976)
Cash and cash equivalents at beginning of period	43,489,935	27,092,928
Cash and cash equivalents at end of period	$49,887,600	$25,528,952

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 (unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such condensed consolidated financial statements do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying December 31, 2017 financial information was derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other future period. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in its Form 10-K for the year ended December 31, 2017.

Liquidity Risks and Management’s Plans

Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $455.1 million. The Company restructured its business in 2012 in connection with an investment led by one of the Company’s largest stockholders, followed by implementation of a name change to reflect its core mission and business strategy. The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical activities. In March 2018, the Company entered into securities purchase agreements pursuant to which the Company issued 15,432,091 shares of its common stock with accompanying warrants to purchase 6,172,832 shares of its common stock in a $50 million private placement (the “2018 Financing”). The Company received gross proceeds of $29.3 million in March 2018 and received additional gross proceeds of $20.7 million in April 2018. The 2018 Financing closing included an investment from ETP Global Fund, L.P., a healthcare investment fund. The managing member of Emerging Technology Partners, LLC, which is the general partner of ETP Global Fund, L.P., is also the Executive Chairman of the Company. The 2018 Financing also included an investment from IDG-Accel China Growth Fund III L.P. (“IDG-Accel Growth”) and IDG-Accel China III Investors L.P. (“IDG-Accel Investors”). A director and shareholder of IDG-Accel China Growth Fund GP III Associates Ltd., which is the ultimate general partner of IDG-Accel Growth and IDG-Accel Investors, is also a member of the Company’s Board of Directors. In October 2017, the Company entered into securities purchase agreements for an approximately $23.8 million strategic financing. The Company held its initial closing on October 17, 2017, a second closing on October 23, 2017 and a final closing on November 20, 2017 and received approximately $23.4 million in net proceeds, (collectively, the “2017 Closings”). Net proceeds from the 2018 Financing and the 2017 Closings are being used to prepare for the anticipated launch of the Company’s first commercial product in China, to support the Company’s business development activities, to advance the development of the Company’s pipeline, to support its marketing and commercial planning activities, and for other general corporate purposes.

As a result of the 2018 Financing and 2017 Closings, the Company believes that it has sufficient resources to fund its operations at least through May 15, 2019. As of March 31, 2018, approximately $20.9 million of the Company’s cash balance was held by CASI China. The Company intends to continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements in China to support the Company’s dual-country approach to drug development.

2.	Acquisition of Abbreviated New Drug Applications

On January 26, 2018, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Sandoz, Inc. (“Sandoz”). Pursuant to the Asset Purchase Agreement, the Company acquired a portfolio of 29 abbreviated new drug applications (“ANDAs”), including 25 ANDAs approved by the U.S. Food and Drug Administration (“FDA”) and four pipeline ANDAs that are pending FDA approval, limited quantities of certain active pharmaceutical ingredient (“API”), and certain manufacturing and other information related to the products (collectively, the ANDAs, API and other information is referred to as the “Acquired Assets”). To facilitate the sale and transition, the parties also entered into several limited term ancillary arrangements.

The Acquired Assets enhance the Company’s strategic focus to build a robust pipeline and commercialize quality drug candidates in China. The Company intends to select and commercialize certain products from the portfolio that have unique market and cost-effective manufacturing opportunities in China (and potentially in the U.S.).

The total purchase price for the Acquired Assets was $18.0 million in cash. The Company accounted for the purchase of the Acquired Assets as an asset acquisition (consisting of a concentrated group of similar identifiable assets, including ANDAs and API) following the guidance contain in Accounting Standards Update (“ASU”) 2017-01. The total purchase price, along with approximately $1.2 million of transaction expenses, was allocated to the Acquired Assets based on their relative fair values, as follows:

ANDAs	$18,608,000
API	564,000
Total value	$19,172,000

Of the total value allocated to the ANDAs, approximately $553,000 was immediately expensed as acquired in-process research and development since the underlying ANDAs have not been approved by the FDA, and of the total value allocated to the API, approximately $134,000 was immediately expensed as acquired in-process research and development since the Company does not intend to use all of the API. The allocated cost of the capitalized ANDAs will be amortized over their estimated useful lives of 13 years. The capitalized API will be expensed in the period it is used or if its value is otherwise impaired.

The fair values of certain acquired ANDAs were estimated using the discounted cash flow method (an income approach), which involves the use of Level 3 inputs such as estimates for projected sales, expenses, and cash flows, estimates of total addressable markets and market penetration rates, future sales growth and inflation rates, expected income and value-added tax rates, and a required rate of return adjusted for both industry and Company-specific risks, among other inputs. The fair values of the remaining ANDAs were estimated using a multiple of values method (an income approach), which involved using Level 3 inputs such as estimated addressable markets and market penetration rates. The fair value of the API was estimated using Level 2 inputs, such as quoted market prices for similar API from various suppliers or other sources. The ANDAs will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable; no such triggering events were identified during the period from the date of acquisition to March 31, 2018.

3.	Intangible Assets

Intangible assets were acquired as part of the 2018 asset acquisition from Sandoz and include ANDAs for a total of 25 previously marketed generic products. These intangible assets were originally recorded at relative fair values based on the purchase price for the asset acquisition and are stated net of accumulated amortization.

The ANDAs are being amortized over their estimated useful lives of 13 years, using the straight-line method. Management reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in a manner similar to that for property and equipment. No impairment losses related to intangible assets were recognized in the three months ended March 31, 2018.

As discussed in Note 2, in January 2018, the Company purchased the Acquired Assets from Sandoz for a total purchase price of $18.0 million. The total purchase price, along with transaction expenses of approximately $1.2 million, was allocated to the ANDAs and API acquired based on their relative fair values. Net finite-lived intangible assets at March 31, 2018 consists of the following:

Asset	Gross Value	Accumulated Amortization	Estimated useful lives
ANDAs	$18,054,985	$(250,141)	13 years

Expected future amortization expense is as follows for the years ending December 31:

2018 (remaining nine months)	$1,041,634
2019	1,388,845
2020	1,388,845
2021	1,388,845
2022	1,388,845
2023 and thereafter	11,207,830

4.	Foreign Currency Translation

The U.S. dollar is the reporting currency of the Company. Foreign currency denominated assets and liabilities of the Company and its foreign subsidiary are translated into U.S. dollars. Accordingly, assets and liabilities are translated using the exchange rates in effect at the consolidated balance sheet date and revenues and expenses at the rates of exchange prevailing when the transactions occurred, using an average periodic exchange rate. In 2017, remeasurement adjustments were included in income (loss). As discussed in Note 2, on January 26, 2018 the Company acquired a portfolio of ANDAs. Management believes that this transaction provides significant and permanent changes to its operations in China, and that it may allow its subsidiary in China to generate operating revenues from the China marketplace in the future and potentially sustain its own operations without the necessity of parent support. Accordingly, effective January 1, 2018, the functional currency of the Company’s subsidiary based in China has been changed to the local currency of the China Renminbi (“RMB”). The change in functional currency did not have a material impact on the consolidated financial statements.

Beginning January 1, 2018, translation gains and losses relating to the financial statements of the Company’s China subsidiary are included as accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets.

5.	Investments

The Company has an equity investment in the publicly traded common stock of a company. Beginning on January 1, 2018 with the adoption of ASU 2016-01, the Company’s investment in this equity security is considered a trading security and is carried at its estimated fair value, with changes in fair value reported in the statement of operations each reporting period.  The fair value of this security was measured using its quoted market price, a Level 1 input, and was approximately $1.3 million as of March 31, 2018.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, “Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” The accounting standards primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, it includes a clarification related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. The Company adopted ASU 2016-01 and ASU 2018-03 on January 1, 2018 and recorded a cumulative effect adjustment that decreased accumulated deficit by approximately $1.2 million. Effective January 1, 2018, the adoption date, changes in the fair value of the Company’s investments in equity securities are recognized in the statement of operations and comprehensive loss.

6.	Inventories

Inventories consist of raw materials and are stated at the lower of cost or net realizable value. Cost is determined using an average cost method. The carrying value of raw materials inventory was approximately $430,000 as of March 31, 2018 and is included in “prepaid expenses and other assets” in the accompanying condensed consolidated balance sheets.

7.	Research and Development

Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with pre-clinical testing and clinical trials of the Company’s product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses, along with the amortization of acquired ANDAs. Research and development costs are expensed as incurred.

8.	License Arrangements

The Company has certain product rights and perpetual exclusive licenses from Spectrum Pharmaceuticals, Inc. and certain of its affiliates (together referred to as “Spectrum”) to develop and commercialize the following commercial oncology drugs and drug candidates in the greater China region (which includes China, Taiwan, Hong Kong and Macau) (the “Territories”):

EVOMELA® (melphalan) for Injection (“EVOMELA”);

MARQIBO® (vinCRIStine sulfate LIPOSOME injection) (“MARQIBO”); and

ZEVALIN® (ibritumomab tiuxetan) (“ZEVALIN”).

CASI is responsible for developing and commercializing these three drugs in the Territories, including the submission of import drug registration applications and conducting confirmatory clinical trials as needed.

The Company is in various stages of the regulatory and development process to obtain marketing approval for EVOMELA®, MARQIBO®, and ZEVALIN® in its territorial region, with ZEVALIN® commercially available in Hong Kong. In January 2016, the China Food and Drug Administration (CFDA) accepted for review the Company’s import drug registration application for MARQIBO® and has completed the quality testing phase of the regulatory process and is currently in technical review by Center for Drug Evaluation (CDE) of the CFDA as part of the regulatory process. On March 10, 2016, Spectrum received notification from the FDA of the grant of approval of its New Drug Application (NDA) for EVOMELA® primarily for use as a high-dose conditioning treatment prior to hematopoietic progenitor (stem) cell transplantation in patients with multiple myeloma. In December 2016, the CFDA accepted for review the Company’s import drug registration application for EVOMELA® and in 2017 has granted priority review of the import drug registration clinical trial application (CTA). EVOMELA® has completed the quality testing phase of the regulatory process, as well as the technical review by Center for Drug Evaluation (CDE) of the CFDA, and it has recently been evaluated under a CFDA CDE Advisory Committee meeting and is currently waiting for the result. In 2017, the CFDA accepted for review the Company’s import drug registration for ZEVALIN® including both the antibody kit and the radioactive Yttrium-90 component.

9.	Note Payable

As part of the license arrangements with Spectrum (see Note 8), the Company issued to Spectrum a $1.5 million 0.5% secured promissory note originally due March 17, 2016 which was subsequently amended and extended to September 17, 2019. All other terms remain the same. The promissory note was recorded initially at its fair value, giving rise to a discount of approximately $136,000; the promissory note is presented as note payable, net of discount in the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2018 and 2017, the Company recognized $177 and $1,869 of non-cash interest expense, respectively, related to the amortization of the debt discount, using the effective interest rate method.

10.	Stockholders’ Equity

Securities Purchase Agreements

As described in Note 1, in March 2018, the Company entered into securities purchase agreements (the “Securities Purchase Agreements”) with certain institutional investors, accredited investors and current stockholders, pursuant to which the Company issued 15,432,091 shares of its common stock with accompanying warrants to purchase 6,172,832 shares of its common stock in a $50 million private placement. The Company received gross proceeds of $29.3 million through March 31, 2018 and issued 9,043,204 shares of common stock with accompanying warrants to purchase 3,617,279 shares of its common stock. The Company received the remaining gross proceeds of $20.7 million in April 2018 and issued 6,388,887 shares of common stock with accompanying warrants to purchase 2,555,553 shares of its common stock. The purchase price for each share of common stock and warrant was $3.24. The warrants will become exercisable on September 17, 2018 at a $3.69 per share exercise price, and will expire on March 21, 2023. The fair value of the warrants issued is $15,062,000, or $2.44 per warrant, calculated using the Black-Scholes-Merton valuation model with a contractual life of 5 years, an assumed volatility of 75.4%, and a risk-free interest rate of 2.69%. The Securities Purchase Agreements and warrants each include additional customary representations, warranties and covenants. The Company also agreed to file a resale registration within 120 days following the closing covering the shares of common stock issued and the shares of common stock underlying the warrants.

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

In March 2018, the Company issued 143,248 Shares under the Sales Agreement resulting in net proceeds to the Company of approximately $475,000. As of March 31, 2018, approximately $24.5 million remained available under the Sales Agreement.

11.	Net Loss Per Share

Net loss per share (basic and diluted) was computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding. Outstanding stock options and warrants totaling 11,902,287 and 9,305,165 as of March 31, 2018, respectively, were anti-dilutive and, therefore, were not included in the computation of weighted average shares used in computing diluted loss per share.

12.	Stock-Based Compensation and Warrants

The Company has adopted incentive and nonqualified stock option plans for executive, scientific and administrative personnel of the Company as well as outside directors and consultants. As of March 31, 2018, there are 11,902,287 shares issuable under options previously granted and currently outstanding, with exercise prices ranging from $0.86 to $7.37. Options granted under the plans generally vest over periods varying from immediately to one to three years, are not transferable and generally expire ten years from the date of grant. As of March 31, 2018, 2,478,048 shares remained available for grant under the Company’s 2011 Long-Term Incentive Plan. On March 13, 2018, upon the recommendation of the Compensation Committee of the Board of Directors (the “Board”), the Board approved a grant of stock options to the Company’s Executive Chairman exercisable for 1 million shares of common stock that will vest and become exercisable on the first anniversary date of the grant. In addition, the Board approved the grant of a performance-based option covering 4 million shares of common stock that will vest if, within 18 months of the date of grant, specific operational and strategic milestones are achieved. Both grants are conditioned upon stockholder approval at the 2018 Annual Meeting of Stockholders.

The Company records compensation expense associated with stock options and other equity-based compensation in accordance with provisions of authoritative guidance. Compensation costs are recognized over the requisite service period, which is generally the option vesting term of up to three years. Awards with performance conditions will be expensed if it is probable that the performance condition will be achieved. There was no expense recorded for share awards with performance conditions during the three months ended March 31, 2018 and 2017.

The Company’s net loss for the three months ended March 31, 2018 and 2017 includes $260,040 and $156,250, respectively, of non-cash compensation expense related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	Three Months period ended March 31,

	2018	2017
Research and development	$103,767	$67,198
General and administrative	156,273	89,052
Share-based compensation expense	$260,040	$156,250
Net share-based compensation expense, per common share:
Basic and diluted	$0.004	$0.003

The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of service based and performance based stock options granted to employees. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. Following are the weighted-average assumptions used in valuing the stock options granted to employees during the three-month periods ended March 31, 2018 and 2017:

	Three Month Period ended March 31,
	2018		2017
Expected volatility	79.51%		81.07%
Risk free interest rate	2.63%		2.03%
Expected term of option	6.31	years	5.81	years
Expected dividend yield	0.00%		0.00%

The weighted average fair value of stock options granted during the three-month periods ended March 31, 2018 and 2017 were $2.61 and $1.04, respectively.

A summary of the Company's stock option plans and of changes in options outstanding under the plans during the three-month period ended March 31, 2018 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2018	11,585,315	$1.42
Exercised	(57,214)	$1.71
Granted	391,000	$3.70
Expired	-	$-
Forfeited	(16,814)	$3.05
Outstanding at March 31, 2018	11,902,287	$1.50
Exercisable at March 31, 2018	8,630,758	$1.58

Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2018 was $98,022. There were no option exercises during the three months ended March 31, 2017.

Warrants

Warrants issued generally expire after 2-5 years from the date of issuance. Stock warrant activity is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2018	6,264,016	$2.23
Issued	3,617,279	$3.69
Exercised	(576,130)	$1.69
Expired	-	$-
Outstanding at March 31, 2018	9,305,165	$2.83
Exercisable at March 31, 2018	4,049,380	$1.69

Cash received from warrants exercised during the three months ended March 31, 2018 was $973,660. There were no warrants exercised during the three months ended March 31, 2017.

13.	Income Taxes

At December 31, 2017, the Company had a $3.2 million unrecognized tax benefit. The Company recorded a full valuation allowance on the net deferred tax asset recognized in the consolidated financial statements as of December 31, 2017.

During the three months ended March 31, 2018, there were no material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

The tax returns for all years in the Company’s major tax jurisdictions are not settled as of March 31, 2018. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

14.	Related Party Transactions

The Company has supply agreements with Spectrum, for the purchase of EVOMELA®, MARQIBO®, and ZEVALIN®, in China for quality testing purposes to support CASI’s application for import drug registration and for commercialization purposes. The former CEO of Spectrum and current board member of Spectrum is also a member of CASI’s Board of Directors. All amounts payable to Spectrum for material purchases have been paid as of March 31, 2018. There were no materials purchases from Spectrum for the three months ended March 31, 2018 or 2017.

15.	New Accounting Pronouncements

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

In January 2017, the FASB issued ASU No. 2017-01 “Clarifying the Definition of a Business” (Topic 805). The amendments in the update provide a screen to determine when a set is not a business. If the screen is not met, the amendments in the update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. Lastly, the amendments in the update narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017; earlier adoption is permitted under certain criteria. The Company adopted this ASU on January 1, 2018. While this ASU did not have a material effect on the Company’s financial statements on the date of adoption, the Company did follow the new guidance in determining that its acquisition of ANDAs from Sandoz, Inc. in January 2018 was an asset acquisition. See Note 2.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2017-09 in the first quarter of 2018 and the adoption of this ASU did not have a material effect on the consolidated financial statements.

There are no other recently issued accounting pronouncements that are expected to have a material effect on the Company's financial position, results of operations or cash flows.

16.	Commitments

In March 2018, the Company committed to a purchase obligation of EVOMELA® from Spectrum for approximately $5.5 million.

In April 2018, the Company entered into a lease agreement for office space in China that continues through April 2021. Future minimum lease payments are approximately $334,000 in 2018, $561,900 in 2019, $561,900 in 2020 and $140,500 in 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We are a U.S. based biopharmaceutical company dedicated to the development and delivery of high quality, cost-effective pharmaceutical products and innovative therapeutics to patients in the U.S., China and throughout the world. We intend to execute our plan to become a leading pharmaceutical company with a substantial market share in China. We are headquartered in Rockville, Maryland and have a wholly owned subsidiary and R&D operations in Beijing, China.

Our product pipeline features (1) EVOMELA®, MARQIBO®, and ZEVALIN®, all U.S. FDA approved drugs in-licensed from Spectrum Pharmaceuticals, Inc. for China regional rights, and currently in various stages in the regulatory process for market approval in China, (2) an acquired portfolio of 25 FDA-approved abbreviated new drug applications (“ANDAs”) and four pipeline ANDAs that are pending FDA approval, from which we will prioritize a select subset for product registration and commercialization in China, (3) our proprietary drug candidate, ENMD-2076, currently in Phase 2 clinical development, and (4) CASI-001 and CASI-002, proprietary early-stage candidates in immuno-oncology in preclinical development.

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

Our primary research and development focus is to acquire high quality, cost-effective medicines, as well as to in-license clinical-stage and late-stage drug candidates so that we can immediately employ our U.S. and China drug development model to accelerate commercialization, and clinical and regulatory progress. In addition to our high quality, cost-effective medicines, and our clinical-and late-stage approach for innovative products, we have other potential drug candidates in preclinical development which we will continue to evaluate in 2018. The implementation of our plans will include leveraging our resources in both the United States and China. In order to capitalize on the drug development and capital resources available in China, we are doing business in China through our wholly-owned China-based subsidiary that will execute the China portion of our drug development strategy, including conducting clinical trials in China, pursuing local funding opportunities and strategic collaborations, and implementing our transition to a commercial enterprise.

Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $455.1 million.  The Company restructured its business in 2012 in connection with an investment led by one of the Company’s largest stockholders, followed by implementation of a name change to reflect its core mission and business strategy.  The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical activities. In March 2018, the Company entered into securities purchase agreements pursuant to which the Company issued 15,432,091 shares of its common stock with accompanying warrants to purchase 6,172,832 shares of its common stock in a $50 million private placement (the “2018 Financing”). The Company received gross proceeds of $29.3 million in March 2018 and received additional gross proceeds of $20.7 million in April 2018. The 2018 Financing closing included an investment from ETP Global Fund, L.P., a healthcare investment fund. The managing member of Emerging Technology Partners, LLC, which is the general partner of ETP Global Fund, L.P., is also the Executive Chairman of the Company. The 2018 Financing also included an investment from IDG-Accel China Growth Fund III L.P. (“IDG-Accel Growth”) and IDG-Accel China III Investors L.P. (“IDG-Accel Investors”). A director and shareholder of IDG-Accel China Growth Fund GP III Associates Ltd., which is the ultimate general partner of IDG-Accel Growth and IDG-Accel Investors, is also a board member of the Company. In October 2017, the Company entered into securities purchase agreements for an approximately $23.8 million strategic financing. The Company held its initial closing on October 17, 2017, a second closing on October 23, 2017 and a final closing on November 20, 2017 (collectively, the “2017 Closings”) and received approximately $23.4 million in net proceeds. Net proceeds from the 2018 Financing and the 2017 Closings are being used to prepare for the anticipated launch of the Company’s first commercial product in China, to support the Company’s business development activities, to advance the development of the Company’s pipeline, support its marketing and commercial planning activities, and for other general corporate purposes.

As a result of the 2018 Financing and the 2017 Closings, the Company believes that it has sufficient resources to fund its operations at least through May 15, 2019. As of March 31, 2018, approximately $20.9 million of the Company’s cash balance was held by CASI China. We intend to continue to exercise tight controls over operating expenditures. In developing drug candidates, we intend to use and leverage resources available to us in both the United States and China. We intend to pursue additional financing opportunities as well as opportunities to raise capital through forms of non- or less- dilutive arrangements, such as partnerships and collaborations with organizations that have capabilities and/or products that are complementary to our capabilities and products in order to continue the development of our product candidates that we intend to pursue to commercialization.

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

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Our critical accounting policies, including the items in our financial statements requiring significant estimates and judgments, are as follows:

-	Research and Development - Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with pre-clinical testing and clinical trials of the Company’s product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses, along with the amortization of acquired ANDAs. Research and development costs are expensed as incurred.

-	Expenses for Clinical Trials - Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the data. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes the enrollment process. Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and when a patient drops out of a trial. Costs that are based on clinical data collection and management are recognized in the reporting period in which services are provided. In the event of early termination of a clinical trial, we accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

-	Stock-Based Compensation - All share-based payment transactions are recognized in the consolidated financial statements at their fair values. Compensation expense associated with service and performance condition-based stock options and other equity-based compensation is recorded in accordance with provisions of authoritative guidance. The fair value of awards for which fair values are calculated using the Black-Scholes-Merton option pricing model is generally being amortized on a straight-line basis over the requisite service period and is recognized based on the proportionate amount of the requisite service period that has been rendered during each reporting period. Share-based awards granted to employees with a performance condition are measured based on the probable outcome of that performance condition during the requisite service period. Such an award with a performance condition will be expensed if it is probable that a performance condition will be achieved. There was no expense recorded for share awards with performance conditions during the three months ended March 31, 2018 and 2017. Using the straight-line expense attribution method over the requisite service period, which is generally the option vesting term ranging from immediately to one to three years, share-based compensation expense recognized for the three months ended March 31, 2018 and 2017 totaled approximately $260,000 and $156,000, respectively.

The determination of fair value of stock-based payment awards on the date of grant using the Black-Scholes-Merton valuation model is affected by our stock price, as well as the input of other subjective assumptions. These assumptions include, but are not limited to, the expected forfeiture rate and expected term of stock options and our expected stock price volatility over the term of the awards. Changes in the assumptions can materially affect the fair value estimates.

Any future changes to our share-based compensation strategy or programs would likely affect the amount of compensation expense recognized.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2018 and 2017.

Revenues and Cost of Product Sales. There were no revenues recorded for the three months ended March 31, 2018 and 2017.

Research and Development Expenses. Our research and development expenses for the three months ended March 31, 2018 totaled approximately $1,697,000 and $1,049,000 for the corresponding 2017 period. Included in our research and development expenses for the three-month period ended March 31, 2018 are direct project costs of $441,000 related to our ANDAs acquired in January 2018, $113,000 for ENMD-2076, $142,000 for drugs in-licensed from Spectrum, and $498,000 for preclinical development activities primarily in China. The 2017 research and development expenses for the comparable period included direct project costs of $274,000 for ENMD-2076, $188,000 for drugs in-licensed from Spectrum, and $242,000 for preclinical development activities primarily in China.

At March 31, 2018, and, since acquired, accumulated direct project expenses for our ANDAs acquired in January 2018 totaled $441,000; $28,624,000 for ENMD-2076; $4,678,000 for drugs in-licensed from Spectrum; and for preclinical development activities primarily in China, accumulated project expenses totaled $3,854,000. Our research and development expenses also include non-cash stock-based compensation totaling $104,000 for the three-months ended March 31, 2018 and $67,000 for the corresponding 2017 period. The balance of our research and development expenditures includes facility costs and other departmental overhead, expenditures related to the non-clinical support of our programs, and non-cash amortization expense of acquired ANDAs.

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

Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, facilities expenses, and amortization expense of acquired ANDAs. Overall research and development expenses increased to $1,697,000 during the three months ended March 31, 2018 from $1,049,000 for the corresponding period in 2017. The fluctuations in research and development expenditures during the three months ended March 31, 2018 were specifically impacted by the following:

-	Outside Services – We utilize outsourcing to conduct our product development activities. In the three-month period ended March 31, 2018, we expended $343,000 on outside service activities versus $198,000 in the same 2017 period. The increase in 2018 as compared to 2017 reflects regulatory costs associated with our ANDAs acquired in January 2018.

-	Clinical Trial Costs – Clinical trial costs, which include clinical site fees, monitoring costs and data management costs, decreased to $77,000 in the three months ended March 31, 2018 from $166,000 in the three-month period ended March 31, 2017. This decrease primarily relates to higher patient costs and clinical trial management costs associated with our Phase 2 clinical trial in advanced fibrolamellar carcinoma (FLC) during the 2017 period compared to the 2018 period as enrollment has completed.

-	Lab Supplies – Laboratory supplies associated with our pre-clinical activities for the three-month period ended March 31, 2018 increased to $101,000 from $40,000 during the same period in 2017 due to the expansion of activities in our China research and development lab.

-	Contract Manufacturing Costs – The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, product release costs and storage fees. Contract manufacturing costs for the three months ended March 31, 2018 decreased to $5,000 from $12,000 during the same period in 2017 due to the timing of stability testing reporting.

-	Personnel Costs – Personnel costs increased to $668,000 in the three-month period ended March 31, 2018 from $386,000 in the corresponding 2017 period. This variance is primarily attributed to increased salary and benefit costs associated with new employees hired in China and a new Chief Medical Officer in the U.S. beginning in April 2017.

-	Also reflected in our 2018 research and development expenses are outsourced consultant costs of $34,000, facility and related expenses of $157,000, and amortization of acquired ANDAs of $250,000. In the corresponding 2017 period, these expenses totaled $95,000, $103,000, and $0, respectively. The decrease in outsourced consultant costs reflects lower costs associated with clinical trial management and evaluation and regulatory activities in the U.S. The increase in facilities and related expenses is due to new leased lab space in China in February 2017. The increase in amortization of acquired ANDAs is due to the January 2018 acquisition of ANDAs.

General and Administrative Expenses. General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services and facilities.

General and administrative expenses increased to $1,303,000 in the three-month period ended March 31, 2018 from $644,000 in the corresponding 2017 period. This variance is primarily attributed to an increase in salary, benefits and recruitment expense totaling approximately $182,000 in China primarily related to sales and marketing efforts to prepare for the anticipated launch of the Company’s first commercial product in China, as well as other general and administrative functions. Additionally, non-cash stock-based compensation expense increased by $67,000. The balance of the increase during the 2018 period is due to increased costs associated with business development, investor and public relations activities, and an increase in legal and other professional services fees.

Acquired In-process Research and Development. In January 2018, we acquired a portfolio of 29 ANDAs, including 25 FDA-approved ANDAs and four pipeline ANDAs that are pending FDA approval, limited quantities of API, and certain manufacturing and other information related to the products (collectively, the ANDAs, API and other information is referred to as the “Acquired Assets”). The total purchase price for the Acquired Assets was $18.0 million in cash. We accounted for the purchase of the Acquired Assets as an asset acquisition (consisting of a concentrated group of similar identifiable assets, including ANDAs and API). The total purchase price, along with approximately $1.2 million of transaction expenses, was allocated to the Acquired Assets based on their relative fair values. Of the total value allocated to the ANDAs, approximately $553,000 was immediately expensed as acquired in-process research and development since the underlying ANDAs have not been approved by the FDA, and of the total value allocated to the API, approximately $134,000 was immediately expensed as acquired in-process research and development since the Company does not intend to use all the API.

Interest income, net. Interest income, net for the three months ended March 31, 2018 and 2017 was $6,729 and $142, respectively. This includes interest income of $8,781 and $3,886, respectively, offset by interest expense on our note payable of $1,875 for both periods; and non-cash interest of $177 and $1,869, respectively, representing the amortization of the debt discount.

Other income. Other income for the three months ended March 31, 2018 was $89,713, representing unrealized gains on the Company’s equity investment securities.

Change in fair value of contingent rights. The Contingent Rights issued to Spectrum in connection with the license arrangements are considered derivative liabilities and were recorded initially at their estimated fair value and are marked to market each reporting period until settlement. The Contingent Rights were fully settled during 2017, so there was no change in the fair value of the Contingent Right for the three months ended March 31, 2018. The change in fair value of the Contingent Rights for the three months ended March 31, 2017 was $6,874.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses in 2018 and the foreseeable future before we commercialize any products and penetrate significant markets such as China. Based on our current plans, we expect our current available cash and cash equivalents to meet our cash requirements for at least through May 15, 2019.

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

At March 31, 2018, we had cash and cash equivalents of approximately $49.9 million, with working capital of approximately $50.0 million. As of March 31, 2018, approximately $20.9 million of the Company’s cash balance was held by the Company’s wholly-owned subsidiary in China.

As a result of the Company’s acquisition of a portfolio of ANDAs, we believe that this transaction provides significant and permanent changes to our operations in China, and that may allow our subsidiary in China to generate operating revenues from the China marketplace in the future and potentially to sustain its own operations without the necessity of parent support. Accordingly, effective January 1, 2018, the functional currency of the Company’s subsidiary based in China has been changed to the local currency of the China RMB. The change in functional currency did not have a material impact on the consolidated financial statements.

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

Securities Purchase Agreements

As discussed above, in March 2018, the Company entered into securities purchase agreements (the “Securities Purchase Agreements”) with certain institutional investors, accredited investors and current stockholders, pursuant to which the Company issued 15,432,091 shares of its common stock with accompanying warrants to purchase 6,172,832 shares of its common stock in a $50 million private placement. The Company received gross proceeds of $29.3 million as of March 31, 2018 and received the remaining gross proceeds of $20.7 million in April 2018. The purchase price for each share of common stock and warrant was $3.24. The warrants will become exercisable on September 17, 2018 at a $3.69 per share exercise price, and will expire on March 21, 2023. The fair value of the warrants issued is $15,062,000, or $2.44 per warrant, calculated using the Black-Scholes-Merton valuation model with a contractual life of 5 years, an assumed volatility of 75.4%, and a risk-free interest rate of 2.69%. The Securities Purchase Agreements and warrants each include additional customary representations, warranties and covenants. The Company also agreed to file a resale registration within 120 days following the closing covering the shares of common stock issued and the shares of common stock underlying the warrants.

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

In March 2018, the Company issued 143,248 Shares under the Sales Agreement resulting in net proceeds to the Company of approximately $475,000. As of March 31, 2018, approximately $24.5 million remained available under the Sales Agreement.

INFLATION AND INTEREST RATE CHANGES

Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact the total fair market value of our portfolio as of March 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of March 31, 2018 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, unless otherwise disclosed herein, are material.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of CASI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and the information under “Special Note Regarding Forward-Looking Statements” included in this report. There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

1.1	Common Stock Sales Agreement by and between the Company and H.C. Wainwright & Co. dated February 23, 2018 (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2018)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Principal Accounting Officer*
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2018 and 2017, (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2018, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.*

* Filed Herewith

EXHIBIT INDEX

1.1	Common Stock Sales Agreement by and between the Company and H.C. Wainwright & Co. dated February 23, 2018 (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2018)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Accounting Officer*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Principal Accounting Officer*
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2018 and 2017, (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2018, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.*

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASI PHARMACEUTICALS, INC.
(Registrant)

Date: May 15, 2018	/s/ Ken K. Ren
Ken K. Ren
Chief Executive Officer

Date: May 15, 2018	/s/ Sara B. Capitelli
Sara B. Capitelli
Principal Accounting Officer

