Form 10-Q
period 2018-09-30
CASI Pharmaceuticals, Inc.
filed 2018-11-14
CIK 895051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

YES ☒             NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES ☒             NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐             NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at November 7, 2018
Common Stock $.01 Par Value	93,587,515

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CASI Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$98,867,087	$43,489,935
Investments, at fair value	1,165,046	-
Prepaid expenses and other	1,343,667	322,493
Total current assets	101,375,800	43,812,428

Property and equipment, net	1,594,189	1,046,514
Other assets	228,431	242,023
Intangible assets, net	17,110,422	-
Total assets	$120,308,842	$45,100,965

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,740,611	$2,087,770
Payable to related parties	2,880,000	2,228,366
Accrued liabilities	800,975	745,961
Note payable, net of discount	1,499,285	-
Total current liabilities	6,920,871	5,062,097

Note payable, net of discount	-	1,498,754
Other liabilities	66,567	-
Total liabilities	6,987,438	6,560,851

Commitments and contingencies

Stockholders' equity:
Preferred stock, $1.00 par value: 5,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2018 and December 31, 2017	-	-
Common stock, $.01 par value: 170,0000,000 shares authorized at September 30, 2018 and December 31, 2017; 93,480,493 shares and 69,901,625 shares issued at September 30, 2018 and December 31, 2017, respectively	934,804	699,015
Common stock to be issued for 186,567 shares	1,000,000	-
Additional paid-in capital	590,322,314	498,577,372
Treasury stock, at cost: 79,545 shares held at September 30, 2018 and December 31, 2017	(8,034,244)	(8,034,244)
Accumulated other comprehensive loss	(1,224,748)	-
Accumulated deficit	(469,676,722)	(452,702,029)
Total stockholders' equity	113,321,404	38,540,114
Total liabilities and stockholders' equity	$120,308,842	$45,100,965

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues:
Product sales	$-	$-	$-	$-

Costs and expenses:
Research and development	1,806,222	970,989	5,232,925	3,747,683
General and administrative	6,904,800	625,878	12,250,269	1,961,463
Acquired in-process research and development	-	-	686,998	-
	8,711,022	1,596,867	18,170,192	5,709,146

Interest (income) expense, net	(10,652)	546	(30,453)	476
Other expense	55,941	-	67,266	-
Change in fair value of contingent rights	-	16,110	-	12,665

Net loss	$(8,756,311)	$(1,613,523)	$(18,207,005)	$(5,722,287)

Net loss per share (basic and diluted)	$(0.10)	$(0.03)	$(0.22)	$(0.10)
Weighted average number of common shares outstanding (basic and diluted)	86,953,611	60,196,574	81,457,085	60,196,574

Comprehensive loss:
Net loss	$(8,756,311)	$(1,613,523)	$(18,207,005)	$(5,722,287)
Foreign currency translation adjustment	(685,106)	-	(1,224,748)	-
Total comprehensive loss	$(9,441,417)	$(1,613,523)	$(19,431,753)	$(5,722,287)

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Common Stock to Be	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Issued	Loss	Deficit	Total
Balance at December 31, 2017	-	$-	69,822,080	$699,015	$(8,034,244)	$498,577,372		$-	$(452,702,029)	$38,540,114
Cumulative effect adjustment due to the adoption of ASU 2016-01	-	-	-	-	-	-	-	-	1,232,312	1,232,312
Issuance of common stock and warrants pursuant to financing agreements	-	-	22,385,038	223,850	-	86,766,366	-	-	-	86,990,216
Issuance of common stock for options exercised	-	-	139,683	1,397	-	256,551	-	-	-	257,948
Stock option grants surrendered	-	-	-	-	-	(117,194)	-	-	-	(117,194)
Issuance of common stock from exercise of warrants	-	-	1,054,147	10,542	-	2,077,493	-	-	-	2,088,035
Common stock to be issued	-	-	-	-	-	-	1,000,000	-	-	1,000,000
Stock issuance costs	-	-	-	-	-	(755,767)	-	-	-	(755,767)
Stock-based compensation expense	-	-	-	-	-	3,517,493	-	-	-	3,517,493
Foreign currency translation adjustment	-	-	-	-	-	-	-	(1,224,748)	-	(1,224,748)
Net loss	-	-	-	-	-	-	-	-	(18,207,005)	(18,207,005)
Balance at September 30, 2018	-	$-	93,400,948	$934,804	$(8,034,244)	$590,322,314	$1,000,000	$(1,224,748)	$(469,676,722)	$113,321,404

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,207,005)	$(5,722,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	249,738	69,420
Loss on disposal of assets	5,427
Amortization of intangible assets	944,563	-
Stock-based compensation expense	3,517,493	516,237
Acquired in-process research and development	686,998	-
Unrealized loss on equity investment	67,266	-
Non-cash interest	531	5,607
Change in fair value of contingent rights	-	12,665
Changes in operating assets and liabilities:
Prepaid expenses and other	(610,795)	(119,686)
Accounts payable	(326,535)	139,339
Payable to related party	651,634	-
Accrued liabilities	146,149	51,694
Net cash used in operating activities	(12,874,536)	(5,047,011)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of furniture and equipment	599	-
Purchases of property and equipment	(861,667)	(405,849)
Acquisition of Abbreviated New Drug Applications and related items	(19,171,956)	-
Net cash used in investing activities	(20,033,024)	(405,849)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance costs	(755,767)	-
Proceeds from sale of common stock and warrants	86,990,216	-
Proceeds from sale of common stock to be issued	1,000,000	-
Proceeds from exercise of stock options	257,948	-
Cash paid to satisfy tax withholding obligations	(117,194)	-
Proceeds from exercise of stock warrants	2,088,035	-
Net cash provided by financing activities	89,463,238	-

Effect of exchange rate changes on cash and cash equivalents	(1,178,526)	-
Net increase (decrease) in cash and cash equivalents	55,377,152	(5,452,860)
Cash and cash equivalents at beginning of period	43,489,935	27,092,928
Cash and cash equivalents at end of period	$98,867,087	$21,640,068

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 (unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such condensed consolidated financial statements do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying December 31, 2017 financial information was derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other future period. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in its Form 10-K for the year ended December 31, 2017.

Liquidity Risks and Management’s Plans

Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $469.7 million. The Company restructured its business in 2012 in connection with an investment led by one of the Company’s largest stockholders, followed by implementation of a name change to reflect its core mission and business strategy. The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical and development activities. In September 2018, the Company entered into securities purchase agreements with certain institutional investors, accredited investors and current stockholders, pursuant to which the Company agreed to sell 9,048,504 shares of its common stock with accompanying warrants to purchase 2,714,548 shares of its common stock in a $48.5 million private placement (the “September 2018 Financing”). The Company held its initial closing on September 24, 2018 (the “September 2018 Closing”) and second closing on October 10, 2018 (the “October 2018 Closing”). The Company has received gross proceeds of $37.5 million and expects to receive additional gross proceeds of $11 million.

Additionally, in March 2018, the Company entered into securities purchase agreements pursuant to which the Company issued 15,432,091 shares of its common stock with accompanying warrants to purchase 6,172,832 shares of its common stock and received $50 million in gross proceeds in a private placement (the “March 2018 Financing”). The March 2018 Financing closing included an investment from ETP Global Fund, L.P., a healthcare investment fund. The managing member of Emerging Technology Partners, LLC, which is the general partner of ETP Global Fund, L.P., is also the Executive Chairman of the Company. The March 2018 Financing also included an investment from IDG-Accel China Growth Fund III L.P. (“IDG-Accel Growth”) and IDG-Accel China III Investors L.P. (“IDG-Accel Investors”). A director and shareholder of IDG-Accel China Growth Fund GP III Associates Ltd., which is the ultimate general partner of IDG-Accel Growth and IDG-Accel Investors, is also a member of the Company’s Board of Directors. Net proceeds from the September 2018 Closing, the October 2018 Closing, and the March 2018 Financing are being used to prepare for the anticipated launch of the Company’s first commercial product in China, to support the Company’s business development activities, to advance the development of the Company’s pipeline, to support its marketing and commercial planning activities, and for other general corporate purposes.

As a result of the September 2018 Closing, October 2018 Closing, and the March 2018 Financing, the Company believes that it has sufficient resources to fund its operations at least through November 14, 2019. As of September 30, 2018, approximately $15.2 million of the Company’s cash balance was held by CASI China. The Company intends to continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements in China to support the Company’s dual-country approach to drug development.

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

The fair values of certain acquired ANDAs were estimated using the discounted cash flow method (an income approach), which involves the use of Level 3 inputs such as estimates for projected sales, expenses, and cash flows, estimates of total addressable markets and market penetration rates, future sales growth and inflation rates, expected income and value-added tax rates, and a required rate of return adjusted for both industry and Company-specific risks, among other inputs. The fair values of the remaining ANDAs were estimated using a multiple of values method (an income approach), which involved using Level 3 inputs such as estimated addressable markets and market penetration rates. The fair value of the API was estimated using Level 2 inputs, such as quoted market prices for similar API from various suppliers or other sources. The ANDAs will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable; no such triggering events were identified during the period from the date of acquisition to September 30, 2018.

3.	Intangible Assets

Intangible assets were acquired as part of the 2018 asset acquisition from Sandoz and include ANDAs for a total of 25 previously marketed generic products. These intangible assets were originally recorded at relative fair values based on the purchase price for the asset acquisition and are stated net of accumulated amortization.

The ANDAs are being amortized over their estimated useful lives of 13 years, using the straight-line method. Management reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in a manner similar to that for property and equipment. No impairment losses related to intangible assets were recognized in the nine months ended September 30, 2018.

As discussed in Note 2, in January 2018, the Company purchased the Acquired Assets from Sandoz for a total purchase price of $18.0 million. The total purchase price, along with transaction expenses of approximately $1.2 million, was allocated to the ANDAs and API acquired based on their relative fair values. Net finite-lived intangible assets at September 30, 2018 consists of the following:

Asset	Gross Value	Accumulated Amortization	Estimated useful lives
ANDAs	$18,054,985	$(944,563)	13 years

Expected future amortization expense is as follows for the years ending December 31:

2018 (remaining three months)	$347,212
2019	1,388,845
2020	1,388,845
2021	1,388,845
2022	1,388,845
2023 and thereafter	11,207,830

4.	Foreign Currency Translation

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

The Company has an equity investment in the publicly traded common stock of a company. Beginning on January 1, 2018 with the adoption of ASU 2016-01, the Company’s investment in this equity security is considered a trading security and is carried at its estimated fair value, with changes in fair value reported in the statement of operations each reporting period.  The fair value of this security was measured using its quoted market price, a Level 1 input, and was approximately $1.2 million as of September 30, 2018.

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

Inventories consist of raw materials and are stated at the lower of cost or net realizable value. Cost is determined using a first-in, first-out method. The carrying value of raw materials inventory was approximately $430,000 as of September 30, 2018 and is included in “prepaid expenses and other assets” in the accompanying condensed consolidated balance sheets.

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

As part of the license arrangements with Spectrum (see Note 8), the Company issued to Spectrum a $1.5 million 0.5% secured promissory note originally due March 17, 2016, which was subsequently amended and extended to September 17, 2019. All other terms remain the same. The promissory note was recorded initially at its fair value, giving rise to a discount of approximately $136,000; the promissory note is presented as note payable, net of discount in the accompanying condensed consolidated balance sheets. For the nine months ended September 30, 2018 and 2017, the Company recognized $531 and $5,607 of non-cash interest expense, respectively, related to the amortization of the debt discount, using the effective interest rate method.

10.	Stockholders’ Equity

Securities Purchase Agreements

As described in Note 1, in September 2018, the Company entered into securities purchase agreements the (“Securities Purchase Agreements”) with certain institutional investors, accredited investors and current stockholders, pursuant to which the Company agreed to sell 9,048,504 shares of its common stock with accompanying warrants to purchase 2,714,548 shares of its common stock in a $48.5 million private placement. The purchase price for each share of common stock and warrant was $5.36. The warrants will become exercisable on March 23, 2019 at a $7.19 per share exercise price and will expire on September 24, 2021. On September 24, 2018, the Company completed its initial closing, the September 2018 Closing, and issued 6,809,699 shares of its common stock with accompanying warrants to purchase 2,042,907 shares of its common stock and received $36.5 million in gross proceeds. The fair value of the warrants issued is $6,087,863, or $2.98 per warrant, calculated using the Black-Scholes-Merton valuation model with a contractual life of 3 years, an assumed volatility of 88.39%, and a risk-free interest rate of 2.89%. On October 10, 2018, the Company completed its second closing, the October 2018 Closing, on an additional $1 million in gross proceeds, which was received in September 2018 and reflected as “common stock to be issued” on the accompanying condensed consolidated balance sheet as of September 30, 2018. The Company expects to close on the remaining $11 million. The Securities Purchase Agreements and warrants each include additional customary representations, warranties and covenants. The Company also agreed to file a resale registration within 120 days following the closing covering the shares of common stock issued and the shares of common stock underlying the warrants.

The Company’s Executive Chairman, and the Company’s Chief Executive Officer played a key role in identifying and securing potential investors for the September 2018 Financing. As a result, the Company did not have to pay a commission to, or incur additional expenses for, a placement agent. In exchange for their services, which were deemed to be outside the scope of their responsibilities as officers and directors of the Company, the Company’s Audit Committee approved payments of $1,460,000 and $480,000 to the Executive Chairman and the Chief Executive Officer, respectively. As of September 30, 2018, $1,380,000 and $120,000 of these payments, respectively, have been earned and are included as general and administrative expenses in the accompanying condensed consolidated statement of operations for the three and nine month periods ended September 30, 2018. The amount payable to the Executive Chairman totaling $1,380,000 is included in “payable to related parties” in the accompanying condensed consolidated balance sheet as of September 30, 2018 and was paid in October 2018.

As described in Note 1, in March 2018, the Company entered into securities purchase agreements with certain institutional investors, accredited investors and current stockholders, pursuant to which the Company issued 15,432,091 shares of its common stock with accompanying warrants to purchase 6,172,832 shares of its common stock and received $50 million in gross proceeds in a private placement. The purchase price for each share of common stock and warrant was $3.24. The warrants became exercisable on September 17, 2018 at a $3.69 per share exercise price and will expire on March 21, 2023. The fair value of the warrants issued is $15,062,000, or $2.44 per warrant, calculated using the Black-Scholes-Merton valuation model with a contractual life of 5 years, an assumed volatility of 75.4%, and a risk-free interest rate of 2.69%. The securities purchase agreements and warrants each include additional customary representations, warranties and covenants. The Company filed a resale registration covering the shares of common stock issued and the shares of common stock underlying the warrants on Form S-3 (File No. 333-226206) which became effective on August 8, 2018.

Common Stock Sales Agreement

On February 23, 2018, the Company entered into a Common Stock Sales Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“HCW”). Pursuant to the terms of the Sales Agreement, the Company may sell from time-to-time, at its option, shares of the Company’s common stock through HCW, as sales agent, with an aggregate sales price of up to $25 million (the “Shares”).

Any sales of Shares pursuant to the Sales Agreement will be made under the Company’s effective “shelf” registration statement (the “Registration Statement”) on Form S-3 (File No. 333-222046) which became effective on December 22, 2017 and the related prospectus supplement and the accompanying prospectus, as filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2018.

In March 2018, the Company issued 143,248 Shares under the Sales Agreement resulting in net proceeds to the Company of approximately $475,000. As of September 30, 2018, approximately $24.5 million remained available under the Sales Agreement.

11.	Net Loss Per Share

Net loss per share (basic and diluted) was computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding. Outstanding stock options and warrants totaling 18,384,932 and 13,425,608 as of September 30, 2018, respectively, were anti-dilutive and, therefore, were not included in the computation of weighted average shares used in computing diluted loss per share.

12.	Stock-Based Compensation and Warrants

The Company has adopted incentive and nonqualified stock option plans for executive, scientific and administrative personnel of the Company as well as outside directors and consultants. In June 2018, the Company’s stockholders approved an amendment to the 2011 Long-Term Incentive Plan, increasing the number of shares of common stock reserved for issuance from 14,230,000 to 20,230,000 to be available for grants and awards. As of September 30, 2018, there are 18,384,932 shares issuable under options previously granted and currently outstanding, with exercise prices ranging from $0.86 to $8.23. Options granted under the plans generally vest over periods varying from immediately to one to five years, are not transferable and generally expire ten years from the date of grant. As of September 30, 2018, 6,878,610 shares remained available for grant under the Company’s 2011 Long-Term Incentive Plan. On March 13, 2018, upon the recommendation of the Compensation Committee of the Board of Directors (the “Board”), the Board approved a grant of stock options to the Company’s Executive Chairman exercisable for 1 million shares of common stock that will vest and become exercisable on the first anniversary date of the grant. In addition, the Board approved the grant of a performance-based option covering 4 million shares of common stock that will vest if, within 18 months of the date of grant, specific operational and strategic milestones are achieved. Both grants were approved by the Company’s stockholders at the 2018 Annual Meeting of Stockholders.

The Company records compensation expense associated with stock options and other equity-based compensation in accordance with provisions of authoritative guidance. Compensation costs are recognized over the requisite service period, which is generally the option vesting term of up to five years. Awards with performance conditions are expensed when it is probable that the performance condition will be achieved. There was minimal expense recorded for share awards with performance conditions during the nine months ended September 30, 2018 and 2017.

The Company’s net loss for the nine months ended September 30, 2018 and 2017 includes $3,517,493 and $516,237, respectively, of non-cash compensation expense related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	Nine Month Period ended September 30,
	2018	2017
Research and development	$232,230	$225,342
General and administrative	3,285,263	290,895
Share-based compensation expense	$3,517,493	$516,237
Net share-based compensation expense, per common share:
Basic and diluted	$0.04	$0.01

The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of service based and performance-based stock options granted to employees. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. Following are the weighted-average assumptions used in valuing the stock options granted to employees during the nine-month periods ended September 30, 2018 and 2017:

	Nine Month Period ended September 30,
	2018	2017
Expected volatility	78.79%	78.92%
Risk free interest rate	2.80%	1.97%
Expected term of option	5.77 years	6.34 years
Expected dividend yield	0.00%	0.00%

The weighted average fair value of stock options granted during the nine-month periods ended September 30, 2018 and 2017 were $4.51 and $0.73, respectively.

A summary of the Company's stock option plans and of changes in options outstanding under the plans during the nine-month period ended September 30, 2018 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2018	11,585,315	$1.42
Exercised	(156,283)	$1.65
Granted	7,286,000	$4.02
Expired	(279,970)	$1.50
Forfeited	(50,130)	$3.28
Outstanding at September 30, 2018	18,384,932	$2.44
Exercisable at September 30, 2018	8,753,696	$1.59

Cash received from option exercises under all share-based payment arrangements for the nine months ended September 30, 2018 was $257,948. There were no option exercises during the nine months ended September 30, 2017.

Warrants

Warrants issued generally expire after 2-5 years from the date of issuance. Stock warrant activity is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2018	6,264,016	$2.23
Issued	8,215,739	$4.56
Exercised	(1,054,147)	$1.98
Expired	-	$-
Outstanding at September 30, 2018	13,425,608	$3.68
Exercisable at September 30, 2018	11,382,701	$3.04

Cash received from warrants exercised during the nine months ended September 30, 2018 was $2,088,035. There were no warrants exercised during the nine months ended September 30, 2017.

13.	Income Taxes

At December 31, 2017, the Company had a $3.2 million unrecognized tax benefit. The Company recorded a full valuation allowance on the net deferred tax asset recognized in the consolidated financial statements as of December 31, 2017.

During the nine months ended September 30, 2018, there were no material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

The tax returns for all years in the Company’s major tax jurisdictions are not settled as of September 30, 2018. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

14.	Related Party Transactions

The Company has supply agreements with Spectrum for the purchase of EVOMELA®, MARQIBO®, and ZEVALIN® in China for quality testing purposes to support CASI’s application for import drug registration and for commercialization purposes. The former CEO of Spectrum is also a member of CASI’s Board and Spectrum is the Company’s largest shareholder. All amounts payable to Spectrum for material purchases have been paid as of September 30, 2018. There were no materials purchased from Spectrum for the nine months ended September 30, 2018. In April and June 2017, under supply agreements with Spectrum, the Company received shipments of EVOMELA® and MARQIBO®, respectively, in China for quality testing purposes to support CASI’s application for import drug registration. The total cost of the materials was approximately $477,000, which is included in research and development expense for the nine months ended September 30, 2017.

Emerging Technology Partners, LLC (“ETP”) incurred approximately $3 million of expenses for due diligence and related services (the “Services”) for certain business development activities. The Company benefited by having access to the results of those Services and did not have to incur such expense on its own. The Company’s Executive Chairman is the founder and managing member of ETP. The Company’s Audit Committee authorized and directed the Company to reimburse ETP $1.5 million for the expenses incurred in connection with the Services which is included as general and administrative expenses in the accompanying condensed consolidated statement of operations for the three and nine month periods ended September 30, 2018. The amount payable to ETP totaling $1.5 million is included in “payable to related parties” in the accompanying condensed consolidated balance sheet as of September 30, 2018 and was paid in October 2018.

15.	New Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 supersedes existing lease guidance, including Accounting Standards Codification (ASC) 840 - Leases. Among other things, the new standard requires recognition of a right-of-use asset and liability for future lease payments for contracts that meet the definition of a lease. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. The standard must be applied using a modified retrospective approach. The Company is completing its evaluation of the effect of the adoption of this ASU and tentatively expects that the adoption will result in an increase to both assets and liabilities on the consolidated balance sheet, with no significant effects on operating results.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which offers a transition option to entities adopting the new lease standard. Under the transition option, entities can recognize a cumulative effect adjustment to the opening balance of retained earnings of the year in which the new lease standard is adopted, rather than in the earliest period presented in their financial statements. The Company is currently evaluating the effect the adoption of this ASU will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business (Topic 805). The amendments in the update provide a screen to determine when a set is not a business. If the screen is not met, the amendments in the update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. Lastly, the amendments in the update narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017; earlier adoption is permitted under certain criteria. The Company adopted this ASU on January 1, 2018. While this ASU did not have a material effect on the Company’s financial statements on the date of adoption, the Company did follow the new guidance in determining that its acquisition of ANDAs from Sandoz, Inc. in January 2018 was an asset acquisition (see Note 2).

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

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting which includes updated guidance for share-based payment awards issued to non-employees. The updated standard aligns the accounting for share-based payment awards for non-employees with employees, except for guidance related to the attribution of compensation costs for non-employees. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods for public business entities, with early adoption permitted. The Company is considering early adopting this standard in the fourth quarter of 2018. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

There are no other recently issued accounting pronouncements that are expected to have a material effect on the Company's financial position, results of operations or cash flows.

16.	Commitments

In 2018, the Company entered into purchase obligation commitments for EVOMELA® from Spectrum for approximately $9.2 million.

In April 2018, the Company entered into a lease agreement for office space in China that continues through April 2021. Future minimum lease payments are approximately $139,300 in 2018, $557,200 in 2019, $557,200 in 2020 and $139,300 in 2021.

In October 2018, the Company entered into a lease agreement for office space in China that continues through November 2021. Future minimum lease payments are approximately $90,600 in 2018, $418,000 in 2019, $418,000 in 2020 and $383,100 in 2021.

In October 2018, the Company amended the lease for its principal executive offices in Rockville, MD, effective November 1, 2018 to increase the total space covered under the lease to 6,068 square feet. The Company also extended the lease term from December 31, 2019 to July 31, 2022. Incremental future minimum lease payments associated with the amendment are approximately $8,400 in 2018, $50,500 in 2019, $138,600 in 2020, $142,700 in 2021 and $85,700 in 2022.

17.	Subsequent Event

In October 2018, the Company entered into an agreement with Laurus Labs Limited (“Laurus”), a company organized under the Laws of India, pursuant to which the Company will acquire from Laurus one U.S. FDA-approved abbreviated new drug application for tenofovir disoproxil fumarate (TDF ANDA), which is indicated for the treatment of hepatitis B virus. The aggregate purchase price for the TDF ANDA was $3 million, with an upfront payment of $700,000, paid in October 2018, and $2.3 million to be paid upon completion of certain milestones.

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

Our product pipeline features the following: (1) EVOMELA®, MARQIBO®, and ZEVALIN®, all U.S. FDA approved drugs in-licensed from Spectrum Pharmaceuticals, Inc. for China regional rights, and currently in various stages in the regulatory process for market approval in China, and (2) an acquired portfolio of 25 FDA-approved abbreviated new drug applications (“ANDAs”) and four pipeline ANDAs that are pending FDA approval, from which we will prioritize a select subset for product registration and commercialization in China. The Company also recently announced entering into an agreement with Laurus Labs Limited to purchase an ANDA for tenofovir disoproxil fumarate (TDF) indicated for hepatitis B virus. In addition to these advanced products, our pipeline includes a proprietary Phase 2 drug candidate, ENMD-2076, that the Company has determined not to pursue as a single agent and is exploring feasibility of combination as a clinical strategy, and also CASI-001 and CASI-002, proprietary early-stage candidates in immuno-oncology in preclinical development.

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

Our primary research and development focus is to acquire high quality, cost-effective medicines, as well as to in-license clinical-stage and late-stage drug candidates so that we can immediately employ our U.S. and China drug development model to accelerate commercialization, and clinical and regulatory progress. In addition to our high quality, cost-effective medicines, and our clinical-and late-stage approach for innovative products, we have other potential drug candidates in preclinical development which we will continue to evaluate through 2018 and 2019. The implementation of our plans will include leveraging our resources in both the United States and China. In order to capitalize on the drug development and capital resources available in China, we are doing business in China through our wholly-owned China-based subsidiary that will execute the China portion of our drug development strategy, including conducting clinical trials in China, pursuing local funding opportunities and strategic collaborations, and implementing our transition to a commercial enterprise.

Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $469.7 million.  The Company restructured its business in 2012 in connection with an investment led by one of the Company’s largest stockholders, followed by implementation of a name change to reflect its core mission and business strategy.  The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical and development activities. In September 2018, the Company entered into securities purchase agreements with certain institutional investors, accredited investors and current stockholders, pursuant to which the Company agreed to sell 9,048,504 shares of its common stock with accompanying warrants to purchase 2,714,548 shares of its common stock in a $48.5 million private placement (the “September 2018 Financing”). The Company held its initial closing on September 24, 2018 (the “September 2018 Closing”) and second closing on October 10, 2018 (the “October 2018 Closing”). The Company has received gross proceeds of $37.5 million and expects to receive additional gross proceeds of $11 million. Additionally, in March 2018, the Company entered into securities purchase agreements pursuant to which the Company issued 15,432,091 shares of its common stock with accompanying warrants to purchase 6,172,832 shares of its common stock and received $50 million in gross proceeds in a private placement (the “March 2018 Financing”). The March 2018 Financing closing included an investment from ETP Global Fund, L.P., a healthcare investment fund. The managing member of Emerging Technology Partners, LLC, which is the general partner of ETP Global Fund, L.P., is also the Executive Chairman of the Company. The March 2018 Financing also included an investment from IDG-Accel China Growth Fund III L.P. (“IDG-Accel Growth”) and IDG-Accel China III Investors L.P. (“IDG-Accel Investors”). A director and shareholder of IDG-Accel China Growth Fund GP III Associates Ltd., which is the ultimate general partner of IDG-Accel Growth and IDG-Accel Investors, is also a member of the Company’s Board of Directors. Net proceeds from the September 2018 Closing, the October 2018 Closing, and the March 2018 Financing are being used to prepare for the anticipated launch of the Company’s first commercial product in China, to support the Company’s business development activities, to advance the development of the Company’s pipeline, to support its marketing and commercial planning activities, and for other general corporate purposes.

As a result of the September 2018 Closing, October 2018 Closing, and the March 2018 Financing, the Company believes that it has sufficient resources to fund its operations at least through November 14, 2019. As of September 30, 2018, approximately $15.2 million of the Company’s cash balance was held by CASI China. We intend to continue to exercise tight controls over operating expenditures. In developing drug candidates, we intend to use and leverage resources available to us in both the United States and China. We intend to pursue additional financing opportunities as well as opportunities to raise capital through forms of non- or less-dilutive arrangements, such as partnerships and collaborations with organizations that have capabilities and/or products that are complementary to our capabilities and products in order to continue the development of our product candidates that we intend to pursue to commercialization.

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

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Our critical accounting policies, including the items in our financial statements requiring significant estimates and judgments, are as follows:

-	Research and Development - Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with pre-clinical testing and clinical trials of the Company’s product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, and facilities expenses, along with the amortization of acquired ANDAs. Research and development costs are expensed as incurred.

-	Expenses for Clinical Trials - Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the data. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes the enrollment process. Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and when a patient drops out of a trial. Costs that are based on clinical data collection and management are recognized in the reporting period in which services are provided. In the event of early termination of a clinical trial, we accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

-	Stock-Based Compensation - All stock-based payment transactions are recognized in the consolidated financial statements at their fair values. Compensation expense associated with service and performance condition-based stock options and other equity-based compensation is recorded in accordance with provisions of authoritative guidance. The fair value of awards for which fair values are calculated using the Black-Scholes-Merton option pricing model is generally being amortized on a straight-line basis over the requisite service period and is recognized based on the proportionate amount of the requisite service period that has been rendered during each reporting period. Share-based awards granted to employees with a performance condition are measured based on the probable outcome of that performance condition during the requisite service period. Such an award with a performance condition is expensed when it is probable that a performance condition will be achieved. There was minimal expense recorded for share awards with performance conditions during the nine months ended September 30, 2018 and 2017. Using the straight-line expense attribution method over the requisite service period, which is generally the option vesting term ranging from immediately to one to five years, share-based compensation expense recognized for the nine months ended September 30, 2018 and 2017 totaled approximately $3,517,000 and $516,000, respectively.

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

RESULTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2018 and 2017.

Revenues and Cost of Product Sales. There were no revenues recorded for the three or nine months ended September 30, 2018 and 2017.

Research and Development Expenses. Our research and development expenses for the three and nine months ended September 30, 2018 totaled approximately $1,806,000 and $5,233,000, respectively. Research and development expenses for the corresponding 2017 periods were $971,000 and $3,748,000, respectively. Included in our research and development expenses for the three-month period ended September 30, 2018 are direct project costs of $398,000 related to our ANDAs acquired in January 2018, $90,000 for ENMD-2076, $242,000 for drugs in-licensed from Spectrum, and $433,000 for preclinical development activities primarily in China. The 2017 R&D expenses for the comparable period are direct project costs of $148,000 for ENMD-2076, $188,000 for drugs in-licensed from Spectrum, and $279,000 for preclinical development activities in China. Research and development expenses totaling $5,233,000 for the nine-month period ended September 30, 2018 included direct project costs of $1,227,000 related to our ANDAs acquired in January 2018, $324,000 related to ENMD-2076, $558,000 for drugs in-licensed from Spectrum, and $1,319,000 for preclinical development activities primarily in China. The 2017 research and development expenses for the comparable period included direct project costs of $697,000 related to ENMD-2076, $1,100,000 for drugs in-licensed from Spectrum, and $837,000 for preclinical development activities in China. The overall increase in research and development costs in the three and nine months ended September 30, 2018, as compared to same periods in 2017, primarily reflects higher costs associated with regulatory costs of the ANDAs in 2018.

At September 30, 2018, and, since acquired, accumulated direct project expenses for our ANDAs acquired in January 2018 totaled $1,227,000; $28,835,000 for ENMD-2076; $5,094,000 for drugs in-licensed from Spectrum; and for preclinical development activities primarily in China, accumulated project expenses totaled $4,675,000. Our research and development expenses also include non-cash stock-based compensation totaling $70,000 and $232,000 for the three and nine months ended September 30, 2018, respectively, and $54,000 and $225,000 for the corresponding 2017 periods, respectively. The balance of our research and development expenditures includes facility costs and other departmental overhead, expenditures related to the non-clinical support of our programs, and non-cash amortization expense of acquired ANDAs.

We expect the majority of our research and development expenses for the rest of 2018 and 2019 to be devoted to advancing our in-licensed products towards market approval in China, the technology transfer activities and regulatory support associated with our ANDA portfolio, and our early-stage candidates in preclinical development. We expect our expenses for the remainder of 2018 and 2019 to increase based on our commercial and clinical development plan. Completion of clinical development may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

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

As a result of the uncertainties discussed above, among others, we are unable to estimate the duration and completion costs of our research and development projects. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time-to-time in order to continue with our business strategy. There can be no assurance that we will be able to successfully access external sources of financing in the future. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, facilities expenses, and amortization expense of acquired ANDAs. Overall research and development expenses increased to $1,806,000 during the three months ended September 30, 2018 from $971,000 for the corresponding period in 2017. Research and development expenses increased to $5,233,000 during the nine-months ended September 30, 2018 from $3,748,000 for the corresponding period in 2017. The fluctuations in research and development expenditures during the three and nine months ended September 30, 2018 were specifically impacted by the following:

-	Outside Services – We utilize outsourcing to conduct our product development activities. In the three-month period ended September 30, 2018, we expended $176,000 on outside service activities versus $82,000 in the same 2017 period. For the nine-month period ended September 30, 2018 outside services were $622,000 compared to $314,000 for the same 2017 period. The increase in 2018 as compared to 2017 primarily reflects regulatory costs associated with our ANDAs acquired in January 2018.

-	Clinical Trial Costs – Clinical trial costs, which include clinical site fees, monitoring costs and data management costs, decreased to $24,000 in the three months ended September 30, 2018 from $50,000 in the three-month period ended September 30, 2017. Clinical trial costs for the nine-month period ended September 30, 2018 decreased to $127,000 from $375,000 for the comparable 2017 period. This decrease primarily relates to higher patient costs and clinical trial management costs associated with our Phase 2 clinical trial in advanced fibrolamellar carcinoma (FLC) during the 2017 period compared to the 2018 period as enrollment has completed.

-	Lab Supplies – Laboratory supplies associated with our pre-clinical activities for the three-month period ended September 30, 2018 increased to $110,000 from $36,000 during the same period in 2017. Laboratory supplies associated with our pre-clinical activities for the nine-month period ended September 30, 2018 increased to $274,000 from $176,000 during the same period in 2017. The variance in both periods is due to the increase in activities at our China research and development lab.

-	Contract Manufacturing Costs – The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, product release costs and storage fees. Contract manufacturing costs for the three months ended September 30, 2018 increased to $104,000 from ($4,000) during the same period in 2017 due to pre-manufacturing costs associated with the Company’s Cilostazol ANDA incurred during the 2018 period. For the nine-month period ended September 30, 2018, manufacturing costs decreased to $148,000 from $620,000 for the comparable 2017 period. The decrease primarily reflects costs associated with the purchase of EVOMELA® in China for quality testing purposes to support CASI’s application for import drug registration in the second quarter of 2017.

-	Personnel Costs – Personnel costs increased to $779,000 in the three-month period ended September 30, 2018 from $591,000 in the corresponding 2017 period. For the nine-month period ended September 30, 2018, personnel costs increased in 2018 to $2,142,000 from $1,583,000 for the corresponding 2017 period. This variance is primarily attributed to increased salary and benefit costs associated with new employees hired in China.

-	Also reflected in our 2018 research and development expenses for the three-month period ended September 30, 2018 are outsourced consultant costs of ($27,000), facility and related expenses of $196,000, and amortization of acquired ANDAs of $347,000. In the corresponding 2017 period, these expenses totaled $36,000, $125,000, and $0, respectively. For the nine-month period ended September 30, 2018, outsourced consultant costs were $164,000, facility and related expenses were $576,000, and amortization of acquired ANDAs of $945,000. In the corresponding 2017 period, these expenses totaled $177,000, $346,000, and $0, respectively. The variance in outsourced consultant costs reflect the timing of services related to regulatory activities. The increase in facilities and related expenses is due to new leased lab space in China in February 2017 and new leased office space in China in April 2018. The increase in amortization of acquired ANDAs is due to the January 2018 acquisition of ANDAs.

General and Administrative Expenses. General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services, investor relations and facilities. General and administrative expenses increased to $6,905,000 in the three-month period ended September 30, 2018 from $626,000 in the corresponding 2017 period. This variance relates to an increase in non-cash stock-based compensation expense totaling $1,524,000, primarily associated with stock option awards issued to the Company’s Executive Chairman; an increase in salary, benefits and recruitment expense totaling approximately $475,000 in China, primarily related to sales and marketing efforts to prepare for the anticipated launch of the Company’s first commercial product in China, as well as other general and administrative functions; approximately $510,000 related to increased professional services fees and investor and public relations activities; and increased facility costs of $121,000 due to new leased office space in China. The increase in general and administrative costs also includes $1,380,000 associated with our Executive Chairman’s services in connection with the September 2018 Financing; and approximately $1,581,000 associated with business development and exploratory acquisition activities during the period, including $1.5 million related to due diligence and related services for certain business development activities incurred by ETP, in which we benefited by having access to the results of those services and did not have to incur such expense on our own. The Company’s Executive Chairman is the founder and managing member of ETP. The Company’s Audit Committee authorized and directed to the Company to reimburse ETP $1.5 million for the expenses incurred in connection with these services.

General and administrative expenses increased to $12,250,000 during the nine months ended September 30, 2018 from $1,961,000 for the corresponding period in 2017. The increase in expenses in the nine-month period in 2018, compared to the same period in 2017 reflects an increase in non-cash stock-based compensation expense totaling $2,994,000, primarily associated with stock option awards issued to the Company’s Executive Chairman; an increase in salary, benefits and recruitment expense totaling $979,000 in China primarily related to sales and marketing efforts to prepare for the anticipated launch of the Company’s first commercial product in China, as well as other general and administrative functions; approximately $901,000 associated with additional professional services fees and investor and public relations activities; and increased facility cost of $229,000 due to new leased office space in China. The increase in general and administrative expenses for the 2018 nine-month period also reflects $1,380,000 associated with our Executive Chairman’s services in connection with the September 2018 Financing and increased costs of approximately $2,546,000 associated with business development and exploratory acquisition activities, including the $1.5 million of expenses associated with ETP as described above.

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

Interest (income) expense, net. Interest (income) expense, net for the three months ended September 30, 2018 and 2017 was $(10,652) and $546, respectively. This includes interest on our note payable of $1,875 for both periods; non-cash interest of $177 and $1,869, respectively, representing the amortization of the debt discount; offset by interest income of $12,704 and $3,198, respectively. Interest (income) expense, net for the nine months ended September 30, 2018 and 2017 was $(30,453) and $476, respectively. This includes interest on our note payable of $5,625 for both periods; non-cash interest of $531 and $5,607, respectively, representing the amortization of the debt discount; offset by interest income of $36,609 and $10,756, respectively.

Other expense. Other expense for the three and nine months ended September 30, 2018 was $55,941 and $67,266, respectively, representing unrealized losses on the Company’s equity investment securities.

Change in fair value of contingent rights. The Contingent Rights issued to Spectrum in connection with the license arrangements are considered derivative liabilities and were recorded initially at their estimated fair value and are marked to market each reporting period until settlement. The Contingent Rights were fully settled during 2017, so there was no change in the fair value of the Contingent Right for the three and nine months ended September 30, 2018. The change in fair value of the Contingent Rights for the three and nine months ended September 30, 2017 was $16,110 and $12,665, respectively.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses in 2018 and the foreseeable future before we commercialize any products and penetrate significant markets such as China. Based on our current plans, we expect our current available cash and cash equivalents to meet our cash requirements for at least through November 14, 2019.

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

At September 30, 2018, we had cash and cash equivalents of approximately $98.9 million, with working capital of approximately $94.5 million. As of September 30, 2018, approximately $15.2 million of the Company’s cash balance was held by the Company’s wholly-owned subsidiary in China.

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

Securities Purchase Agreements

As discussed above, in September 2018, the Company entered into securities purchase agreements the (“Securities Purchase Agreements”) with certain institutional investors, accredited investors and current stockholders, pursuant to which the Company agreed to sell 9,048,504 shares of its common stock with accompanying warrants to purchase 2,714,548 shares of its common stock in a $48.5 million private placement. The purchase price for each share of common stock and warrant was $5.36. The warrants will become exercisable on March 23, 2019 at a $7.19 per share exercise price and will expire on September 24, 2021. On September 24, 2018, the Company completed its first closing and issued 6,809,699 shares of its common stock with accompanying warrants to purchase 2,042,907 shares of its common stock and received $36.5 million in gross proceeds. The fair value of the warrants issued is $6,087,863, or $2.98 per warrant, calculated using the Black-Scholes-Merton valuation model with a contractual life of 3 years, an assumed volatility of 88.39%, and a risk-free interest rate of 2.89%. On October 10, 2018, the Company completed its second closing for an additional $1 million in gross proceeds, which was received in September 2018. The Company expects to close on the remaining $11 million of the September 2018 Financing. The Securities Purchase Agreements and warrants each include additional customary representations, warranties and covenants. The Company also agreed to file a resale registration within 120 days following the closing covering the shares of common stock issued and the shares of common stock underlying the warrants.

Additionally, in March 2018, the Company entered into securities purchase agreements with certain institutional investors, accredited investors and current stockholders, pursuant to which the Company issued 15,432,091 shares of its common stock with accompanying warrants to purchase 6,172,832 shares of its common stock and received $50 million in gross proceeds in a private placement. The purchase price for each share of common stock and warrant was $3.24. The warrants became exercisable on September 17, 2018 at a $3.69 per share exercise price, and will expire on March 21, 2023. The fair value of the warrants issued is $15,062,000, or $2.44 per warrant, calculated using the Black-Scholes-Merton valuation model with a contractual life of 5 years, an assumed volatility of 75.4%, and a risk-free interest rate of 2.69%. The securities purchase agreements and warrants each include additional customary representations, warranties and covenants. The Company has filed a resale registration covering the shares of common stock issued and the shares of common stock underlying the warrants on Form S-3 (File No. 333-226206) which became effective on August 8, 2018.

Common Stock Sales Agreement

On February 23, 2018, the Company entered into a Common Stock Sales Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“HCW”). Pursuant to the terms of the Sales Agreement, the Company may sell from time-to-time, at its option, shares of the Company’s common stock through HCW, as sales agent, with an aggregate sales price of up to $25 million (the “Shares”).

Any sales of Shares pursuant to the Sales Agreement will be made under the Company’s effective “shelf” registration statement (the “Registration Statement”) on Form S-3 (File No. 333-222046) which became effective on December 22, 2017 and the related prospectus supplement and the accompanying prospectus, as filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2018.

In March 2018, the Company issued 143,248 Shares under the Sales Agreement resulting in net proceeds to the Company of approximately $475,000. As of September 30, 2018, approximately $24.5 million remained available under the Sales Agreement.

INFLATION AND INTEREST RATE CHANGES

Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact the total fair market value of our portfolio as of September 30, 2018.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of September 30, 2018 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 14, 2018)
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 14, 2018)
10.2	Employment Agreement, effective as of September 28, 2018, between the Company and George Chi (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed with the Securities and Exchange Commission on October 24, 2018)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2018 and 2017, (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2018, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.*

* Filed Herewith

EXHIBIT INDEX

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 14, 2018)
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 14, 2018)
10.2	Employment Agreement, effective as of September 28, 2018, between the Company and George Chi (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed with the Securities and Exchange Commission on October 24, 2018)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2018 and 2017, (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2018, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.*

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASI PHARMACEUTICALS, INC.
(Registrant)

Date: November 14, 2018	/s/ Ken K. Ren
Ken K. Ren
Chief Executive Officer

Date: November 14, 2018	/s/George Chi
George Chi
Chief Financial Officer

