Form 10-Q
period 2019-03-31
CASI Pharmaceuticals, Inc.
filed 2019-05-15
CIK 895051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

YES  ☒       NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐       NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock	CASI	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at May 8, 2019
Common Stock $.01 Par Value	95,717,052

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
		(Note 1)
ASSETS
Current assets:

Cash and cash equivalents	$99,733,620	$84,204,809
Investment in equity securities, at fair value	957,589	912,200
Prepaid expenses and other	6,993,387	7,447,611
Total current assets	107,684,596	92,564,620

Property and equipment, net	1,902,170	1,750,630
Intangible assets, net	18,349,662	18,784,727
Other assets	3,123,873	310,024
Total assets	$131,060,301	$113,410,001

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,383,376	$968,048
Accrued liabilities	2,120,911	1,406,434
Note payable, net of discount	1,499,639	1,499,462
Total current liabilities	5,003,926	3,873,944

Other liabilities	1,843,212	73,591
Total liabilities	6,847,138	3,947,535

Commitments and contingencies (Note 15)

Redeemable noncontrolling interest, at redemption value (Note 7)	20,016,917	-

Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2019 and December 31, 2018	-	-
Common stock, $.01 par value: 170,000,000 shares authorized at March 31, 2019 and December 31, 2018; 95,796,597 shares and 95,366,813 shares issued at March 31, 2019 and December 31, 2018; 95,717,052 shares and 95,287,268 shares outstanding at March 31, 2019 and December 31, 2018, respectively	957,965	953,667
Additional paid-in capital	599,301,966	596,710,648
Treasury stock, at cost: 79,545 shares held at March 31, 2019 and December 31, 2018	(8,034,244)	(8,034,244)
Accumulated other comprehensive loss	(914,535)	(1,226,320)
Accumulated deficit	(487,114,906)	(478,941,285)
Total stockholders' equity	104,196,246	109,462,466
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$131,060,301	$113,410,001

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenues:
Product sales	$-	$-

Costs and expenses
Research and development	2,614,657	1,697,232
General and administrative	5,709,687	1,303,122
Acquired in-process research and development	-	686,998
	8,324,344	3,687,352

Interest income, net	(48,584)	(6,729)
Foreign exchange gains	(71,109)	-
Changes in fair value of investment in equity securities	(45,389)	(89,713)
Net loss	(8,159,262)	(3,590,910)
Less: Income attributable to redeemable noncontrolling interest	14,359	-
Net loss attributable to CASI Pharmaceuticals, Inc.	(8,173,621)	(3,590,910)

Net loss per share (basic and diluted)	$(0.09)	$(0.05)
Weight average number of shares outstanding (basic and diluted)	95,649,773	71,215,000

Comprehensive loss:
Net loss	$(8,159,262)	$(3,590,910)
Foreign currency translation adjustment	311,785	527,251
Total comprehensive loss	$(7,847,477)	$(3,063,659)
Less: Comprehensive income attributable to redeemable noncontrolling interest	14,359	-
Comprehensive loss attributable to common stockholders	$(7,861,836)	$(3,063,659)

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

							Accumulated
						Additional	Other
	Preferred Stock		Common Stock		Treasury	Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Loss	Deficit	Total
Balance at December 31, 2018	$-	$-	$95,287,268	$953,667	$(8,034,244)	$596,710,648	$(1,226,320)	$(478,941,285)	$109,462,466
Accretion of redeemable noncontrolling interest	-	-	-	-	-	(2,558)	-	-	(2,558)
Issuance of common stock for options exercised	-	-	18,262	183	-	38,119	-	-	38,302
Repurchase of stock options to satisfy tax withholding obligations	-	-	-	-	-	(11,749)	-	-	(11,749)
Issuance of common stock from exercise of warrants	-	-	411,522	4,115	-	691,357	-	-	695,472
Stock issuance costs	-	-	-	-	-	(6,697)	-	-	(6,697)
Stock-based compensation expense, net of forfeitures	-	-	-	-	-	1,882,846	-	-	1,882,846
Foreign currency translation adjustment	-	-	-	-	-	-	311,785	-	311,785
Net loss attributable to CASI Pharmaceuticals, Inc.	-	-	-	-	-	-	-	(8,173,621)	(8,173,621)

Balance at March 31, 2019	-	$-	95,717,052	$957,965	$(8,034,244)	$599,301,966	$(914,535)	$(487,114,906)	$104,196,246

							Accumulated
						Additional	Other
	Preferred Stock		Common Stock		Treasury	Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Loss	Deficit	Total
Balance at December 31, 2017	$-	$-	$69,822,080	$699,015	$(8,034,244)	$498,577,372	$-	$(452,702,029)	$38,540,114
Correction of immaterial error in prior year and cumulative effect adjustment due to the adoption of ASU 2016-01	-	-	-	-	-	-	-	1,232,312	1,232,312
Issuance of common stock and warrants pursuant to financing agreements	-	-	9,186,452	91,865	-	29,698,352	-	-	29,790,217
Issuance of common stock for options exercised	-	-	57,214	572	-	97,450	-	-	98,022
Issuance of common stock from exercise of warrants	-	-	576,130	5,762	-	967,898	-	-	973,660
Stock issuance costs	-	-	-	-	-	(211,685)	-	-	(211,685)
Stock-based compensation expense, net of forfeitures	-	-	-	-	-	260,040	-	-	260,040
Foreign currency translation adjustment	-	-	-	-	-	-	527,251	-	527,251
Net loss attributable to CASI Pharmaceuticals, Inc.	-	-	-	-	-	-	-	(3,590,910)	(3,590,910)

Balance at March 31, 2018	-	$-	79,641,876	$797,214	$(8,034,244)	$529,389,427	$527,251	$(455,060,627)	$67,619,021

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,159,262)	$(3,590,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization for property and equipment	138,880	65,822
Net loss on disposal of furniture and equipment	1,142	-
Amortization of intangible assets	386,673	250,141
Impairment loss related to intangible assets	48,391	-
Stock-based compensation expense	1,882,846	260,040
Acquired in-process research and development	-	552,863
Change in fair value of investment in equity securities	(45,389)	(89,713)
Non-cash interest	177	177
Changes in operating assets and liabilities:
Prepaid expenses and other assets	702,887	(377,087)
Accounts payable	404,606	(522,274)
Payable to related party	-	(2,228,366)
Accrued liabilities and other liabilities	(579,718)	(287,672)
Net cash used in operating activities	(5,218,767)	(5,966,979)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of furniture and equipment	30	-
Purchases of property and equipment	(252,071)	(155,144)
Acquisition of abbreviated new drug applications and related items	-	(18,607,848)
Net cash used in investing activities	(252,041)	(18,762,992)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance costs	(6,697)	(211,685)
Proceeds from sale of common stock and warrants	-	29,790,217
Cash contribution from redeemable noncontrolling interest	20,000,000	-
Proceeds from exercise of stock options	38,302	98,022
Repurchase of stock options to satisfy tax withholding obligations	(11,749)	-
Proceeds from exercise of warrants	695,472	973,660
Net cash provided by financing activities	20,715,328	30,650,214

Effect of exchange rate change on cash and cash equivalents	284,291	477,422
Net increase in cash and cash equivalents	15,528,811	6,397,665

Cash and cash equivalents at beginning of period	84,204,809	43,489,935
Cash and cash equivalents at end of period	$99,733,620	$49,887,600

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

The Company’s China operations are conducted through its wholly-owned subsidiary, CASI Pharmaceuticals (Beijing) Co., Ltd. (“CASI China”), which is based in Beijing, China. CASI China has established China operations that are growing as the Company continues to further in-license or acquire products for its pipeline.

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, in which CASI, directly or indirectly, has a controlling financial interest. These subsidiaries include Miikana Therapeutics, Inc. (“Miikana”), CASI China, and CASI Pharmaceuticals (Wuxi) Co., Ltd. (“CASI Wuxi”). CASI China is a non-stock Chinese entity with 100% of its interest owned by CASI. CASI China received approval for a business license from the Beijing Industry and Commercial Administration in August 2012 and has operating facilities in Beijing. CASI Wuxi was established on December 26, 2018 in China to develop a manufacturing capability in China in 2019. The Company controls CASI Wuxi by virtue of its 80% voting rights (see Note 7). Accordingly, the financial statements of CASI Wuxi have been consolidated in the Company’s consolidated financial statements since its inception. All inter-company balances and transactions have been eliminated in consolidation. The Company currently operates in one operating segment, which is the development of innovative therapeutics addressing cancer and other unmet medical needs for the global market.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such condensed consolidated financial statements do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying December 31, 2018 financial information was derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other future period. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in its Form 10-K for the year ended December 31, 2018.

Certain line items in the prior-year unaudited condensed consolidated statement of cash flows relating to the acquired in-process research and development have been reclassified to conform to the December 31, 2018 presentation.

Liquidity Risks and Management’s Plans

Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $487.1 million.   The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical and development activities.

Taking into consideration the cash balance as of March 31, 2019 and its commitments to fund CASI Wuxi, the Company believes that it has sufficient resources to fund its operations at least through May 15, 2020. As of March 31, 2019, approximately $12.6 million of the Company’s cash balance was held by CASI China, and approximately $41.0 million was held by CASI Wuxi. The Company intends to continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements in China to support the Company’s dual-country approach to drug development.

2.	New Accounting Pronouncements

Recently Adopted Pronouncements

Effective January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”). The guidance amends the accounting requirements for leases and requires lessees to recognize assets and liabilities related to long-term leases on the balance sheets and expands disclosure requirements regarding leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. The Company adopted this guidance effective January 1, 2019 using the following practical expedients:

•	the Company did not reassess if any expired or existing contracts are or contain leases
•	the Company did not reassess the classification of any expired or existing leases.

Additionally, the Company made ongoing accounting policy elections whereby it (i) does not recognize Right-of-use (“ROU”) assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combines lease and non-lease components for facilities leases, which primarily relate to ancillary expenses such as common area maintenance charges and management fees of operating leases.

Upon adoption of the new guidance on January 1, 2019, the Company recorded right of use assets of approximately $3.0 million and recognized lease liabilities of approximately $3.2 million; there was no cumulative effect impact to accumulated deficit as of January 1, 2019. No adjustments were made to prior comparative periods.

There are no other recently issued accounting pronouncements that are expected to have a material effect on the Company's financial position, results of operations or cash flows.

3.	Investment in Equity Securities

The Company has an equity investment in the common stock of a publicly traded company. The fair value of this security was measured using its quoted market price, a Level 1 input as of March 31, 2019 and December 31, 2018 (see Note 12). The following table summarizes the Company’s investment as of March 31, 2019:

Description	Classification	Cost	Gross unrealized gains	Aggregate fair value

Common stock	Investment	$-	$957,589	$957,589

Unrealized gains on the Company’s equity investment for the three months ended March 31, 2019 and 2018 were $45,389 and $89,713, respectively, and are recognized as change in fair value of investment in equity securities in the accompanying condensed consolidated statements of operations and comprehensive loss.

4.	Inventories

Inventories consist of raw materials and are stated at the lower of cost or net realizable value. Cost is determined using a first-in, first-out method. The carrying value of raw materials inventory was approximately $283,000 as of March 31, 2019 and is included in “prepaid expenses and other” in the accompanying condensed consolidated balance sheets.

5.	Leases

As discussed in Note 2, effective January 1, 2019, the Company adopted Topic 842. At the inception of a contract, the Company determines if the arrangement is, or contains, a lease. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Rent expense is recognized on a straight-line basis over the lease term.

The Company has made certain accounting policy elections whereby it (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combines lease and non-lease components for facilities leases, which primarily relate to ancillary expenses such as common area maintenance charges and management fees of its operating leases. Operating lease ROU assets are included in other assets (noncurrent) and operating lease liabilities (see below) are included in accrued liabilities and other liabilities (noncurrent) in the condensed consolidated balance sheets as of March 31, 2019. As of March 31, 2019, the Company did not have any finance leases.

All of the Company’s existing leases as of March 31, 2019 are classified as operating leases. As of March 31, 2019, the Company has four material operating leases for facilities and office equipment with remaining terms expiring from 2021 through 2022 and a weighted average remaining lease term of 2.66 years. The Company has fair value renewal options for many of the Company’s existing leases, none of which have considered reasonably certain of being exercised or included in the minimum lease term. Discount rates used in the calculation of the lease liability is 5.4%. The discount rates reflect the estimated incremental borrowing rate, which includes an assessment of the credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to the lease payments in a similar economic environment.

Rent expense for the three months ended March 31, 2019 consisted of approximately $301,000 of total operating lease cost. There was no variable lease cost or sublease income for the three months ended March 31, 2019.

The impact of Topic 842 on the March 31, 2019 condensed consolidated balance sheet was as follows:

March 31, 2019

Other assets	$2,833,385

Accrued liabilities	$1,114,909
Other liabilities	1,843,212
Total lease liabilities	$2,958,121

Supplemental cash flow information related to leases was as follows:

Three Month Period ended
March 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$308,260

Right of use assets obtained in exchange for lease obligations:	$3,030,126

A maturity analysis of our operating leases as of March 31, 2019 follows:

Future undiscounted cash flows:

2019 (remaining nine months)	$951,826
2020	1,279,327
2021	839,024
2022	144,643
Thereafter	-

Total	3,214,820
Discount factor	(256,699)
Lease liability	2,958,121
Amounts due within 12 months	1,114,909
Non-current lease liability	$1,843,212

In 2018 the Company entered into a lease on behalf of CASI Wuxi. As of March 31, 2019, the underlying asset of the lease has not been made available for use by the Company. The minimum lease payments for this lease, totaling approximately $3,789,000, beginning in November 2019 and expiring in 2024, are not included in the above table.

As previously disclosed in the consolidated financial statement for the year ended December 31, 2018 and under the previous lease standard (Topic 840), future minimum annual lease payments for the years subsequent to December 31, 2018 and in aggregate are as follows:

2019	$1,311,707
2020	1,297,102
2021	856,832
2022	129,918
Thereafter	-
Total minimum payments	$3,595,559

Rental expense for the year ended December 31, 2018 was approximately $916,000.

6.	Intangible Assets

Intangible assets were acquired as part of 2018 asset acquisitions and include ANDAs for previously marketed generic products. These intangible assets were originally recorded at relative estimated fair values based on the purchase price for the asset acquisitions and are stated net of accumulated amortization.

The ANDAs are being amortized over their estimated useful lives of 13 years, using the straight-line method. Management reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in a manner similar to that for property and equipment. An impairment loss of $48,391 related to intangible assets was recognized in the three months ended March 31, 2019 and classified as research and development expenses.

Net definite-lived intangible assets at March 31, 2019, excluding the withdrawn ANDAs discussed above consists of the following:

Asset	Gross Value	Accumulated Amortization	Estimated useful lives
ANDAs	$18,001,762	$(1,634,155)	13 years
TDF ANDA	$2,035,121	$(53,066)	13 years
Total	$20,036,883	$(1,687,221)

Expected future amortization expense is as follows as of March 31, 2019:

2019 (remaining nine months)	$1,156,949
2020	1,542,599
2021	1,542,599
2022	1,542,599
2023	1,542,599
2024 and thereafter	11,022,317

7.	Redeemable Noncontrolling Interest

As discussed in Note 1, on December 26, 2018, the Company, together with Wuxi Jintou Huicun Investment Enterprise, a limited partnership organized under Chinese law (“Wuxi LP”) established CASI Wuxi to build and operate a manufacturing facility in the Wuxi Huishan Economic Development Zone in Jiangsu Province, China. The Company holds 80% of the equity interests in CASI Wuxi and will invest, over time, $80 million in CASI Wuxi. The Company’s investment will consist of (i) $21 million in cash (paid in February 2019), (ii) a transfer of selected ANDAs valued at $30 million, and (iii) an additional $29 million cash payment within three years from the date of establishment of CASI Wuxi. Wuxi LP holds 20% of the equity interest in CASI Wuxi through investment in RMB of $20 million in cash (paid in March 2019).

Pursuant to the investment contract between the Company and Wuxi LP and Articles of Association of CASI Wuxi, the Company has the call option to purchase the 20% equity interest in CASI Wuxi held by Wuxi LP at any time within 5 years from the date of establishment of CASI Wuxi (i.e. up to December 26, 2023). Wuxi LP has the put option to require the Company to redeem the 20% equity interest in CASI Wuxi at any time after December 26, 2023. The redemption value under both the Company’s embedded put option and Wuxi LP’s embedded call option is equal to $20 million plus interest at the bank loan interest rate issued by the People's Bank of China for the period beginning with the initial capital contribution by Wuxi LP to the date of redemption. In addition, Wuxi LP has the put option to require the Company to redeem the 20% equity interest in CASI Wuxi at $20 million upon the occurrence of any of the following conditions: (i) the Company fails to fulfill its investment obligation to CASI Wuxi; (ii) CASI Wuxi suffers serious losses, discontinued operation, dissolution, goes into process of bankruptcy liquidation; or (iii) the Company substantially violates the investment contract and Articles of Association of CASI Wuxi.

The investment of Wuxi LP to CASI Wuxi is treated as redeemable noncontrolling interest and is classified outside of permanent equity on the consolidated balance sheets because (1) the noncontrolling interest is not mandatorily redeemable financial instruments, and (2) it is redeemable at the option of the holder, or upon the occurrence of an event that is not solely within the control of the Company. The Company initially recorded the redeemable noncontrolling interest at its fair value of $20 million. The carrying amount of the redeemable noncontrolling interest is subsequently recorded at the greater of the amount of (1) the initial carrying amount, increased or decreased for the redeemable noncontrolling interest’s share of net income or loss in CASI Wuxi or (2) the redemption value, assuming the noncontrolling interest is redeemable at the balance sheet date. Accretion of the carrying amount of redeemable noncontrolling interests to the redemption value is recorded in additional paid-in capital.

Changes in redeemable noncontrolling interest during the three months ended March 31, 2019 are as follows:

Balance as of January 1, 2019	$-
Cash contribution by Wuxi LP	20,000,000
Share of CASI Wuxi net income	14,359
Accretion of redeemable noncontrolling interest	2,558
Balance as of March 31, 2019	$20,016,917

8.	Stockholders’ Equity

Stock purchase warrants activity for the three months ended March 31, 2019 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2019	11,781,825	$3.98
Issued	-	$-
Exercised	(411,522)	$1.69
Expired	-	$-
Outstanding at March 31, 2019	11,370,303	$4.06
Exercisable at March 31, 2019	11,370,303	$4.06

All outstanding warrants are equity classified.

9.	Net Loss Per Share

Net loss per share (basic and diluted) was computed by dividing net loss attributable to common stockholders, considering the accretions to redemption value of the redeemable noncontrolling interest, by the weighted average number of shares of common stock outstanding. Outstanding stock options and warrants totaling 30,306,159 and 21,207,452 as of March 31, 2019 and 2018, respectively, were anti-dilutive and, therefore, were not included in the computation of weighted average shares used in computing diluted loss per share.

10.	Stock-Based Compensation

As of March 31, 2019, a total of 6,302,234 shares remained available for grant under the Company’s 2011 Long-Term Incentive Plan.

The Company’s net loss for the three months ended March 31, 2019 and 2018 includes $1,882,846 and $260,040, respectively, of non-cash compensation expense related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	Three Month Period ended March 31,
	2019	2018
Research and development	$116,215	$103,767
General and administrative	1,766,631	156,273
Share-based compensation expense	$1,882,846	$260,040

Compensation expense related to stock options is recognized over the requisite service period, which is generally the option vesting term of up to five years. Awards with performance conditions are expensed when it is probable that the performance condition will be achieved. For the three months ended March 31, 2019, approximately $27,600 was expensed for share awards with performance conditions that became probable during that period. There was no expense recorded for share awards with performance conditions during the three months ended March 31, 2018.

The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of service based and performance-based stock options granted to employees. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. Following are the weighted-average assumptions used in valuing the stock options granted to employees during the three-month periods ended March 31, 2019 and 2018:

	Three Month Period ended March 31,
	2019	2018
Expected volatility	80.44%	79.51%
Risk free interest rate	2.57%	2.63%
Expected term of option	6.62 years	6.31 years
Expected dividend yield	0.00%	0.00%

The weighted average fair value of stock options granted during the three-month periods ended March 31, 2019 and 2018 were $2.69 and $2.61, respectively.

A summary of the Company's stock option plans and of changes in options outstanding under the plans during the three-month period ended March 31, 2019 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2019	18,429,308	$2.44
Exercised	(21,362)	$1.79
Granted	540,000	$3.72
Expired	(4,090)	$1.87
Forfeited	(8,000)	$3.43
Outstanding at March 31, 2019	18,935,856	$2.48
Exercisable at March 31, 2019	10,910,743	$1.76

Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2019 and 2018 was $38,302 and $98,022, respectively.

Upon the recommendation of the Compensation Committee, the Company’s Board of Directors (the “Board”) approved a grant of stock options to the Company’s Chairman and CEO, effective April 2, 2019. Under the terms of the grant, subject to stockholder approval and cancellation of his existing performance-based option, on April 2, 2019 he received a stock option covering 4 million shares of common stock, at an exercise price of $2.85, the closing price on the grant date, vesting at the earlier of (i) the completion of a transformative event by the Company as determined in the discretion of the Compensation Committee and (ii) the second anniversary of the date of grant. The grant is conditioned upon stockholder approval at the 2019 Annual Meeting of Stockholders and is not included in the above table.

11.	Income Taxes

At December 31, 2018, the Company had a $3.0 million unrecognized tax benefit. The Company recorded a full valuation allowance on the net deferred tax asset recognized in the consolidated financial statements as of December 31, 2018.

During the three months ended March 31, 2019, there were no material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

The tax returns for all years in the Company’s major tax jurisdictions are not settled as of March 31, 2019. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

12.	Fair Value Measurements

The majority of the Company’s financial instruments (consisting principally of cash and cash equivalents, accounts payable and accrued liabilities) are carried at cost which approximates their fair values due to the short-term nature of the instruments. The Company’s investment in equity securities is carried at fair value (see Note 3). The Company’s note payable is carried at amortized cost which approximates fair value due to its classification as a short-term note payable.

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

The Company has an equity investment in the common stock of publicly traded company. The Company’s investment in this equity security is carried at its estimated fair value, with changes in fair value reported in the consolidated statement of operations and comprehensive loss each reporting period (see Note 3).

The following tables presents the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, by level within the fair value hierarchy:

Description	Fair Value at March 31, 2019	Level 1	Level 2	Level 3

Investment in common stock	$957,589	$957,589	$-	$-

Description	Fair Value at December 31, 2018	Level 1	Level 2	Level 3

Investment in common stock	$912,200	$912,200	$-	$-

Financial Liabilities Measured at Fair Value on a Non-Recurring Basis

In connection with entering into the various securities purchase agreements in 2018, the Company issued shares of its common stock along with detachable stock purchase warrants. The Company allocates the proceeds received to the common stock and warrants on a relative fair value basis. The fair value of the common stock is based on quoted market price for the Company’s common stock, a Level 1 input. The fair value of the stock purchase warrants is determined using the Black-Scholes-Merton option pricing model which uses Level 3 unobservable inputs.

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company has no non-financial assets and liabilities that are measured at fair value on a recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures its long-lived assets, including property and equipment and intangible assets, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. An impairment loss of $48,391 was recognized in the three months ended March 31, 2019. No such fair value impairment was recognized in the three months ended 2018.

In 2018, the Company acquired certain ANDAs pursuant to transactions accounted for as asset acquisitions. The intangible assets acquired from Sandoz were estimated using the discounted cash flow method (an income approach), which involves the use of Level 3 inputs such as estimates for projected sales, expenses, and cash flows, expected income and value-added tax rates, and a required rate of return adjusted for both industry and Company-specific risks, among other inputs. The fair values of the remaining ANDAs were estimated using a multiple of values method (an income approach), which involved using Level 3 inputs such as estimated addressable markets and market penetration rates. The fair value of the API was estimated using Level 2 inputs, such as quoted market prices for similar API from various suppliers or other sources.

13.	Related Party Transactions

The Company has supply agreements with Spectrum for the purchase of EVOMELA, ZEVALIN, and MARQIBO in China for quality testing purposes to support CASI’s application for import drug registration and for commercialization purposes. The former CEO of Spectrum is also a member of CASI’s Board, and Spectrum is a greater than 10% shareholder of the Company. In 2018 and 2019, the Company entered into commercial purchase obligation commitments for EVOMELA from Spectrum totaling approximately $12.3 million. As of March 31, 2019, the Company paid $4,850,000 as a deposit for the purchase of EVOMELA expected to be delivered in 2019. The advance payments made to Spectrum are reflected as prepaid expenses and other in the accompanying condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018. In April 2019, the Company paid additional deposits for EVOMELA to Spectrum totaling $2.8 million. There were no other materials purchased from Spectrum during the three months ended March 31, 2019 or 2018. As of March 31, 2019 and December 31, 2018, there were no material amounts payable to Spectrum.

14.	License Arrangements

The Company has certain product rights and perpetual exclusive licenses from Acrotech BioPharma L.L.C. (“Acrotech”) to develop and commercialize the following commercial oncology drugs and drug candidates in the greater China region (which includes China, Taiwan, Hong Kong and Macau) (the “Territories”):

Melphalan Hydrochloride For Injection (EVOMELA)(“EVOMELA”);

Ibritumomab Tiuxetan (ZEVALIN) (“ZEVALIN”); and

Vincristine Sulfate Liposome Injection (MARQIBO), (“MARQIBO”).

CASI is responsible for developing and commercializing these three drugs in the Territories, including the submission of import drug registration applications and conducting confirmatory clinical trials as needed.

In March 2016, Spectrum, the former owner of EVOMELA, ZEVALIN and MARQIBO, received notification from the FDA of the grant of approval of its New Drug Application (NDA) for EVOMELA primarily for use as a high-dose conditioning treatment prior to hematopoietic progenitor (stem) cell transplantation in patients with multiple myeloma. In December 2016, the China National Medical Products Administration (“NMPA”) accepted for review the Company’s import drug registration application for EVOMELA and in 2017 granted priority review of the import drug registration clinical trial application (CTA). On December 3, 2018 the Company received NMPA’s approval for importation, marketing and sales in China for EVOMELA. The Company is building an internal commercial team to prepare for the commercial launch EVOMELA in 2019. The Company is also preparing for a post-marketing study.

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

15.	Commitments

In 2018, the Company entered into purchase obligation commitments for EVOMELA from Spectrum for approximately $9.2 million. In March 2019, the Company entered into an additional purchase obligation commitment for EVOMELA from Spectrum for approximately $3.1 million. The Company expects all of the EVOMELA product to be delivered in 2019. In 2018, the Company paid $4.8 million as a deposit for the purchase of EVOMELA. The deposits made to Spectrum are reflected as prepaid expense and other in the accompanying condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018. In April 2019, the Company paid additional deposits for EVOMELA to Spectrum totaling $2.8 million.

In 2018, the Company committed to invest $80 million in CASI Wuxi, of which $21 million was invested in February 2019 (see Note 7).

16.	Subsequent Event

On April 16, 2019, the Company entered into a License Agreement (the “License Agreement”) with Black Belt Therapeutics Limited (“Black Belt”), a company established under the laws of England, pursuant to which the Company obtained an exclusive, worldwide license for an investigational anti-CD38 monoclonal antibody (Mab), CID-103.

Pursuant to the License Agreement, the Company made an upfront payment of 5,000,000 euro, and will make potential future payments of development and sales milestones and royalties. The Company will also make an equity investment of 2,000,000 euro in a newly established company that will carry on the work of Black Belt in new therapeutic areas. CASI will be responsible for all development and commercialization activities worldwide.

The License Agreement contains customary representations, warranties, covenants and indemnification provisions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We are a U.S. pharmaceutical company with a platform to develop and accelerate the launch of pharmaceutical products and innovative therapeutics in China, U.S., and throughout the world. We are focused on acquiring, licensing, developing and commercializing products that address areas of unmet medical need. We intend to execute our plan to become a leading platform to launch medicines in the greater China market leveraging our China-based regulatory and commercial competencies and our global drug development expertise. Our China operations are conducted through our wholly-owned subsidiary, CASI China, which is based in Beijing, China. CASI China has established China operations that are growing as we continue to further in-license or acquire products for our pipeline.

Our product pipeline features the following: (1) CID-103, an anti-CD38 monoclonal antibody being developed for the treatment of hematological cancers; (2) U.S. FDA-approved hematology oncology drugs in-licensed from Spectrum for the greater China market, consisting of Melphalan Hydrochloride For Injection (EVOMELA), Ibritumomab Tiuxetan (ZEVALIN) and Vincristine Sulfate Liposome Injection (MARQIBO), (3) a portfolio of FDA-approved abbreviated new drug applications (“ANDAs”), including entecavir and TDF indicated for hepatitis B virus; and (4) four pipeline ANDAs that are pending FDA approval. We intend to prioritize a select subset of the ANDAs for product registration and commercialization in China. In addition to these advanced products, our pipeline includes a proprietary Phase 2 drug candidate, ENMD-2076, that we have previously determined not to pursue as a single agent, and instead we are exploring the feasibility of combination as a clinical strategy. We also have proprietary early-stage immune-oncological potential candidates in preclinical development.

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

We intend to begin commercializing this drug through CASI China in 2019 using EVOMELA supplied through Spectrum and its suppliers. All future needs will be sourced from Acrotech and its suppliers.

The Company is building an internal commercial team to prepare for the launch of our first commercial product, Melphalan Hydrochloride for Injection (EVOMELA) in 2019. As part of the strategy to support our future clinical and commercial manufacturing needs and to manage our supply chain for certain products, the Company has established CASI Wuxi to construct a cGMP manufacturing facility in Wuxi, China. On November 16, 2018, the Company announced that it had entered into framework agreements to establish CASI Wuxi to build and operate a manufacturing facility in the Wuxi Huishan Economic Development Zone in Jiangsu Province, China. We intend to invest, over time, $80 million in CASI Wuxi. We invested $21 million in cash in February 2019 and will invest, over time, an additional $59 million, to consist of the transfer of selected ANDAs valued at $30 million, and an additional $29 million cash payment by December 26, 2021. Additionally, Wuxi LP contributed the equivalent in RMB of USD $20 million in cash in CASI Wuxi in March 2019. The site is currently in pre-construction phase with ongoing design and engineering activities. Through CASI China, we will focus on the China market, devoting more resources and investment going forward.

Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $487.1 million.   The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical and development activities.

Taking into consideration the cash balance as of March 31, 2019 and its commitments to fund CASI Wuxi, the Company believes that it has sufficient resources to fund its operations at least through May 15, 2020. As of March 31, 2019, approximately $12.6 million of the Company’s cash balance was held by CASI China, and approximately $41.0 million was held by CASI Wuxi. The Company intends to continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements in China to support the Company’s dual-country approach to drug development.

Additional funds raised by issuing equity securities may result in dilution to existing stockholders.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2019 and 2018.

Revenues and Cost of Product Sales. There were no revenues recorded for the three months ended March 31, 2019 and 2018.

Research and Development Expenses. Our research and development expenses for the three months ended March 31, 2019 totaled approximately $2,615,000 and $1,697,000 for the corresponding 2018 period. Included in our research and development expenses for the three-month period ended March 31, 2019 are direct project costs of $1,570,000 related to our ANDAs acquired in 2018, $42,000 for ENMD-2076, $265,000 for drugs in-licensed from Spectrum, and $323,000 for preclinical development activities primarily in China. The 2018 R&D expenses for the comparable period included direct project costs of $441,000 related to our ANDAs acquired in January 2018, $113,000 for ENMD-2076, $142,000 for drugs in-licensed from Spectrum, and $498,000 for preclinical development activities in China. The overall increase in research and development costs in the three months ended March 31, 2019, as compared to same period in 2018, primarily reflects higher regulatory costs associated with our ANDAs in 2019.

At March 31, 2019, accumulated direct project expenses for our ANDAs acquired in 2018 totaled $3,758,000; $28,664,000 for ENMD-2076; $5,788,000 for drugs in-licensed from Spectrum; and for preclinical development activities primarily in China, accumulated project expenses totaled $5,357,000. Our research and development expenses also include non-cash stock-based compensation totaling $116,000 for the three months ended March 31, 2019, and $104,000 for the corresponding 2018 period. Our research and development expenditures includes facility costs and other departmental overhead, expenditures related to the non-clinical support of our programs, and non-cash amortization expense of acquired ANDAs.

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

Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, facilities expenses, and amortization expense of acquired ANDAs. Overall research and development expenses increased to $2,615,000 during the three months ended March 31, 2019 from $1,697,000 for the corresponding period in 2018. The fluctuations in research and development expenditures during the three months ended March 31, 2019 were specifically impacted by the following:

-	Outside Services – We utilize outsourcing to conduct our product development activities. In the three-month period ended March 31, 2019, we spent $655,000 on outside service activities versus $343,000 in the same 2018 period. The increase in 2019 as compared to 2018 primarily reflects regulatory costs associated with our ANDAs acquired in 2018.

-	Clinical Trial Costs – Clinical trial costs, which include clinical site fees, monitoring costs and data management costs, decreased to $(4,000) in the three months ended March 31, 2019 from $77,000 in the three-month period ended March 31, 2018. This decrease primarily relates to higher patient costs and clinical trial management costs associated with our Phase 2 clinical trial in advanced fibrolamellar carcinoma (FLC) during the 2018 period compared to the 2019 period as the trial has completed.

-	Lab Supplies – Laboratory supplies associated with our pre-clinical activities for the three-month period ended March 31, 2019 decreased to $15,000 from $101,000 during the same period in 2018. The variance is due to the decrease in activities at our China research and development lab.

-	Contract Manufacturing Costs – The costs of manufacturing the material used in clinical trials for our product candidates is reflected in contract manufacturing. These costs include bulk manufacturing, encapsulation and fill and finish services, product release costs and storage fees. Contract manufacturing costs for the three months ended March 31, 2019 increased to $291,000 from $5,000 during the same period in 2018 due to pre-manufacturing costs associated with the Company’s Entecavir ANDA incurred during the 2019 period.

-	Personnel Costs – Personnel costs increased to $721,000 in the three-month period ended March 31, 2019 from $668,000 in the corresponding 2018 period. This increase is primarily attributed to increased salary and benefit costs associated with new employees hired in 2018 and 2019.

-	Also reflected in our 2019 research and development expenses for the three-month period ended March 31, 2019 are outsourced consultant costs of $196,000, facility and related expenses of $230,000, and amortization of acquired ANDAs of $387,000. In the corresponding 2018 period, these expenses totaled $34,000, $157,000, and $250,000 respectively. The variance in outsourced consultant costs reflect the timing of services related to regulatory activities. The increase in facilities and related expenses is due to new leased office space in China in April and October 2018. The increase in amortization of acquired ANDAs is due to the 2018 acquisition of ANDAs.

General and Administrative Expenses. General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services, investor relations and facilities. General and administrative expenses increased to $5,710,000 in the three-month period ended March 31, 2019 from $1,303,000 in the corresponding 2018 period. This variance relates to an increase in non-cash stock-based compensation expense totaling approximately $1,610,000, primarily associated with stock option awards issued in 2018 to the Company’s Chairman and also to the President of CASI China; an increase in salary, benefits and recruitment expense totaling approximately $920,000 in China, primarily related to sales and marketing efforts to prepare for the anticipated launch of the Company’s first commercial product in China, as well as other general and administrative functions; approximately $547,000 related to increased audit fees, professional services fees and investor and public relations activities; and increased facility costs of $244,000 due to new leased office space in China.

Acquired In-process Research and Development. Acquired in-process research and development for the three months ended March 31, 2019 and 2018 was $0 and $686,998, respectively. In January 2018, we acquired a portfolio of 29 ANDAs, including 25 FDA-approved ANDAs and four pipeline ANDAs that are pending FDA approval, limited quantities of API, and certain manufacturing and other information related to the products (collectively, the ANDAs, API and other information are referred to as the “Acquired Assets”). The total purchase price for the Acquired Assets was $18.0 million in cash. We accounted for the purchase of the Acquired Assets as an asset acquisition (consisting of a concentrated group of similar identifiable assets, including ANDAs and API). The total purchase price, along with approximately $1.2 million of transaction expenses, was allocated to the Acquired Assets based on their relative fair values. Of the total value allocated to the ANDAs, approximately $553,000 was immediately expensed as acquired in-process research and development since the underlying ANDAs have not been approved by the FDA, and of the total value allocated to the API, approximately $134,000 was immediately expensed as acquired in-process research and development since the Company does not intend to use all the API.

Interest income, net. Interest income, net for the three months ended March 31, 2019 and 2018 was $48,584 and $6,729, respectively. This includes interest income of $50,636 and $8,781 for March 31, 2019 and 2018, respectively, offset by interest on our note payable of $1,875 for both periods and non-cash interest of $177 for both periods, representing the amortization of the debt discount.

Change in fair value of investment in equity securities. The change in fair value of investment in equity securities for the three months ended March 31, 2019 and 2018 was $45,389 and $89,713, respectively, representing unrealized gains on the Company’s equity investment securities.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses in 2019 and the foreseeable future before we commercialize any products and penetrate significant markets such as China. Based on our current plans, we expect our current available cash and cash equivalents to meet our cash requirements for at least through May 15, 2020.

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

At March 31, 2019, we had cash and cash equivalents of approximately $99.7 million, with working capital of approximately $103.1 million. As of March 31, 2019, approximately $12.6 million of the Company’s cash balance was held by the Company’s wholly-owned subsidiary in China and approximately $41.0 million was held by CASI Wuxi.

FINANCING ACTIVITIES

“Shelf” Registration Statement

We have an effective shelf registration statement, which allows us to sell debt or equity securities in one or more offerings up to a total public offering price of $100 million. We believe that this shelf registration statement currently provides us additional flexibility with regard to potential financings that we may undertake when market conditions permit or our financial condition may require.

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

In 2018, the Company issued 143,248 shares under the Sales Agreement resulting in net proceeds to the Company of approximately $475,000. As of March 31, 2019, approximately $24.5 million remained available under the Sales Agreement.

INFLATION AND INTEREST RATE CHANGES

Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. and China interest rates. In this regard, changes in the U.S. and China interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact the total fair market value of our portfolio as of March 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of March 31, 2019 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2019, we implemented a new financial system that is designed to improve the efficiency and effectiveness of our operational and financial accounting processes. This implementation is expected to continue through 2019. Consistent with any process change that we implement, the design of the internal controls has and will continue to be evaluated for effectiveness as part of our overall assessment of the effectiveness of our disclosure controls and procedures. We expect that the implementation of this system will improve our internal controls over financial reporting.

Other than the implementation of a new financial system noted previously, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, unless otherwise disclosed herein, are material.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of CASI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and the information under “Special Note Regarding Forward-Looking Statements” included in this report. There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

4.1	Form of CASI Pharmaceuticals, Inc. Performance-Contingent 2011 Long-Term Incentive Plan Non-Qualified Stock Option Grant Agreement (for Optionees in China) * **
4.2	Form of CASI Pharmaceuticals, Inc. 2011 Long-Term Incentive Plan Non-Qualified Stock Option Grant Agreement (for Optionees in China) * **
4.3	Form of CASI Pharmaceuticals, Inc. Performance-Contingent 2011 Long-Term Incentive Plan Non-Qualified Stock Option Grant Agreement (for Optionees in the US) * **
4.4	Form of CASI Pharmaceuticals, Inc. 2011 Long-Term Incentive Plan Non-Qualified Stock Option Grant Agreement (for Optionees in the US) * **
10.1	Exclusive Distribution Agreement, effective as of March 5, 2019, by and among CASI Pharmaceuticals, Inc., China Resources Guokang Pharmaceuticals Co., Ltd. and CASI (Beijing) Biopharmaceuticals Technology Co., Ltd. **
10.2	Offer Letter from CASI Pharmaceuticals, Inc. to Dr. He dated March 22, 2019, effective April 2, 2019 * **
10.3	License Agreement by and between CASI Pharmaceuticals, Inc. and Black Belt Therapeutics Limited entered into as of April 16, 2019 + **
31.1	Rule 13a-14(a) Certification of Chief Executive Officer**
31.2	Rule 13a-14(a) Certification of Chief Financial Officer**
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Chief Financial Officer**
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2019 and 2018, (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2019 and 2018, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.**

*	Management Contract or any compensatory plan, contract or arrangement.

+            Certain portions of this exhibit have been omitted based upon a request for confidential treatment under 17 C.F.R. §§200.80(b)(4) and 230.406. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the SEC pursuant to our confidential treatment request.

**	Filed Herewith

EXHIBIT INDEX

4.1	Form of CASI Pharmaceuticals, Inc. Performance-Contingent 2011 Long-Term Incentive Plan Non-Qualified Stock Option Grant Agreement (for Optionees in China) * **
4.2	Form of CASI Pharmaceuticals, Inc. 2011 Long-Term Incentive Plan Non-Qualified Stock Option Grant Agreement (for Optionees in China) * **
4.3	Form of CASI Pharmaceuticals, Inc. Performance-Contingent 2011 Long-Term Incentive Plan Non-Qualified Stock Option Grant Agreement (for Optionees in the US) * **
4.4	Form of CASI Pharmaceuticals, Inc. 2011 Long-Term Incentive Plan Non-Qualified Stock Option Grant Agreement (for Optionees in the US) * **
10.1	Exclusive Distribution Agreement, effective as of March 5, 2019, by and among CASI Pharmaceuticals, Inc., China Resources Guokang Pharmaceuticals Co., Ltd. and CASI (Beijing) Biopharmaceuticals Technology Co., Ltd. **
10.2	Offer Letter from CASI Pharmaceuticals, Inc. to Dr. He dated March 22, 2019, effective April 2, 2019 * **
10.3	License Agreement by and between CASI Pharmaceuticals, Inc. and Black Belt Therapeutics Limited entered into as of April 16, 2019 + **
31.1	Rule 13a-14(a) Certification of Chief Executive Officer**
31.2	Rule 13a-14(a) Certification of Chief Financial Officer**
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Chief Financial Officer**
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2019 and 2018, (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2019 and 2018, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.**

*            Management Contract or any compensatory plan, contract or arrangement.

+            Certain portions of this exhibit have been omitted based upon a request for confidential treatment under 17 C.F.R. §§200.80(b)(4) and 230.406. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the SEC pursuant to our confidential treatment request.

**	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASI PHARMACEUTICALS, INC.
(Registrant)

Date: May 15, 2019	/s/ Wei-Wu He
Wei-Wu He
Chief Executive Officer

Date: May 15, 2019	/s/George Chi
George Chi
Chief Financial Officer

