Form 10-Q
period 2019-06-30
CASI Pharmaceuticals, Inc.
filed 2019-08-09
CIK 895051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock	CASI	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at August 2, 2019
Common Stock $.01 Par Value	95,717,052

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

Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made, and no duty to update forward-looking statements is assumed. Actual results could differ materially from those currently anticipated due to a number of factors, including: the difficulty of executing our business strategy in China;  our lack of experience in manufacturing products and uncertainty about our resources and capabilities to do so on a clinical or commercial scale; risks relating to the commercialization, if any, of our products and proposed products (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks); our inability to predict when or if our product candidates will be approved for marketing by the FDA, China National Medical Products Administration, or other regulatory authorities; our inability to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates or future candidates; the volatility in the market price of our common stock; risks relating to the need for additional capital and the uncertainty of securing additional funding on favorable terms; risks associated with CID-103, CNCT19, and our product candidates; risks associated with CID-103, CNCT19, and our other early-stage products under development; risks that results in preclinical and early clinical models are not necessarily indicative of later clinical results; uncertainties relating to preclinical and clinical trials, including delays to the commencement of such trials; our ability to protect our intellectual property rights; the lack of success in the clinical development of any of our products; and our dependence on third parties. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. Additional information about the factors and risks that could affect our business, financial condition and results of operations, are contained in our filings with the U.S. Securities and Exchange Commission (“SEC”), which are available at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$70,251,858	$84,204,809
Investment in equity securities, at fair value	716,658	912,200
Inventories	672,697	282,709
Prepaid expenses and other	8,968,099	7,164,902
Total current assets	80,609,312	92,564,620

Property and equipment, net	1,335,330	1,750,630
Intangible assets, net	18,191,694	18,784,727
Long-term investments	13,897,760	-
Other assets	3,056,164	310,024
Total assets	$117,090,260	$113,410,001

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,321,499	$968,048
Accrued liabilities	2,361,276	1,406,434
Note payable, net of discount	1,499,757	1,499,462
Total current liabilities	6,182,532	3,873,944

Other liabilities	1,633,261	73,591
Total liabilities	7,815,793	3,947,535

Commitments and contingencies (Note 16)

Redeemable noncontrolling interest, at redemption value (Note 8)	20,236,834	-

Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, $.01 par value: 250,000,000 shares and 170,000,000 shares authorized at June 30, 2019 and December 31, 2018, respectively; 95,796,597 shares and 95,366,813 shares issued at June 30, 2019 and December 31, 2018; 95,717,052 shares and 95,287,268 shares outstanding at June 30, 2019 and December 31, 2018, respectively	957,965	953,667
Additional paid-in capital	600,569,013	596,710,648
Treasury stock, at cost: 79,545 shares held at June 30, 2019 and December 31, 2018	(8,034,244)	(8,034,244)
Accumulated other comprehensive loss	(2,027,024)	(1,226,320)
Accumulated deficit	(502,428,077)	(478,941,285)
Total stockholders' equity	89,037,633	109,462,466
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$117,090,260	$113,410,001

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues:
Product sales	$-	$-	$-	$-

Costs and expenses:
Research and development	2,979,228	1,729,470	5,593,885	3,426,703
General and administrative	6,982,227	4,042,347	12,691,914	5,345,469
Acquired in-process research and development	5,848,886	-	5,848,886	686,998
	15,810,341	5,771,817	24,134,685	9,459,170

Interest income, net	(320,462)	(13,072)	(369,046)	(19,801)
Foreign exchange gains	(479,540)	-	(550,649)	-
Change in fair value of investment in equity securities	240,931	101,038	195,542	11,325
Net loss	(15,251,270)	(5,859,783)	(23,410,532)	(9,450,694)
Less: Income attributable to redeemable noncontrolling interest	61,901	-	76, 260	-
Net loss attributable to CASI Pharmaceuticals, Inc.	(15,313,171)	(5,859,783)	(23,486,792)	(9,450,694)

Net loss per share (basic and diluted)	$(0.16)	$(0.07)	$(0.25)	$(0.12)
Weighted average number of common shares outstanding (basic and diluted)	95,717,052	86,029,692	95,683,598	78,663,271

Comprehensive loss:
Net loss	$(15,251,270)	$(5,859,783)	$(23,410,532)	$(9,450,694)
Foreign currency translation adjustment	(1,112,489)	(1,066,893)	(800,704)	(539,642)
Total comprehensive loss	$(16,363,759)	$(6,926,676)	$(24,211,236)	$(9,990,336)
Less: Comprehensive income attributable to redeemable noncontrolling interest	61,901	-	76,260	-
Comprehensive loss attributable to common stockholders	$(16,425,660)	$(6,926,676)	$(24,287,496)	$(9,990,336)

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Loss	Deficit	Total
Balance at March 31, 2019	-	$-	95,717,052	$957,965	$(8,034,244)	$599,301,966	$(914,535)	$(487,114,906)	$104,196,246
Accretion of redeemable noncontrolling interest	-	-	-	-	-	(158,016)	-	-	(158,016)
Stock issuance costs	-	-	-	-	-	(1,499)	-	-	(1,499)
Stock-based compensation expense, net of forfeitures	-	-	-	-	-	1,426,562	-	-	1,426,562
Foreign currency translation adjustment	-	-	-	-	-	-	(1,112,489)	-	(1,112,489)
Net loss attributable to CASI Pharmaceuticals, Inc.	-	-	-	-	-	-	-	(15,313,171)	(15,313,171)

Balance at June 30, 2019	-	$-	95,717,052	$957,965	$(8,034,244)	$600,569,013	$(2,027,024)	$(502,428,077)	$89,037,633

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Loss	Deficit	Total
Balance at December 31, 2018	-	$-	95,287,268	$953,667	$(8,034,244)	$596,710,648	$(1,226,320)	$(478,941,285)	$109,462,466
Accretion of redeemable noncontrolling interest	-	-	-	-	-	(160,574)	-	-	(160,574)
Issuance of common stock for options exercised	-	-	18,262	183	-	38,119	-	-	38,302
Repurchase of stock options to satisfy tax withholding obligations	-	-	-	-	-	(11,749)	-	-	(11,749)
Issuance of common stock from exercise of warrants	-	-	411,522	4,115	-	691,357	-	-	695,472
Stock issuance costs	-	-	-	-	-	(8,196)	-	-	(8,196)
Stock-based compensation expense, net of forfeitures	-	-	-	-	-	3,309,408	-	-	3,309,408
Foreign currency translation adjustment	-	-	-	-	-	-	(800,704)	-	(800,704)
Net loss attributable to CASI Pharmaceuticals, Inc.	-	-	-	-	-	-	-	(23,486,792)	(23,486,792)

Balance at June 30, 2019	-	$-	95,717,052	$957,965	$(8,034,244)	$600,569,013	$(2,027,024)	$(502,428,077)	$89,037,633

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Common Stock	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	to Be Issued	Loss	Deficit	Total
Balance at March 31, 2018	-	$-	79,641,876	$797,214	$(8,034,244)	$529,389,427	$-	$527,251	$(455,060,628)	$67,619,020
Issuance of common stock and warrants pursuant to financing agreements	-	-	6,388,887	63,888	-	20,636,111	-	-	-	20,699,999
Issuance of common stock for options exercised	-	-	49,869	499	-	78,312	-	-	-	78,811
Repurchase of stock options to satisfy tax withholding obligations	-	-	-	-	-	(54,284)	-	-	-	(54,284)
Issuance of common stock from exercise of warrants	-	-	428,855	4,289	-	925,729	-	-	-	930,018
Common stock to be issued	-	-	-	-	-	-	56,858	-	-	56,858
Stock issuance costs	-	-	-	-	-	(433,781)	-	-	-	(433,781)
Stock-based compensation expense, net of forfeitures	-	-	-	-	-	1,552,179	-	-	-	1,552,179
Foreign currency translation adjustment	-	-	-	-	-	-	-	(1,066,893)	-	(1,066,893)
Net loss attributable to CASI Pharmaceuticals, Inc.	-	-	-	-	-	-	-	-	(5,859,783)	(5,859,783)

Balance at June 30, 2018		$-	86,509,487	$865,890	$(8,034,244)	$552,093,693	$56,858	$(539,642)	$(460,920,411)	$83,522,144

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Common Stock	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	to Be Issued	Loss	Deficit	Total
Balance at December 31, 2017	-	$-	69,822,080	$699,015	$(8,034,244)	$498,577,372	$-	$-	$(452,702,029)	$38,540,114
Correction of immaterial error in prior year and cumulative effect adjustment due to the adoption of ASU 2016-01	-	-	-	-	-	-	-	-	1,232,312	1,232,312
Issuance of common stock and warrants pursuant to financing agreements	-	-	15,575,339	155,753	-	50,334,463	-	-	-	50,490,216
Issuance of common stock for options exercised	-	-	107,083	1,071	-	175,762	-	-	-	176,833
Repurchase of stock options to satisfy tax withholding obligations	-	-	-	-	-	(54,284)	-	-	-	(54,284)
Issuance of common stock from exercise of warrants	-	-	1,004,985	10,051	-	1,893,627	-	-	-	1,903,678
Common stock to be issued	-	-	-	-	-	-	56,858	-	-	56,858
Stock issuance costs	-	-	-	-	-	(645,466)	-	-	-	(645,466)
Stock-based compensation expense, net of forfeitures	-	-	-	-	-	1,812,219	-	-	-	1,812,219
Foreign currency translation adjustment	-	-	-	-	-	-	-	(539,642)	-	(539,642)
Net loss attributable to CASI Pharmaceuticals, Inc.	-	-	-	-	-	-	-	-	(9,450,694)	(9,450,694)

Balance at June 30, 2018	-	$-	86,509,487	$865,890	$(8,034,244)	$552,093,693	$56,858	$(539,642)	$(460,920,411)	$83,522,144

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,410,532)	$(9,450,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization for property and equipment	624,014	141,717
Loss on disposal of property and equipment	1,136	-
Amortization of intangible assets	775,305	597,354
Loss on disposal of intangible assets	48,391	-
Stock-based compensation expense	3,309,408	1,812,219
Acquired in-process research and development	5,848,886	552,863
Change in fair value of investment in equity securities	195,542	11,325
Non-cash interest	295	354
Changes in operating assets and liabilities:
Inventory	(389,988)	(429,973)
Prepaid expenses and other assets	(1,996,089)	(221,861)
Accounts payable	1,357,330	4,312
Payable to related party	-	(2,228,366)
Accrued liabilities and other liabilities	(40,287)	(134,695)
Net cash used in operating activities	(13,676,589)	(9,345,445)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of furniture and equipment	29	-
Purchases of property and equipment	(331,437)	(726,445)
Cash paid for acquired in-process research and development	(5,848,886)	-
Cash paid to acquire equity securities in Black Belt Tx Limited	(2,249,600)	-
Cash paid to acquire equity securities in Juventas Cell Therapy Ltd	(11,788,400)	-
Acquisition of abbreviated new drug applications and related items	-	(18,607,848)
Net cash used in investing activities	(20,218,294)	(19,334,293)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance costs	(8,196)	(645,466)
Proceeds from sale of common stock and warrants	-	50,490,216
Cash contribution from redeemable noncontrolling interest	20,000,000	-
Proceeds from exercise of stock options	38,302	176,833
Repurchase of stock options to satisfy tax withholding obligations	(11,749)	(54,284)
Proceeds from exercise of warrants	695,472	1,960,536
Net cash provided by financing activities	20,713,829	51,927,835

Effect of exchange rate changes on cash and cash equivalents	(771,897)	(522,354)
Net increase (decrease) in cash and cash equivalents	(13,952,951)	22,725,743

Cash and cash equivalents at beginning of period	84,204,809	43,489,935
Cash and cash equivalents at end of period	$70,251,858	$66,215,678

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.            Basis of Presentation

CASI Pharmaceuticals, Inc. (“CASI” or the “Company”) (Nasdaq: CASI) is a U.S. biopharmaceutical company focused on developing and commercializing innovative therapeutics and pharmaceutical products in China, U.S., and throughout the world. The Company is focused on acquiring, licensing, developing and commercializing products in hematology oncology as well as other therapeutic areas of unmet medical need. The Company intends to execute its plan to become a leading platform to launch medicines in the greater China market leveraging its China-based regulatory and commercial competencies and its global drug development expertise.

The Company’s China operations are conducted through its wholly-owned subsidiary, CASI Pharmaceuticals (Beijing) Co., Ltd. (“CASI China”), which is based in Beijing, China. CASI China has established China operations that are growing as the Company continues to further in-license or acquire products for its pipeline.

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, in which CASI, directly or indirectly, has a controlling financial interest. These subsidiaries include Miikana Therapeutics, Inc. (“Miikana”), CASI China, CASI Pharmaceuticals (Wuxi) Co., Ltd. (“CASI Wuxi”), and CASI Biopharmaceuticals (WUXI) Co., Ltd. (“CASI Biopharmaceuticals”). CASI China is a non-stock Chinese entity with 100% of its interest owned by CASI. CASI China received approval for a business license from the Beijing Industry and Commercial Administration in August 2012 and has operating facilities in Beijing. CASI Wuxi was established on December 26, 2018 in China to develop a manufacturing capability in China in 2019. CASI Biopharmaceuticals is a wholly owned subsidiary of CASI Wuxi and was established in April 2019. The Company controls CASI Wuxi through 80% voting rights (see Note 8). Accordingly, the financial statements of CASI Wuxi have been consolidated in the Company’s consolidated financial statements since its inception. All inter-company balances and transactions have been eliminated in consolidation. The Company currently operates in one operating segment, which is the development of innovative therapeutics addressing cancer and other unmet medical needs for the global market.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such condensed consolidated financial statements do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying December 31, 2018 financial information was derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other future period. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in its Form 10-K for the year ended December 31, 2018.

Certain line items in the prior-year unaudited condensed consolidated statement of cash flows relating to the acquired in-process research and development and inventory have been reclassified to conform to the December 31, 2018 presentation resulting in an increase in net cash used in operating activities and a decrease in net cash used in investing activities by $564,000 for the six months ended June 30, 2018. Inventory in the amount of $282,709 as of December 31, 2018, which was included in prepaid expenses and other, has been separately presented on the condensed consolidated balance sheet as of December 31, 2018.

Liquidity Risks and Management’s Plans

Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $502.4 million.   The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical and development activities.

Taking into consideration the cash balance as of June 30, 2019, the Company believes that it has sufficient resources to fund its operations at least through August 9, 2020. As of June 30, 2019, approximately $8.7 million of the Company’s cash balance was held by CASI China, and approximately $29.0 million was held by CASI Wuxi. The Company intends to continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements in China to support the Company’s dual-country approach to drug development.

2.            New License and Investment Agreements

Black Belt Therapeutics Limited:

In April 2019, the Company entered into a license agreement with Black Belt Therapeutics Limited (“Black Belt”) for exclusive worldwide rights to the investigational anti-CD38 monoclonal antibody (Mab) TSK011010. TSK011010 is at the IND/IMPD submission stage of development, with Phase 1 trials targeted to start in early 2020. CASI is responsible for all development and commercialization activities of the TSK011010. Under the terms of the agreement, CASI obtained global rights to TSK011010 for an upfront payment of 5 million euros ($5,657,500) as well as certain milestone and royalty payments. Because TSK011010 underlying the acquired rights has not reached technological feasibility and have no alternative uses, the Company expensed 5 million euros as acquired in-process research and development in the accompanying condensed consolidated statement of operations and comprehensive loss.

The Company also invested 2 million euros ($2,249,600), representing 15% shareholding, as an equity investment in Black Belt TX Ltd, a newly established company of Black Belt focusing on novel immuno-oncology targets (see Note 4).

Juventas Cell Therapy:

Juventas Cell Therapy Ltd. (“Juventas”) is a China-based domestic company located in Tianjin City, China engaged in cell therapy. The company’s lead product, CNCT19, devolved from the CD19 CAR-T, is used to treat cancer patients with acute lymphoblastic leukemia and relapsed non-Hodgkin lymphoma. Through its commercial collaboration with CASI, Juventas targets to be the first domestic company to launch a CD19 CAR-T in China.

In June 2019, the Company entered into a license agreement for exclusive worldwide license and commercialization rights to an autologous anti-CD19 T-cell therapy product (CNCT19) from Juventas. Juventas will continue to develop CNCT19 with CASI’s participation on the steering committee. CASI will be responsible for payment of certain future development milestones and sales royalties. All contingent payments will be recognized when the subsequent milestones are probable to be met.

CASI Biopharmaceuticals also invested RMB 80 million (approximately $11.6 million), representing 16.3% shareholding, as an equity investment in Juventas (see Note 4).

3.            New Accounting Pronouncements

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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new guidance requires a customer in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The update is effective for calendar-year public business entities in 2020. For all other calendar-year entities, it is effective for annual periods beginning in 2021 and interim periods in 2022. Early adoption is permitted. The Company early adopted this guidance effective January 1, 2019. The net impact to the financial statements was approximately $140,000 of capitalized cost.

There are no other recently issued accounting pronouncements that are expected to have a material effect on the Company's financial position, results of operations or cash flows.

4.            Investment in Equity Securities, at fair value and long-term investments

The Company has an equity investment in the common stock of a publicly traded company. The fair value of this security was measured using its quoted market price, a Level 1 input as of June 30, 2019 and December 31, 2018 (see Note 13). The following table summarizes the Company’s investment as of June 30, 2019:

Description	Classification	Cost	Gross unrealized gains	Aggregate fair value
Common stock	Investment	$-	$716,658	$716,658

Unrealized losses on the Company’s equity investment for the six months ended June 30, 2019 and 2018 were $195,542 and $11,325, respectively, and are recognized as change in fair value of investment in equity securities in the accompanying condensed consolidated statements of operations and comprehensive loss.

In April 2019, in conjunction with its license agreement entered into with Black Belt, the Company made a 2 million euro ($2,249,600) equity investment in a newly established, privately held UK Company (see Note 2).

In June 2019, in conjunction with its license agreement entered into with Juventas, a subsidiary of the Company made an RMB 80 million ($11,648,160) equity investment in Juventas, a privately held, China-based company (see Note 2).

As the Company does not have significant influence over operating and financial policies of Black Belt TX Ltd and Juventas, and the equity interests do not have readily determinable fair value, the investments in Black Belt TX Ltd and Juventas are stated at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. The Company did not record any adjustments or impairments during the quarter ended June 30, 2019.

5.            Inventories

Inventories consist of EVOMELA finished goods and raw materials to be used in production of ANDAs and are stated at the lower of cost or net realizable value. Cost is determined using a first-in, first-out method.

The carrying value of finished goods inventory was approximately $490,000 and raw materials was approximately $180,000 as of June 30, 2019 and the carry value of raw materials was approximately $280,000 as of December 31, 2018, which are included in “Inventories” in the accompanying condensed consolidated balance sheets.

6.            Leases

As discussed in Note 3, effective January 1, 2019, the Company adopted Topic 842. At the inception of a contract, the Company determines if the arrangement is, or contains, a lease. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Rent expense is recognized on a straight-line basis over the lease term.

The Company has made certain accounting policy elections whereby it (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combines lease and non-lease components for facilities leases, which primarily relate to ancillary expenses such as common area maintenance charges and management fees of its operating leases. Operating lease ROU assets are included in other assets (noncurrent) and operating lease liabilities (see below) are included in accrued liabilities and other liabilities (noncurrent) in the condensed consolidated balance sheets as of June 30, 2019. As of June 30, 2019, the Company did not have any finance leases.

All of the Company’s existing leases as of June 30, 2019 are classified as operating leases. As of June 30, 2019, the Company has four material operating leases for facilities and office equipment with remaining terms expiring from 2021 through 2022 and a weighted average remaining lease term of 2.49 years. The Company has fair value renewal options for many of the Company’s existing leases, none of which have considered reasonably certain of being exercised or included in the minimum lease term. Discount rates used in the calculation of the lease liability is 5.4%. The discount rates reflect the estimated incremental borrowing rate, which includes an assessment of the credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to the lease payments in a similar economic environment.

Rent expense for the six months ended June 30, 2019 consisted of approximately $611,000 of total operating lease cost. There was no variable lease costs or sublease income for the six months ended June 30, 2019.

The impact of Topic 842 on the June 30, 2019 condensed consolidated balance sheet was as follows:

June 30, 2019
Other assets	$2,716,440

Accrued liabilities	1,147,039
Other liabilities	1,633,261
Total lease liabilities	$2,780,300

Supplemental cash flow information related to leases was as follows:

Six Month Period ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$610,904

Right of use assets obtained in exchange for lease obligations:	$2,716,440

A maturity analysis of our operating leases as of June 30, 2019 follows:

Future undiscounted cash flows:

2019 (remaining six months)	$653,517
2020	1,337,379
2021	892,337
2022	190,419
Thereafter	-
Total	3,073,652

Discount factor	(293,352)
Lease liability	2,780,300
Amounts due within 12 months	1,147,039
Non-current lease liability	$1,633,261

In 2018 the Company entered into a lease on behalf of CASI Wuxi. As of June 30, 2019, the underlying asset of the lease has not been made available for use by the Company. The minimum lease payments for this lease, totaling approximately $3,789,000, beginning in November 2019 and expiring in 2024, are not included in the above table.

As previously disclosed in the consolidated financial statements for the year ended December 31, 2018 and under the previous lease standard (Topic 840), future minimum annual lease payments for the years subsequent to December 31, 2018 and in aggregate are as follows:

2019	$1,311,707
2020	1,297,102
2021	856,832
2022	129,918
Thereafter	-
Total minimum payments	$3,595,559

Rental expense for the year ended December 31, 2018 was approximately $916,000.

7.            Intangible Assets

Intangible assets include ANDAs that were acquired as part of 2018 asset acquisitions and include for previously marketed generic products and capitalized cost related to a cloud computing arrangement (CCA). These intangible assets were originally recorded at relative estimated fair values based on the purchase price for the asset acquisitions and are stated net of accumulated amortization.

The ANDAs are being amortized over their estimated useful lives of 13 years, using the straight-line method. Management reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in a manner similar to that for property and equipment. Loss on disposal of $48,391 related to the withdrawal of ANDAs was recognized in the three months ended March 31, 2019 and classified as research and development expenses. The cloud computing arrangement is being amortized over its useful life of 5 years.

Net definite-lived intangible assets at June 30, 2019, excluding the withdrawn ANDAs discussed above consists of the following:

Asset	Gross Value	Accumulated Amortization	Estimated useful lives
ANDAs	$18,160,527	$(1,963,578)	13 years
TDF ANDA	1,972,815	(105,563)	13 years
CCA	141,659	(14,166)	5 years
Total	$20,275,001	$(2,083,307)

Expected future amortization expense is as follows as of June 30, 2019:

2019 (remaining six months)	$788,346
2020	1,576,692
2021	1,576,692
2022	1,576,692
2023	1,576,692
2024 and thereafter	11,096,580

8.            Redeemable Noncontrolling Interest

As discussed in Note 1, on December 26, 2018, the Company, together with Wuxi Jintou Huicun Investment Enterprise, a limited partnership organized under Chinese law (“Wuxi LP”) established CASI Wuxi to build and operate a manufacturing facility in the Wuxi Huishan Economic Development Zone in Jiangsu Province, China. The Company holds 80% of the equity interests in CASI Wuxi and will invest, over time, $80 million in CASI Wuxi. The Company’s investment will consist of (i) $21 million in cash (paid in February 2019), (ii) a transfer of selected ANDAs valued at $30 million (transferred in May 2019), and (iii) an additional $29 million cash payment within three years from the date of establishment of CASI Wuxi. Wuxi LP holds 20% of the equity interest in CASI Wuxi through its investment in RMB of $20 million in cash (paid in March 2019). As the transfer of ANDAs valued at $30 million was to the Company’s consolidated subsidiary (CASI Wuxi), the Company recognized the transfer of the ANDAs at their carrying value and did not recognize a gain on the transfer.

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

The investment of Wuxi LP in CASI Wuxi is treated as redeemable noncontrolling interest and is classified outside of permanent equity on the consolidated balance sheets because (1) the noncontrolling interest is not mandatorily redeemable financial instruments, and (2) it is redeemable at the option of the holder, or upon the occurrence of an event that is not solely within the control of the Company. The Company initially recorded the redeemable noncontrolling interest at its fair value of $20 million. The carrying amount of the redeemable noncontrolling interest is subsequently recorded at the greater of the amount of (1) the initial carrying amount, increased or decreased for the redeemable noncontrolling interest’s share of net income or loss in CASI Wuxi or (2) the redemption value, assuming the noncontrolling interest is redeemable at the balance sheet date. Accretion of the carrying amount of redeemable noncontrolling interests to the redemption value is recorded in additional paid-in capital.

Changes in redeemable noncontrolling interest during the three and six month periods ended June 30, 2019 are as follows:

	Three month period	Six month period
Balance at beginning of period	$20,016,917	$-
Cash contribution by Wuxi LP	-	20,000,000
Share of CASI Wuxi net income	61,901	76,260
Accretion of redeemable noncontrolling interest	158,016	160,574
Balance as of June 30, 2019	$20,236,834	$20,236,834

9.           Stockholders’ Equity

Stock purchase warrants activity for the six months ended June 30, 2019 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2019	11,781,825	$3.98
Issued	-	$-
Exercised	(411,522)	$1.69
Expired	-	$-
Outstanding at June 30, 2019	11,370,303	$4.06
Exercisable at June 30, 2019	11,370,303	$4.06

All outstanding warrants are equity classified.

10.         Net Loss Per Share

Net loss per share (basic and diluted) was computed by dividing net loss attributable to common stockholders, considering the accretions to redemption value of the redeemable noncontrolling interest, by the weighted average number of shares of common stock outstanding. Outstanding stock options and warrants totaling 29,900,340 and 28,476,069 as of June 30, 2019 and 2018, respectively, were anti-dilutive and, therefore, were not included in the computation of weighted average shares used in computing diluted loss per share.

11.         Stock-Based Compensation

In June 2019, the Company’s stockholders approved an amendment to the 2011 Long-Term Incentive Plan, increasing the number of shares of common stock reserved for issuance from 20,230,000 to 25,230,000 to be available for grants and awards.

As of June 30, 2019, a total of 11,708,053 shares remained available for grant under the Company’s 2011 Long-Term Incentive Plan.

The Company’s net loss for the six months ended June 30, 2019 and 2018 includes $3,309,408 and $1,812,219, respectively, of non-cash compensation expense related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	Six Month Period ended June 30,
	2019	2018
Research and development	$263,570	$162,516
General and administrative	3,045,838	1,649,703
Share-based compensation expense	$3,309,408	$1,812,219

Compensation expense related to stock options is recognized over the requisite service period, which is generally the option vesting term of up to five years. Awards with performance conditions are expensed when it is probable that the performance condition will be achieved. For the six months ended June 30, 2019, approximately $42,800 was expensed for share awards with performance conditions that became probable during that period. For the six months ended June 30, 2018, approximately $15,500 was expensed for share awards with performance conditions that became probable during that period.

The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of service based and performance-based stock options granted to employees. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk- free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. Following are the weighted-average assumptions used in valuing the stock options granted to employees during the six-month periods ended June 30, 2019 and 2018:

	Six Month Period ended June 30,
	2019	2018
Expected volatility	77.43%	78.97%
Risk free interest rate	1.88%	2.79%
Expected term of option	6.04 years	5.65 years
Expected dividend yield	0.00%	0.00%

The weighted average fair value of stock options granted during the six-month periods ended June 30, 2019 and 2018 were $2.20 and $4.53, respectively.

A summary of the Company's stock option plans and of changes in options outstanding under the plans during the six-month period ended June 30, 2019 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2019	18,429,308	$2.44
Exercised	(21,362)	$1.79
Granted	5,424,808	$2.99
Expired	(4,090)	$1.87
Forfeited	(1,298,627)	$1.02
Cancelled	(4,000,000)	$3.22
Outstanding at June 30, 2019	18,530,037	$2.54
Exercisable at June 30, 2019	11,135,336	$1.81

Cash received from option exercises under all share-based payment arrangements for the six months ended June 30, 2019 and 2018 was $38,302 and $176,833, respectively.

During the quarter ended June 30, 2019, the 4 million shares of a performance-based option award to the Company’s Chairman and CEO was cancelled, which was accompanied by a concurrent grant of replacement award. The replacement grant of stock options was approved by the Company’s stockholders at the 2019 Annual Meeting on June 20, 2019. Under the terms of the grant, he received a stock option covering 4 million shares of common stock, at an exercise price of $2.85, vesting at the earlier of (i) the completion of a transformative event by the Company as determined in the discretion of the Compensation Committee and (ii) the second anniversary of the date of his appointment as CEO on April 2, 2019.

12.         Income Taxes

At December 31, 2018, the Company had a $3.0 million unrecognized tax benefit. The Company recorded a full valuation allowance on the net deferred tax asset recognized in the consolidated financial statements as of December 31, 2018.

During the six months ended June 30, 2019, there were no material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

The tax returns for all years in the Company’s major tax jurisdictions are not settled as of June 30, 2019. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

13.         Fair Value Measurements

The majority of the Company’s financial instruments (consisting principally of cash and cash equivalents, accounts payable and accrued liabilities) are carried at cost which approximates their fair values due to the short-term nature of the instruments. The Company’s investment in equity securities is carried at fair value (see Note 4). The Company’s note payable is carried at amortized cost which approximates fair value due to its classification as a short-term note payable.

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

The Company has an equity investment in the common stock of publicly traded company. The Company’s investment in this equity security is carried at its estimated fair value, with changes in fair value reported in the consolidated statement of operations and comprehensive loss each reporting period (see Note 4). The fair value of the common stock is based on quoted market price for the investee’s common stock, a Level 1 input.

The following tables presents the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, by level within the fair value hierarchy:

Description	Fair Value at June 30, 2019	Level 1	Level 2	Level 3
Investment in common stock	$716,658	$716,658	$-	$-

Description	Fair Value at December 31, 2018	Level 1	Level 2	Level 3
Investment in common stock	$912,200	$912,200	$-	$-

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company has no financial assets and liabilities that are measured at fair value on a non-recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company has no non-financial assets and liabilities that are measured at fair value on a recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company has no non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

14.          Related Party Transactions

In June 2019, CASI Pharmaceuticals, Inc. entered into a license agreement for exclusive worldwide license and commercialization rights to CNCT19 from Juventas (see Note 2). Transactions with Juventas are considered to be related party transactions as the Company’s CEO and Chairman is the chairman and one of the founding shareholders of Juventas. A committee of independent directors of CASI negotiated the terms of the investment and license agreements and recommended that the board of directors approve the transaction. The Company’s CEO did not participate in the committee’s deliberations or the board of directors’ approval of the transaction.

There were no other material transactions entered into with Juventas during the six months ended June 30, 2019 and 2018.

The Company has supply agreements with Spectrum Pharmaceuticals, Inc. (“Spectrum”) for the purchase of EVOMELA, ZEVALIN, and MARQIBO in China for quality testing purposes to support CASI’s application for import drug registration and for commercialization purposes. The former CEO of Spectrum is also a member of CASI’s Board, and Spectrum is a greater than 10% shareholder of the Company.

In 2018, the Company entered into commercial purchase obligation commitments for EVOMELA from Spectrum totaling approximately $9.2 million. As of June 30, 2019, the Company paid $7.625 million as a deposit for these commitments to purchase of EVOMELA. The Company received the first shipment of EVOMELA of approximately $480,000 in June 2019. The Company has also incurred estimated expenses of approximately $263,000 related to other material costs associated with EVOMELA. There were no other materials purchased from Spectrum during the six months ended June 30, 2019 or 2018.

The advance payments made to Spectrum are included in the prepaid expenses and other in the accompanying condensed consolidated balance sheets, of which $7.625 million was recorded as of June 30, 2019 and $4.6 million recorded as of December 31, 2018. As of June 30, 2019, and December 31, 2018, the Company included accrued expenses payable to Spectrum of $743,000 and $0 respectively in the accompanying condensed consolidated balance sheets.

15.          Acrotech License Arrangements

The Company has certain product rights and perpetual exclusive licenses from Acrotech to develop and commercialize the following commercial oncology drugs and drug candidates in the greater China region (which includes China, Taiwan, Hong Kong and Macau) (the “Territories”):

-	Melphalan Hydrochloride For Injection (EVOMELA)(“EVOMELA”);
-	Ibritumomab Tiuxetan (ZEVALIN) (“ZEVALIN”); and
-	Vincristine Sulfate Liposome Injection (MARQIBO), (“MARQIBO”).

CASI is responsible for developing and commercializing these three drugs in the Territories, including the submission of import drug registration applications and conducting confirmatory clinical trials as needed.

In March 2016, Spectrum, the former owner of EVOMELA, ZEVALIN and MARQIBO, received notification from the U.S. Food and Drug Administration (“FDA”) of the grant of approval of its New Drug Application (NDA) for EVOMELA primarily for use as a high-dose conditioning treatment prior to hematopoietic progenitor (stem) cell transplantation in patients with multiple myeloma. In December 2016, the China National Medical Products Administration (“NMPA”) accepted for review the Company’s import drug registration application for EVOMELA and in 2017 granted priority review of the import drug registration clinical trial application (CTA). On December 3, 2018 the Company received NMPA’s approval for importation, marketing and sales in China for EVOMELA. The Company is building an internal commercial team to prepare for the commercial launch EVOMELA in 2019. The Company is also preparing for a post-marketing study.

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

16.          Commitments

In 2018, the Company entered into purchase obligation commitments for EVOMELA from Spectrum for approximately $9.2 million (see Note 14). The Company expects all of the EVOMELA product to be delivered in 2019 (of which $480,000 was delivered in June 2019). As of June 30, 2019, the Company paid approximately $7.6 million of cumulative deposits for the purchase of EVOMELA ($4.6 million as of December 31, 2018). The deposits made to Spectrum are included in the prepaid expense and other in the accompanying condensed consolidated balance sheets.

In 2018, the Company committed to invest $80 million in CASI Wuxi, of which $21 million in cash was invested in February 2019 and ANDAs with a fair value of $37 million were transferred in May 2019 (see Note 8).

In conjunction with both the Black Belt and Juventus agreements entered into during the three months ended June 30, 2019 (see Note 2), the Company is responsible for certain milestone and royalty payments. As of June 30, 2019, no milestones have been achieved.

17.         Subsequent Event

On July 19, 2019, the Company entered into an Open Market Sale Agreement SM with Jefferies LLC (the “Open Market Agreement”). Pursuant to the terms of the Open Market Agreement, the Company may sell from time to time, at its option, shares of the Company’s common stock, through Jefferies LLC (“Jefferies”), as sales agent, with an aggregate sales price of up to $30,000,000.

Any sales of shares pursuant to the Open Market Agreement will be made under the Company’s effective “shelf” registration statement on Form S-3 (File No. 333-222046) which became effective on December 22, 2017 and the related prospectus supplement and the accompanying prospectus, as filed with the SEC on July 19, 2019.

On July 19, 2019, the Company entered into an amendment (the “Amendment”) to its Common Stock Sales Agreement with H.C. Wainwright & Co., LLC dated February 23, 2018 (the “Original Agreement”). Pursuant to the terms of the Amendment, the maximum amount that may be sold under the Original Agreement has been reduced to $20 million. The Amendment also harmonizes certain provisions of the Original Agreement with the Open Market Agreement with Jefferies and waives any breach of the terms, covenants, or conditions of the Original Agreement, if any, arising from the Company entering into the Open Market Agreement with Jefferies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We are a U.S. biopharmaceutical company focused on developing and commercializing innovative therapeutics and high quality pharmaceutical products in China, U.S., and throughout the world. We are focused on acquiring, licensing, developing and commercializing products in hematology oncology as well as other therapeutic areas of unmet medical need. We intend to execute our plan to become a leader by launching medicines in the greater China market leveraging our China-based regulatory and commercial competencies and our global drug development expertise. Our operations in China are conducted through our wholly-owned subsidiary, CASI Pharmaceuticals (Beijing) Co., Ltd. (“CASI China”), which is located in Beijing, China.

Our product pipeline features the following: (1) an autologous anti-CD19 T-cell therapy product (CNCT19) being developed for the treatment of B-ALL and NHL; (2) CID-103, an anti-CD38 monoclonal antibody being developed for the treatment of multiple myeloma and other CD38 positive hematological cancers; (3) three U.S. Food and Drug Administration (“FDA”) approved hematology oncology drugs in-licensed from Acrotech Biopharma LLC and its affiliates (“Acrotech”) for which we have exclusive rights to the greater China market, consisting of Melphalan Hydrochloride for Injection (EVOMELA®), Ibritumomab Tiuxetan (ZEVALIN®) and Vincristine Sulfate Liposome Injection (MARQIBO®), and (4) a portfolio of FDA-approved and pending abbreviated new drug applications (“ANDAs”), including entecavir and tenofovir disoproxil fumarate (TDF) indicated for the treatment of hepatitis B virus. We intend to prioritize a select subset of the ANDAs for product registration and commercialization in China.

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

We believe the China operations offer a significant market and growth potential due to the extraordinary increase in demand for high quality medicine coupled with regulatory reforms in China that make it easier for global pharmaceutical companies to introduce new pharmaceutical products into the country. We will continue to in-license clinical-stage and late-stage drug candidates, and leverage our cross-border operations and expertise, and hope to be the partner of choice to provide access to the China market. We expect the implementation of our plans will include leveraging our resources and expertise in both the U.S. and China so that we can maximize development and clinical strategies concurrently under U.S. FDA and China National Medical Products Administration (“NMPA”) regulatory regimes.

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

We intend to begin commercializing this drug through CASI China beginning in 2019 using EVOMELA supplied through our licensor, Spectrum Pharmaceuticals, Inc. and its suppliers. Melphalan Hydrochloride for Injection (EVOMELA®) (as well as Ibritumomab Tiuxetan (ZEVALIN®) and Vincristine Sulfate Liposome Injection (MARQIBO®) was transferred from Spectrum to Acrotech in March 2019, accordingly, all future needs will be sourced from Acrotech and its suppliers, or other approved alternative suppliers.

We have assembled an internal commercial team to prepare for the launch of our first commercial product, Melphalan Hydrochloride for Injection (EVOMELA) in 2019. As part of the strategy to support our future clinical and commercial manufacturing needs and to manage our supply chain for certain products, on December 26, 2018, we established CASI Pharmaceuticals (Wuxi) Co., Ltd. (“CASI Wuxi”) in China to construct a cGMP manufacturing facility in Wuxi, China. The site is currently in the design and engineering phase with construction expected to begin in 2020. Through CASI China, we will focus on the China market devoting more resources and investment going forward.

Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $502.4 million.   The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical and development activities.

Taking into consideration the cash balance as of June 30, 2019, the Company believes that it has sufficient resources to fund its operations at least through August 9, 2020. As of June 30, 2019, approximately $8.7 million of the Company’s cash balance was held by CASI China, and approximately $29.0 million was held by CASI Wuxi. The Company intends to continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements in China to support the Company’s dual-country approach to drug development.

Additional funds raised by issuing equity securities may result in dilution to existing stockholders.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018

Operating Items

Revenues and Cost of Product Sales

There were no revenues recorded for the six months ended June 30, 2019 and 2018.

Research and Development Expenses

Research and development (R&D) expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract preclinical testing and clinical trials of our product candidates, including the costs of manufacturing drug substance and drug product, regulatory maintenance costs, facilities expenses, and amortization expense of acquired ANDAs.

Research and development expenses for the six months ended June 30, 2019 were $5.6 million, compared with $3.4 million for the six months ended June 30, 2018. The increase in R&D expenses primarily reflects higher regulatory costs associated with our ANDAs in 2019, consulting and manufacturing related services, as well as an increase in personnel costs due to growth in the number of employees.

Included in our research and development expenses for the six month period ended June 30, 2019 are direct project costs of $2.8 million related to our ANDAs acquired in 2018, $596,000 for drugs in-licensed from Spectrum, and $747,000 for preclinical development activities primarily in China. Research and development expenses for the six month period ended June 30, 2018 included direct project costs of $829,000 related to our ANDAs acquired in January 2018, $316,000 for drugs in-licensed from Spectrum, and $886,000 for preclinical development activities primarily in China.

General and Administrative Expenses

General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services, investor relations and facilities.

General and administrative expenses for the six months ended June 30, 2019 were $12.7 million, compared with $5.3 million for the six months ended June 30, 2018. The increase was related to a combination of factors primarily related to the Company’s growth in China. These factors include an increase in salary, benefits and recruitment expense and facilities costs due to increases in head count to prepare for the anticipated launch of the Company’s first commercial product (EVOMELA), professional services fees (including audit and legal services), and an increase in non-cash stock compensation expense largely attributed to stock options issued to the President of CASI China and other employees.

Acquired in-process Research and Development

Acquired in-process R&D expenses for the six months ended June 30, 2019 were $5.8 million, compared with $0.7 million for the six months ended June 30, 2018. The six months ended June 30, 2019 amount included the acquired Black Belt license and the six months ended June 30, 2018 expense included certain amounts associated with the acquired ANDAs in January 2018.

Non-Operating Items

Interest income, net

Interest income, net for the six months ended June 30, 2019 was $369,000 compared with $20,000 for the six months ended June 30, 2018. The increase in interest income is mainly due to higher cash balances and cash management strategies implemented by the Company during 2019.

Change in fair value of investment in equity securities

The change in fair value of investment in equity securities for the six months ended June 30, 2019 and 2018 was $195,542 and $11,325, respectively. The changes represent unrealized losses on the Company’s equity investment securities.

Foreign exchange gains

Foreign exchange gains for the six months ended June 30, 2019 was $551,000 compared with $0 for the six months ended June 30, 2018. The foreign exchange gains recorded in the condensed consolidated financial statements are primarily due to USD denominated cash accounts that are held by held by our Chinese subsidiaries.

Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018

Operating Items

Revenues and Cost of Product Sales

There were no revenues recorded for the three months ended June 30, 2019 and 2018.

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

Research and development expenses for the three months ended June 30, 2019 were $3.0 million, compared with $1.7 million for the three months ended June 30, 2018. The increase in R&D expenses primarily reflects higher regulatory costs associated with our ANDAs in 2019, consulting and manufacturing related services, as well as an increase in personnel costs due to growth in the number of employees.

Included in our research and development expenses for the three-month period ended June 30, 2019 are direct project costs of $1.3 million related to our ANDAs acquired in 2018, $331,000 for drugs in-licensed from Spectrum, and $424,000 for preclinical development activities primarily in China. Research and development expenses for the three-month period ended June 30, 2018 included direct project costs of $388,000 related to our ANDAs acquired in January 2018, $174,000 for drugs in-licensed from Spectrum, and $388,000 for preclinical development activities primarily in China.

General and Administrative Expenses

General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services, investor relations and facilities.

General and administrative expenses for the three months ended June 30, 2019 were $7.0 million, compared with $4.0 million for the three months ended June 30, 2018. The increase was related to a combination of factors primarily related to the Company’s growth in China. These factors include an increase in salary, benefits and recruitment expense and facilities costs due to increases in head count to prepare for the anticipated launch of the Company’s first commercial product (EVOMELA), professional services fees (including audit and legal services), and an increase in non-cash stock compensation expense largely attributed to stock options issued to the President of CASI China and other employees.

Acquired in-process Research and Development

Acquired in-process R&D expenses for the three months ended June 30, 2019 were $5.8 million, compared with $0 million for the three months ended June 30, 2018. The increase of $5.8 million is due to the acquired Black Belt license in April 2019.

Non-Operating Items

Interest income, net

Interest income, net for the three months ended June 30, 2019 was $320,000, compared with $13,000 for the three months ended June 30, 2018. The increase in interest income is mainly due to higher cash balances and cash management strategies implemented by the Company during 2019.

Change in fair value of investment in equity securities

The change in fair value of investment in equity securities for the three months ended June 30, 2019 and 2018 was $240,931 and $101,038, respectively. The changes representing unrealized losses on the Company’s equity investment securities.

Foreign exchange gains

Foreign exchange gains for the three months ended June 30, 2019 was $480,000, compared with $0 for the three months ended June 30, 2018. The foreign exchange gains recorded on the financial statements is primarily due to USD denominated cash accounts that are held by our Chinese subsidiaries.

Research and Development Discussion

We expect the majority of our research and development expenses for the remainder of 2019 to be devoted to advancing our in-licensed products towards market approval in China, the technology transfer activities and regulatory support associated with our ANDA portfolio, and our early-stage candidates in preclinical development. We expect our expenses for the remainder of 2019 to increase based on our commercial and clinical development plan. Completion of clinical development may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

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

LIQUIDITY AND CAPITAL RESOURCES

To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses in 2019 and the foreseeable future before we commercialize any products and penetrate significant markets such as China. Based on our current plans, we expect our current available cash and cash equivalents to meet our cash requirements for at least through August 9, 2020.

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

At June 30, 2019, we had cash and cash equivalents of approximately $70.3 million, with working capital of approximately $74.4 million. As of June 30, 2019, approximately $8.7 million of the Company’s cash balance was held by the Company’s wholly-owned subsidiary in China and approximately $29.0 million was held by CASI Wuxi.

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

Sales Agreements

On February 23, 2018, the Company entered into a Common Stock Sales Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“HCW”). Pursuant to the terms of the Sales Agreement, the Company may sell from time to time, at its option, shares of the Company’s common stock, through HCW, as sales agent. On July 19, 2019, the Company entered into an amendment to the Sales Agreement reducing the maximum amount that may be sold under the Sales Agreement to $20 million.

Any sales of shares pursuant to the Sales Agreement will be made under the Company’s effective “shelf” registration statement on Form S-3 (File No. 333-222046) which became effective on December 22, 2017 (the “Registration Statement”) and the related prospectus supplement and the accompanying prospectus, as filed with the SEC on February 23, 2018.

In 2018, the Company issued 143,248 shares under the Sales Agreement resulting in net proceeds to the Company of approximately $475,000. As of June 30, 2019, approximately $19.5 million remained available under the Sales Agreement.

On July 19, 2019, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (the “Open Market Agreement”). Pursuant to the terms of the Open Market Agreement, the Company may elect to sell from time to time, at its option, up to $30 million in shares of the Company’s common stock, through Jefferies LLC, as sales agent.

Any sales of shares pursuant to the Open Market Agreement will be made under the Company’s Registration Statement and the related prospectus supplement and the accompanying prospectus, as filed with the SEC on July 19, 2019.

INFLATION AND INTEREST RATE CHANGES

Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. and China interest rates. In this regard, changes in the U.S. and China interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact the total fair market value of our portfolio as of June 30, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of June 30, 2019 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

In addition to the risk factors set forth in Part I - Item 1A - “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, (the “2018 10-K”), investors should carefully consider the following risk factors. These risks should be read in conjunction with the risk factors set forth in the 2018 10-K and the other information contained in this report and our other filings with the SEC.

If we are unable to protect our intellectual property rights our business and competitive position would be harmed.

We have in-licensed worldwide rights to an investigational anti-CD38 monoclonal antibody and an anti-CD19 T-cell therapy product candidate, and we may in-license other product candidates in the future.  Our success, competitive position and future revenues with respect to these product candidates will depend, in part, on our ability to protect our intellectual property.  We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We attempt to protect our proprietary position by maintaining trade secrets and by filing U.S. and foreign patent applications related to our in-licensed technology, inventions and improvements that are important to the development of our business. Our failure to do so may adversely affect our business and competitive position.

The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. We may not be able to protect our intellectual property rights throughout the world. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States or in many jurisdictions outside of the United States. Changes in either the patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property and therefore we cannot predict with certainty whether any patent applications that we have filed or that we may file in the future will be approved, will cover our products or product candidates or that any resulting patents will be enforced. In addition, third parties may challenge, seek to invalidate, limit the scope of or circumvent any of our patents, once they are issued. Thus, any patents that we own or license from third parties or joint venture or development partners may not provide any protection against competitors. Any patent applications that we have filed or that we may file in the future, or those we may license from third parties or joint venture or development partners, may not result in patents being issued. Moreover, disputes between our licensing or joint development partners and us may arise over license scope, or ownership, assignment, inventorship and/or rights to use or commercialize patent or other proprietary rights, which may adversely impact our ability to obtain and protect our proprietary technology and products. Also, patent rights may not provide us with adequate proprietary protection or competitive advantages against competitors with similar technologies or products.

Patent protection for our anti-CD19 T-cell therapy product candidate may not be available and may be subject to infringement claims in China and other countries.

Although we have entered into a worldwide licensing and commercialization rights agreement with Juventas Cell Therapy Ltd., a China-based domestic company, for an autologous anti-CD19 T-cell therapy product candidate, Juventas retains ownership of, and all other rights to, the intellectual property rights associated with this product candidate. As a result, we are dependent on Juventas  to ensure that its proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.  Juventas has not filed patent applications covering this product candidate in China or in other countries.  Accordingly, even if we are successful in commercializing an anti-CD19 T-cell therapy in China, Juventas may be unable to obtain intellectual property rights in China or in other countries, including the United States.  As a result, we may be unable to prevent other companies from competing with us or alleging infringement by competitors. The lack of patent protection may limit our ability to sell our product and may severely and adversely affect our financial results, business and business prospects.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business.

In addition, third parties may assert patent or other intellectual property infringement claims against us, Juventas, or our other licensors arising  from the manufacture, use and sale of our current or future product candidates in China or in any other jurisdictions we ultimately commercialize in.  The validity of our current or future patents or patent applications or those of our licensors may be challenged in litigation, interference or derivation proceedings, opposition, post grant review, inter partes review, or other similar enforcement and revocation proceedings, provoked by third parties or brought by us. Our patents could be found invalid, unenforceable, or their scope significantly reduced.

An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

We have agreed not to develop or seek to commercialize any T-cell therapy product specifically binding to CD19.

Under the terms of our license agreement with Juventas Cell Therapy Ltd., unless otherwise agreed to by Juventas or specifically permitted under the license, we have agreed not to develop or seek to commercialize any other T-cell therapy product specifically binding to CD19 during the term of the license agreement and for three years thereafter.  We also have agreed not to market or sell any such products during this period of time.  As a result, we may not be able to develop or collaborate on other similar T-cell therapy products that could lead to a  viable commercial product and could cause us to miss valuable future opportunities thus potentially severely and adversely affect our financial results, business and business prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

1.1	Open Market Sale Agreement SM by and between CASI Pharmaceuticals, Inc. and Jefferies LLC dated July 19, 2019 (incorporated by reference from Exhibit 1.1 to our Current Report on Form 8-K filed on (July 19, 2019)
1.2	Amendment No. 1 to Common Stock Sales Agreement by and between CASI Pharmaceuticals, Inc. and H.C. Wainwright & Co., LLC dated July 19, 2019 (incorporated by reference from Exhibit 1.3 to our Current Report on Form 8-K filed on July 19, 2019)
3.1	Amended and Restated Certificate of Incorporation**
10.1	Exclusive License Agreement by and between CASI Pharmaceuticals, Inc. and Juventas Cell Therapy Ltd. effective June 15, 2019 +**
10.2	Investment Agreement in respect of Juventas Cell Therapy Ltd. executed June 15, 2019+**
31.1	Rule 13a-14(a) Certification of Chief Executive Officer**
31.2	Rule 13a-14(a) Certification of Chief Financial Officer**
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Chief Financial Officer**
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2019 and 2018, (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the Three and Six Months Ended June 30, 2019 and 2018, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.**

+            Certain portions of this exhibit have been omitted based upon a request for confidential treatment under 17 C.F.R. §§200.80(b)(4) and 230.406. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the SEC pursuant to our confidential treatment request.

**          Filed Herewith

EXHIBIT INDEX

1.1	Open Market Sale Agreement SM by and between CASI Pharmaceuticals, Inc. and Jefferies LLC dated July 19, 2019 (incorporated by reference from Exhibit 1.1 to our Current Report on Form 8-K filed on (July 19, 2019)
1.2	Amendment No. 1 to Common Stock Sales Agreement by and between CASI Pharmaceuticals, Inc. and H.C. Wainwright & Co., LLC dated July 19, 2019 (incorporated by reference from Exhibit 1.3 to our Current Report on Form 8-K filed on July 19, 2019)
3.1	Amended and Restated Certificate of Incorporation**
10.1	Exclusive License Agreement by and between CASI Pharmaceuticals, Inc. and Juventas Cell Therapy Ltd. effective June 15, 2019 +**
10.2	Investment Agreement in respect of Juventas Cell Therapy Ltd. executed June 15, 2019+**
31.1	Rule 13a-14(a) Certification of Chief Executive Officer**
31.2	Rule 13a-14(a) Certification of Chief Financial Officer**
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Chief Financial Officer**
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2019 and 2018, (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the Three and Six Months Ended June 30, 2019 and 2018, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.**

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

CASI PHARMACEUTICALS, INC.
(Registrant)

Date: August 9, 2019	/s/ Wei-Wu He
Wei-Wu He
Chief Executive Officer

Date: August 9, 2019	/s/George Chi
George Chi
Chief Financial Officer

