Form 10-Q
period 2019-09-30
CASI Pharmaceuticals, Inc.
filed 2019-11-12
CIK 895051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at November 6, 2019
Common Stock $.01 Par Value	96,346,475

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

Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made, and no duty to update forward-looking statements is assumed. Actual results could differ materially from those currently anticipated due to a number of factors, including: the difficulty of executing our business strategy in China; our lack of experience in manufacturing products and uncertainty about our resources and capabilities to do so on a clinical or commercial scale; risks relating to the commercialization, if any, of our products and proposed products (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks); our inability to predict when or if our product candidates will be approved for marketing by the FDA, NMPA, or other regulatory authorities; our inability to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates or future candidates; the volatility in the market price of our common stock; risks relating to the need for additional capital and the uncertainty of securing additional funding on favorable terms; risks associated with CID-103, CNCT19, and our other early-stage products under development; risks that result in preclinical and early clinical models are not necessarily indicative of later clinical results; uncertainties relating to preclinical and clinical trials, including delays to the commencement of such trials; our ability to protect our intellectual property rights; the lack of success in the clinical development of any of our products; and our dependence on third parties. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. Additional information about the factors and risks that could affect our business, financial condition and results of operations, are contained in our filings with the U.S. Securities and Exchange Commission, which are available at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2019	December 31, 2018
		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$63,241	$84,205
Investment in equity securities, at fair value	557	912
Accounts receivable, net of allowance	2,643	-
Inventories	2,565	283
Prepaid expenses and other	4,356	7,165
Total current assets	73,362	92,565

Property and equipment, net	1,374	1,751
Intangible assets, net	17,268	18,785
Long-term investments	14,038	-
Other assets	3,028	310
Total assets	$109,070	$113,411

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,827	$968
Accrued liabilities	2,121	1,406
Note payable, net of discount	-	1,499
Total current liabilities	6,948	3,873

Other liabilities	1,292	74
Total liabilities	8,240	3,947

Commitments and contingencies (Note 16)
Redeemable noncontrolling interest, at redemption value (Note 8)	20,459	-

Stockholders' equity:
Preferred stock, $1.00 par value: 5,000,000 shares authorized and 0 shares issued and	-	-
outstanding
Common stock , $.01 par value: 250,000,000 shares and 170,000,000 shares authorized at September 30, 2019 and December 31, 2018, respectively; 96,418,603 shares and 95,366,813 shares issued at September 30, 2019 and December 31, 2018, respectively; 96,339,058 shares and 95,287,268 shares outstanding at September 30, 2019 and December 31, 2018, respectively
	964	954
Additional paid-in capital	603,378	596,712
Treasury stock, at cost: 79,545 shares held at September 30, 2019 and December 31, 2018	(8,034)	(8,034)
Accumulated other comprehensive loss	(3,863)	(1,227)
Accumulated deficit	(512,074)	(478,941)
Total stockholders' equity	80,371	109,464
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$109,070	$113,411

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues:
Product sales	$2,749	$-	$2,749	$-
Lease income	38	-	38	-
Total revenues	2,787	-	2,787	-

Costs and expenses:
Costs of goods sold	2,648	-	2,648	-
Research and development	1,829	1,806	7,423	5,233
General and administrative	7,977	6,905	20,669	12,250
Selling and marketing	975	-	975	-
Acquired in-process research and development	-	-	5,849	687
Total costs and expenses	13,429	8,711	37,564	18,170

Loss from operations	(10,642)	(8,711)	(34,777)	(18,170)
Non-operating income/(expense):
Interest income, net	414	11	783	30
Foreign exchange gains	719	-	1,269	-
Change in fair value of investment in equity securities	(160)	(56)	(355)	(67)
Net loss	(9,669)	(8,756)	(33,080)	(18,207)
Less: (loss)/ income attributable to redeemable noncontrolling interest	(23)	-	53	-
Net loss attributable to CASI Pharmaceuticals, Inc.	$(9,646)	$(8,756)	$(33,133)	$(18,207)

Net loss per share (basic and diluted)	$(0.10)	$(0.10)	$(0.35)	$(0.22)
Weighted average number of common shares outstanding (basic and diluted)	95,891	86,594	95,753	81,457

Comprehensive loss:
Net loss	$(9,669)	$(8,756)	$(33,080)	$(18,207)
Foreign currency translation adjustment	(1,836)	(685)	(2,636)	(1,225)
Total comprehensive loss	$(11,505)	$(9,441)	$(35,716)	$(19,432)
Less: Comprehensive (loss)/income attributable to redeemable noncontrolling interest	(23)	-	53	-
Comprehensive loss attributable to common stockholders	$(11,482)	$(9,441)	$(35,769)	$(19,432)

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

							Accumulated
						Additional	Other
	Preferred Stock		Common Stock		Treasury	Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Loss	Deficit	Total
Balance at June 30, 2019	-	$-	95,717,052	$958	$(8,034)	$600,569	$(2,027)	$(502,428)	$89,038
Accretion of redeemable noncontrolling interest	-	-	-	-	-	(245)	-	-	(245)
Issuance of common stock for options exercised	-	-	45,875	-	-	75	-	-	75
Issuance of common stock from exercise of warrants	-	-	576,131	6	-	968	-	-	974
Stock-based compensation expense, net of forfeitures	-	-	-	-	-	2,011	-	-	2,011
Foreign currency translation adjustment	-	-	-	-	-	-	(1,836)	-	(1,836)
Net loss attributable to CASI Pharmaceuticals, Inc.	-	-	-	-	-	-	-	(9,646)	(9,646)
Balance at September 30, 2019	-	$-	96,339,058	$964	$(8,034)	$603,378	$(3,863)	$(512,074)	$80,371

							Accumulated
						Additional	Other
	Preferred Stock		Common Stock		Treasury	Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Loss	Deficit	Total
Balance at December 31, 2018	-	$-	95,287,268	$954	$(8,034)	$596,712	$(1,227)	$(478,941)	$109,464

Accretion of redeemable noncontrolling interest	-	-	-	-	-	(406)	-	-	(406)
Issuance of common stock for options exercised	-	-	64,137	1	-	113	-	-	114
Repurchase of stock options to satisfy tax withholding obligations	-	-	-	-	-	(12)	-	-	(12)
Issuance of common stock from exercise of warrants	-	-	987,653	9	-	1,659	-	-	1,668
Stock issuance costs	-	-	-	-	-	(8)	-	-	(8)
Stock-based compensation expense, net of forfeitures	-	-	-	-	-	5,320	-	-	5,320
Foreign currency translation adjustment	-	-	-	-	-	-	(2,636)	-	(2,636)
Net loss attributable to CASI Pharmaceuticals, Inc.	-	-	-	-	-	-	-	(33,133)	(33,133)
Balance at September 30, 2019	-	$-	96,339,058	$964	$(8,034)	$603,378	$(3,863)	$(512,074)	$80,371

							Common	Accumulated
						Additional	Stock to	Other
	Preferred Stock		Common Stock		Treasury	Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Be Issued	Loss	Deficit	Total

Balance at June 30, 2018		$-	86,509,487	$866	$(8,034)	$552,093	$57	$(540)	$(460,921)	$83,521
Issuance of common stock and warrants pursuant to financing agreements	-	-	6,809,699	68	-	36,432	-	-	-	36,500
Issuance of common stock for options exercised	-	-	32,600	-	-	81	-	-	-	81
Repurchase of stock options to satisfy tax withholding obligations	-	-	-	-	-	(63)	-	-	-	(63)
Issuance of common stock from exercise of warrants	-	-	49,162	1	-	184	-	-	-	185
Common stock to be issued	-	-	-	-	-	-	943	-	-	943
Stock issuance costs	-	-	-	-	-	(110)	-	-	-	(110)
Stock-based compensation expense, net of forfeitures	-	-	-	-	-	1,705	-	-	-	1,705
Foreign currency translation adjustment	-	-	-	-	-	-	-	(685)	-	(685)
Net loss attributable to CASI Pharmaceuticals, Inc.	-	-	-	-	-	-	-	-	(8,756)	(8,756)
Balance at September 30, 2018		$-	93,400,948	$935	$(8,034)	$590,322	$1,000	$(1,225)	$(469,677)	$113,321

								Accumulated
						Additional	Common	Other
	Preferred Stock		Common Stock		Treasury	Paid-in	Stock to	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Be Issued	Loss	Deficit	Total
Balance at December 31, 2017	-	$-	69,822,080	$699	$(8,034)	$498,577	$-	$-	$(452,702)	$38,540

Correction of immaterial error in prior year and cumulative effect adjustment due to the adoption of ASU 2016-01	-	-	-	-	-	-	-	-	1,232	1,232
Issuance of common stock and warrants pursuant to financing agreements	-	-	22,385,038	224	-	86,766	-	-	-	86,990
Issuance of common stock for options exercised	-	-	139,683	1	-	257	-	-	-	258
Repurchase of stock options to satisfy tax withholding obligations	-	-	-	-	-	(117)	-	-	-	(117)
Issuance of common stock from exercise of warrants	-	-	1,054,147	11	-	2,077	-	-	-	2,088
Common stock to be issued	-	-	-	-	-	-	1,000	-	-	1,000
Stock issuance costs	-	-	-	-	-	(756)	-	-	-	(756)
Stock-based compensation expense, net of forfeitures	-	-	-	-	-	3,518	-	-	-	3,518
Foreign currency translation adjustment	-	-	-	-	-	-	-	(1,225)	-	(1,225)
Net loss attributable to CASI Pharmaceuticals, Inc.	-	-	-	-	-	-	-	-	(18,207)	(18,207)
Balance at September 30, 2018	-	$-	93,400,948	$935	$(8,034)	$590,322	$1,000	$(1,225)	$(469,677)	$113,321

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,080)	$(18,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization for property and equipment	561	250
Net loss on disposal of property and equipment	1	5
Amortization of intangible assets	1,182	945
Loss on disposal of intangible assets	48	-
Stock-based compensation expense	5,320	3,518
Acquired in-process research and development	5,849	553
Change in fair value of investment in equity securities	355	67
Non-cash interest	1	1
Changes in operating assets and liabilities:
Accounts receivable	(2,643)	-
Inventory	(2,282)	(430)
Prepaid expenses and other assets	2,931	(611)
Accounts payable	3,877	(327)
Payable to related party	-	652
Accrued liabilities and other liabilities	(545)	146
Net cash used in operating activities	(18,425)	(13,438)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of furniture and equipment	-	1
Purchases of property and equipment	(390)	(862)
Cash paid to acquired in-process research and development	(5,849)	-
Cash paid to acquire equity securities in Black Belt Tx Limited	(2,250)	-
Cash paid to acquire equity securities in Juventas Cell Therapy Ltd	(11,788)	-
Acquisition of Abbreviated New Drug Applications and related items	-	(18,608)
Net cash used in investing activities	(20,277)	(19,469)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(1,500)	-
Stock issuance costs	(8)	(756)
Proceeds from sale of common stock and warrants	-	86,990
Proceeds from sale of common stock to be issued	-	1,000
Cash contribution from redeemable noncontrolling interest	20,000	-
Proceeds from exercise of stock options	114	258
Repurchase of stock options to satisfy tax withholding obligations	(12)	(117)
Proceeds from exercise of warrants	1,668	2,088
Payment of deferred offering costs	(369)	-
Net cash provided by financing activities	19,893	89,463

Effect of exchange rate change on cash and cash equivalents	(2,155)	(1,179)
Net increase (decrease) in cash and cash equivalents	(20,964)	55,377

Cash and cash equivalents at beginning of period	84,205	43,490
Cash and cash equivalents at end of period	$63,241	$98,867

Supplemental disclosure of cash flow information:
Interest paid	$30	$-
Income taxes paid	$-	$-

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

CASI is a U.S. biopharmaceutical company focused on developing and commercializing innovative therapeutics and pharmaceutical products, with a product portfolio that includes approved and investigational assets.  Our operations in China are conducted through our wholly-owned subsidiary, CASI Pharmaceuticals (Beijing) Co., Ltd. (“CASI China”), which is located in Beijing, China. The Company recently launched its first commercial product EVOMELA® (Melphalan for Injection) in China and has a pipeline that includes (i) an autologous CD19 CAR-T investigative product (CNCT19) being developed for the treatment of B-ALL and B-NHL; (ii) exclusive development and commercialization rights to CID-103, an anti-CD38 monoclonal antibody being developed; (iii) exclusive greater China rights to two U.S. Food and Drug Administration (FDA)-approved hematology oncology drugs, consisting of ZEVALIN® (Ibritumomab Tiuxetan) and MARQIBO® (Vincristine Sulfate Liposome Injection); (iv) China rights to an octreotide long acting injectable (LAI) microsphere formulation indicated for the treatment of certain symptoms associated with particular neuroendocrine cancers and acromegaly, and to a novel formulation of thiotepa, which has multiple indications and a long history of established use in the hematology/oncology setting.  In addition, the Company also maintains a portfolio of FDA-approved abbreviated new drug applications (“ANDAs”) and is currently assessing the development plan in China for a select subset.  The Company has established and continues to expand its operational expertise and execution capability as it continues to further enhance its product and pipeline portfolio.

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, in which CASI, directly or indirectly, has a controlling financial interest. These subsidiaries include Miikana Therapeutics, Inc. (“Miikana”), CASI China, CASI Pharmaceuticals (Wuxi) Co., Ltd. (“CASI Wuxi”), and CASI Biopharmaceuticals (WUXI) Co., Ltd. (“CASI Biopharmaceuticals”). CASI China is a non-stock Chinese entity with 100% of its interest owned by CASI. CASI China received approval for a business license from the Beijing Industry and Commercial Administration in August 2012 and has operating facilities in Beijing. CASI Wuxi was established on December 26, 2018 in China to develop a future manufacturing facility in China. CASI Biopharmaceuticals is a wholly owned subsidiary of CASI Wuxi and was established in April 2019. The Company controls CASI Wuxi through 80% voting rights (see Note 8). Accordingly, the financial statements of CASI Wuxi have been consolidated in the Company’s consolidated financial statements since its inception. All inter-company balances and transactions have been eliminated in consolidation. The Company currently operates in one operating segment, which is the development of innovative therapeutics addressing cancer and other unmet medical needs for the global market.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such condensed consolidated financial statements do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying December 31, 2018 financial information was derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other future period. For further information, refer to the Company’s audited consolidated financial statements and footnotes thereto included in its Form 10-K for the year ended December 31, 2018.

Certain line items in the prior-year unaudited condensed consolidated statement of cash flows relating to the acquired in-process research and development and inventory have been reclassified to conform to the December 31, 2018 presentation resulting in an increase in net cash used in operating activities and a decrease in net cash used in investing activities by $564,000 for the nine months ended September 30, 2018. Inventory in the amount of $283,000 as of December 31, 2018, which was included in prepaid expenses and other, has been separately presented on the condensed consolidated balance sheet as of December 31, 2018.

Liquidity Risks and Management’s Plans

Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $512.1 million as of September 30, 2019.   The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing research, clinical and product development activities.

Taking into consideration the cash balance as of September 30, 2019, the Company believes that it has sufficient resources to fund its operations at least through November 12, 2020. As of September 30, 2019, approximately $5.6 million of the Company’s cash balance was held by CASI China, and approximately $28.5 million was held by CASI Wuxi. The Company intends to continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements.

2.	Recent Developments

New License and Investment Agreements

Black Belt Therapeutics Limited:

In April 2019, the Company entered into a license agreement with Black Belt Therapeutics Limited (“Black Belt”) for exclusive worldwide rights to the investigational anti-CD38 monoclonal antibody (Mab) TSK011010. The development code for TSK011010 has been changed to CID-103 to reflect the change of ownership. CID-103 is at the IND/IMPD submission stage of development, with a Phase 1 study targeted to start in 2020. CASI is responsible for all development and commercialization activities of the CID-103. Under the terms of the agreement, CASI obtained global rights to CID-103 for an upfront payment of 5 million euros ($5,657,500) as well as certain milestone and royalty payments. Because CID-103 underlying the acquired rights has not reached technological feasibility and has no alternative uses, the Company expensed 5 million euros as acquired in-process research and development in the accompanying condensed consolidated statement of operations and comprehensive loss  for the nine months ended September 30, 2019.

The Company also invested 2 million euros ($2,249,600), representing 15% shareholding, as an equity investment in Black Belt TX Ltd, a newly established company of Black Belt focusing on novel immuno-oncology targets (see Note 4).

Juventas Cell Therapy:

In June 2019, the Company entered into a license agreement for exclusive worldwide license and commercialization rights to an autologous anti-CD19 T-cell therapy product (CNCT19) from Juventas Cell Therapy Ltd. (“Juventas”). Juventas is a China-based domestic company located in Tianjin City, China engaged in cell therapy. Juventas will continue to be responsible for the clinical development and regulatory submission and maintenance of CNCT19 with CASI’s participation on the joint steering committee. CASI will be responsible for the launch and commercialization of CNCT19 and for the payment of certain future development milestones and sales royalties. CNCT19 was engineered from the CD19 CAR-T, and is used to treat cancer patients with acute lymphoblastic leukemia and relapsed non-Hodgkin lymphoma. CNCT19 is at the clinical trial application review stage. Our partner Juventas intends to start a Phase 1 study in late 2019 or early 2020. Through our exclusive commercial collaboration with Juventas, we are targeting to launch the first domestically developed and manufactured CD19 CAR-T in China.

All contingent payments will be recognized when the subsequent milestones are probable to be met (see Note 16). CASI Biopharmaceuticals also invested RMB 80 million (approximately $11.6 million), representing 16.3% shareholding, as an equity investment in Juventas (see Note 4).

Sales of EVOMELA:

In December 2018, CASI received China National Medical Products Administration (NMPA) approval of EVOLEMA for the use as a high-dose conditioning treatment prior to hematopoietic progenitor (stem) cell transplantation in patients with multiple myeloma, and the palliative treatment of patients with multiple myeloma for whom oral therapy is not appropriate. In March 2019, CASI entered into an exclusive distribution agreement with China Resources Guokang Pharmaceuticals Co., Ltd. (“CRGK” or the “distributor”), pursuant to which it is the sole customer and distributor for the sale of EVOMELA in China. Commercial sales of EVOMELA were launched in August 2019. For the three months and nine months ended September 30, 2019, the Company recognized $2.7 million of revenues from sales of EVOMELA under this arrangement.

3.	Summary of Significant Accounting Policies

Revenue Recognition

Product sales recognized in the condensed consolidated statements of operations is considered “revenue from contracts with customers” and, accordingly, the Company recognizes revenue using the following steps:

•	Identification of the contract, or contracts, with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price, including the identification and estimation of variable consideration;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when we satisfy a performance obligation.

The Company recognizes revenue on sales of EVOMELA when the control of the product is transferred to the distributor, which occurs upon delivery of the product to the distributor, in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for the product, excluding amounts collected on behalf of third parties (e.g. value-added taxes). Payment terms for these sales are due within 90 days. The arrangement does not include any variable consideration.

The costs of assurance type warranties that provide the customer the right to exchange purchased product that does meet appropriate quality standards are recognized when they are probable and are reasonably estimable. As of September 30, 2019, the Company did not incur, and therefore did not defer, any material costs to obtain or fulfill contracts. The Company did not have any contract assets or contract liabilities as of September 30, 2019.

Costs of Goods Sold

Cost of goods sold consists primary of EVOMELA commercial drug supply costs, operational costs, and sales-based royalties related to the sale of EVOMELA.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company’s significant accounting estimates relate to accounting policies for fair value determination and recoverability of intangible assets, net realizable value and obsolescence allowance for inventory, clinical trial accruals, deferred tax assets and valuation allowance, allowance for doubtful accounts, and stock-based arrangements. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results may differ from those estimates, and such differences may be material to the consolidated financial statements.

Foreign Currency Translation and Transactions

Assets and liabilities of the Company’s PRC subsidiaries are translated into US$ using the exchange rates in effect at the consolidated balance sheet date. The revenues and expenses of these entities are translated into US$ at the weighted average exchange rates for the period. The resulting translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of shareholders’ equity.

Transactions denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing on the transaction dates. Foreign currency denominated financial assets and liabilities are remeasured at the exchange rates prevailing at the balance sheet date. Net gains or losses resulting from foreign currency denominated transactions are recorded in foreign exchange gain (losses) in the consolidated statements of operations.

Accounts Receivable and Credit Concentration

CRGK is the sole customer for the sale of the Company’s EVOMELA product in China. All consolidated revenue for the three and nine months ended periods ended September 30, 2019 were generated from sales to CRGK in China, and all the Company’s accounts receivable balance as of September 30, 2019 was from CRGK.

The Company extends credit to CRGK on an unsecured basis and maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable. In establishing the required allowance, management considers the historical losses, customer’s financial condition, the amount of accounts receivables in dispute, the accounts receivables aging and the customer’s payment pattern. The Company determined that no allowance for doubtful accounts was necessary as of September 30, 2019.

New Accounting Pronouncements

Recently Adopted Pronouncements

Effective January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”). The guidance amends the accounting requirements for leases and requires lessees to recognize assets and liabilities related to long-term leases on the balance sheets and expands disclosure requirements regarding leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. The Company adopted this guidance effective January 1, 2019 using the following practical expedients:

•	the Company did not reassess if any expired or existing contracts are or contain leases;

•	the Company did not reassess the classification of any expired or existing leases.

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

4.	Investment in Equity Securities, at fair value and long-term investments

The Company has an equity investment in the common stock of a publicly traded company. The fair value of this security was measured using its quoted market price, a Level 1 input as of September 30, 2019 and December 31, 2018 (see Note 13). The following table summarizes the Company’s investment as of September 30, 2019:

(In thousands) Description	Classification	Cost	Gross unrealized gains	Aggregate fair value
Common stock	Investment	$-	$557	$557

Unrealized losses on the Company’s equity investment for the nine months ended September 30, 2019 and 2018 were $355,000 and $67,000, respectively, and are recognized as change in fair value of investment in equity securities in the accompanying condensed consolidated statements of operations and comprehensive loss.

In April 2019, in conjunction with its license agreement entered into with Black Belt, the Company made a 2 million euro ($2,249,600) equity investment in a newly established, privately held UK Company (see Note 2).

In June 2019, in conjunction with its license agreement entered into with Juventas, the Company, through its China subsidiary, made a RMB 80 million ($11,788,000) equity investment in Juventas, a privately held, China-based company (see Note 2).

As the Company does not have significant influence over operating and financial policies of Black Belt TX Ltd and Juventas, and the equity interests do not have readily determinable fair value, the investments in Black Belt TX Ltd and Juventas are stated at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. The Company did not record any adjustments or impairments during the quarter ended September 30, 2019.

5.	Inventories

Inventories consist of EVOMELA finished goods and raw materials to be used in production of ANDAs and are stated at the lower of cost or net realizable value. Cost is determined using a first-in, first-out method.

The carrying value of finished goods inventory was approximately $2.4 million and raw materials was approximately $180,000 as of September 30, 2019, and the carrying value of raw materials was approximately $280,000 as of December 31, 2018, which are included in “Inventories” in the accompanying condensed consolidated balance sheets.

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

The Company has made certain accounting policy elections whereby it (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combines lease and non-lease components for facilities leases, which primarily relate to ancillary expenses such as common area maintenance charges and management fees of its operating leases. Operating lease ROU assets are included in other assets (noncurrent) and operating lease liabilities (see below) are included in accrued liabilities and other liabilities (noncurrent) in the condensed consolidated balance sheets as of September 30, 2019. As of September 30, 2019, the Company did not have any finance leases.

All of the Company’s existing leases as of September 30, 2019 are classified as operating leases. As of September 30, 2019, the Company has four material operating leases for facilities and office equipment with remaining terms expiring from 2021 through 2022 and a weighted average remaining lease term of 2.29 years. The Company has fair value renewal options for many of the Company’s existing leases, none of which have considered reasonably certain of being exercised or included in the minimum lease term. Discount rates used in the calculation of the lease liability is 5.4%. The discount rates reflect the estimated incremental borrowing rate, which includes an assessment of the credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to the lease payments in a similar economic environment.

Rent expense for the nine months ended September 30, 2019 consisted of approximately $957,000 of total operating lease cost. There was no variable lease costs or sublease income for the nine months ended September 30, 2019.

The impact of Topic 842 on the September 30, 2019 condensed consolidated balance sheet was as follows:

(In thousands)	September 30, 2019
Other assets	$2,361

Accrued liabilities	1,136
Other liabilities	1,292
Total lease liabilities	$2,428

Supplemental cash flow information related to leases was as follows:

Nine Month Period ended
(In thousands)	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$957

Right of use assets obtained in exchange for lease obligations:	$2,361

A maturity analysis of our operating leases as of September 30, 2019 follows:

Future undiscounted cash flows:

(In thousands)
2019 (remaining three months)	$333
2020	1,337
2021	892
2022	190
Thereafter	-
Total	2,752

Discount factor	(324)
Lease liability	2,428
Amounts due within 12 months	1,136
Non-current lease liability	$1,292

In 2018 the Company entered into a lease on behalf of CASI Wuxi. As of September 30, 2019, the underlying asset of the lease has not been made available for use by the Company. The minimum lease payments for this lease, totaling approximately $3,789,000, beginning in November 2019 and expiring in 2024, are not included in the above table.

As previously disclosed in the consolidated financial statements for the year ended December 31, 2018 and under the previous lease standard (Topic 840), future minimum annual lease payments for the years subsequent to December 31, 2018 and in aggregate are as follows:

(In thousands)
2019	$1,312
2020	1,297
2021	857
2022	130
Thereafter	-
Total minimum payments	$3,596

Rental expense for the year ended December 31, 2018 was approximately $916,000.

7.	Intangible Assets

Intangible assets include ANDAs that were acquired as part of 2018 asset acquisitions and include for previously US marketed generic products and capitalized cost related to a cloud computing arrangement (CCA). These intangible assets were originally recorded at relative estimated fair values based on the purchase price for the asset acquisitions and are stated net of accumulated amortization.

The ANDAs are being amortized over their estimated useful lives of 13 years, using the straight-line method. Management reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in a manner similar to that for property and equipment. Loss on disposal of $48,000 related to the withdrawal of ANDAs was recognized in the three months ended March 31, 2019 and classified as research and development expenses. The cloud computing arrangement is being amortized over its useful life of 5 years.

Net definite-lived intangible assets at September 30, 2019, excluding the withdrawn ANDAs discussed above consists of the following:

(In thousands)

Asset	Purchase Price	Accumulated Amortization	Estimated useful lives
ANDAs	$18,002	$(2,704)	13 years
TDF ANDA	2,035	(192)	13 years
Others	167	(40)	5 years
Total	$20,204	$(2,936)

The changes in intangible assets for the nine months ended September 30, 2019 are as follows:

(In thousands)

Balance as of December 31, 2018	$18,785
Additions	168
Disposal	(48)
Amortization expense	(1,182)
Foreign currency translation adjustment	(455)
Balance as of September 30, 2019	$17,268

Expected future amortization expense is as follows as of September 30, 2019:

(In thousands)
2019 (remaining three months)	$383
2020	1,532
2021	1,532
2022	1,532
2023	1,532
2024 and thereafter	10,757

8.	Redeemable Noncontrolling Interest

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

The investment of Wuxi LP in CASI Wuxi is treated as redeemable noncontrolling interest and is classified outside of permanent equity on the consolidated balance sheets because (1) the noncontrolling interest is not mandatorily redeemable financial instruments, and (2) it is redeemable at the option of the holder, or upon the occurrence of an event that is not solely within the control of the Company. The Company initially recorded the redeemable noncontrolling interest at its fair value of $20 million. The carrying amount of the redeemable noncontrolling interest is subsequently recorded at the greater of the amount of (1) the initial carrying amount, increased or decreased for the redeemable noncontrolling interest’s share of net income or loss in CASI Wuxi or (2) the redemption value, assuming the noncontrolling interest is redeemable at the balance sheet date. Accretion of the carrying amount of redeemable noncontrolling interest to the redemption value is recorded in additional paid-in capital.

Changes in redeemable noncontrolling interest during the three and nine month periods ended September 30, 2019 are as follows:

(In thousands)

	Three month period	Nine month period
Balance at beginning of period	$20,237	$-
Cash contribution by Wuxi LP		20,000
Share of CASI Wuxi net income (loss)	(23)	53
Accretion of redeemable noncontrolling interest	245	406
Balance as of September 30, 2019	$20,459	$20,459

9.	Stockholders’ Equity

Stock purchase warrants activity for the nine months ended September 30, 2019 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2019	11,781,825	$3.98
Issued	-	$-
Exercised	(987,653)	$1.69
Expired	-	$-
Outstanding at September 30, 2019	10,794,172	$4.19
Exercisable at September 30, 2019	10,794,172	$4.19

All outstanding warrants are equity classified.

Common Stock Sales Agreements

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

In 2018, the Company issued 143,248 shares under the Sales Agreement resulting in net proceeds to the Company of approximately $475,000. As of September 30, 2019, approximately $19.5 million remained available under the Sales Agreement.

On July 19, 2019, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (the “Open Market Agreement”). Pursuant to the terms of the Open Market Agreement, the Company may elect to sell from time to time, at its option, up to $30 million in shares of the Company’s common stock, through Jefferies LLC, as sales agent.

Any sales of shares pursuant to the Open Market Agreement will be made under the Company’s Registration Statement and the related prospectus supplement and the accompanying prospectus, as filed with the SEC on July 19, 2019. As of September 30, 2019, there have been no sales made under the Open Market Agreement.

10.	Net Loss Per Share

Net loss per share (basic and diluted) was computed by dividing net loss attributable to common stockholders, considering the accretions to redemption value of the redeemable noncontrolling interest, by the weighted average number of shares of common stock outstanding. Outstanding stock options and warrants totaling 29,457,753 and 31,810,540 as of September 30, 2019 and 2018, respectively, were anti-dilutive and, therefore, were not included in the computation of weighted average shares used in computing diluted loss per share.

The following table sets forth the basic and diluted net loss per share computation and provides a reconciliation of the numerator and denominator for the periods presented:

(In thousands, except per share data)	Nine Month Period ended September 30,
	2019	2018
Numerator:
Net loss	$(33,080)	$(18,207)
Accretion to redeemable non-controlling interest redemption value	(406)	-
Numerator for basic and diluted net loss per share calculation	(33,486)	(18,207)
Denominator:
Weighted average number of common shares	95,753	81,457
Denominator for basic and diluted net loss per share calculation	95,753	81,457
Net loss per share
—Basic and diluted	$(0.35)	$(0.22)

11.	Stock-Based Compensation

In June 2019, the Company’s stockholders approved an amendment to the 2011 Long-Term Incentive Plan, increasing the number of shares of common stock reserved for issuance from 20,230,000 to 25,230,000 to be available for grants and awards.

As of September 30, 2019, a total of 11,526,634 shares remained available for grant under the Company’s 2011 Long-Term Incentive Plan.

The Company’s net loss for the nine months ended September 30, 2019 and 2018 includes $5,320,000 and $3,518,000, respectively, of non-cash compensation expense related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	Nine Month Period ended September 30,
(In thousands)	2019	2018
Research and development	$359	$232
General and administrative	4,961	3,286
Share-based compensation expense	$5,320	$3,518

Compensation expense related to stock options is recognized over the requisite service period, which is generally the option vesting term of up to five years. Awards with performance conditions are expensed when it is probable that the performance condition will be achieved. For the nine months ended September 30, 2019, approximately $58,000 was expensed for share awards with performance conditions that became probable during that period. For the nine months ended September 30, 2018, approximately $31,000 was expensed for share awards with performance conditions that became probable during that period.

The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of service based and performance-based stock options granted to employees. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk- free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. Following are the weighted-average assumptions used in valuing the stock options granted to employees during the nine month periods ended September 30, 2019 and 2018:

	Nine Month Period ended September 30,
	2019	2018
Expected volatility	77.36%	78.79%
Risk free interest rate	1.87%	2.80%
Expected term of option	6.05 years	5.77 years
Expected dividend yield	0.00%	0.00%

The weighted average fair value of stock options granted during the nine month periods ended September 30, 2019 and 2018 were $2.20 and $4.51, respectively.

A summary of the Company's stock option plans and of changes in options outstanding under the plans during the nine month period ended September 30, 2019 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2019	18,429,308	$2.44
Exercised	(67,237)	$1.69
Granted	5,634,808	$3.00
Expired	(6,090)	$3.28
Forfeited	(1,327,208)	$1.07
Cancelled	(4,000,000)	$3.22
Outstanding at September 30, 2019	18,663,581	$2.55
Exercisable at September 30, 2019	11,579,326	$1.96

Cash received from option exercises under all share-based payment arrangements for the nine months ended September 30, 2019 and 2018 was $114,000 and $258,000, respectively.

In April 2019, a performance-based option award to the Company’s Chairman and CEO, covering 4 million shares of common stock was cancelled, which was accompanied by a concurrent grant of replacement award. The replacement grant of stock options was approved by the Company’s stockholders at the 2019 Annual Meeting on June 20, 2019. Under the terms of the grant, the Chairman and CEO received a stock option covering 4 million shares of common stock, at an exercise price of $2.85, vesting upon the earlier of (i) the completion of a transformative event by the Company as determined at the discretion of the Company’s compensation committee and (ii) April 2, 2021, the second anniversary of the date of his appointment as CEO. At the date of cancellation, the performance condition of the option award was not expected to vest based on the original vesting conditions, and therefore no compensation cost was recognized on the cancellation date.

12.	Income Taxes

At December 31, 2018, the Company had a $3.0 million unrecognized tax benefit. The Company recorded a full valuation allowance on the net deferred tax asset recognized in the consolidated financial statements as of December 31, 2018.

During the nine months ended September 30, 2019, there were no material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

The tax returns for all years in the Company’s major tax jurisdictions are not settled as of September 30, 2019. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), the Company treats all years’ tax positions as unsettled due to the taxing authorities’ ability to modify these attributes.

13.	Fair Value Measurements

The majority of the Company’s financial instruments (consisting principally of cash and cash equivalents, account receivable, accounts payable and accrued liabilities) are carried at cost which approximates their fair values due to the short-term nature of the instruments. The Company’s investment in equity securities is carried at fair value (see Note 4). The Company also had a note payable which was paid off during the three months ended September 30, 2019 (see Note 14). The notes payable was carried at amortized cost which approximates fair value due to its classification as a short-term note payable.

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

The following tables presents the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, by level within the fair value hierarchy:

(In thousands)

Description	Fair Value at September 30, 2019	Level 1	Level 2	Level 3
Investment in common stock	$557	$557	$-	$-

Description	Fair Value at December 31, 2018	Level 1	Level 2	Level 3
Investment in common stock	$912	$912	$-	$-

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

On July 1, 2019 the Company entered into a one-year equipment lease with Juventas for 80,000 RMB (approximately $15,000) a month, which is  classified as an operating lease. During the three months ended September 30, 2019, the Company recognized lease income of $38,000. The Company expects to recognize approximately $38,000 of additional lease income in 2019 and approximately $76,000 of additional lease income in 2020 related to this lease. There were no other material transactions with Juventas entered into during the nine months ended September 30, 2019.

The Company had certain product rights and perpetual exclusive licenses from Spectrum Pharmaceuticals, Inc. (“Spectrum”) to develop and commercialize EVOMELA (Melphalan Hydrochloride For Injection) (“EVOMELA”), ZEVALIN (Ibritumomab Tiuxetan) (“ZEVALIN”) and MARQIBO (Vincristine Sulfate Liposome Injection) (“MARQIBO”) in the greater China region. Spectrum is a greater than a 10% shareholder of the Company.

Based on the original licenses, the Company had supply agreements with Spectrum for the purchase of EVOMELA, ZEVALIN, and MARQIBO in China for quality testing purposes to support the Company’s application for import drug registration and for commercialization purposes. On March 1, 2019, Spectrum completed the sale of its portfolio of seven FDA-approved hematology/oncology products including EVOMELA, MARQIBO, and ZEVALIN to Acrotech Biopharma L.L.C. (“Acrotech”). The original supply agreements with Spectrum for EVOMELA, MARQIBO, and ZEVALIN were assumed by Acrotech; Spectrum agreed to continue with a short-term supply agreement for EVOMELA for the initial commercial product supply for the greater China region.

As part of the license arrangements with Spectrum, the Company issued to Spectrum a $1.5 million 0.5% secured promissory note originally due March 17, 2016, which was subsequently amended and extended to September 17, 2019. The Company paid this note and accrued interest in full during the three month period ended September 30, 2019.

In 2018, the Company entered into commercial purchase obligation commitments for EVOMELA from Spectrum totaling approximately $9.2 million under the short-term supply agreement for EVOMELA. As of September 30, 2019, the Company has paid $7.6 million relating to the manufacturing and purchase of the EVOMELA commercial product supply. These advance payments are included in the prepaid expenses and other in the accompanying condensed consolidated balance sheets, of which $3.1 million was recorded as of September 30, 2019 and $4.6 million recorded as of December 31, 2018. The Company also incurred estimated expenses of $2.6 million of other material costs related to EVOMELA for the three and nine month period ended September 30, 2019.

15.	Acrotech License Arrangements

The Company has certain product rights and perpetual exclusive licenses from Acrotech to develop and commercialize the following commercial oncology drugs and drug candidates in the greater China region (which includes China, Taiwan, Hong Kong and Macau) (the “Territories”):

-	Melphalan Hydrochloride For Injection (EVOMELA);

-	Ibritumomab Tiuxetan (ZEVALIN); and

-	Vincristine Sulfate Liposome Injection (MARQIBO).

CASI is responsible for developing and commercializing these three drugs in the Territories, including the submission of import drug registration applications and conducting confirmatory clinical trials as needed.

In March 2016, Spectrum, the former owner of EVOMELA, received notification from the U.S. Food and Drug Administration (“FDA”) of the grant of approval of its New Drug Application (NDA) for EVOMELA primarily for use as a high-dose conditioning treatment prior to hematopoietic progenitor (stem) cell transplantation in patients with multiple myeloma. In December 2016, the China National Medical Products Administration (“NMPA”) accepted for review the Company’s import drug registration application for EVOMELA and in 2017 granted priority review of the import drug registration clinical trial application (CTA). On December 3, 2018 the Company received NMPA’s approval for importation, marketing and sales in China for EVOMELA. The Company has in place an experienced commercial team with a successful track record to execute the commercial sales of EVOMELA that launched in August 2019. The Company is also preparing to undertake a required post approval commitment study in 2020.

The Company is in the process of advancing the development of ZEVALIN in China. In 2017, the NMPA accepted for review the Company’s import drug registration for ZEVALIN including both the antibody kit and the radioactive Yttrium-90 component. On February 12, 2019, the Company received NMPA’s approval of the Company’s CTA to conduct a registration trial to evaluate the efficacy and safety of ZEVALIN. The Company intends to initiate a ZEVALIN registration trial in China in 2020.

In 2016, the NMPA accepted for review the Company’s import drug registration application for MARQIBO. On March 4, 2019 the Company received NMPA’s approval of the Company’s MARQIBO CTA. The Company is currently evaluating the development strategy and options in an evolving standard of care environment for the approved niche indication.

16.	Commitments

In 2018, the Company entered into purchase obligation commitments for EVOMELA from Spectrum for approximately $9.2 million (see Note 14). All of these EVOMELA purchase commitments have been delivered as of October 2019.

In 2018, the Company committed to invest $80 million in CASI Wuxi, of which $21 million in cash was invested in February 2019 and ANDAs with fair value of $37 million were transferred in May 2019 (see Note 8).

In conjunction with both the Black Belt and Juventas agreements entered into during the three months ended June 30, 2019 (see Note 2), the Company is responsible for certain milestone and royalty payments. As of September 30, 2019, no milestones have been achieved.

17.	Subsequent Event

Pharmathen Global BV:

On October 29, 2019. the Company entered into an exclusive distribution agreement with Pharmathen Global BV for the development and distribution of octreotide long acting injectable (LAI) microsphere in China. Octreotide LAI formulations are considered a standard of care for the treatment of acromegaly and for the control of symptoms associated with certain neuroendocrine tumors. Pharmathen has received marketing authorization for its version of Octreotide LAI in Germany and the Czech Republic, and the regulatory submissions are currently under review in the UK and France. The Company anticipates starting the process for CTA submission to the China NMPA in 2019.

The terms of the agreement include an upfront payment of 1 million euros, and up to 2 million euros of additional milestone payments. CASI will be responsible for the development, import drug registration, product approval and commercialization in China. CASI has a 10-year non-royalty exclusive distribution period after the product launch at agreed supply costs for the first three years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

CASI is a U.S. biopharmaceutical company focused on developing and commercializing innovative therapeutics and pharmaceutical products, with a product portfolio that includes approved and investigational assets. Our operations in China are conducted through our wholly-owned subsidiary, CASI Pharmaceuticals (Beijing) Co., Ltd. (“CASI China”), which is located in Beijing, China. The Company recently launched its first commercial product EVOMELA (Melphalan Hydrochloride For Injection ) in China and has a pipeline that includes (i) a worldwide license and commercialization rights to an autologous CD19 CAR-T investigative product (CNCT19) being developed for the treatment of B-ALL and B-NHL; (ii) exclusive development and commercialization rights to CID-103, an anti-CD38 monoclonal antibody being developed; (iii) exclusive greater China rights to two approved hematology oncology drugs, consisting of ZEVALIN (Ibritumomab Tiuxetan) and MARQIBO (Vincristine Sulfate Liposome Injection); (iv) China rights to an octreotide long acting injectable (LAI) microsphere formulation indicated for the treatment of certain symptoms associated with  particular neuroendocrine cancers and acromegaly, and to a novel formulation of thiotepa, which has multiple indications and a long history of established use in the hematology/oncology setting.  In addition, the Company also maintains a portfolio of FDA-approved ANDAs and is currently assessing the development plan in China for a select subset.  The Company has established and continues to expand its operational expertise and execution capability as it continues to further enhance its product and pipeline portfolio.

We believe our product mix reflects a risk-balanced approach between products in various stages of development, between products that are branded and non-branded, and between products that are innovative. proprietary and generic. We intend to continue building a product pipeline of high-quality pharmaceuticals, as well as innovative drug candidates for development and commercialization in China and for the rest of the world.

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

In order to capitalize on the drug development and capital resources available in China, we are doing business in China through our wholly-owned China-based subsidiary that will execute the China portion of our drug development strategy, including conducting clinical trials in China, pursuing local funding opportunities and strategic collaborations, and implementing our commercial launches. In December 2018, we received NMPA approval of Melphalan Hydrochloride Injection (EVOMELA), for:

•	use as a high-dose conditioning treatment prior to hematopoietic progenitor (stem) cell transplantation in patients with multiple myeloma, and

•	the palliative treatment of patients with multiple myeloma for whom oral therapy is not appropriate.

The Company has in place an experienced commercial team with a successful track record to execute the commercial sales of EVOMELA that launched in August 2019.

Based on the original licenses, the Company had supply agreements with Spectrum for the purchase of EVOMELA, in China for quality testing purposes to support the Company’s application for import drug registration and for commercialization purposes. On March 1, 2019, Spectrum completed the sale of its portfolio of seven FDA-approved hematology/oncology products including EVOMELA to Acrotech Biopharma L.L.C. (“Acrotech”). The original supply agreement with Spectrum for EVOMELA were assumed by Acrotech; Spectrum agreed to continue with a short-term supply agreement for EVOMELA for the initial commercial product supply for the greater China region.

As part of the strategy to support our future clinical and commercial manufacturing needs and to manage our supply chain for certain products, on December 26, 2018, we established CASI Pharmaceuticals (Wuxi) Co., Ltd. (“CASI Wuxi”) to develop a future manufacturing facility in China. The site is currently in the design and engineering phase. Through CASI China, we will focus on the China market devoting more resources and investment going forward.

Since inception, the Company has incurred significant losses from operations and has incurred an accumulated deficit of $512.1 million as of September 30, 2019.   The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical and development activities.

Taking into consideration the cash balance as of September 30, 2019, the Company believes that it has sufficient resources to fund its operations at least through November 12, 2020. As of September 30, 2019, approximately $5.6 million of the Company’s cash balance was held by CASI China, and approximately $28.5 million was held by CASI Wuxi. The Company intends to continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements in China to support the Company’s dual-country approach to drug development.

Additional funds raised by issuing equity securities may result in dilution to existing stockholders.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018

Operating Items

Revenues

Product Sales

Revenues consist of product sales of EVOMELA that launched during August 2019. Revenue was $2.7 million for the nine months ended September 30, 2019 compared to $0 million for the nine months ended September 30, 2018.

Lease Income

Lease income consists primarily of an equipment lease with a Juventas (a related party). Lease income was $38,000 for the nine months ended September 30, 2019 compared to $0 for the nine months period ended September 30, 2018.

Operating Expenses

Cost of Goods Sold

Cost of goods sold consists primary of EVOMELA commercial drug supply costs, operational costs, sales-based royalties, and certain freight costs related to the sale of EVOMELA that launched in August 2019.

Costs of goods sold were $2.6 million for the nine months ended September 30, 2019 compared to $0 million for the nine months ended September 30, 2018. The increase is due to the launch of EVOMELA that occurred during August 2019. Cost of goods sold have been impacted by a transitional supply agreement that is in the process of being modified with an alternate manufacture. Cost of goods sold also was impacted by certain non-recurring charges associated with the startup production for the commercial launch. With the alternate supply line and the passing of start-up related charges, we expect the cost of good sold to be considerably reduced in the future.

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

Research and development expenses for the nine months ended September 30, 2019 were $7.4 million, compared with $5.2 million for the nine months ended September 30, 2018. The increase in R&D expenses primarily reflects higher regulatory costs associated with our ANDAs in 2019 and higher consulting and manufacturing related services.

Included in our research and development expenses for the nine months ended September 30, 2019 are direct project costs of $2.4 million related to our ANDAs acquired in 2018, $1.0 million for drugs in-licensed from Acrotech (previously Spectrum), $405,000 for preclinical development activities primarily related to the CID-103 program, and $542,000 for preclinical development activities related to a terminated immune-oncology program. Research and development expenses for the nine month period ended September 30, 2018 included direct project costs of $1.2 million related to our ANDAs acquired in January 2018, $558,000 for drugs in-licensed from Spectrum, and $1.3 million for preclinical development activities primarily related to a terminated immune-oncology program.

General and Administrative Expenses

General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services, investor relations and facilities.

General and administrative expenses for the nine months ended September 30, 2019 were $20.7 million, compared with $12.3 million for the nine months ended September 30, 2018. The increase was related to a combination of factors primarily related to the Company’s growth in China. These factors include an increase in salary, benefits and recruitment expense and facilities costs due to increases in head count to prepare for the anticipated launch of the Company’s first commercial product (EVOMELA), professional services fees (including audit and legal services), and an increase in non-cash stock compensation expense largely attributed to stock options issued to the President of CASI China and other employees.

Selling and Marketing Expenses

Selling and marketing expenses are the direct costs related to the sales of EVOMELA that was launched in China in August 2019 such as sales force salaries, commissions, advertising, and other marketing efforts.

Selling and marketing expenses for the nine months ended September 30, 2019 were $975,000, compared with $0 for the nine months ended September 30, 2018.

Acquired in-process Research and Development

Acquired in-process R&D expenses for the nine months ended September 30, 2019 were $5.9 million, compared with $0.7 million for the nine months ended September 30, 2018. The nine months ended September 30, 2019 amount included the acquired Black Belt license and the nine months ended September 30, 2018 expense included certain amounts associated with the acquired ANDAs in January 2018.

Non-Operating Items

Interest income, net

Interest income, net for the nine months ended September 30, 2019 was $783,000 compared with $30,000 for the nine months ended September 30, 2018. The increase in interest income is mainly due to higher cash balances and cash management strategies implemented by the Company during 2019.

Change in fair value of investment in equity securities

The change in fair value of investment in equity securities for the nine months ended September 30, 2019 and 2018 was $355,000 and $67,000 respectively. The changes represent unrealized losses on the Company’s equity investment securities.

Foreign exchange gains

Foreign exchange gains for the nine months ended September 30, 2019 was $1.3 million compared with $0 for the nine months ended September 30, 2018. The foreign exchange gains recorded in the condensed consolidated financial statements are primarily due to USD denominated cash accounts that are held by held by our Chinese subsidiaries and offset by trade receivable foreign exchange losses.

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018

Operating Items

Revenues

Product Sales

Revenues consist of product sales of EVOMELA that launched during August 2019. Revenue was $2.7 million for the three months ended September 30, 2019 compared to $0 million for the three months ended September 30, 2018.

Lease Income

Lease income consists primarily of an equipment lease with Juventas (a related party). Lease income was $38,000 for the three months ended September 30, 2019 compared to $0 for the three months period ended September 30, 2018.

Operating Expenses

Cost of Goods Sold

Cost of goods sold consist of EVOMELA commercial drug supply costs, certain employee costs directly related to the distribution of EVOMELA, operational costs, sales-based royalties, and certain freight costs related to the sale of EVOMELA that launched in August 2019.

Costs of goods sold were $2.6 million for the three months ended September 30, 2019 compared to $0 million for the three months ended September 30, 2018. The increase is due to the launch of EVOMELA that occurred during August 2019. Cost of goods sold have been impacted by a transitional supply agreement that is in the process of being modified with an alternate manufacture. Cost of goods sold also was impacted by certain non-recurring charges associated with the startup production for the commercial launch. With the alternate supply line and the passing of start-up related charges, we expect the cost of good sold to be considerably reduced in the future.

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

Research and development expenses for the three months ended September 30, 2019 were $1.8 million, compared with $1.8 million for the three months ended September 30, 2018.

Included in our research and development expenses for the three-month period ended September 30, 2019 are direct project costs of $540,000 related to our ANDAs acquired in 2018, $425,000 for drugs in-licensed from Acrotech (previously Spectrum), and $288,000 for preclinical development activities related to the CID-103 program. Research and development expenses for the three-month period ended September 30, 2018 included direct project costs of $398,000 related to our ANDAs acquired in January 2018, $242,000 for drugs in-licensed from Spectrum, and $433,000 for preclinical development activities primarily in China primarily related to a terminated immune-oncology program.

General and Administrative Expenses

General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services, investor relations and facilities.

General and administrative expenses for the three months ended September 30, 2019 were $8.0 million, compared with $6.9 million for the three months ended September 30, 2018. The increase is primarily due to support cost related to the launch of EVOMELA that occurred during the three months ended September 30, 2019.

Selling and Marketing Expenses

Selling and marketing expenses are the direct costs related to the sales of EVOMELA that was launched in August 2019, such as sales force salaries, commissions, advertising, and other marketing efforts.

Selling and marketing expenses for the three months ended September 30, 2019 were $975,000, compared with $0 for the three months ended September 30, 2018.

Non-Operating Items

Interest income, net

Interest income, net for the three months ended September 30, 2019 was $414,000, compared with $11,000 for the three months ended September 30, 2018. The increase in interest income is mainly due to higher cash balances and cash management strategies implemented by the Company during 2019.

Change in fair value of investment in equity securities

The change in fair value of investment in equity securities for the three months ended September 30, 2019 and 2018 was $160,000 and $56,000, respectively. The changes represent unrealized losses on the Company’s equity investment securities.

Foreign exchange gains

Foreign exchange gains for the three months ended September 30, 2019 was $719,000, compared with $0 for the three months ended September 30, 2018. The foreign exchange gains recorded in the condensed consolidated financial statements are primarily due to USD denominated cash accounts that are held by held by our Chinese subsidiaries and offset by trade receivable foreign exchange losses.

Research and Development Discussion

We expect the majority of our research and development expenses for the remainder of 2019 to be devoted to advancing our in-licensed products towards market approval, the technology transfer activities and regulatory support associated with our ANDA portfolio, and our early-stage candidates in preclinical development. We expect our expenses for the remainder of 2019 to increase based on our commercial, clinical development plans, and post marketing commitments. Completion of clinical development for the individual investigative products may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. We anticipate with the expansion and the development of our portfolio, along with other research activities, that R&D expenses will increase substantially over the next several years.

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

Our pipeline product candidates have also not yet achieved regulatory approval, which is required before we can market them as therapeutic products. In order to proceed to subsequent clinical trial stages and to ultimately achieve regulatory approval, regulatory agencies must conclude that our clinical data establish safety and efficacy. Historically, the results from preclinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs and biologics have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals.

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

 LIQUIDITY AND CAPITAL RESOURCES

To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses in 2019 and the foreseeable future. Based on our current plans, we expect our current available cash and cash equivalents to meet our cash requirements for at least through November 12, 2020.

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

At September 30, 2019, we had cash and cash equivalents of approximately $63.2 million, with working capital of approximately $66.9 million. As of September 30, 2019, approximately $5.6 million of the Company’s cash balance was held by the Company’s wholly-owned subsidiary in China and approximately $28.5 million was held by CASI Wuxi.

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

In 2018, the Company issued 143,248 shares under the Sales Agreement resulting in net proceeds to the Company of approximately $475,000. As of September 30, 2019, approximately $19.5 million remained available under the Sales Agreement.

On July 19, 2019, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (the “Open Market Agreement”). Pursuant to the terms of the Open Market Agreement, the Company may elect to sell from time to time, at its option, up to $30 million in shares of the Company’s common stock, through Jefferies LLC, as sales agent.

Any sales of shares pursuant to the Open Market Agreement will be made under the Company’s Registration Statement and the related prospectus supplement and the accompanying prospectus, as filed with the SEC on July 19, 2019. As of September 30, 2019, there have been no sales made under the Open Market Agreement.

INFLATION AND INTEREST RATE CHANGES

Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. and China interest rates. In this regard, changes in the U.S. and China interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact the total fair market value of our portfolio as of September 30, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of September 30, 2019 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

Investors should carefully consider the updated and restated risk factors included in Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on August 23, 2019 and incorporated herein by reference, as subsequently supplemented and updated by subsequent quarterly reports on Form 10-Q and current reports on Form 8-K, that we have filed or will file with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

1.1	Open Market Sale Agreement SM by and between CASI Pharmaceuticals, Inc. and Jefferies LLC dated July 19, 2019 (incorporated by reference from Exhibit 1.1 to our Current Report on Form 8-K filed on (July 19, 2019)
1.2	Amendment No. 1 to Common Stock Sales Agreement by and between CASI Pharmaceuticals, Inc. and H.C. Wainwright & Co., LLC dated July 19, 2019 (incorporated by reference from Exhibit 1.3 to our Current Report on Form 8-K filed on July 19, 2019)
3.1	Restated Certificate of Incorporation**
31.1	Rule 13a-14(a) Certification of Chief Executive Officer**
31.2	Rule 13a-14(a) Certification of Chief Financial Officer**
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Chief Financial Officer**
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2019 and 2018, (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2019 and 2018, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.**

**	Filed Herewith

EXHIBIT INDEX

1.1	Open Market Sale Agreement SM by and between CASI Pharmaceuticals, Inc. and Jefferies LLC dated July 19, 2019 (incorporated by reference from Exhibit 1.1 to our Current Report on Form 8-K filed on (July 19, 2019)
1.2	Amendment No. 1 to Common Stock Sales Agreement by and between CASI Pharmaceuticals, Inc. and H.C. Wainwright & Co., LLC dated July 19, 2019 (incorporated by reference from Exhibit 1.3 to our Current Report on Form 8-K filed on July 19, 2019)
3.1	Restated Certificate of Incorporation**
31.1	Rule 13a-14(a) Certification of Chief Executive Officer**
31.2	Rule 13a-14(a) Certification of Chief Financial Officer**
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Chief Financial Officer**
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2019 and 2018, (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2019 and 2018, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.**

**	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASI PHARMACEUTICALS, INC.
(Registrant)

Date: November 12, 2019	/s/ Wei-Wu He
Wei-Wu He
Chief Executive Officer

Date: November 12, 2019	/s/George Chi
George Chi
Chief Financial Officer