Form 10-Q
period 2020-03-31
CASI Pharmaceuticals, Inc.
filed 2020-05-11
CIK 895051

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at May 5, 2020
Common Stock $.01 Par Value	100,914,829

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

Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made, and no duty to update forward-looking statements is assumed. Actual results could differ materially from those currently anticipated due to a number of factors, including: the difficulty of executing our business strategy in China; our ability to design and implement a development plan for our ANDAs; the development of major public health concerns, including COVID-19 or other pandemics arising in China or elsewhere; our lack of experience in manufacturing products and uncertainty about our resources and capabilities to do so on a clinical or commercial scale; risks relating to the commercialization, if any, of our products and proposed products (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks); our inability to predict when or if our product candidates will be approved for marketing by the U.S. Food and Drug Administration (FDA), National Medical Products Administration (NMPA), or other regulatory authorities; our inability to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates or future candidates; the volatility in the market price of our common stock; risks relating to the need for additional capital and the uncertainty of securing additional funding on favorable terms; risks associated with CID-103, CNCT19, and our other early-stage products under development; risks that result in preclinical and early clinical models are not necessarily indicative of later clinical results; uncertainties relating to preclinical and clinical trials, including delays to the commencement of such trials; our ability to protect our intellectual property rights; the lack of success in the clinical development of any of our products; and our dependence on third parties. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

We caution readers not to place undue reliance on any forward-looking statements, which only relate to events or information as of the date made. Additional information about the factors and risks that could affect our business, financial condition and results of operations, are contained in our filings with the U.S. Securities and Exchange Commission, which are available at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2020	December 31, 2019 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$53,885	$53,621
Investment in equity securities, at fair value	610	625
Accounts receivable, net of $0 allowance for doubtful accounts	1,872	1,293
Inventories	2,009	4,542
Prepaid expenses and other	1,420	1,420
Total current assets	59,796	61,501

Property and equipment, net	826	985
Intangible assets, net	16,289	16,895
Long-term investments	14,038	14,038
Right of use assets	8,255	8,708
Other assets	281	504
Total assets	$99,485	$102,631

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,452	$5,113
Accrued liabilities	2,089	2,834
Total current liabilities	7,541	7,947

Other liabilities	704	1,019
Total liabilities	8,245	8,966

Commitments and contingencies (Note 16)
Redeemable noncontrolling interest, at redemption value (Note 8)	20,878	20,670

Stockholders' equity:
Preferred stock, $1.00 par value: 5,000,000 shares authorized and 0 shares issued and	-	-
outstanding
Common stock, $0.01 par value: 250,000,000 shares authorized
at March 31, 2020 and December 31, 2019; 100,994,374 shares and 97,851,243 shares	1,010	979
issued at March 31, 2020 and December 31, 2019, respectively; 100,914,829 shares and 97,771,698 shares outstanding at March 31, 2020 and December 31, 2019, respectively
Additional paid-in capital	612,972	606,686
Treasury stock, at cost: 79,545 shares held at March 31, 2020 and December 31, 2019	(8,034)	(8,034)
Accumulated other comprehensive loss	(3,554)	(2,728)
Accumulated deficit	(532,032)	(523,908)
Total stockholders' equity	70,362	72,995
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$99,485	$102,631

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Three Months Ended
	March 31, 2020	March 31, 2019 (Note 1)
Revenues:
Product sales	$3,372	$-
Lease income	34	-
Total revenues	3,406	-

Costs and expenses:
Costs of revenues	3,211	-
Research and development	3,017	2,567
General and administrative	4,058	5,710
Selling and marketing	1,260	-
(Gain) loss on disposal of intangible assets	(450)	48
Acquired in-process research and development	1,081	-
Total costs and expenses	12,177	8,325

Loss from operations	(8,771)	(8,325)
Non-operating income/(expense):
Interest income, net	190	49
Foreign exchange gains	363	71
Change in fair value of investment in equity securities	(15)	45
Net loss	(8,233)	(8,160)
Less: (loss)/ income attributable to redeemable noncontrolling interest	(109)	14
Accretion to redeemable noncontrolling interest redemption value	317	3
Net loss attributable to CASI Pharmaceuticals, Inc.	$(8,441)	$(8,177)

Net loss per share (basic and diluted)	$(0.09)	$(0.09)
Weighted average number of common shares outstanding (basic and diluted)	98,773	95,650

Comprehensive loss:
Net loss	$(8,233)	$(8,160)
Foreign currency translation adjustment	826	(312)
Total comprehensive loss	$(9,059)	$(7,848)
Less: Comprehensive (loss)/income attributable to redeemable noncontrolling interest	(109)	14
Comprehensive loss attributable to common stockholders	$(8,950)	$(7,862)

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

							Accumulated
						Additional	Other
	Preferred Stock		Common Stock		Treasury	Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Loss	Deficit	Total
Balance at December 31, 2019	-	$-	97,771,698	$979	$(8,034)	$606,686	$(2,728)	$(523,908)	$72,995
Issuance of common stock for options and warrants exercised	-	-	2,708,795	27	-	3,805	-	-	3,832
Repurchase of stock options to satisfy tax withholding obligations	-	-	-	-	-	(251)	-	-	(251)
Issuance of common stock pursuant to financing agreements	-	-	434,336	4	-	1,395	-	-	1,399
Stock issuance costs	-	-	-	-	-	(251)	-	-	(251)
Stock-based compensation expense, net of forfeitures	-	-	-	-	-	1,905	-	-	1,905
Foreign currency translation adjustment	-	-	-	-	-	-	(826)	-	(826)
Net loss attributable to CASI Pharmaceuticals, Inc.	-	-	-	-	-	(317)	-	(8,124)	(8,441)
Balance at March 31, 2020	-	$-	100,914,829	$1,010	$(8,034)	$612,972	$(3,554)	$(532,032)	$70,362

Balance at December 31, 2018	-	$-	95,287,268	$954	$(8,034)	$596,712	$(1,227)	$(478,941)	$109,464
Issuance of common stock for options exercised	-	-	18,262	-	-	38	-	-	38
Repurchase of stock options to satisfy tax withholding obligations	-	-	-	-	-	(12)	-	-	(12)
Issuance of common stock from exercise of warrants	-	-	411,522	4	-	691	-	-	695
Stock issuance costs	-	-	-	-	-	(7)	-	-	(7)
Stock-based compensation expense, net of forfeitures	-	-	-	-	-	1,883	-	-	1,883
Foreign currency translation adjustment	-	-	-	-	-	-	312	-	312
Net loss attributable to CASI Pharmaceuticals, Inc.	-	-	-	-	-	(3)	-	(8,174)	(8,177)
Balance at March 31, 2019	-	$-	95,717,052	$958	$(8,034)	$599,302	$(915)	$(487,115)	$104,196

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31, 2020	March 31, 2019 (Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,233)	$(8,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization for property and equipment	146	139
Net loss on disposal of property and equipment	-	1
Amortization of intangible assets	377	387
Reduction in the carrying amount of the right-of-use assets	314	210
(Gain) loss on disposal of intangible assets	(450)	48
Stock-based compensation expense	1,905	1,883
Acquired in-process research and development	1,081	-
Change in fair value of investment in equity securities	15	(45)
Changes in operating assets and liabilities:
Accounts receivable	(579)	-
Inventories	2,533	-
Prepaid expenses and other assets	6	493
Accounts payable	(729)	407
Accrued liabilities and other liabilities	(1,020)	(580)
Net cash used in operating activities	(4,634)	(5,217)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of intangible assets	450	-
Purchases of property and equipment	(1)	(252)
Net cash provided by (used in) investing activities	449	(252)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance costs	(42)	(7)
Proceeds from sale of common stock	1,399	-
Cash contribution from redeemable noncontrolling interest	-	20,000
Proceeds from exercise of stock options	3,832	38
Repurchase of stock options to satisfy tax withholding obligations	(251)	(12)
Proceeds from exercise of warrants	-	695
Net cash provided by financing activities	4,938	20,714

Effect of exchange rate change on cash and cash equivalents	(489)	284
Net increase in cash and cash equivalents	264	15,529

Cash and cash equivalents at beginning of period	53,621	84,205
Cash and cash equivalents at end of period	$53,885	$99,734

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Noncash investing and financing activities:
Accrual for acquisition of in-process research and development	$1,081	$-

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

CASI Pharmaceuticals, Inc. (“CASI” or the “Company”) (Nasdaq: CASI) is a U.S. biopharmaceutical company focused on developing and commercializing innovative therapeutics and pharmaceutical products, with a product portfolio that includes approved and investigational assets.  In August 2019, the Company launched its first commercial product, EVOMELA® (Melphalan for Injection), in China that is approved for use as a conditioning treatment prior to stem cell transplantation in the multiple myeloma setting. The Company’s other core hematology/oncology assets in its pipeline include (i) an autologous CD19 CAR-T investigative product (CNCT19) being developed as a treatment for patients with B-ALL and B-NHL; (ii) CID-103, an anti-CD38 monoclonal antibody being developed for the treatment of patients with multiple myeloma; and (iii) greater China rights to ZEVALIN® (Ibritumomab Tiuxetan), a CD20-directed radiotherapeutic antibody, that is approved in the U.S. to treat patients with NHL. The Company’s oncology assets also include China rights to (i) octreotide long acting injectable (LAI) microsphere formulation indicated for the treatment of certain symptoms associated with particular neuroendocrine cancers and acromegaly, and (ii) a novel formulation of thiotepa, which has multiple potential therapeutic uses and a long history of established use in the hematology/oncology setting, both of which are being developed for import registration and market approval in China. The Company has established and continues to expand its operational expertise and execution capability as it further enhances its product and pipeline portfolio.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, in which CASI, directly or indirectly, has a controlling financial interest. These subsidiaries include Miikana Therapeutics, Inc. (“Miikana”), CASI Pharmaceuticals (China) Co., Ltd. (“CASI China”), CASI Pharmaceuticals (Wuxi) Co., Ltd. (“CASI Wuxi”), and CASI Biopharmaceuticals (WUXI) Co., Ltd. (“CASI Biopharmaceuticals”). CASI China is a non-stock Chinese entity with 100% of its interest owned by CASI. CASI China received approval for a business license from the Beijing Industry and Commercial Administration in August 2012 and has operating facilities in Beijing. CASI Wuxi was established on December 26, 2018 in China to develop a future manufacturing facility in China. CASI Biopharmaceuticals is a wholly owned subsidiary of CASI Wuxi and was established in April 2019. The Company controls CASI Wuxi through 80% voting rights (see Note 8). Accordingly, the financial statements of CASI Wuxi have been consolidated in the Company’s consolidated financial statements since its inception. All inter-company balances and transactions have been eliminated in consolidation. The Company currently operates in one operating segment, which is the development of innovative therapeutics addressing cancer and other unmet medical needs for the global market.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such condensed consolidated financial statements do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying December 31, 2019 financial information was derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated balance sheet of the Company as of December 31, 2019 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended.

The presentation of certain line items in the March 31, 2019 unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

Liquidity Risks and Management’s Plans

Since its inception in 1991, the Company has incurred significant losses from operations and, as of March 31, 2020, has incurred an accumulated deficit of $532.0 million. In 2012, the Company shifted its business strategy to China and has since built an infrastructure in China that includes sales and marketing, medical affairs, and regulatory and clinical development. In 2014, the Company changed its name to “CASI Pharmaceuticals, Inc.” The majority of the Company’s operations are now located in China. The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical and development activities.

Taking into consideration the cash and cash equivalents balance as of March 31, 2020, the Company believes that it has sufficient resources to fund its operations at least one year beyond the date that the unaudited condensed consolidated financial statements are issued. As of March 31, 2020, approximately $5.0 million of the Company’s cash balance was held by CASI China, and approximately $20.8 million of the Company’s cash balance was held by CASI Wuxi. The Company intends to continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements.

Risks and Uncertainties

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business strategy is highly uncertain and difficult to predict, as the response to the pandemic is in its incipient stages and information is rapidly evolving. To the extent our operating cash flows and cash on-hand are insufficient to cover our liquidity requirements, we will be required to seek additional financing. The on-going COVID-19 pandemic has resulted in significant volatility in the local, national and global capital markets and there can be no assurance that we would be able to obtain any required financing on a timely basis or at all. Furthermore, capital markets and economies worldwide have been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession and limit our access to the capital markets to fund our short-term and long-term plans. The severity of the impact of the COVID-19 pandemic on the Company's strategy business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of its impact on the demand in China for our products. As of the date of issuance of these unaudited condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.

2.	License, Investment and Distribution Agreements

Pharmathen Global BV:

On October 29, 2019, the Company entered into an exclusive distribution agreement with Pharmathen Global BV (“Pharmathen”) for the development and distribution of octreotide long acting injectable (Octreotide LAI) microsphere in China. Octreotide LAI formulations are considered a standard of care for the treatment of acromegaly and for the control of symptoms associated with certain neuroendocrine tumors. Octreotide LAI has been approved in various European countries. CASI intends to advance the development, import drug registration, and market approval of this product in China. The Company expects to initiate an Octreotide LAI registration study in China in 2020.

The terms of the agreement include an upfront payment of 1 million euros which was paid by the Company in 2019, and up to 2 million euros of additional milestone payments. During the three months ended March 31, 2020, a milestone relating to Pharmathen’s approval of Octreotide in the UK was achieved, which triggered a 1 million euros payment due to Pharmathen as of March 31, 2020. The 1 million euros was expensed as acquired in-process research and development in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2020. CASI is responsible for the development, import drug registration, product approval and commercialization in China. CASI has a 10-year non-royalty exclusive distribution period after the product launch at agreed supply costs for the first three years.

Juventas Cell Therapy:

In June 2019, the Company entered into a license agreement for exclusive worldwide license and commercialization rights to an autologous anti-CD19 T-cell therapy product (CNCT19) from Juventas Cell Therapy Ltd. (“Juventas”). Juventas is a China-based domestic company engaged in cell therapy. Juventas will continue to be responsible for the clinical development and regulatory submission and maintenance of CNCT19 regulatory applications. CASI will be responsible for the launch and commercialization of CNCT19 and for the payment of certain future development milestones and sales royalties. CNCT19 was engineered from the CD19 CAR-T, and is used to treat cancer patients with relapsed B-cell acute lymphoblastic leukemia (B-ALL), chronic lymphocytic leukemia (CLL), and B-cell non-Hodgkin lymphoma (B-NHL). The China National Medical Products Administration (NMPA) has approved the clinical trial applications for CNCT19 in Phase 1 studies in B-NHL and B-ALL. For B-NHL, Juventas has initiated the registration program and patient enrollment is ongoing. For B-ALL, patient enrollment is underway.

Black Belt Therapeutics Limited:

In April 2019, the Company entered into a license agreement with Black Belt Therapeutics Limited (“Black Belt”) for exclusive worldwide rights to CID-103, an investigational anti-CD38 monoclonal antibody (Mab) (formerly known as TSK011010). CASI is responsible for all development and commercialization activities of the CID-103 program. The Company expects to initiate a Phase I study in the UK in late 2020 or during the first half of 2021.

China Resources Guokang Pharmaceuticals Co., Ltd:

In March 2019, CASI entered into an exclusive distribution agreement with China Resources Guokang Pharmaceuticals Co., Ltd. (“CRGK” or the “distributor”), pursuant to which it is the sole customer and distributor for the sale of EVOMELA in China. Commercial sales of EVOMELA were launched in August 2019. For the three months ended March 31, 2020, the Company recognized $3.4 million of revenues from sales of EVOMELA under this arrangement.

3.	Summary of Significant Accounting Policies

Revenue Recognition

Product sales recognized in the unaudited condensed consolidated statements of operations is considered “revenue from contracts with customers” and, accordingly, the Company recognizes revenue using the following steps:

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

The costs of assurance type warranties that provide the customer the right to exchange purchased product that does not meet appropriate quality standards are recognized when they are probable and are reasonably estimable. As of March 31, 2020, the Company did not incur, and therefore did not defer, any material costs to obtain or fulfill contracts. The Company did not have any contract assets or contract liabilities as of March 31, 2020.

Costs of Revenues

Cost of revenues consists primary of the cost of inventories of EVOMELA and sales-based royalties related to the sale of EVOMELA.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company’s significant accounting estimates relate to accounting policies for recoverability of intangible assets and long-term investments, net realizable value and obsolescence allowance for inventory, deferred tax assets and valuation allowance, allowance for doubtful accounts, and stock-based arrangements. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results may differ from those estimates, and such differences may be material to the consolidated financial statements.

Accounts Receivable and Credit Concentration

CRGK is the sole customer for the sale of the Company’s EVOMELA product in China. All consolidated revenue for the three months ended March 31, 2020 were generated from sales to CRGK in China, and all the Company’s accounts receivable as of March 31, 2020 and December 31, 2019 was from CRGK.

The Company extends credit to CRGK on an unsecured basis and maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable. In establishing the required allowance, management considers the historical losses, customer’s financial condition, the amount of accounts receivables in dispute, the accounts receivables aging and the customer’s payment pattern. The Company determined that no allowance for doubtful accounts was necessary as of March 31, 2020.

New Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”) and subsequent amendments to the initial guidance including ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, and ASU No. 2019-10 (collectively, “Topic 326”). Topic 326 requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This standard is effective for public business entities, excluding entities eligible to be smaller reporting companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, this standard is effective for annual and interim periods beginning after December 15, 2022 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. As a smaller reporting company, the Company expects to adopt this standard in fiscal year 2023. The adoption of this ASU is not expected to have a material impact on the consolidated financial statements.

4.	Investment in Equity Securities, at fair value and long-term investments

The Company has an equity investment in the common stock of a publicly traded company. The fair value of this security was measured using its quoted market price, a Level 1 input, and was approximately $0.6 million as of March 31, 2020 and December 31, 2019 (see Note 13).

The following table summarizes the Company’s investment as of March 31, 2020:

(In thousands) Description	Classification	Cost	Gross unrealized gains	Aggregate fair value
Common stock	Investment	$-	$610	$610

Unrealized gains or (losses) on the Company’s equity investment for the three months ended March 31, 2020 and 2019 were $(15,000) and $45,000, respectively, and are recognized as change in fair value of investment in equity securities in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

In April 2019, in conjunction with its license agreement entered into with Black Belt (see Note 2), the Company made a 2 million euros ($2,249,600) equity investment in a newly established, privately held UK Company, Black Belt TX Ltd.

In June 2019, in conjunction with its license agreement entered into with Juventas (see Note 2), the Company, through its China subsidiary, made an RMB 80 million ($11,788,000) equity investment in Juventas, a privately held, China-based company.

As the Company does not have significant influence over operating and financial policies of Black Belt TX Ltd and Juventas, and the equity interests do not have readily determinable fair value, the investments in Black Belt TX Ltd and Juventas are stated at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. The Company did not record any adjustments or impairments during the quarter ended March 31, 2020.

5.	Inventories

Inventories at March 31, 2020 and December 31, 2019 consisted of the following:

(In thousands)	March 31, 2020	December 31, 2019
Finished goods	$1,981	$4,514
Raw materials	28	28
Total	$2,009	$4,542

No provisions to write down the carrying amount of inventory have been recorded in the three months ended March 31, 2020 and 2019.

6.	Leases

Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Rent expense is recognized on a straight-line basis over the lease term.

Operating lease liabilities (see below) are included in accrued liabilities and other liabilities (noncurrent) in the consolidated balance sheets as of March 31, 2020 and December 31, 2019.

All of the Company’s existing leases as of March 31, 2020 are classified as operating leases. As of March 31, 2020, the Company had five material operating leases for land, facilities and office equipment with remaining terms expiring from 2021 through 2069 and a weighted average remaining lease term of 38.31 years. The Company has fair value renewal options for three of the Company’s existing leases, none of which are considered reasonably certain of being exercised or included in the minimum lease term. Weighted average discount rates used in the calculation of the lease liability is 5.15%. The discount rates reflect the estimated incremental borrowing rate, which includes an assessment of the credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to the lease payments in a similar economic environment.

In November 2019, CASI Wuxi entered into a fifty-year lease agreement for the right to use state-owned land in China for the construction of a manufacturing facility. The land parcel is 74,028.40 square meters. The Company is currently in the design and engineering phase for the facility and working on the construction plan and timeline. The Company classifies this lease as an operating lease. The Company prepaid all of the lease payments for the land use right in 2019 in the amount of RMB 45 million (equivalent to US$6.6 million). In April 2020, CASI Wuxi received RMB 15.9 million (equivalent to approximately US$2.2 million) from the Jiangsu Province Wuxi Huishan Economic Development Zone as government grant for this development project which will be recorded as deferred income in April 2020.

 Rent expense for the three months ended March 31, 2020 and 2019 was approximately $377,000 and $301,000, respectively. There were no variable lease costs or sublease income for leased assets for the three months ended March 31, 2020.

Right of use assets and liabilities as of March 31, 2020 and December 31, 2019 in the condensed consolidated balance sheets were as follows:

(In thousands)	March 31, 2020	December 31, 2019
Right of use assets	$8,255	$8,708

Accrued liabilities	$1,180	$1,182
Other liabilities	704	1,019
Total lease liabilities	$1,884	$2,201

Cash paid for amounts included in the measurement of operating lease liabilities were $377,000 for the three months period ended March 31, 2020 and was included in operating cash outflows.

A maturity analysis of our operating leases as of March 31, 2020 follows:

Future undiscounted cash flows:

(In thousands)
2020 (remaining nine months)	$1,111
2021	892
2022	191
Thereafter	-
Total	2,194

Discount factor	(310)
Lease liability	1,884
Amounts due within 12 months	1,180
Non-current lease liability	$704

7.	Intangible Assets

Intangible assets include ANDAs that were acquired as part of 2018 asset acquisitions of US marketed generic products and capitalized costs related to a cloud computing arrangement (CCA).

The ANDAs are amortized over their estimated useful lives of 13 years, using the straight-line method. The CCA is being amortized over its useful life of 5 years.

There were no intangible asset impairments for the three months ended March 31, 2020 and 2019.

In February 2020, the Company entered into an agreement with Chartwell Rx Sciences, LLC (“Chartwell”) in which the Company sold and transferred the control of seven U.S. FDA-approved ANDAs to Chartwell in exchange for $450,000 in cash, which the Company received in March 2020. These ANDAs had a net book value of $0 at the time of sale. The Company is entitled to an additional $1 million, contingent upon Chartwell receiving certain FDA approvals relating to certain of these ANDAs. The Company recognized a gain on disposal of intangible assets in the amount of $450,000 in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2020. The additional $1 million is treated as variable consideration. Because the amount of variable consideration is highly susceptible to factors outside the Company's influence and the Company’s experience with similar types of contracts is limited, the Company did not include the amount of variable consideration in recognition of gain on disposal of intangible assets for the three months ended March 31, 2020. The Company will recognize the variable consideration and additional gain on disposal of intangible assets when the constraint on variable consideration is resolved, i.e., Chartwell receives relevant FDA approvals.

Intangible assets at March 31, 2020 consists of the following:

(In thousands)

Asset	Purchase Price	Accumulated Amortization	Estimated useful lives
ANDAs	$18,002	$(3,654)	13 years
TDF ANDA	2,035	(256)	13 years
Others	210	(48)	5 years
Total	$20,247	$(3,958)

The changes in intangible assets for the three months ended March 31, 2020 are as follows:

(In thousands)

Balance as of December 31, 2019	$16,895
Amortization expense	(377)
Foreign currency translation adjustment	(229)
Balance as of March 31, 2020	$16,289

Expected future amortization expense is as follows as of March 31, 2020:

(In thousands)
2020 (remaining nine months)	$1,141
2021	1,521
2022	1,521
2023	1,521
2024	1,478
2025 and thereafter	9,107

8.	Redeemable Noncontrolling Interest

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

The investment of Wuxi LP in CASI Wuxi is treated as redeemable noncontrolling interest and is classified outside of permanent equity on the consolidated balance sheets. Accretion of the carrying amount of redeemable noncontrolling interest to the redemption value is recorded in additional paid-in capital.

Changes in redeemable noncontrolling interest during the three month period ended March 31, 2020 and 2019 are as follows:

(In thousands)	Three Month Period Ended March 31, 2020	Three Month Period Ended March 31, 2019
Balance at beginning of period	$20,670	$-
Cash contribution by Wuxi LP	-	20,000
Share of CASI Wuxi (net loss)/income	(109)	14
Accretion of redeemable noncontrolling interest	317	3
Balance at end of period	$20,878	$20,017

9.	Stockholders’ Equity

Common Stock Sales Agreements

The Company has a Common Stock Sales Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“HCW”). On July 19, 2019, the Company entered into an amendment to the Sales Agreement reducing the maximum amount that may be sold under the Sales Agreement to $20 million. As of March 31, 2020, approximately $19.5 million remained available under the Sales Agreement.

On July 19, 2019, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (the “Open Market Agreement”) in which the Company may elect to sell from time to time, at its option, up to $30 million in shares of the Company’s common stock, through Jefferies LLC, as sales agent.

For the three months ended March 31, 2020, there were approximately 434,000 shares issued under the Open Market Agreement with net proceeds of approximately $1,357,000. As of May 11, 2020, the Company has issued approximately 493,000 shares with net proceeds of approximately $1,539,000.

Stock purchase warrants activity for the three months ended March 31, 2020 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2020	9,843,720	$4.43
Issued	-	$-
Exercised	(82,304)	$1.69
Expired	-	$-
Outstanding at March 31, 2020	9,761,416	$4.45
Exercisable at March 31, 2020	9,761,416	$4.45

All outstanding warrants are equity classified.

10.	Net Loss Per Share

The following table sets forth the basic and diluted net loss per share computation and provides a reconciliation of the numerator and denominator for the periods presented:

(In thousands, except per share data)	Three Month Period Ended March 31,
	2020	2019
Numerator:
Net loss attributable to CASI Pharmaceuticals, Inc.	$(8,441)	$(8,177)
Denominator:
Weighted average number of common shares	98,773	95,650
Denominator for basic and diluted net loss per share calculation	98,773	95,650
Net loss per share
—Basic and diluted	$(0.09)	$(0.09)

As of March 31, 2020 and 2019, outstanding stock options totaling 15,815,052 and 18,935,856, respectively, and outstanding warrants totaling 9,761,416 and 11,370,303, respectively, were anti-dilutive, and therefore, were not included in the computation of weighted average shares used in computing diluted loss per share.

11.	Stock-Based Compensation

As of March 31, 2020, a total of 11,045,109 shares remained available for grant under the Company’s 2011 Long-Term Incentive Plan.

The Company’s net loss for the three months ended March 31, 2020 and 2019 includes $1.9 million in each period of non-cash compensation expense related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	Three Month Period ended March 31,
(In thousands)	2020	2019
Research and development	$116	$116
General and administrative	1,789	1,767
Share-based compensation expense	$1,905	$1,883

Compensation expense related to stock options is recognized over the requisite service period, which is generally the option vesting term of up to five years. Awards with performance conditions are expensed when it is probable that the performance condition will be achieved. For the three month periods ended March 31, 2020 and 2019, approximately $21,000 and $28,000 was expensed for stock option awards with performance conditions that were probable during the period, respectively.

The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of service based and performance-based stock options granted to employees. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk- free interest rate, expected dividend yield, expected volatility, and the expected life of the award.

Following are the weighted-average assumptions used in valuing the stock options granted to employees during the three month periods ended March 31, 2020 and 2019:

	Three Month Period ended March 31,
	2020	2019
Expected volatility	75.84%	80.44%
Risk free interest rate	1.77%	2.57%
Expected term of option	6.25 years	6.62 years
Expected dividend yield	0.00%	0.00%

The weighted average fair value of stock options granted during the three month periods ended March 31, 2020 and 2019 were $2.10 and $2.69, respectively.

A summary of changes in options under the Company’s stock option plans during the three month period ended March 31, 2020 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2020	18,268,372	$2.58
Exercised	(2,760,473)	$1.39
Granted	785,000	$3.11
Expired	(85,847)	$5.27
Forfeited	(392,000)	$4.34
Outstanding at March 31, 2020	15,815,052	$2.76
Vested and expected to vest at March 31, 2020	15,565,052	$2.75
Exercisable at March 31, 2020	8,647,548	$2.19

Cash received from option exercises under all share-based payment arrangements for the three month periods ended March 31, 2020 and 2019 was $3.8 million and $38,000, respectively.

12.	Income Taxes

At December 31, 2019, the Company had a $2.6 million unrecognized tax benefit. The Company recorded a full valuation allowance on the net deferred tax asset recognized in the consolidated financial statements as of December 31, 2019.

During the three months ended March 31, 2020, there were no material changes to the measurement of unrecognized tax benefits in various taxing jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

13.	Fair Value Measurements

The majority of the Company’s financial instruments (consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities) are carried at cost which approximates their fair values due to the short-term nature of the instruments. The Company’s investment in equity securities is carried at fair value (see Note 4).

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

The following tables present the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, by level within the fair value hierarchy:

(In thousands)

Description	Fair Value at March 31, 2020	Level 1	Level 2	Level 3
Investment in common stock	$610	$610	$-	$-

Description	Fair Value at December 31, 2019	Level 1	Level 2	Level 3
Investment in common stock	$625	$625	$-	$-

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

 (In thousands)

Description	Fair Value at December 31, 2019	Level 1	Level 2	Level 3
Long-lived assets	$287	$-	$-	$287

The long-lived assets represent equipment leased to Juventas (Note 14).

As of December 31, 2019, equipment leased to Juventas with a total carrying amount of $673,000 were written down to their fair value of $287,000, resulting in an impairment charge of $386,000, representing the difference between total carrying amount and fair value of these long-lived assets, which was calculated based on Level 3 Inputs. No impairment was recorded for the three months ended March 31, 2020.

14.	Related Party Transactions

On July 1, 2019 the Company entered into a one-year equipment lease with Juventas in the amount of RMB 80,000 (approximately $15,000) a month, which is classified as an operating lease. Transactions with Juventas are considered to be related party transactions as the Company’s CEO and Chairman is the chairman and one of the founding shareholders of Juventas. During the three months ended March 31, 2020, the Company recognized lease income of $34,000 and expects to recognize approximately $35,000 of additional lease income in 2020 related to this lease. The lease can be extended after one year. There were no other material transactions with Juventas during the three months ended March 31, 2020.

In 2018, the Company entered into commercial purchase obligation commitments for EVOMELA from Spectrum Pharmaceuticals, Inc. (“Spectrum”) totaling approximately $9.2 million under a short-term supply agreement for EVOMELA. All of these EVOMELA purchase commitments have been delivered as of October 2019. Spectrum is a greater than a 5% shareholder of the Company. There were no transactions with Spectrum during the three months ended March 31, 2020. For the year ended December 31, 2019, the transactions relating to the manufacturing and purchase of the EVOMELA commercial product supply amounted to $7.8 million. The amount due to Spectrum was $0.2 million as of March 31, 2020 and December 31, 2019. The Company also accrued approximately $2.6 million for material costs related to EVOMELA during the year ended December 31, 2019 of which $1.9 million is included in accounts payable at March 31, 2020.

15.	Acrotech License Arrangements

The Company has certain product rights and perpetual exclusive licenses from Acrotech Biopharma L.L.C. (“Acrotech”) to develop and commercialize the following commercial oncology drugs and drug candidates in the greater China region (which includes China, Taiwan, Hong Kong and Macau) (the “Territories”):

-	Melphalan Hydrochloride For Injection (EVOMELA);

-	Ibritumomab Tiuxetan (ZEVALIN); and

-	Vincristine Sulfate Liposome Injection (MARQIBO®).

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

On February 12, 2019, the Company received NMPA’s approval of the Company’s clinical trial application (CTA) to conduct a registration trial to evaluate the efficacy and safety of ZEVALIN. The Company intends to initiate a ZEVALIN registration study in China in 2021.

On March 4, 2019 the Company received NMPA’s approval of the Company’s MARQIBO CTA. The Company is currently evaluating the development strategy and options in an evolving standard of care environment for the approved niche indication.

16.	Commitments

In conjunction with the Black Belt and Juventas agreements entered into during 2019 (see Note 2), the Company is responsible for certain milestone and royalty payments. As of March 31, 2020, no milestones have been met.

In conjunction with the Pharmathen agreement entered into during 2019 (see Note 2), the Company is responsible for certain remaining milestone payments. As of March 31, 2020, the remaining milestones have not been met.

In conjunction with the Laurus Labs agreement entered into during 2018 related to the TDF ANDA (see Note 7), the Company is responsible for certain remaining milestone payments. As of March 31, 2020, no milestones have been met.

In November 2019, CASI Wuxi entered into a lease agreement for the right to use state-owned land in China for the construction of a manufacturing facility. Pursuant to the agreement, CASI Wuxi commits to invest land use right and property, plant and equipment of RMB 1 billion (equivalent to US$143 million) within three years from the date of establishment of CASI Wuxi. The timing of the development and investment plans are subject to further discussion with the government. The Company is currently in the design and engineering phase for the facility and working on the construction plan and timeline.

The Company is subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, unless otherwise disclosed herein, are material.

17.	Subsequent Event

On April 27, 2020, M&T Bank advised the Company that it had approved a $465,595 loan under the Paycheck Protection Program (PPP) pursuant to the Coronavirus Aid, Relief and Economic Security (CARES) Act that was signed into law on March 27, 2020.   The loan, evidenced by a promissory note to M&T Bank as lender, has a term of two years, is unsecured, and is guaranteed by the Small Business Administration (SBA). The loan bears interest at a fixed rate of one percent per annum, with the first six months of interest and principal deferred. Some or all of the loan may be forgiven if at least 75 percent of the loan proceeds are used by the Company to cover payroll costs, including benefits, over the eight-week period after the loan is made; the number of employees and compensation levels are generally maintained; and the Company complies with other relevant conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

CASI Pharmaceuticals, Inc. (“CASI” or the “Company”) (Nasdaq: CASI) is a U.S. biopharmaceutical company focused on developing and commercializing innovative therapeutics and pharmaceutical products, with a product portfolio that includes approved and investigational assets.  In August 2019, the Company launched its first commercial product, EVOMELA® (Melphalan for Injection), in China EVOMELA is approved for use as a conditioning treatment prior to stem cell transplantation in the multiple myeloma setting. The Company’s other core hematology/oncology assets in its pipeline include (i) an autologous CD19 CAR-T investigative product (CNCT19) being developed as a treatment for patients with B-ALL and B-NHL; (ii) CID-103, an anti-CD38 monoclonal antibody being developed for the treatment of patients with multiple myeloma; and (iii) greater China rights to ZEVALIN® (Ibritumomab Tiuxetan), a CD20-directed radiotherapeutic antibody, that is approved in the U.S. to treat patients with NHL. The Company’s oncology assets also include China rights to (i) octreotide long acting injectable (LAI) microsphere formulation indicated for the treatment of certain symptoms associated with particular neuroendocrine cancers and acromegaly, and (ii) a novel formulation of thiotepa, which has multiple potential therapeutic uses and a long history of established use in the hematology/oncology setting, both of which are being developed for import registration and market approval in China. The Company has established and continues to expand its operational expertise and execution capability as it further enhances its product and pipeline portfolio.

We believe our product mix reflects a risk-balanced approach between products in various stages of development, between products that are innovative, proprietary and generic, with a greater emphasis on innovative therapeutics. We intend to continue to pursue building a robust pipeline of drug candidates for development and commercialization in China as our primary market and, if rights are available, for the rest of the world.

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

As part of the long-term strategy to support our future clinical and commercial manufacturing needs and to manage our supply chain for certain products, on December 26, 2018, we established CASI Pharmaceuticals (Wuxi) Co., Ltd. (“CASI Wuxi”) to develop a future manufacturing facility in China to be located in the Wuxi Huishan Economic Development Zone in Jiangsu Province, China. The site is currently in the design and engineering phase with the construction plan and timeline in progress.

Since its inception in 1991, the Company has incurred significant losses from operations and, as of March 31, 2020, has incurred an accumulated deficit of $532.0 million. In 2012, the Company shifted its business strategy to China and has since built an infrastructure in China that includes sales and marketing, medical affairs, and regulatory and clinical development. In 2014, the Company changed its name to “CASI Pharmaceuticals, Inc.” The majority of the Company’s operations are now located in China. The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical and development activities. Our operations in China are conducted through our wholly-owned subsidiary, CASI Pharmaceuticals (China) Co., Ltd. (“CASI China”), which is located in Beijing, China. Through CASI China, we will focus on the China market devoting more resources and investment going forward.

Taking into consideration the cash and cash equivalents balance as of March 31, 2020, the Company believes that it has sufficient resources to fund its operations at least one year beyond the date that the unaudited condensed consolidated financial statements are issued. As of March 31, 2020, the Company had a cash balance of $53.9 million of which approximately $5.0 million was held by CASI China, and approximately $20.8 million was held by CASI Wuxi. The Company intends to continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements.

The COVID-19 pandemic during the first quarter has caused an economic downturn on a global scale, as well as significant volatility in the financial markets.  In the first quarter 2020, during which the peak of the pandemic occurred in China, we have experienced some disruptions to our EVOMELA marketing and sales activities due to travel restrictions and the prioritization of hospitals and physicians to attend to COVID-19 patients.  Our partner, Juventas, experienced some delay in the start of the CNCT19 trials, but is currently back on track with both trials well underway. The COVID-19 pandemic has also impacted our targeted start time of our CID-103 trial due to the lock down of many medical facilities in Europe. We expect to initiate this trial by the end of 2020 or first half of 2021. As the pandemic continues to unfold, the extent of the pandemic’s effect on our operations will depend in large part on future developments, which cannot be predicted with confidence at this time.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

Operating Items

Revenues

Product Sales

Revenues consist of product sales of EVOMELA that launched during August 2019. Revenue was $3.4 million for the three months ended March 31, 2020 compared to $0 million for the three months ended March 31, 2019.

Lease Income

Lease income consists primarily of an equipment lease with Juventas (a related party). Lease income was $34,000 for the three months ended March 31, 2020 compared to $0 for the three months period ended March 31, 2019.

Operating Expenses

Cost of Revenues

Cost of revenues consists primarily of the cost of inventories of EVOMELA and sales-based royalties related to the sale of EVOMELA.

Costs of revenues were $3.2 million for the three months ended March 31, 2020 compared to $0 million for the three months ended March 31, 2019. The increase is due to the launch of EVOMELA that occurred during August 2019. Costs of revenues have been impacted by a previous transitional supply agreement.  A new supply agreement has been implemented with an alternate manufacturer; therefore, we expect the unit cost of inventories of EVOMELA to be considerably reduced in the future.

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

Research and development expenses for the three months ended March 31, 2020 were $3.0 million, compared with $2.6 million for the three months ended March 31, 2019. The increase in R&D expenses primarily reflects costs incurred related to the development of CID-103 and costs associated with the EVOMELA post marketing study, partially offset by reduced regulatory costs associated with our ANDAs and lower costs associated with preclinical development activities related to a 2019 terminated immune-oncology program.

Included in our research and development expenses for the three months ended March 31, 2020 are direct project costs of $1.3 million for preclinical development activities primarily related to our CID-103 program, $0.5 million related to our ANDAs acquired in 2018, and $0.5 million for drugs in-licensed from Acrotech (previously Spectrum). Included in our research and development expenses for the three-month period ended March 31, 2019 are direct project costs of $1.6 million related to our ANDAs acquired in 2018, $0.3 million for drugs in-licensed from Spectrum, and $0.3 million for preclinical development activities related to a terminated immune-oncology program.

General and Administrative Expenses

General and administrative expenses include compensation and other expenses related to executive, finance, business development and administrative personnel, professional services, investor relations and facilities.

General and administrative expenses for the three months ended March 31, 2020 were $4.1 million, compared with $5.7 million for the three months ended March 31, 2019. The decrease in general and administrative expenses was primarily because the 2019 period included costs related to sales and marketing efforts to prepare for the August 2019 launch of EVOMELA, as well as lower professional fees and travel costs incurred during the 2020 period.

Selling and Marketing Expenses

Selling and marketing expenses are the direct costs related to the sales of EVOMELA that was launched in China in August 2019 such as sales force salaries, commissions, advertising, and other marketing efforts.

Selling and marketing expenses for the three months ended March 31, 2020 were $1.3 million, compared with $0 for the three months ended March 31, 2019.

Gain (loss) on disposal of intangible assets

Gain on disposal of intangible assets for the three months ended March 31, 2020 was $0.5 million, compared with a $(48,000) loss for the three months ended March 31, 2019. The gain on disposal is due to the $0.5 million gain on the sale of seven ANDAs during the 2020 period.

Acquired in-process Research and Development

Acquired in-process R&D expenses for the three months ended March 31, 2020 were $1.1 million, compared to $0 million for the three months ended March 31, 2019. The three months ended March 31, 2020 amount included milestone fees payable relating to Pharmathen’s approval of Octreotide in the UK which was achieved during the period.

Non-Operating Items

Interest income, net

Interest income, net for the three months ended March 31, 2020 was $190,000 compared with $49,000 for the three months ended March 31, 2019. The increase in interest income is mainly due to cash management strategies implemented by the Company during 2019.

Foreign exchange gains

Foreign exchange gains for the three months ended March 31, 2020 were $363,000 compared with $71,000 for the three months ended March 31, 2019. The foreign exchange gains recorded in the unaudited condensed consolidated financial statements are primarily due to USD denominated cash accounts that are held by our Chinese subsidiaries.

  Change in fair value of investment in equity securities

The change in fair value of investment in equity securities for the three months ended March 31, 2020 and 2019 were losses of $(15,000) and gains of $45,000 respectively. The changes represent unrealized gains and losses on the Company’s equity investment securities.

 LIQUIDITY AND CAPITAL RESOURCES

To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses in 2020 and the foreseeable future. Based on our current plans, we expect our current available cash and cash equivalents to meet our cash requirements for at least one year beyond the date that the unaudited condensed consolidated financial statements are issued.

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

The on-going COVID-19 pandemic has resulted in significant volatility in the local, national and global capital markets. There can be no assurance that adequate additional financing will be available to us on terms that we deem acceptable, if at all. If additional funds are raised by issuing equity securities, dilution to existing stockholders may result, or the equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If we fail to obtain additional capital when needed, we may be required to delay or scale back our commercialization efforts, our advancement of the Spectrum products, and the ANDA products, or plans for other product candidates, if any.

At March 31, 2020, we had cash and cash equivalents of approximately $53.9 million, with working capital of approximately $52.3 million. As of March 31, 2020, approximately $5.0 million of the Company’s cash balance was held by the Company’s wholly-owned subsidiary in China and approximately $20.8 million was held by CASI Wuxi.

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

In 2018, the Company issued 143,248 shares under the Sales Agreement resulting in net proceeds to the Company of approximately $475,000. As of March 31, 2020, approximately $19.5 million remained available under the Sales Agreement.

On July 19, 2019, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (the “Open Market Agreement”). Pursuant to the terms of the Open Market Agreement, the Company may elect to sell from time to time, at its option, up to $30 million in shares of the Company’s common stock, through Jefferies LLC, as sales agent.

Any sales of shares pursuant to the Open Market Agreement will be made under the Company’s Registration Statement and the related prospectus supplement and the accompanying prospectus, as filed with the SEC on July 19, 2019. For the three months ended March 31, 2020, there were approximately 434,000 shares issued with net proceeds of approximately $1,357,000. As of May 11, 2020, the Company has issued approximately 493,000 shares with net proceeds of approximately $1,539,000.

INFLATION AND INTEREST RATE CHANGES

Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. and China interest rates. In this regard, changes in the U.S. and China interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact cash and cash equivalents as of March 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and President/Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of March 31, 2020 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and President/Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, unless otherwise disclosed herein, are material.

ITEM 1A. RISK FACTORS

The disclosure below supplements the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. These risks, along with those previously disclosed, could materially adversely affect our business, results of operations, financial position or cash flows.

Our business has been and may continue to be adversely affected by the COVID-19 pandemic.

In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a pandemic. Due to the evolving and highly uncertain nature of this event, we cannot predict at this time the full extent to which the COVID-19 pandemic will adversely impact our business, results and financial condition. The impact will depend on many factors that are not known at this time. These include, among others, the extent of harm to public health, the continued disruption to operations, and the impact of the global business and economic environment on liquidity and the availability of capital.

As previously reported, we have experienced operational interruptions as a result of COVID-19, including the temporary suspension of operations in China due to a Chinese government mandated quarantine protocol, including mandatory business closures, social distancing measures, and various travel restrictions. Although our operations in China are beginning to normalize, there can be no assurance that such operations will continue to do so or that there will not be a renewed outbreak of COVID-19 or other significant contagious diseases in China or elsewhere. To the extent that such events occur, demand for our products may decline, and the Chinese government or other governments may impose additional restrictions resulting in further shutdowns, further work restrictions, and the disruption of our supply and distribution channels.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, which may result in a period of regional, national, and global economic slowdown or regional, national, or global recessions that could affect our ability to continue to commercialize and expand distribution of EVOMELA (Melphalan For Injection) or other drugs in our existing product portfolio. In addition, economic and other uncertainties may adversely affect other parties’ willingness to negotiate and execute product licenses and thus hamper our ability to in-license clinical-stage and late-stage drug candidates in China or elsewhere.

We currently rely on a single source for our supply of EVOMELA. We have not yet experienced any significant impacts or interruptions to our supply chain as a result of the COVID-19 pandemic. However, if the supplier refuses or is unable to provide such product for any reason (including the occurrence of an event like the COVID-19 pandemic that makes delivery impractical or prompts the declaration of a “force majeure” or similar event under the applicable supply contract), we would be required to negotiate an agreement with a substitute supplier, which would likely interrupt manufacturing of EVOMELA, cause delays or increase our costs.

We will require significant additional funding to fund our operations. The on-going COVID-19 pandemic has resulted in significant volatility in the local, national and global capital markets. There can be no assurance that we would be able to obtain any required financing on a timely basis or at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certification of Chief Executive Officer**
31.2	Rule 13a-14(a) Certification of Principal Financial Officer**
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Principal Financial Officer**
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2020 and 2019, (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2020 and 2019, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.**

**	Filed Herewith

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification of Chief Executive Officer**
31.2	Rule 13a-14(a) Certification of Principal Financial Officer**
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Principal Financial Officer**
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2020 and 2019, (iii) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2020 and 2019, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.**

**	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASI PHARMACEUTICALS, INC.
(Registrant)

Date: May 11, 2020	/s/ Wei-Wu He
Wei-Wu He
Chief Executive Officer

Date: May 11, 2020	/s/ Larry (Wei) Zhang
Larry (Wei) Zhang
Principal Financial Officer