Form 10-Q
period 2020-06-30
CASI Pharmaceuticals, Inc.
filed 2020-08-10
CIK 895051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

YES  ⌧       NO ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES  ⌧       NO ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ☑	Non-accelerated filer ◻	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ◻       NO ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at August 6, 2020
Common Stock $.01 Par Value	123,943,829

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

Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made, and we assume no duty to update forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Actual results could differ materially from those currently anticipated due to a number of factors, including: the risk that we may be unable to continue as a going concern as a result of our inability to raise sufficient capital for our operational needs; the possibility that we may be delisted from trading on The Nasdaq Capital Market; the volatility in the market price of our common stock; the outbreak of the COVID-19 pandemic and its effects on global markets and supply chains; the risk of substantial dilution of existing stockholders in future stock issuances; the difficulty of executing our business strategy in China; our ability to design and implement a development plan for our ANDAs held by CASI Wuxi; our inability to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates or future candidates; risks relating to the need for additional capital and the uncertainty of securing additional funding on favorable terms; risks associated with our product candidates; risks associated with any early-stage products under development; the risk that results in preclinical models are not necessarily indicative of clinical results; uncertainties relating to preclinical and clinical trials, including delays to the commencement of such trials; the lack of success in the clinical development of any of our products; dependence on third parties; risks related to our dependence on Juventas to conduct the clinical development of CNCT19; risks related to our dependence on Juventas to ensure the patent protection and prosecution for CNCT19; risks relating to the commercialization, if any, of our proposed products (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks); risks relating to interests of our largest stockholders and our Chairman and CEO that differ from our other stockholders; and risks related to the development of a new manufacturing facility by CASI (Wuxi). Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. Additional information about the factors and risks that could affect our business, financial condition and results of operations, are contained in our filings with the SEC, including, but not limited to, our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q, which are available at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2020	December 31, 2019 (Note 1)
ASSETS
Current assets:

Cash and cash equivalents	$44,888	$53,621
Investment in equity securities, at fair value	934	625
Accounts receivable, net of $0 allowance for doubtful accounts	2,604	1,293
Loan receivable from a related party	4,267	—
Inventories	430	4,542
Prepaid expenses and other	1,407	1,420
Assets held-for-sale	1,250	1,496
Total current assets	55,780	62,997

Property and equipment, net	809	985
Intangible assets, net	13,143	15,399
Long-term investments	13,563	14,038
Right of use assets	7,964	8,708
Other assets	310	504
Total assets	$91,569	$102,631

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,825	$5,113
Accrued and other current liabilities	2,354	2,834
Total current liabilities	4,179	7,947

Deferred income	2,196	—
Other liabilities	781	1,019
Total liabilities	7,156	8,966

Commitments and contingencies (Note 19)

Redeemable noncontrolling interest, at redemption value (Note 11)	21,074	20,670

Stockholders’ equity:
Preferred stock, $1.00 par value: 5,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized at June 30, 2020 and December 31, 2019; 101,008,374 shares and 97,851,243 shares issued at June 30, 2020 and December 31, 2019, respectively; 100,928,829 shares and 97,771,698 shares outstanding at June 30, 2020 and December 31, 2019, respectively	1,010	979
Additional paid-in capital	614,617	606,686
Treasury stock, at cost: 79,545 shares held at June 30, 2020 and December 31, 2019	(8,034)	(8,034)
Accumulated other comprehensive loss	(3,890)	(2,728)
Accumulated deficit	(540,364)	(523,908)
Total stockholders’ equity	63,339	72,995
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$91,569	$102,631

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
		June 30, 2019		June 30, 2019
	June 30, 2020	(Note 1)	June 30, 2020	(Note 1)
Revenues:
Product sales	$2,638	$—	$6,010	$—
Lease income	33	—	67	—
Total revenues	2,671	—	6,077	—

Costs and expenses:
Costs of revenues	2,517	—	5,728	—
Research and development	1,862	2,979	4,879	5,545
General and administrative	4,085	6,982	8,143	12,693
Selling and marketing	1,557	—	2,817	—
(Gain) loss on disposal of intangible assets	—	—	(450)	48
Impairment of intangible assets	1,537	—	1,537	—
Acquired in-process research and development	—	5,849	1,081	5,849
Total costs and expenses	11,558	15,810	23,735	24,135

Loss from operations	(8,887)	(15,810)	(17,658)	(24,135)
Non-operating income/(expense):
Interest income, net	153	320	343	369
Other income	27	—	27	—
Foreign exchange (losses) gains	(115)	480	248	551
Change in fair value of investment in equity securities	324	(241)	309	(196)
Net loss	(8,498)	(15,251)	(16,731)	(23,411)
Less: (loss)/ income attributable to redeemable noncontrolling interest	(166)	62	(275)	76
Accretion to redeemable noncontrolling interest redemption value	362	158	679	161
Net loss attributable to CASI Pharmaceuticals, Inc.	$(8,694)	$(15,471)	$(17,135)	$(23,648)

Net loss per share (basic and diluted)	$(0.09)	$(0.16)	$(0.17)	$(0.25)
Weighted average number of common shares outstanding (basic and diluted)	100,921	95,717	99,847	95,684

Comprehensive loss:
Net loss	$(8,498)	$(15,251)	$(16,731)	$(23,411)
Foreign currency translation adjustment	(336)	(1,112)	(1,162)	(800)
Total comprehensive loss	$(8,834)	$(16,363)	$(17,893)	$(24,211)
Less: Comprehensive (loss)/income attributable to redeemable noncontrolling interest	(166)	62	(275)	76
Comprehensive loss attributable to common stockholders	$(8,668)	$(16,425)	$(17,618)	$(24,287)

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Total
Balance at April 1, 2020	—	$—	100,914,829	$1,010	$612,972	$(8,034)	$(3,554)	$(532,032)	$70,362
Issuance of common stock for options exercised	—	—	14,000	—	20	—	—	—	20
Stock-based compensation expense, net of forfeitures	—	—	—	—	1,987	—	—	—	1,987
Foreign currency translation adjustment	—	—	—	—	—	—	(336)	—	(336)
Net loss attributable to CASI Pharmaceuticals, Inc.	—	—	—	—	(362)	—	—	(8,332)	(8,694)

Balance at June 30, 2020	—	$—	100,928,829	$1,010	$614,617	$(8,034)	$(3,890)	$(540,364)	63,339

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Total
Balance at January 1, 2020	—	$—	97,771,698	$979	$606,686	$(8,034)	$(2,728)	$(523,908)	$72,995
Issuance of common stock for options and warrants exercised	—	—	2,722,795	27	3,825	—	—	—	3,852
Repurchase of stock options to satisfy tax withholding obligations	—	—	—	—	(251)	—	—	—	(251)
Issuance of common stock pursuant to financing agreements	—	—	434,336	4	1,395	—	—	—	1,399
Stock issuance costs	—	—	—	—	(251)	—	—	—	(251)
Stock-based compensation expense, net of forfeitures	—	—	—	—	3,892	—	—	—	3,892
Foreign currency translation adjustment	—	—	—	—	—	—	(1,162)	—	(1,162)
Net loss attributable to CASI Pharmaceuticals, Inc.	—	—	—	—	(679)	—	—	(16,456)	(17,135)

Balance at June 30, 2020	—	$—	100,928,829	$1,010	$614,617	$(8,034)	$(3,890)	$(540,364)	63,339

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Total
Balance at April 1, 2019	—	$—	95,717,052	$958	$599,302	$(8,034)	$(915)	$(487,115)	$104,196
Stock issuance costs	—	—	—	—	—	—	—	—	—
Stock-based compensation expense, net of forfeitures	—	—	—	—	1,426	—	—	—	1,426
Foreign currency translation adjustment	—	—	—	—	—	—	(1,112)	—	(1,112)
Net loss attributable to CASI Pharmaceuticals, Inc.	—	—	—	—	(158)	—	—	(15,313)	(15,471)

Balance at June 30, 2019	—	$—	95,717,052	$958	$600,570	$(8,034)	$(2,027)	$(502,428)	$89,039

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Total
Balance at January 1, 2019	—	$—	95,287,268	$954	$596,712	(8,034)	$(1,227)	$(478,941)	$109,464
Issuance of common stock for options exercised	—	—	18,262	—	38	—	—	—	38
Repurchase of stock options to satisfy tax withholding obligations	—	—	—	—	(12)	—	—	—	(12)
Issuance of common stock from exercise of warrants	—	—	411,522	4	691	—	—	—	695
Stock issuance costs	—	—	—	—	(7)	—	—	—	(7)
Stock-based compensation expense, net of forfeitures	—	—	—	—	3,309	—	—	—	3,309
Foreign currency translation adjustment	—	—	—	—	—	—	(800)	—	(800)
Net loss attributable to CASI Pharmaceuticals, Inc.	—	—	—	—	(161)	—	—	(23,487)	(23,648)

Balance at June 30, 2019	—	$—	95,717,052	$958	$600,570	$(8,034)	$(2,027)	$(502,428)	$89,039

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
		June 30, 2019
	June 30, 2020	(Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,731)	$(23,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization for property and equipment	276	624
Net loss on disposal of property and equipment	—	1
Amortization of intangible assets	763	775
Reduction in the carrying amount of the right-of-use assets	627	456
(Gain) loss on disposal of intangible assets	(450)	48
Impairment of intangible assets	1,537	—
Stock-based compensation expense	3,892	3,309
Acquired in-process research and development	1,081	5,849
Change in fair value of investment in equity securities	(309)	196
Changes in operating assets and liabilities:
Accounts receivable	(1,311)	—
Inventories	4,112	(390)
Prepaid expenses and other assets	(33)	(1,860)
Accounts payable	(3,277)	1,358
Accrued liabilities and other liabilities	(1,190)	(632)
Deferred income	(11)	—
Net cash used in operating activities	(11,024)	(13,677)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of intangible assets	450	—
Purchases of property and equipment	(103)	(331)
Loan to a related party	(4,265)	—
Cash paid for acquired in-process research and development	(1,081)	(5,849)
Cash paid to acquire equity securities in Black Belt Tx Limited	—	(2,250)
Cash paid to acquire equity securities in Juventas Cell Therapy Ltd	—	(11,788)
Receipt of government grant	2,264	—
Net cash used in investing activities	(2,735)	(20,218)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	466	—
Stock issuance costs	(42)	(6)
Proceeds from sale of common stock	1,399	—
Cash contribution from redeemable noncontrolling interest	—	20,000
Proceeds from exercise of stock options	3,852	38
Repurchase of stock options to satisfy tax withholding obligations	(251)	(12)
Proceeds from exercise of warrants	—	695
Net cash provided by financing activities	5,424	20,715

Effect of exchange rate change on cash and cash equivalents	(398)	(772)
Net decrease in cash and cash equivalents	(8,733)	(13,952)

Cash and cash equivalents at beginning of period	53,621	84,205
Cash and cash equivalents at end of period	$44,888	$70,253

Supplemental disclosure of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.           Basis of Presentation

CASI Pharmaceuticals, Inc. (“CASI” or the “Company”) is a U.S. biopharmaceutical company focused on developing and commercializing innovative therapeutics and pharmaceutical products in China, the United States, and throughout the world. The Company is focused on acquiring, developing and commercializing products that augment its hematology oncology therapeutic focus as well as other areas of unmet medical need. The Company intends to execute its plan to become a leader by launching medicines in the greater China market leveraging the Company's China-based regulatory and commercial competencies and its global drug development expertise. The Company's operations in China are conducted through its wholly-owned subsidiary, CASI Pharmaceuticals (China) Co., Ltd. ("CASI China"), which is located in Beijing, China. The Company has built a commercial team of over 70 hematology and oncology sales and marketing specialists based in China.

In August 2019, the Company launched its first commercial product, EVOMELA® (Melphalan for Injection). EVOMELA is indicated for use as a high-dose conditioning treatment prior to hematopoietic progenitor (stem) cell transplantation in patients with multiple myeloma and also indicated for the palliative treatment of patients with multiple myeloma for whom oral therapy is not appropriate. Other core hematology/oncology assets in the Company’s pipeline include:

●	An autologous CD19 CAR-T investigative product (CNCT19) being developed by Juventas Cell Therapy Ltd (“Juventas”) as a treatment for patients with B-cell acute lymphoblastic leukemia (“B-ALL”) and B-cell non-Hodgkin lymphoma (“B-NHL”) for which the Company has exclusive commercialization rights. The Company expects Juventas to complete its Phase 1 study of CNCT19 and initiate its registration trials in the first quarter of 2021.
●	CID-103, an anti-CD38 monoclonal antibody being developed for the treatment of patients with multiple myeloma. The Company intends to initiate the Phase 1 study of CID-103 in the first quarter of 2021.
●	ZEVALIN® (Ibritumomab Tiuxetan), a CD20-directed radiotherapeutic antibody, that is approved in the U.S. to treat patients with non-Hodgkin lymphoma (“NHL”). The Company intends to begin the China registration study of ZEVALIN in 2021.

Other assets in the Company’s pipeline for which the Company have exclusive rights in China are (i) Octreotide Long Acting Injectable (“LAI”), and (ii) a novel formulation of Thiotepa. Octreotide LAI formulations, which are approved in various European countries, are considered a standard of care for the treatment of acromegaly and the control of symptoms associated with certain neuroendocrine tumors. The Company plans to begin the China registration study for Octreotide LAI in 2020.  Thiotepa is a conditioning treatment for allogeneic haemopoietic stem cell transplants. The Company’s partner for the novel formulation of Thiotepa plans to begin the China registration study in 2021.

The Company intends to continue to pursue building a robust pipeline of drug candidates for development and commercialization in China as its primary market and, if rights are available, for the rest of the world. For in-licensed products, the Company uses a market-oriented approach to identify pharmaceutical candidates that it believes has the potential for gaining widespread market acceptance, either globally or in China, and for which development can be accelerated under the Company’s drug development strategy.  The Company’s strategy focuses on product candidates with proven targets or product candidates that have low clinical risk.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, in which CASI, directly or indirectly, has a controlling financial interest. These subsidiaries include Miikana Therapeutics, Inc. (“Miikana”), CASI Pharmaceuticals (China) Co., Ltd. (“CASI China”), CASI Pharmaceuticals (Wuxi) Co., Ltd. (“CASI Wuxi”), and CASI Biopharmaceuticals (WUXI) Co., Ltd. (“CASI Biopharmaceuticals”). CASI China is a non-stock Chinese entity with 100% of its interest owned by CASI. CASI China received approval for a business license from the Beijing Industry and Commercial Administration in August 2012 and has operating facilities in Beijing. CASI Wuxi was established on December 26, 2018 in China to develop a future manufacturing facility in China. CASI Biopharmaceuticals is a wholly owned subsidiary of CASI Wuxi and was established in April 2019. The Company controls CASI Wuxi through 80% voting rights (see Note 11). Accordingly, the financial statements of CASI Wuxi have been consolidated in the Company’s consolidated financial statements since its inception. All inter-company balances and transactions have been eliminated in consolidation. The Company currently operates in one operating segment, which is the development of innovative therapeutics addressing cancer and other unmet medical needs for the global market.

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

Certain line items in the 2019 consolidated balance sheet and in the June 30, 2019 unaudited condensed consolidated statement of cash flows have been reclassified to conform to the current period presentation.

Liquidity Risks and Management’s Plans

Since its inception in 1991, the Company has incurred significant losses from operations and, as of June 30, 2020, has incurred an accumulated deficit of $540.4 million. In 2012, the Company shifted its business strategy to China and has since built an infrastructure in China that includes sales and marketing, medical affairs, and regulatory and clinical development. In 2014, the Company changed its name to "CASI Pharmaceuticals, Inc." The majority of the Company's operations are now located in China. The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical and development activities.

On July 24, 2020, the Company closed an underwritten public offering of 23 million shares of common stock (the "Offering") and received gross proceeds of approximately $43.7 million before deducting the underwriting discounts and commissions and offering expenses payable by CASI. Certain insiders, including CASI's Chief Executive Officer, and CASI's President, purchased shares of common stock in the Offering at the public offering price and on the same terms as the other purchasers in this Offering (see Note 20). The Company intends to use the net proceeds of this offering for working capital and general corporate purposes, which include, but are not limited to advancing the Company's product portfolio, acquiring the rights to new product candidates and general and administrative expenses.

Taking into consideration the cash and cash equivalents balance as of June 30, 2020, and the gross proceeds from the Offering of $43.7 million, the Company believes that it has sufficient resources to fund its operations at least one year beyond the date that the unaudited condensed consolidated financial statements are issued. As of June 30, 2020, approximately $3.1 million of the Company’s cash balance was held by CASI China, and approximately $20.4 million of the Company’s cash balance was held by CASI Wuxi. The Company intends to continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements.

Risks and Uncertainties

The Company's business has been and may continue to be adversely affected by the COVID-19 pandemic. In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a pandemic. Due to the evolving and highly uncertain nature of this event, the Company cannot predict at this time the full extent to which the COVID-19 pandemic will adversely impact its business, results and financial condition. The impact will depend on many factors that are not known at this time. These include, among others, the extent of harm to public health, the continued disruption to operations, and the impact of the global business and economic environment on liquidity and the availability of capital.

The Company has experienced operational interruptions as a result of COVID-19, including the temporary disruption of operations in China due to a Chinese government mandated quarantine protocol, including mandatory business closures, social distancing measures, and various travel restrictions. Although the Company's operations in China are beginning to normalize, there can be no assurance that such operations will continue to do so or that there will not be a renewed outbreak of COVID-19 or other significant contagious diseases in China or elsewhere. To the extent that such events occur, demand for the Company's products may decline, and the Chinese government or other governments may impose additional restrictions resulting in further shutdowns, further work restrictions, and the disruption of the Company’s supply and distribution channels.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, which may result in a period of regional, national, and global economic slowdown or regional, national, or global recessions that could affect the Company's ability to continue to commercialize and expand distribution of EVOMELA (Melphalan For Injection) or other drugs in the Company’s existing product pipeline. The effectiveness of the Company's sales teams may be negatively impacted by the lack of travel and their reduced ability to engage with decision-makers. In the first quarter 2020, during which the peak of the pandemic occurred in China, the Company experienced some disruptions to our EVOMELA marketing and sales activities due to travel restrictions and the prioritization of hospitals and physicians to attend to patients with COVID-19 infection. In addition, economic and other uncertainties may adversely affect other parties' willingness to negotiate and execute product licenses and thus hamper the Company's ability to in-license clinical-stage and late-stage drug candidates in China or elsewhere.

The Company currently relies on a single source for its supply of EVOMELA. Due to COVID-19 the Company experienced a disruption to its supply chain for EVOMELA. That disruption, along with a recent change in the manufacturer of EVOMELA, contributed to a decrease in the Company's revenue for the second quarter of 2020. If suppliers refuse or are unable to provide products for any reason (including the occurrence of an event like the COVID-19 pandemic that makes delivery impractical), the Company would be required to negotiate an agreement with a substitute supplier, which would likely interrupt further manufacturing of EVOMELA, cause delays or increase costs.

Clinical trials, whether planned or ongoing, may be affected by the COVID-19 pandemic. The Company's partner, Juventas, experienced some delay in the conduct of the CNCT19 trials due to the COVID-19 pandemic. The COVID-19 pandemic has also impacted the Company's targeted start time of our CID-103 trial due to the lock-down of many medical facilities in Europe. Study procedures (particularly any procedures that may be deemed non-essential), site initiation, participant recruitment and enrollment, participant dosing, shipment of the Company's product candidates, distribution of clinical trial materials, study monitoring, site inspections and data analysis may be paused or delayed due to changes in hospital or research institution policies, federal, state or local regulations, prioritization of hospital and other medical resources toward COVID-19 efforts, or other reasons related to the pandemic. In addition, there could be a potential effect of COVID-19 on the operations of the health regulatory authorities, which could result in delays of reviews and approvals, including with respect to the Company's product candidates. Any prolongation or de-prioritization of the Company's clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of the Company's product candidates.

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

The terms of the agreement include an upfront payment of 1 million euros which was paid by the Company in 2019, and up to 2 million euros of additional milestone payments. During the six months ended June 30, 2020, a milestone relating to Pharmathen’s approval of Octreotide in the UK was achieved, which triggered a 1 million euros payment from the Company to Pharmathen. The 1 million euros was expensed as acquired in-process research and development in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2020. CASI is responsible for the development, import drug registration, product approval and commercialization in China. CASI has a 10-year non-royalty exclusive distribution period after the product launch at agreed supply costs for the first three years.

Juventas Cell Therapy:

In June 2019, the Company entered into a license agreement for exclusive worldwide license to commercialize an autologous anti-CD19 T-cell therapy product (CNCT19) from Juventas Cell Therapy Ltd. (“Juventas”) (the “Juventas license agreement”), and entered into an investment agreement with Juventas pursuant to which CASI Wuxi invested RMB 80 million (approximately $11,788,000) in Juventas as the upfront payment for CNCT19 (“Juventas investment agreement”). Juventas is a China-based domestic company engaged in cell therapy. Under the Juventas license agreement, Juventas is responsible for the clinical development and regulatory submission and maintenance, and manufacturing.  CASI is responsible for the launch and commercialization of CNCT19 and for the payment of certain future development milestones and sales royalties. In June 2020, the Company entered into a one-year loan agreement with Juventas in the amount of up to RMB 30,000,000 (approximately $4,243,000) with an annual interest rate of 20%, proceeds of which to support and advance the CNCT19 clinical program.

CNCT19 was engineered from the CD19 CAR-T, to potentially treat patients with relapsed B-cell acute lymphoblastic leukemia (B-ALL), chronic lymphocytic leukemia (CLL), and B-cell non-Hodgkin lymphoma (B-NHL). The China National Medical Products Administration (NMPA) has approved the clinical trial applications for CNCT19 in Phase 1 studies in B-NHL and B-ALL. Both trials are conducted by Juventas and are currently enrolling patients.  Juventas expects to complete the current Phase 1 studies and initiate registration trials by the first quarter of 2021, upon which CASI is obligated to pay a development milestone payment in the amount of RMB 70.0 million (approximately $9.9 million) to Juventas.

Black Belt Therapeutics Limited:

In April 2019, the Company entered into a license agreement with Black Belt Therapeutics Limited (“Black Belt”) for exclusive worldwide rights to CID-103, an investigational anti-CD38 monoclonal antibody (Mab) (formerly known as TSK011010). CASI is responsible for all development and commercialization activities of the CID-103 program. The Company expects to initiate a Phase I study in the UK in the first quarter of 2021.

China Resources Guokang Pharmaceuticals Co., Ltd:

In March 2019, CASI entered into an exclusive distribution agreement with China Resources Guokang Pharmaceuticals Co., Ltd. (“CRGK” or the “distributor”), pursuant to which it is the sole customer and distributor for the sale of EVOMELA in China. Commercial sales of EVOMELA were launched in August 2019. For the three and six months ended June 30, 2020, the Company recognized $2.6 million and $6.0 million of revenues, respectively, from sales of EVOMELA under this arrangement.

3.           Summary of Significant Accounting Policies

Revenue Recognition

Product sales recognized in the unaudited condensed consolidated statements of operations is considered “revenue from contracts with customers” and, accordingly, the Company recognizes revenue using the following steps:

●	Identification of the contract, or contracts, with a customer;
●	Identification of the performance obligations in the contract;
●	Determination of the transaction price, including the identification and estimation of variable consideration;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when we satisfy a performance obligation.

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

The costs of assurance type warranties that provide the customer the right to exchange purchased product that does not meet appropriate quality standards are recognized when they are probable and are reasonably estimable. As of June 30, 2020, the Company did not incur, and therefore did not defer, any material costs to obtain or fulfill contracts. The Company did not have any contract assets or contract liabilities as of June 30, 2020.

Costs of Revenues

Cost of revenues consists primary of the cost of inventories of EVOMELA and sales-based royalties related to the sale of EVOMELA.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company’s significant accounting estimates relate to recoverability of operating lease right-of-use assets, intangible assets and long-term investments, net realizable value and obsolescence allowance for inventory, deferred tax assets and valuation allowance, allowance for doubtful accounts, and stock-based arrangements. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results may differ from those estimates, and such differences may be material to the consolidated financial statements.

Accounts Receivable and Credit Concentration

CRGK is the sole customer for the sale of the Company’s EVOMELA product in China. All consolidated revenue for the three and six months ended June 30, 2020 were generated from sales to CRGK in China. Accounts receivable consist of CRGK receivables of $2.6 million and $1.3 million as of June 30, 2020 and December 31, 2019, respectively.

The Company extends credit to CRGK on an unsecured basis and maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable. In establishing the required allowance, management considers the historical losses, customer’s financial condition, the amount of accounts receivables in dispute, the accounts receivables aging and the customer’s payment pattern. The Company determined that no allowance for doubtful accounts was necessary as of June 30, 2020.

Government Grants

Government grants are recognized when there is reasonable assurance that the Company will comply with required conditions and the grants will be received. Government grants related to assets are presented as deferred income that is recognized on a systematic basis over the useful life of the asset.

New Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”) and subsequent amendments to the initial guidance including ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, and ASU No. 2019-10 (collectively, “Topic 326”). Topic 326 requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This standard is effective for public business entities, excluding entities eligible to be smaller reporting companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, this standard is effective for annual and interim periods beginning after December 15, 2022 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. As a smaller reporting company, the Company expects to adopt this standard in fiscal year 2023.The Company is currently assessing the impact that the adoption of this ASU will have on the consolidated financial statements.

4.            Investment in Equity Securities, at fair value and long-term investments

The Company has an equity investment in the common stock of a publicly traded company. The fair value of this security was measured using its quoted market price, a Level 1 input, and was approximately $0.9 million as of June 30, 2020 and $0.6 million as of December 31, 2019 (see Note 16).

The following table summarizes the Company’s investment as of June 30, 2020:

			Gross
(In thousands)			unrealized	Aggregate fair
Description	Classification	Cost	gains	value

Common stock	Investment	$—	$934	$934

Unrealized gains or (losses) on the Company’s equity investment for the three and six months ended June 30, 2020 and 2019 were $324,000, $309,000, $(241,000) and $(196,000), respectively, and are recognized as change in fair value of investment in equity securities in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

In April 2019, in conjunction with its license agreement entered into with Black Belt (see Note 2), the Company made a 2 million euros ($2,249,600) equity investment in a newly established, privately held UK Company, Black Belt Tx Ltd ("Black Belt Tx").

In June 2019, in conjunction with its license agreement entered into with Juventas (see Note 2), the Company, through its China subsidiary, made an RMB 80 million ($11,788,000) equity investment in Juventas, a privately held, China-based company.

In June 2020, the Company entered into one-year loan agreement with Juventas in the amount of RMB 30,000,000 (approximately $4,243,000) with an annual interest rate of 20%. The loan is recorded in loan receivable from a related party in the accompanying unaudited consolidated condensed balance sheets. Beijing Fuyuan Zhiyuan Biotechnology Partnership (Limited Partnership), the major shareholder of Juventas, irrevocably and unconditionally guarantees to CASI the due and punctual payment in full of the loan. For the three and six months ended June 30, 2020, the Company recognized interest income of $24,000.

As the Company does not have significant influence over operating and financial policies of Black Belt Tx Ltd and Juventas, and the equity interests do not have readily determinable fair value, the investments in Black Belt TX Ltd and Juventas are stated at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. The Company did not record any adjustments or impairments during the three and six months ended June 30, 2020.

5.           Inventories

Inventories at June 30, 2020 and December 31, 2019 consisted of the following:

(In thousands)	June 30, 2020	December 31, 2019
Finished goods	$430	$4,514
Raw materials	—	28
Total	$430	$4,542

No provisions to write down the carrying amount of inventory have been recorded in the three and six months ended June 30, 2020 and 2019.

6.            Leases

Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Rent expense is recognized on a straight-line basis over the lease term.

Operating lease liabilities (see below) are included in accrued liabilities and other liabilities (noncurrent) in the consolidated balance sheets as of June 30, 2020 and December 31, 2019.

All of the Company’s existing leases as of June 30, 2020 are classified as operating leases. As of June 30, 2020, the Company had five material operating leases for land, facilities and office equipment with remaining terms expiring from 2021 through 2069 and a weighted average remaining lease term of39.49  years. The Company has fair value renewal options for three of the Company’s existing leases, none of which are considered reasonably certain of being exercised or included in the minimum lease term. Weighted average discount rates used in the calculation of the lease liability is 5.13%. The discount rates reflect the estimated incremental borrowing rate, which includes an assessment of the credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to the lease payments in a similar economic environment.

In November 2019, CASI Wuxi entered into a fifty-year lease agreement for the right to use state-owned land in China for the construction of a manufacturing facility. The land parcel is 74,028.40 square meters. The Company is currently in the design and engineering phase for the facility and working on the construction plan and timeline. The Company classifies this lease as an operating lease. The Company prepaid all of the lease payments for the land use right in 2019 in the amount of RMB 45 million (equivalent to US$6.6 million). In April 2020, CASI Wuxi received RMB 15.9 million (equivalent to approximately US$2.2 million) from the Jiangsu Province Wuxi Huishan Economic Development Zone as government grant for this development project which was recorded as deferred income in April 2020 (See Note 9).

Rent expense for the six months ended June 30, 2020 and 2019 was approximately $749,000 and $611,000, respectively. There were no variable lease costs or sublease income for leased assets for the six months ended June 30, 2020.

Right of use assets and liabilities as of June 30, 2020 and December 31, 2019 in the condensed consolidated balance sheets were as follows:

(In thousands)	June 30, 2020	December 31, 2019
Right of use assets	$7,964	$8,708

Accrued liabilities	$1,077	$1,182
Other liabilities	522	1,019
Total lease liabilities	$1,599	$2,201

Cash paid for amounts included in the measurement of operating lease liabilities were $701,000 for the six months period ended June 30, 2020 and was included in operating cash outflows.

A maturity analysis of our operating leases as of June 30, 2020 follows:

Future undiscounted cash flows:

(In thousands)
2020 (remaining six months)	$741
2021	892
2022	191
Thereafter	—
Total	1,824

Discount factor	(225)
Lease liability	1,599
Amounts due within 12 months	1,077
Non-current lease liability	$522

7.           Intangible Assets

Intangible assets include ANDAs that were acquired as part of 2018 asset acquisitions of US marketed generic products and capitalized costs related to a cloud computing arrangement (CCA).

The ANDAs are amortized over their estimated useful lives of 13 years, using the straight-line method. The CCA is being amortized over its useful life of 5 years.

In February 2020, the Company entered into an agreement with Chartwell Rx Sciences, LLC (“Chartwell”) in which the Company sold and transferred the control of seven U.S. FDA-approved ANDAs to Chartwell in exchange for $450,000 in cash, which the Company received in March 2020. These ANDAs had a net book value of $0 at the time of sale. The Company is entitled to an additional $1 million, contingent upon Chartwell receiving certain FDA approvals relating to certain of these ANDAs. The Company recognized a gain on disposal of intangible assets in the amount of $450,000 in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2020. The additional $1 million is treated as variable consideration. Because the amount of variable consideration is highly susceptible to factors outside the Company's influence and the Company’s experience with similar types of contracts is limited, the Company did not include the amount of variable consideration in recognition of gain on disposal of intangible assets for the six months ended June 30, 2020. The Company will recognize the variable consideration and additional gain on disposal of intangible assets when the constraint on variable consideration is resolved, i.e., Chartwell receives relevant FDA approvals.

During the three and six months ended June 30, 2020, the Company recorded an impairment of intangible assets of $1.3 million, which represents the difference between the carrying value of the intangible asset and its fair value.  There were no intangible asset impairments for the three and six months ended June 30, 2019.

Intangible assets at June 30, 2020 consists of the following:

(In thousands)
Asset	Purchase Price	Accumulated Amortization	Impairment	Estimated useful lives
ANDAs	$16,209	$(3,589)	$(1,348)	13 years
TDF ANDA	2,035	(289)	—	13 years
Others	193	(68)	—	5 years
Total	$18,437	$(3,946)	$(1,348)

The changes in intangible assets for the six months ended June 30, 2020 are as follows:

(In thousands)
Balance as of December 31, 2019	$15,399
Amortization expense	(706)
Impairment of intangible assets	(1,348)
Foreign currency translation adjustment	(202)
Balance as of June 30, 2020	$13,143

Expected future amortization expense, is as follows:

(In thousands)
2020 (remaining six months)	$627
2021	1,255
2022	1,255
2023	1,255
2024	1,219
2025 and thereafter	7,532

8.            Assets Held for Sale

During the three months ended June 30, 2020, the Company classified four U.S. FDA-approved ANDAs as assets held for sale as it committed to a plan to sell these assets within one year and actively market the assets in their current condition at a price that is reasonable in relation to their estimated fair value. The held for sale criteria were met during the three months ended June 30, 2020. Assets held for sale are reported at the lower of cost or fair value less costs to sell and are recorded in a single line in the unaudited condensed consolidated balance sheets. The Company recorded an impairment of assets held for sale of $189,000 in the three and six months ended June 30, 2020. The Company reclassified the comparable balance sheet amounts related to these four ANDAs in the amount of $1,496,000 as of December 31, 2019 from intangible assets to assets held for sale. In July 2020, the Company entered into an agreement with Rubicon Research Private Limited (“Rubicon”) in which the Company sold and transferred the control of the four U.S. FDA-approved ANDAs to Rubicon in exchange for $1.25 million in cash, which the Company received in July 2020.

Assets held-for-sale at June 30, 2020 consists of the following:

(In thousands)	June 30, 2020	December 31, 2019
Cost of intangible assets	$1,756	$1,756
Accumulated amortization	(317)	(260)
Impairment of intangible assets	(189)	—
	$1,250	$1,496

The changes in assets held-for-sale for the six months ended June 30, 2020 are as follows:

(In thousands)
Balance as of December 31, 2019	$1,496
Amortization expense	(57)
Impairment of intangible assets	(189)
Balance as of June 30, 2020	$1,250

9.           Grants

In November 2019, CASI Wuxi entered into a fifty-year lease agreement for the right to use state-owned land in China for the construction of a manufacturing facility (see Note 6). In November 2019, the Company entered into a grant agreement with the Administrative Committee of Wuxi Huishan Economic Development Zone, under which, the Company is eligible for grants up to RMB25 million to support the development of CASI Wuxi’s manufacturing site.

In April 2020, CASI Wuxi received RMB 15.9 million (equivalent to approximately US$2.2 million) from the Jiangsu Province Wuxi Huishan Economic Development Zone as a government grant for this development project which was recorded as deferred income in April 2020.  The grant will be amortized over the life of the lease of the land.  The Company recognized $11,000 of other income during the three and six months ended June 30, 2020.

10.          Note Payable

On April 27, 2020, M&T Bank approved a $465,595 loan to the Company under the Paycheck Protection Program (PPP) pursuant to the Coronavirus Aid, Relief and Economic Security (CARES) Act that was signed into law on March 27, 2020. The loan, evidenced by a promissory note to M&T Bank as lender and dated April 29, 2020, has a term of two years, is unsecured, and is guaranteed by the Small Business Administration (SBA). The loan bears interest at a fixed rate of one percent per annum, with the first six months of interest and principal deferred. Some or all of the loan may be forgiven if the Company complies with certain relevant conditions. Interest expense of approximately $700 was recorded in the three and six months ended June 30, 2020.

A maturity analysis of the note payable as of June 30, 2020 follows:

Future undiscounted cash flows:

(In thousands)
2020 (remaining six months)	$52
2021	316
2022	104
Thereafter	—
Total	472

Discount factor	(6)
Amounts due within 12 months	207
Non-current liability	$259

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

Changes in redeemable noncontrolling interest during the three and six month periods ended June 30, 2020 and 2019 are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Balance at beginning of period	$20,878	$20,017	$20,670	$—
Cash contribution by Wuxi LP	—	—	—	20,000
Share of CASI Wuxi (net loss)/income	(166)	62	(275)	76
Accretion of redeemable noncontrolling interest	362	158	679	161
Balance at end of period	$21,074	$20,237	$21,074	$20,237

12.           Stockholders’ Equity

Common Stock Sales Agreements

The Company has a Common Stock Sales Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“HCW”). On July 19, 2019, the Company entered into an amendment to the Sales Agreement reducing the maximum amount that may be sold under the Sales Agreement to $20 million. As of June 30, 2020, approximately $19.5 million remained available under the Sales Agreement.

On July 19, 2019, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (the “Open Market Agreement”) in which the Company may elect to sell from time to time, at its option, up to $30 million in shares of the Company’s common stock, through Jefferies LLC, as sales agent.

For the six months ended June 30, 2020, there were approximately 434,000 shares issued under the Open Market Agreement with net proceeds of approximately $1,357,000. As of June 30, 2020, the Company has issued approximately 493,000 shares with net proceeds of approximately $1,539,000. As of June 30, 2020, approximately $28.4 million remained available under the Sales Agreement.

Stock purchase warrants activity for the six months ended June 30, 2020 is as follows:

		Weighted Average
	Number of Warrants	Exercise Price
Outstanding at January 1, 2020	9,843,720	$4.43
Issued	-	$—
Exercised	(82,304)	$1.69
Expired	(1,489,707)	$3.75
Outstanding at June 30, 2020	8,271,709	$4.58
Exercisable at June 30, 2020	8,271,709	$4.58

All outstanding warrants are equity classified.

13.          Net Loss Per Share

The following table sets forth the basic and diluted net loss per share computation and provides a reconciliation of the numerator and denominator for the periods presented:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Numerator:
Net loss attributable to CASI Pharmaceuticals, Inc.	$(8,694)	$(15,471)	$(17,135)	$(23,648)
Denominator:
Weighted average number of common shares	100,921	95,717	99,847	95,684
Denominator for basic and diluted net loss per share calculation	100,921	95,717	99,847	95,684
Net loss per share
—Basic and diluted	$(0.09)	$(0.16)	$(0.17)	$(0.25)

As of June 30, 2020 and 2019, outstanding stock options totaling 15,906,321 and 18,530,037, respectively, and outstanding warrants totaling 8,271,709 and 11,370,303, respectively, were anti-dilutive, and therefore, were not included in the computation of weighted average shares used in computing diluted loss per share.

14.         Stock-Based Compensation

As of June 30, 2020, a total of 10,939,840 shares remained available for grant under the Company’s 2011 Long-Term Incentive Plan.

The Company’s net loss for the six months ended June 30, 2020 and 2019 includes $3.9 million and $3.3 million, respectively, of non-cash compensation expense related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	Six Months Ended June 30,
(In thousands)	2020	2019
Research and development	$211	$264
General and administrative	3,681	3,045
Share-based compensation expense	$3,892	$3,309

Compensation expense related to stock options is recognized over the requisite service period, which is generally the option vesting term of up to five years. Awards with performance conditions are expensed when it is probable that the performance condition will be achieved. For the six month periods ended June 30, 2020 and 2019, approximately $36,000 and $43,000 was expensed for stock option awards with performance conditions that were probable during the period, respectively.

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

Following are the weighted-average assumptions used in valuing the stock options granted to employees during the six month periods ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020		2019
Expected volatility	77.59%		77.43%
Range of expected volatility	75.84% to 81.63%		76.68% to 84.48%
Range of risk free interest rate	0.34% to 1.77%		1.74% to 2.59%
Expected term of option	6.03	years	6.04	years
Expected dividend yield	0.00%		0.00%

The weighted average fair value of stock options granted during the six month periods ended June 30, 2020 and 2019 were $1.99 and $2.20, respectively.

A summary of changes in options under the Company’s stock option plans during the six month period ended June 30, 2020 is as follows:

		Weighted Average
	Number of Options	Exercise Price
Outstanding at January 1, 2020	18,268,372	$2.58
Exercised	(2,774,473)	$1.39
Granted	1,145,686	$2.96
Expired	(85,847)	$5.27
Forfeited	(647,417)	$3.89
Outstanding at June 30, 2020	15,906,321	$2.75
Vested and expected to vest at June 30, 2020	15,906,321	$2.75
Exercisable at June 30, 2020	8,798,385	$2.21

Cash received from option exercises under all share-based payment arrangements for the six month periods ended June 30, 2020 and 2019 was $3.8 million and $38,000, respectively.

15.          Income Taxes

At December 31, 2019, the Company had a $2.6 million unrecognized tax benefit. The Company recorded a full valuation allowance on the net deferred tax asset recognized in the consolidated financial statements as of December 31, 2019.

During the six months ended June 30, 2020, there were no material changes to the measurement of unrecognized tax benefits in various tax jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

16.          Fair Value Measurements

The majority of the Company’s financial instruments (consisting of cash and cash equivalents, accounts receivable, loan receivable from a related party, accounts payable, accrued liabilities, and notes payable) are carried at cost which approximates their fair values due to the short-term nature of the instruments. The Company’s investment in equity securities is carried at fair value (see Note 4).

U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. These tiers include:

●	Level 1—Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
●	Level 2—Observable market-based inputs other than quoted prices in active markets for identical assets or liabilities.
●	Level 3—Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

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

The following tables present the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, by level within the fair value hierarchy:

(In thousands)	Fair Value at
Description	June 30, 2020	Level 1	Level 2	Level 3

Investment in common stock	$934	$934	$—	$—

	Fair Value at
Description	December 31, 2019	Level 1	Level 2	Level 3

Investment in common stock	$625	$625	$—	$—

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

(In thousands)	Fair Value at
Description	December 31, 2019	Level 1	Level 2	Level 3
Long-lived assets	$287	$—	$—	$287

The long-lived assets represent equipment leased to Juventas (Note 17).

As of December 31, 2019, equipment leased to Juventas with a total carrying amount of $673,000 were written down to their fair value of $287,000, resulting in an impairment charge of $386,000, representing the difference between total carrying amount and fair value of these long-lived assets, which was calculated based on Level 3 Inputs.

(In thousands)	Fair Value at
Description	June 30, 2020	Level 1	Level 2	Level 3
Intangible assets (Note 7)	$300	$—	$—	$300
Assets held for sale (Note 8)	$1,250	$—	$—	$1,250

17.          Related Party Transactions

On July 1, 2019 the Company entered into a one-year equipment lease with Juventas in the amount of RMB 80,000 (approximately $15,000) a month, which is classified as an operating lease. Transactions with Juventas are considered to be related party transactions as the Company’s CEO and Chairman is the chairman and one of the founding shareholders of Juventas. During the six months ended June 30, 2020, the Company recognized lease income of $67,000.

In June 2020, the Company entered into one-year loan agreement with Juventas in the amount of RMB 30,000,000 (approximately $4,243,000) with an annual interest rate of 20%. For the three and six months ended June 30, 2020, the Company recognized interest income of $24,000.

In 2018, the Company entered into commercial purchase obligation commitments for EVOMELA from Spectrum Pharmaceuticals, Inc. (“Spectrum”) totaling approximately $9.2 million under a short-term supply agreement for EVOMELA. All of these EVOMELA purchase commitments have been delivered as of October 2019. Spectrum is a greater than a 5% shareholder of the Company. There were no transactions with Spectrum during the six months ended June 30, 2020. For the year ended December 31, 2019, the transactions relating to the manufacturing and purchase of the EVOMELA commercial product supply amounted to $7.8 million. The amount due to Spectrum was $0.2 million as of December 31, 2019. The Company also accrued approximately $2.6 million for material costs related to EVOMELA during the year ended December 31, 2019. As of June 30, 2020, all amounts due to Spectrum have been paid.

18.          Acrotech License Arrangements

The Company has certain product rights and perpetual exclusive licenses from Acrotech Biopharma L.L.C. (“Acrotech”) to develop and commercialize the following commercial oncology drugs and drug candidates in the greater China region (which includes China, Taiwan, Hong Kong and Macau) (the “Territories”):

●	EVOMELA® (Melphalan Hydrochloride For Injection)
●	ZEVALIN® (Ibritumomab Tiuxetan); and
●	MARQIBO® (Vincristine Sulfate Liposome Injection

CASI is responsible for developing and commercializing these three drugs in the Territories, including the submission of import drug registration applications and conducting confirmatory clinical trials as needed.

On December 3, 2018 the Company received NMPA’s approval for importation, marketing and sales in China for EVOMELA. The Company has in place an experienced commercial team with a successful track record to execute the commercial sales of EVOMELA that launched in August 2019. The Company has initiated an NMPA required post-marketing study in 2020.

On February 12, 2019, the Company received NMPA’s approval of the Company’s clinical trial application (CTA) to conduct a registration trial to evaluate the efficacy and safety of ZEVALIN. The Company expects to initiate a ZEVALIN registration study in China in 2021.

On March 4, 2019 the Company received NMPA’s approval of the Company’s MARQIBO CTA. The Company is currently evaluating the development strategy and options in an evolving standard of care environment for the approved niche indication.

19.         Commitments

In conjunction with the Black Belt and Juventas agreements entered into during 2019 (see Note 2), the Company is responsible for certain milestone and royalty payments. As of June 30, 2020, no milestones have been met.

In conjunction with the Pharmathen agreement entered into during 2019 (see Note 2), the Company is responsible for certain remaining milestone payments. As of June 30, 2020, the remaining milestones have not been met.

In conjunction with the Laurus Labs agreement entered into during 2018 related to the TDF ANDA (see Note 7), the Company is responsible for certain remaining milestone payments. As of June 30, 2020, the remaining milestones have not been met.

In November 2019, CASI Wuxi entered into a lease agreement for the right to use state-owned land in China for the construction of a manufacturing facility. Pursuant to the agreement, CASI Wuxi commits to invest land use right and property, plant and equipment of RMB 1 billion (equivalent to US$143 million) within three years from the date of establishment of CASI Wuxi. The timing of the development and investment plans are subject to further discussion with the government. The Company is currently in the design and engineering phase for the building including the construction plan and timeline. In addition, work on land improvements has commenced.

The Company is subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, unless otherwise disclosed herein, are material.

20.          Subsequent Events

July 2020 Offering

On July 24, 2020, the Company closed an underwritten public offering of 23 million shares of common stock (the “Offering”) and received gross proceeds of approximately $43.7 million before deducting the underwriting discounts and commissions and offering expenses payable by CASI. Certain insiders, including CASI’s Chief Executive Officer, and CASI’s President, purchased shares of common stock in the Offering at the public offering price and on the same terms as the other purchasers in this Offering. The Company intends to use the net proceeds of this offering for working capital and general corporate purposes, which include, but are not limited to advancing the Company’s product portfolio, acquiring the rights to new product candidates and general and administrative expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

CASI Pharmaceuticals, Inc. (“CASI” or the “Company”) is a U.S. biopharmaceutical company focused on developing and commercializing innovative therapeutics and pharmaceutical products in China, the United States, and throughout the world.  We are focused on acquiring, developing and commercializing products that augment our hematology oncology therapeutic focus as well as other areas of unmet medical need. We intend to execute our plan to become a leader by launching medicines in the greater China market leveraging our China-based regulatory and commercial competencies and our global drug development expertise. Our operations in China are conducted through our wholly-owned subsidiary, CASI Pharmaceuticals (China) Co., Ltd. (“CASI China”), which is located in Beijing, China. We have built a commercial team of over 70 hematology and oncology sales and marketing specialists based in China.

In August 2019, we launched our first commercial product, EVOMELA® (Melphalan for Injection). In China, EVOMELA is approved for use as a conditioning treatment prior to stem cell transplantation in the multiple myeloma setting. Other core hematology/oncology assets in our pipeline include:

•An autologous CD19 CAR-T investigative product (CNCT19) being developed by Juventas Cell Therapy Ltd (“Juventas”) as a treatment for patients with B-cell acute lymphoblastic leukemia (“B-ALL”) and B-cell non-Hodgkin lymphoma (“B-NHL”) for which we have exclusive commercialization rights. We expect Juventas to complete its Phase 1 study of CNCT19 and initiate its registration trials in the first quarter of 2021.

•CID-103, an anti-CD38 monoclonal antibody being developed for the treatment of patients with multiple myeloma. We intend to initiate the Phase 1 study of CID-103 in the first quarter of 2021.

•ZEVALIN® (Ibritumomab Tiuxetan), a CD20-directed radiotherapeutic antibody, that is approved in the U.S. to treat patients with non-Hodgkin lymphoma (“NHL”). We intend to begin the China registration study of ZEVALIN in 2021.

Other assets in our pipeline for which we have exclusive rights in China are Octreotide Long Acting Injectable (“LAI”), for which our partner plans to begin the China registration study in 2020, and Thiotepa novel formulation, for which we plan to begin the China registration study in 2021. Octreotide LAI formulations, which are approved in various European countries, are considered a standard of care for the treatment of acromegaly and the control of symptoms associated with certain neuroendocrine tumors. Thiotepa is used as a conditioning treatment for certain allogeneic haemopoietic stem cell transplants.

We intend to continue to pursue building a robust pipeline of drug candidates for development and commercialization in China as our primary market and, if rights are available, for the rest of the world. For in-licensed products, we use a market-oriented approach to identify pharmaceutical candidates that we believe have the potential for gaining widespread market acceptance, either globally or in China, and for which development can be accelerated under our drug development strategy.  We have focused on US/EU approved product candidates, and product candidates with proven targets or product candidates that have low clinical risk.

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

The Company’s EVOMELA, ZEVALIN and MARQIBO assets were originally licensed from Spectrum Pharmaceuticals, Inc. (“Spectrum”) and the Company had supply agreements with Spectrum to support the Company’s application for import drug registration and for commercialization purposes. On March 1, 2019, Spectrum completed the sale of its portfolio of FDA-approved hematology/oncology products including EVOMELA, ZEVALIN and MARQIBO to Acrotech Biopharma L.L.C. (“Acrotech”). The original supply agreements with Spectrum were assumed by Acrotech; Spectrum agreed to continue with a short-term supply agreement for EVOMELA for the initial commercial product supply in connection with the Company’s launch, with the long-term supply assumed by Acrotech.

As part of the long-term strategy to support our future clinical and commercial manufacturing needs and to manage our supply chain for certain products, on December 26, 2018, we established CASI Pharmaceuticals (Wuxi) Co., Ltd. (“CASI Wuxi”) to develop a future manufacturing facility in China to be located in the Wuxi Huishan Economic Development Zone in Jiangsu Province, China. The site is currently in the design and engineering phase with the construction plan and timeline in progress.  In addition, work on land improvements has commenced.

Since its inception in 1991, the Company has incurred significant losses from operations and, as of June 30, 2020, has incurred an accumulated deficit of $540.4 million. In 2012, the Company shifted its business strategy to China and has since built an infrastructure in China that includes sales and marketing, medical affairs, and regulatory and clinical development. In 2014, the Company changed its name to “CASI Pharmaceuticals, Inc.” The majority of the Company’s operations are now located in China. The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical and development activities. Our operations in China are conducted through our wholly-owned subsidiary, CASI Pharmaceuticals (China) Co., Ltd. (“CASI China”), which is located in Beijing, China. Through CASI China, we will focus on the China market devoting more resources and investment going forward.

Taking into consideration the cash and cash equivalents balance as of June 30, 2020, and the gross proceeds received from the July 2020 Offering of $43.7 million, the Company believes that it has sufficient resources to fund its operations at least one year beyond the date that the unaudited condensed consolidated financial statements are issued. As of June 30, 2020, the Company had a cash balance of $44.9 million of which approximately $3.1 million was held by CASI China, and approximately $20.4 million was held by CASI Wuxi. The Company intends to continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements.

During the second quarter 2020, the Company completed the plan to change the manufacturing site for EVOMELA to an alternative manufacturer that we expect will significantly reduce the cost of revenue for the second half of 2020. Due to the manufacturer change, and to the effects of COVID-19 to our marketing and sales activities and supply chain, revenues for the second quarter of 2020 experienced an expected temporary decrease.  We expect to resume to normal levels and forecast for the second half of 2020. Our partner, Juventas, experienced some delay in the start of the CNCT19 trials in the first quarter of 2020 but is currently back on track with both trials well underway. The COVID-19 pandemic has impacted our targeted start time of our CID-103 trial due to the lock down of many medical facilities in Europe. We expect to initiate this trial in the first quarter of 2021. As the pandemic continues to unfold, the extent of the pandemic’s effect on our operations will depend in large part on future developments, which cannot be predicted with confidence at this time.

RESULTS OF OPERATIONS

Three months ended June 30, 2020 Compared with Three months ended June 30, 2019

Operating Items

Revenues

Product Sales

Revenues consist of product sales of EVOMELA that launched during August 2019. Revenue was $2.6 million for the three months ended June 30, 2020 compared to $0 million for the three months ended June 30, 2019.

Lease Income

Lease income consists primarily of an equipment lease with Juventas (a related party). Lease income was $33,000 for the three months ended June 30, 2020 compared to $0 for the three months period ended June 30, 2019.

Operating Expenses

Cost of Revenues

Cost of revenues consists primarily of the cost of inventories of EVOMELA and sales-based royalties related to the sale of EVOMELA.

Costs of revenues were $2.5 million for the three months ended June 30, 2020 compared to $0 million for the three months ended June 30, 2019. The increase is due to the launch of EVOMELA that occurred during August 2019. Costs of revenues have been impacted by a previous transitional supply agreement. With a new alternate manufacturer now in place, we expect the unit cost of inventories of EVOMELA to be considerably reduced in the second half of 2020.

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

Research and development expenses for the three months ended June 30, 2020 were $1.9 million, compared with $3.0 million for the three months ended June 30, 2019.  The decrease in R&D expenses is primarily due to reduced regulatory costs associated with our ANDAs and lower costs associated with preclinical development activities related to an immune-oncology program terminated in 2019, offset by an increase in R&D expenses incurred related to the development of CID-103.

Included in our research and development expenses for the three months ended June 30, 2020 are direct project costs of $0.5 million for preclinical development activities, primarily related to our CID-103 program, $0.7 million related to our ANDAs acquired in 2018, and $0.2 million for drugs in-licensed from Acrotech (previously Spectrum). Included in our research and development expenses for the three-month period ended June 30, 2019 are direct project costs of $1.3 million related to our ANDAs acquired in 2018, $0.3 million for drugs in-licensed from Spectrum, and $0.4 million for preclinical development activities related to a terminated immune-oncology program.

General and Administrative Expenses

General and administrative expenses include compensation and other expenses related to executive, finance, business development and administrative personnel, professional services, investor relations and facilities.

General and administrative expenses for the three months ended June 30, 2020 were $4.1 million, compared with $7.0 million for the three months ended June 30, 2019. The decrease in general and administrative expenses was primarily because the 2019 period included costs related to sales and marketing efforts to prepare for the August 2019 launch of EVOMELA, as well as lower professional fees and travel costs incurred during the 2020 period.

Selling and Marketing Expenses

Selling and marketing expenses are related to the sales of EVOMELA that was launched in China in August 2019, such as sales force salaries, commissions, advertising, and other marketing efforts.

Selling and marketing expenses for the three months ended June 30, 2020 were $1.6 million, compared with $0 for the three months ended June 30, 2019.

Impairment of intangible assets

Impairment of intangible assets for the three months ended June 30, 2020 was $1.5 million, compared to $0 for the three months ended June 30, 2019. The impairment of intangible assets was primarily due to the reduction of the carrying value of intangible assets to their fair value. The impairment of intangible assets was also partially due to the impairment of assets held for sale of four ANDAs which resulted in a reduction in carrying value of the assets to their fair value less costs to sell.

Acquired in-process Research and Development

Acquired in-process R&D expenses for the three months ended June 30, 2019 were $5.8 million related to the acquisition of the Black Belt license in April 2019. There were no acquired in-process R&D expenses for the three months ended June 30, 2020

Non-Operating Items

Interest income, net

Interest income, net for the three months ended June 30, 2020 was $153,000 compared with $320,000 for the three months ended June 30, 2019. The decrease in interest income is mainly due to decreasing rates of return from available cash management strategies as a result of the current economic environment.   The decrease was partially offset by an increase of interest income of $24,000 from a June 2020 loan made to Juventas (a related party).

Other Income

Other income for the three months ended June 30, 2020 was $27,000 compared with $0 for the three months ended June 30, 2019. Other income of $11,000 recorded relates to April 2020 CASI Wuxi’s receipt of RMB 15.9 million (equivalent to approximately US$2.2 million) from the Jiangsu Province Wuxi Huishan Economic Development Zone as government grant for the development of leased state-owned land in China for the construction of a manufacturing facility.  The grant was recorded as deferred income in April 2020. The grant is been amortized over the life of the lease of the land.

Foreign exchange losses and gains

Foreign exchange losses for the three months ended June 30, 2020 were $115,000 compared with gains of $480,000 for the three months ended June 30, 2019. The foreign exchange losses and gains are primarily due to USD denominated cash accounts that are held by our Chinese subsidiaries.

Change in fair value of investment in equity securities

The change in fair value of investment in equity securities for the three months ended June 30, 2020 and 2019 were gains (losses) of $324,000 and $(241,000), respectively. The changes represent unrealized gains and losses on the Company’s equity investment securities.

Six months ended June 30, 2020 Compared with Six months ended June 30, 2019

Operating Items

Revenues

Product Sales

Revenues consist of product sales of EVOMELA that launched during August 2019. Revenue was $6.0 million for the six months ended June 30, 2020 compared to $0 million for the six months ended June 30, 2019.

Lease Income

Lease income consists primarily of an equipment lease with Juventas (a related party). Lease income was $67,000 for the six months ended June 30, 2020 compared to $0 for the six months period ended June 30, 2019.

Operating Expenses

Cost of Revenues

Cost of revenues consists primarily of the cost of inventories of EVOMELA and sales-based royalties related to the sale of EVOMELA.

Costs of revenues were $5.7 million for the six months ended June 30, 2020 compared to $0 million for the six months ended June 30, 2019. The increase is due to the launch of EVOMELA that occurred during August 2019. Costs of revenues have been impacted by a previous transitional supply agreement. With a new alternate manufacturer now in place, we expect the unit cost of inventories of EVOMELA to be considerably reduced in the second half of 2020.

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

Research and development expenses for the six months ended June 30, 2020 were $4.9 million, compared with $5.5 million for the six months ended June 30, 2019. The decrease in R&D expenses is primarily due to reduced regulatory costs associated with our ANDAs and lower costs associated with preclinical development activities related to an immune-oncology program terminated in 2019, offset by an increase in R&D expenses incurred related to the development of CID-103 and costs associated with the EVOMELA post marketing study.

Included in our research and development expenses for the six months ended June 30, 2020 are direct project costs of $1.8 million for preclinical development activities primarily related to our CID-103 program, $1.3 million related to our ANDAs acquired in 2018, and $0.7 million for drugs in-licensed from Acrotech (previously Spectrum). Included in our research and development expenses for the six-month period ended June 30, 2019 are direct project costs of $2.8 million related to our ANDAs acquired in 2018, $0.6 million for drugs in-licensed from Spectrum, and $0.7 million for preclinical development activities related to a terminated immune-oncology program.

General and Administrative Expenses

General and administrative expenses include compensation and other expenses related to executive, finance, business development and administrative personnel, professional services, investor relations and facilities.

General and administrative expenses for the six months ended June 30, 2020 were $8.1 million, compared with $12.7 million for the six months ended June 30, 2019. The decrease in general and administrative expenses was primarily because the 2019 period included costs related to sales and marketing efforts to prepare for the August 2019 launch of EVOMELA, as well as lower professional fees and travel costs incurred during the 2020 period.

Selling and Marketing Expenses

Selling and marketing expenses are related to the sales of EVOMELA that was launched in China in August 2019, such as sales force salaries, commissions, advertising, and other marketing efforts.

Selling and marketing expenses for the six months ended June 30, 2020 were $2.8 million, compared with $0 for the six months ended June 30, 2019.

Gain (loss) on disposal of intangible assets

Gain on disposal of intangible assets for the six months ended June 30, 2020 was $0.5 million, compared to $48,000 for the six months ended June 30, 2019. The gain on disposal is due to the $0.5 million gain on the sale of seven ANDAs during the 2020 period.

Impairment of intangible assets

Impairment of intangible assets for the six months ended June 30, 2020 was $1.5 million, compared to $0 for the six months ended June 30, 2019. The impairment of intangible assets was primarily due to the reduction of the carrying value of intangible assets to their fair value. The impairment of intangible assets was also partially due to the impairment of assets held for sale of four ANDAs which resulted in a reduction in carrying value of the assets to their fair value less costs to sell.

Acquired in-process Research and Development

Acquired in-process R&D expenses for the six months ended June 30, 2020 were $1.1 million, compared to $5.8 million for the six months ended June 30, 2019. The decrease in acquired in-process R&D is primarily due to the $5.8 million acquisition of the Black Belt license in April 2019, partially offset by 2020 milestone fees paid related to Pharmathen’s approval of Octreotide in the UK which was achieved during 2020.

Non-Operating Items

Interest income, net

Interest income, net for the six months ended June 30, 2020 was $343,000 compared with $369,000 for the six months ended June 30, 2019. Interest income, net has remained flat period to period; however, interest income from cash management strategies has decreased mainly due to decreasing rates of return as a result of the current economic environment. The decrease was partially offset by an increase of interest income of $24,000 from a June 2020 loan made to Juventas (a related party).

Other income

Other income for the six months ended June 30, 2020 was $27,000 compared with $0 for the six months ended June 30, 2019.  Other income of $11,000 recorded relates to April 2020 CASI Wuxi’s receipt of RMB 15.9 million (equivalent to approximately US$2.2 million) from the Jiangsu Province Wuxi Huishan Economic Development Zone as government grant for the development of leased state owned land in China for the construction of a manufacturing facility.  The grant was recorded as deferred income in April 2020. The grant is been amortized over the life of the lease of the land.

Foreign exchange gains

Foreign exchange gains for the six months ended June 30, 2020 were $248,000 compared with $551,000 for the six months ended June 30, 2019. The foreign exchange gains recorded are primarily due to USD denominated cash accounts that are held by our Chinese subsidiaries.

Change in fair value of investment in equity securities

The change in fair value of investment in equity securities for the six months ended June 30, 2020 and 2019 were gains/(losses) of $309,000 and of $(196,000), respectively. The changes represent unrealized gains and losses on the Company’s equity investment securities.

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

We will continue to seek to raise additional capital to fund our commercialization efforts, expansion of our operations, research and development, and for the acquisition of new product candidates, if any. We intend to explore one or more of the following alternatives to raise additional capital:

●	selling additional equity securities;
●	out-licensing product candidates to one or more corporate partners;
●	completing an outright sale of non-priority assets; and/or
●	engaging in one or more strategic transactions.

We also will continue to manage our cash resources prudently and cost-effectively.

The on-going COVID-19 pandemic has resulted in significant volatility in the local, national and global capital markets. There can be no assurance that adequate additional financing will be available to us on terms that we deem acceptable, if at all. If additional funds are raised by issuing equity securities, dilution to existing stockholders may result, or the equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If we fail to obtain additional capital when needed, we may be required to delay or scale back our commercialization efforts, our advancement of the Acrotech products, and the ANDA products, or plans for other product candidates, if any.

At June 30, 2020, we had cash and cash equivalents of approximately $44.9 million, with working capital of approximately $51.6 million. As of June 30, 2020, approximately $3.1 million of the Company’s cash balance was held by the Company’s wholly-owned subsidiary in China and approximately $20.4 million was held by CASI Wuxi.

FINANCING ACTIVITIES -

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

July 2020 Offering

On July 24, 2020, the Company closed an underwritten public offering of 23 million shares of common stock (the “Offering”) and generated gross proceeds of approximately $43.7 million before deducting the underwriting discounts and commissions and offering expenses payable by CASI.  Certain insiders, including CASI’s Chief Executive Officer, and CASI’s President, purchased shares of common stock in the Offering at the public offering price and on the same terms as the other purchasers in this Offering.  The Company intends to use the net proceeds of this offering for working capital and general corporate purposes, which include, but are not limited to advancing the Company’s product portfolio, acquiring the rights to new product candidates and general and administrative expenses.

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

In 2018, the Company issued 143,248 shares under the Sales Agreement resulting in net proceeds to the Company of approximately $475,000. For the six months ended June 30, 2020, no shares were issued. As of June 30, 2020, approximately $19.5 million remained available under the Sales Agreement.

On July 19, 2019, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (the “Open Market Agreement”). Pursuant to the terms of the Open Market Agreement, the Company may elect to sell from time to time, at its option, up to $30 million in shares of the Company’s common stock, through Jefferies LLC, as sales agent.

Any sales of shares pursuant to the Open Market Agreement will be made under the Company’s Registration Statement and the related prospectus supplement and the accompanying prospectus, as filed with the SEC on July 19, 2019. For the six months ended June 30, 2020, there were approximately 434,000 shares issued with net proceeds of approximately $1,357,000. As of June 30, 2020, the Company has issued approximately 493,000 shares with net proceeds of approximately $1,539,000. As of June 30, 2020, approximately $28.4 million remained available under the Sales Agreement.

INFLATION AND INTEREST RATE CHANGES

Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. and China interest rates. In this regard, changes in the U.S. and China interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact cash and cash equivalents as of June 30, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and President/Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of June 30, 2020 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and President/Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, unless otherwise disclosed herein, are material.

ITEM 1A. RISK FACTORS

In addition to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, investors should carefully consider the supplemental risk factors included in Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on July 21, 2020 and incorporated herein by reference. These risks could materially adversely affect our business, results of operations, financial position or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification of Chief Executive Officer**
31.2	Rule 13a-14(a) Certification of Principal Financial Officer**
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Principal Financial Officer**
101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.**
101.SCH	Inline XBRL Taxonomy Extension Schema Document.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith).

**Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASI PHARMACEUTICALS, INC.
(Registrant)

Date: August 10, 2020	/s/ Wei-Wu He
Wei-Wu He
Chief Executive Officer

Date: August 10, 2020	/s/ Larry (Wei) Zhang
Larry (Wei) Zhang
Principal Financial Officer