Form 10-Q
period 2020-09-30
CASI Pharmaceuticals, Inc.
filed 2020-11-09
CIK 895051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ◻       NO ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at November 6, 2020
Common Stock $.01 Par Value	123,943,829

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

Actual results could differ materially from those currently anticipated due to a number of factors, including: the risk that we may be unable to continue as a going concern as a result of our inability to raise sufficient capital for our operational needs; the possibility that we may be delisted from trading on The Nasdaq Capital Market; the volatility in the market price of our common stock; the outbreak of the COVID-19 pandemic and its effects on global markets and supply chains; the risk of substantial dilution of existing stockholders in future stock issuances; the difficulty of executing our business strategy in China; our ability to design and implement a development plan for our ANDAs held by CASI Wuxi; our inability to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates or future candidates; risks relating to the need for additional capital and the uncertainty of securing additional funding on favorable terms; risks associated with our product candidates; risks associated with any early-stage products under development; the risk that results in preclinical models are not necessarily indicative of clinical results; uncertainties relating to preclinical and clinical trials, including delays to the commencement of such trials; the lack of success in the clinical development of any of our products; dependence on third parties; risks related to our dependence on Juventas to conduct the clinical development of CNCT19 and to partner with us to co-market CNCT19; risks related to our dependence on Juventas to ensure the patent protection and prosecution for CNCT19; risks relating to the commercialization, if any, of our proposed products (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks); risks relating to interests of our largest stockholders and our Chairman and CEO that differ from our other stockholders; and risks related to the development of a new manufacturing facility by CASI (Wuxi). Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. Additional information about the factors and risks that could affect our business, financial condition and results of operations, are contained in our filings with the SEC, including, but not limited to, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, each of which is available at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

		December 31, 2019
	September 30, 2020	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$74,592	$53,621
Investment in equity securities, at fair value	1,796	625
Accounts receivable, net of $0 allowance for doubtful accounts	4,078	1,293
Inventories	720	4,542
Prepaid expenses and other	1,794	1,420
Assets held-for-sale	298	3,221
Total current assets	83,278	64,722

Property and equipment, net	984	985
Intangible assets, net	13,015	13,674
Long-term investments	27,569	14,038
Right of use assets	9,015	8,708
Other assets	377	504
Total assets	$134,238	$102,631

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,697	$5,113
Accrued and other current liabilities	2,858	2,834
Total current liabilities	5,555	7,947

Deferred income	2,270	—
Other liabilities	13,615	1,019
Total liabilities	21,440	8,966

Commitments and contingencies (Note 19)

Redeemable noncontrolling interest, at redemption value (Note 11)	21,271	20,670

Stockholders’ equity:
Preferred stock, $1.00 par value: 5,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized at September 30, 2020 and December 31, 2019 ; 124,023,374 shares and 97,851,243 shares issued at September 30, 2020 and December 31, 2019, respectively; 123,943,829 shares and 97,771,698 shares outstanding at September 30,2020 and December 31, 2019, respectively	1,240	979
Additional paid-in capital	656,639	606,686
Treasury stock, at cost: 79,545 shares held at September 30, 2020 and December 31, 2019	(8,034)	(8,034)
Accumulated other comprehensive loss	(1,507)	(2,728)
Accumulated deficit	(556,811)	(523,908)
Total stockholders’ equity	91,527	72,995
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$134,238	$102,631

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
		(Note 1)		(Note 1)
Revenues:
Product sales	$4,205	$2,749	$10,215	$2,749
Lease income	37	38	104	38
Total revenues	4,242	2,787	10,319	2,787

Costs and expenses:
Costs of revenues	1,828	2,648	7,556	2,648
Research and development	2,803	1,829	7,682	7,375
General and administrative	5,347	7,977	13,490	20,669
Selling and marketing	2,062	975	4,879	975
(Gain) loss on disposal of intangible assets	—	—	(450)	48
Impairment of intangible assets	—	—	1,537	—
Acquired in-process research and development	10,862	—	11,943	5,849
Total costs and expenses	22,902	13,429	46,637	37,564

Loss from operations	(18,660)	(10,642)	(36,318)	(34,777)
Non-operating income/(expense):
Interest income, net	432	414	775	783
Other income	20	—	47	—
Foreign exchange (losses) gains	(526)	719	(278)	1,269
Change in fair value of investment in equity securities	1,978	(160)	2,287	(355)
Net loss	(16,756)	(9,669)	(33,487)	(33,080)
Less: (loss)/income attributable to redeemable noncontrolling interest	(309)	(23)	(584)	53
Accretion to redeemable noncontrolling interest redemption value	506	245	1,185	406
Net loss attributable to CASI Pharmaceuticals, Inc.	$(16,953)	$(9,891)	$(34,088)	$(33,539)

Net loss per share (basic and diluted)	$(0.14)	$(0.10)	$(0.32)	$(0.35)
Weighted average number of common shares outstanding (basic and diluted)	117,940	95,891	105,922	95,753

Comprehensive loss:
Net loss	$(16,756)	$(9,669)	$(33,487)	$(33,080)
Foreign currency translation adjustment	2,383	(1,836)	1,221	(2,636)
Total comprehensive loss	$(14,373)	$(11,505)	$(32,266)	$(35,716)
Less: Comprehensive (loss)/income attributable to redeemable noncontrolling interest	(309)	(23)	(584)	53
Comprehensive loss attributable to common stockholders	$(14,064)	$(11,482)	$(31,682)	$(35,769)

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Total
Balance at July 1, 2020	—	$—	100,928,829	$1,010	$614,617	$(8,034)	$(3,890)	$(540,364)	$63,339
Issuance of common stock for options exercised	—	—	15,000	—	22	—	—	—	22
Issuance of common stock pursuant to financing agreements	—	—	23,000,000	230	43,470	—	—	—	43,700
Stock issuance costs	—	—	—	—	(2,757)	—	—	—	(2,757)
Stock-based compensation expense, net of forfeitures	—	—	—	—	1,793	—	—	—	1,793
Foreign currency translation adjustment	—	—	—	—	—	—	2,383	—	2,383
Net loss attributable to CASI Pharmaceuticals, Inc.	—	—	—	—	(506)	—	—	(16,447)	(16,953)

Balance at September 30, 2020	—	$—	123,943,829	$1,240	$656,639	$(8,034)	$(1,507)	$(556,811)	$91,527

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Total
Balance at January 1, 2020	—	$—	97,771,698	$979	$606,686	$(8,034)	$(2,728)	$(523,908)	$72,995
Issuance of common stock for options and warrants exercised	—	—	2,737,795	27	3,847	—	—	—	3,874
Repurchase of stock options to satisfy tax withholding obligations	—	—	—	—	(251)	—	—	—	(251)
Issuance of common stock pursuant to financing agreements	—	—	23,434,336	234	44,865	—	—	—	45,099
Stock issuance costs	—	—	—	—	(3,008)	—	—	—	(3,008)
Stock-based compensation expense, net of forfeitures	—	—	—	—	5,685	—	—	—	5,685
Foreign currency translation adjustment	—	—	—	—	—	—	1,221	—	1,221
Net loss attributable to CASI Pharmaceuticals, Inc.	—	—	—	—	(1,185)	—	—	(32,903)	(34,088)

Balance at September 30, 2020	—	$—	123,943,829	$1,240	$656,639	$(8,034)	$(1,507)	$(556,811)	$91,527

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Total
Balance at July 1, 2019	—	$—	95,717,052	$958	$600,569	$(8,034)	$(2,027)	$(502,428)	$89,038
Issuance of common stock for options exercised	—	—	45,875	—	75	—	—	—	75
Issuance of common stock from exercise of warrants	—	—	576,131	6	968	—	—	—	974
Stock-based compensation expense, net of forfeitures	—	—	—	—	2,011	—	—	—	2,011
Foreign currency translation adjustment	—	—	—	—	—	—	(1,836)	—	(1,836)
Net loss attributable to CASI Pharmaceuticals, Inc.	—	—	—	—	(245)	—	—	(9,646)	(9,891)

Balance at September 30, 2019	—	$—	96,339,058	$964	$603,378	$(8,034)	$(3,863)	$(512,074)	$80,371

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Total
Balance at January 1, 2019	—	$—	95,287,268	$954	$596,712	(8,034)	$(1,227)	$(478,941)	$109,464
Issuance of common stock for options exercised	—	—	64,137	1	113	—	—	—	114
Repurchase of stock options to satisfy tax withholding obligations	—	—	—	—	(12)	—	—	—	(12)
Issuance of common stock from exercise of warrants	—	—	987,653	9	1,659	—	—	—	1,668
Stock issuance costs	—	—	—	—	(8)	—	—	—	(8)
Stock-based compensation expense, net of forfeitures	—	—	—	—	5,320	—	—	—	5,320
Foreign currency translation adjustment	—	—	—	—	—	—	(2,636)	—	(2,636)
Net loss attributable to CASI Pharmaceuticals, Inc.	—	—	—	—	(406)	—	—	(33,133)	(33,539)

Balance at September 30, 2019	—	$—	96,339,058	$964	$603,378	$(8,034)	$(3,863)	$(512,074)	$80,371

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
		September 30, 2019
	September 30, 2020	(Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,487)	$(33,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization for property and equipment	389	561
Net loss on disposal of property and equipment	—	1
Amortization of intangible assets	1,095	1,182
Reduction in the carrying amount of the right-of-use assets	973	742
(Gain) loss on disposal of intangible assets	(450)	48
Impairment of intangible assets	1,537	—
Stock-based compensation expense	5,685	5,320
Acquired in-process research and development	11,943	5,849
Change in fair value of investment in equity securities	(2,287)	355
Non-cash interest	—	1
Changes in operating assets and liabilities:
Accounts receivable	(2,785)	(2,643)
Inventories	3,822	(2,282)
Prepaid expenses and other assets	(434)	2,796
Accounts payable	(2,434)	3,877
Accrued liabilities and other liabilities	(1,398)	(1,152)
Deferred income	(23)	—
Net cash used in operating activities	(17,854)	(18,425)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of intangible assets	1,700	—
Purchases of property and equipment	(367)	(390)
Loan to a related party	(10,033)	—
Receipt of repayment of loan from a related party	10,033	—
Cash paid for acquired in-process research and development	(11,678)	(5,849)
Cash paid to acquire equity securities in Black Belt Tx Limited	—	(2,250)
Cash paid to acquire debt securities in Black Belt Tx Limited	(83)	—
Cash paid to acquire equity securities in Juventas Cell Therapy Ltd	—	(11,788)
Receipt of government grants related to land use right	2,278	—
Net cash used in investing activities	(8,150)	(20,277)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	466	—
Repayment of notes payable	—	(1,500)
Stock issuance costs	(2,800)	(8)
Proceeds from issuance of common stock	45,099	—
Cash contribution from redeemable noncontrolling interest	—	20,000
Proceeds from exercise of stock options	3,874	114
Repurchase of stock options to satisfy tax withholding obligations	(251)	(12)
Proceeds from exercise of warrants	—	1,668
Payment of deferred offering costs	—	(369)
Net cash provided by financing activities	46,388	19,893

Effect of exchange rate change on cash and cash equivalents	587	(2,155)
Net increase (decrease) in cash and cash equivalents	20,971	(20,964)

Cash and cash equivalents at beginning of period	53,621	84,205
Cash and cash equivalents at end of period	$74,592	$63,241

Supplemental disclosure of cash flow information:
Interest paid	$—	$30
Income taxes paid	$—	$—

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

In August 2019, the Company launched its first commercial product, EVOMELA® (Melphalan for Injection). EVOMELA is indicated for use as a high-dose conditioning treatment prior to hematopoietic progenitor (stem) cell transplantation in patients with multiple myeloma and also indicated for the palliative treatment of patients with multiple myeloma for whom oral therapy is not appropriate. Other core hematology/oncology assets in the Company’s pipeline include:

●	An autologous CD19 CAR-T investigative product (CNCT19) being developed by Juventas Cell Therapy Ltd (“Juventas”) as a treatment for patients with B-cell acute lymphoblastic leukemia (“B-ALL”) and B-cell non-Hodgkin lymphoma (“B-NHL"). The Company has commercialization rights for CNCT19 with profit-sharing to Juventas. Phase 1 studies has been substantially completed and Juventas expects the Phase II studies will start by the end of 2020.
●	CID-103, an anti-CD38 monoclonal antibody being developed for the treatment of patients with multiple myeloma. The Company intends to initiate the Phase 1 study of CID-103 in the first quarter of 2021.
●	ZEVALIN® (Ibritumomab Tiuxetan), a CD20-directed radiotherapeutic antibody, that is approved in the U.S. to treat patients with non-Hodgkin lymphoma (“NHL”). The Company intends to begin the China registration study of ZEVALIN in 2021.

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

In October 2020, we added to our portfolio of assets BI-1206 which has a novel mode-of-action, blocking the single inhibitory antibody checkpoint receptor FcγRIIB to unlock anti-cancer immunity in both hematological malignancies and solid tumors. BI-1206 is BioInvent's lead drug candidate and is being investigated in a Phase I/II trial, in combination with anti-PD1 therapy Keytruda® (pembrolizumab), in solid tumors, and in a Phase I/IIa trial in combination with MabThera® (rituximab) for the treatment of non-Hodgkin lymphoma (NHL).

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

Certain line items in the 2019 consolidated balance sheet, in the September 30, 2019 unaudited condensed consolidated statement of operations and comprehensive loss and in the September 30, 2019 unaudited condensed consolidated statement of cash flows have been reclassified to conform to the current period presentation.

Liquidity Risks and Management’s Plans

Since its inception in 1991, the Company has incurred significant losses from operations and, as of September 30, 2020, has incurred an accumulated deficit of $556.8 million. In 2012, the Company shifted its business strategy to China and has since built an infrastructure in China that includes sales and marketing, medical affairs, and regulatory and clinical development. In 2014, the Company changed its name to "CASI Pharmaceuticals, Inc." The majority of the Company's operations are now located in China. The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical and development activities.

On July 24, 2020, the Company closed an underwritten public offering of 23 million shares of common stock (the "Offering") and received gross proceeds of approximately $43.7 million before deducting the underwriting discounts and commissions and offering expenses payable by CASI. Certain insiders, including CASI's Chief Executive Officer, and CASI's President, purchased shares of common stock in the Offering at the public offering price and on the same terms as the other purchasers in this Offering (see Note 12). The Company is using the net proceeds of this offering for working capital and general corporate purposes, which include, but are not limited to advancing the Company's product portfolio, acquiring the rights to new product candidates and general and administrative expenses.

Taking into consideration the cash and cash equivalents balance as of September 30, 2020, the Company believes that it has sufficient resources to fund its operations at least one year beyond the date that the unaudited condensed consolidated financial statements are issued. As of September 30, 2020, approximately $4.2 million of the Company’s cash balance was held by CASI China, and approximately $20.4 million of the Company’s cash balance was held by CASI Wuxi. The Company intends to continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements.

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

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, which may result in a period of regional, national, and global economic slowdown or regional, national, or global recessions that could affect the Company's ability to continue to commercialize and expand distribution of EVOMELA (Melphalan For Injection) or other drugs in the Company’s existing product pipeline. The effectiveness of the Company's sales teams may be negatively impacted by the lack of travel and their reduced ability to engage with decision-makers. In the first quarter 2020, during which the peak of the pandemic occurred in China, the Company experienced some disruptions to our EVOMELA marketing and sales activities due to travel restrictions and the prioritization of hospitals and physicians to attend to patients with COVID-19 infection. During the second and third quarters, operations have returned to expected levels; however, there can be no assurance that such restrictions will not be imposed again. In addition, economic and other uncertainties may adversely affect other parties' willingness to negotiate and execute product licenses and thus hamper the Company's ability to in-license clinical-stage and late-stage drug candidates in China or elsewhere.

The Company currently relies on a single source for its supply of EVOMELA. Due to COVID-19, the Company experienced a disruption to its supply chain for EVOMELA. That disruption, along with a recent change in the manufacturer of EVOMELA, contributed to a decrease in the Company's revenue for the second quarter of 2020. The Company has returned to expected levels of sales as indicated by the increase in sales in the third quarter of 2020.

If suppliers refuse or are unable to provide products for any reason (including the occurrence of an event like the COVID-19 pandemic that makes delivery impractical), the Company would be required to negotiate an agreement with a substitute supplier, which would likely interrupt the manufacturing of EVOMELA, cause delays and increase costs.

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

2.           License and Distribution Agreements

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

The terms of the agreement include an upfront payment of 1 million euros which was paid by the Company in 2019, and up to 2 million euros of additional milestone payments. During the nine months ended September 30, 2020, milestones were achieved related to Pharmathen’s approval of Octreotide in the UK, which triggered a 1 million euros payment to Pharmathen, and related to the first submission to the National Medical Products Administration in China, triggering a 500,000 euros payment to Pharmathen. The 1.5 million euros (approximately $1.7 million) was expensed as acquired in-process research and development in the accompanying unaudited condensed consolidated statement of operations and comprehensive income for the nine months ended September 30, 2020. CASI is responsible for the development, import drug registration, product approval and commercialization in China. CASI has a 10-year non-royalty exclusive distribution period after the product launch at agreed supply costs for the first three years.

Juventas Cell Therapy:

In June 2019, the Company entered into a license agreement for exclusive worldwide license to commercialize an autologous anti-CD19 T-cell therapy product (CNCT19) from Juventas Cell Therapy Ltd. (“Juventas”) (the “Juventas license agreement”).  Juventas is a China-based company engaged in cell therapy. The terms of the agreement include RMB 70 million (approximately $10 million) of milestone payments upon the registration of Phase II clinical trial of CNCT19 and sales royalty payments.  The milestone became probable to be met during the quarter ended September 30, 2020.  As a result, the Company paid the milestone payment of RMB 70 million to Juventas in September 2020 (see Note 4).

In September 2020, Juventas and its shareholders (including CASI Biopharmaceuticals) agreed to certain terms and conditions required by a new third-party investor to facilitate the Series B financing of Juventas, pursuant to which the Company agreed to amend and supplement the original licensing agreement (the “Supplementary Agreement”) by agreeing to pay Juventas certain percentage of profits generated from commercial sales of CNCT19. The Supplementary Agreement also specifies a minimum annual target net profit to be distributed to Juventas and certain other terms and obligations. In return, Juventas issued additional equity interests to the Company (see Note 4).

CNCT19 was engineered from the CD19 CAR-T, to potentially treat patients with hematological malignancies which express CD19 including, B-cell acute lymphoblastic leukemia (B-ALL), chronic lymphocytic leukemia (CLL), and B-cell non-Hodgkin lymphoma (B-NHL). The China National Medical Products Administration (NMPA) has approved the clinical trial applications for CNCT19 in Phase 1 studies in relapsed/refractory B-NHL and B-ALL. Both trials are conducted by Juventas and are currently enrolling patients. Phase 1 studies has been substantially completed and Juventas expects the Phase II studies will start by the end of 2020.

Black Belt Therapeutics Limited:

In April 2019, the Company entered into a license agreement with Black Belt Therapeutics Limited (“Black Belt”) for exclusive worldwide rights to CID-103, an investigational anti-CD38 monoclonal antibody (Mab) (formerly known as TSK011010). The terms of the agreement include an upfront payment of €5 million and certain development milestone and sales royalty payments. CASI is responsible for all development and commercialization activities of the CID-103 program. The Company expects to initiate a Phase I study in the UK in the first quarter of 2021.

China Resources Guokang Pharmaceuticals Co., Ltd:

In March 2019, CASI entered into an exclusive distribution agreement with China Resources Guokang Pharmaceuticals Co., Ltd. (“CRGK” or the “distributor”), pursuant to which it is the sole customer and distributor for the sale of EVOMELA in China. Commercial sales of EVOMELA were launched in August 2019. For the three and nine months ended September 30, 2020, the Company recognized $4.2 million and $10.2 million of revenues, respectively, from sales of EVOMELA under this arrangement.

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

The costs of assurance type warranties that provide the customer the right to exchange purchased product that does not meet appropriate quality standards are recognized when they are probable and are reasonably estimable. As of September 30, 2020, the Company did not incur, and therefore did not defer, any material costs to obtain or fulfill contracts. The Company did not have any contract assets or contract liabilities as of September 30, 2020.

Costs of Revenues

Cost of revenues consists primary of the cost of inventories of EVOMELA and sales-based royalties related to the sale of EVOMELA.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company’s significant accounting estimates relate to recoverability of operating lease right-of-use assets, intangible assets and long-term investments, net realizable value and obsolescence allowance for inventory, deferred tax assets and valuation allowance, allowance for doubtful accounts, stock-based arrangements and fair value of investments in equity securities in Juventas. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results may differ from those estimates, and such differences may be material to the consolidated financial statements.

Accounts Receivable and Credit Concentration

CRGK is the sole customer for the sale of the Company’s EVOMELA product in China. All consolidated revenue for the three and nine months ended September 30, 2020 were generated from sales to CRGK in China. Accounts receivable consist of CRGK receivables of $4.1 million and $1.3 million as of September 30, 2020 and December 31, 2019, respectively.

The Company extends credit to CRGK on an unsecured basis and maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable. In establishing the required allowance, management considers the historical losses, customer’s financial condition, the amount of accounts receivables in dispute, the accounts receivables aging and the customer’s payment pattern. The Company determined that no allowance for doubtful accounts was necessary as of September 30, 2020.

Government Grants

Government grants are recognized when there is reasonable assurance that the Company will comply with required conditions and the grants will be received. Government grants related to assets are presented as deferred income that is recognized on a systematic basis over the useful life of the asset.

New Accounting Pronouncements

Recently Adopted Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements. The amendments applicable to the disclosures of changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption. This ASU is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted, and an entity is also permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. The Company adopted this guidance effective January 1, 2020. The adoption of this new accounting standard did not have a significant impact on the Company’s consolidated financial statements.

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

4.            Investment in equity securities, at fair value and long-term investments

Investment in equity securities, at fair value

The Company has an equity investment in the common stock of a publicly traded company. The fair value of this security was measured using its quoted market price, a Level 1 input, and was approximately $1.8 million as of September 30, 2020 and $0.6 million as of December 31, 2019 (see Note 16).

The following table summarizes the Company’s investment as of September 30, 2020:

			Gross
(In thousands)			unrealized	Aggregate fair
Description	Classification	Cost	gains	value
Common stock	Investment	$—	$1,796	$1,796

Unrealized gains or (losses) on the Company’s equity investment for the three months ended September 30, 2020 and 2019 were $862,000 and $(160,000), respectively. Unrealized gains or (losses) on the Company’s equity investment for the nine months ended September 30, 2020 and 2019 were $1,171,000 and $(355,000), respectively. Unrealized gains or (losses) on the Company’s equity investment are recognized as change in fair value of investment in equity securities in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Long-term investments

Long-term investments consisted of the following:

(In thousands)	September 30, 2020	December 31, 2019
Available-for-sale debt securities:
Black Belt Tx Limited - convertible loan	$83	$—
Equity securities without readily determinable fair value:
Black Belt Tx Limited - equity interest	2,250	2,250
Juventas Cell Therapy Limited - equity interest	25,035	11,355
Juventas Cell Therapy Limited - put option	201	433
Total	$27,569	$14,038

Black Belt Tx Limited

In April 2019, in conjunction with its license agreement entered into with Black Belt (see Note 2), the Company made a 2 million euros ($2,249,600) equity investment in the ordinary shares of a newly established, privately held UK Company, Black Belt Tx Ltd ("Black Belt Tx"), representing a 14.1% equity interest with the right to appoint a non-voting board observer.

In July 2020, the Company entered into a three-year convertible loan agreement with Black Belt Tx (the "Black Belt Tx Loan") in the amount of 211,800 euros (approximately $250,000) with a non-compounding annual interest rate of 6% payable at maturity. The principal balance is also due at maturity. The proceeds will support and advance Black Belt Tx's programs and general operations. The loan principal will be disbursed in three equal installments of 70,600 euros (approximately $83,000). The first tranche was disbursed upon execution of the loan agreement in August 2020. The second and third tranche will be disbursed only under certain operational circumstances and with Black Belt Tx’s Board of Directors' approval. In the event that Black Belt Tx, on or prior to the maturity date, completes an equity financing round of at least 5,000,000 euros (approximately $5.9 million), then the outstanding principal amount shall be automatically converted into such shares at 80% of the price per share issued divided by a compensating factor based on the number of years that the Black Belt Tx Loan has been outstanding. The investment in convertible loan is accounted for as investment in debt securities as available-for-sale instrument.

As the Company does not have significant influence over operating and financial policies of Black Belt Tx, and the debt and equity interests do not have readily determinable fair value, the investment in Black Belt Tx is stated at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. The Company did not record any adjustments or impairments during the three and nine months ended September 30, 2020 related to this investment.

Juventas Cell Therapy Limited

In June 2019, in conjunction with its license agreement entered into with Juventas (see Note 2), the Company, through CASI Biopharmaceuticals, made an RMB 80 million ($11,788,000) investment in Juventas, a privately held, China-based company, in Juventas’ Series A plus equity, which represented a 16.327% equity interest on a fully diluted basis, and the right to appoint a non-voting board observer. The Company was entitled with substantive liquidation preference over the founding shareholder of Juventas. In addition, the Juventas’ founding shareholder provided a put option to the Company pursuant to which the Company can put the equity investment to the founding shareholder at a fixed return of 8% per annum upon occurrence of certain events. The investment in the equity interests of the Juventas and the investment in put option to the founding shareholder were accounted for as investments in equity securities using the measurement alternative at its cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, as the fair value of the equity securities of Juventas is not readily determinable. The consideration of RMB 80 million ($11,788,000) was allocated into investment in equity interests and investment in put option based on their relative fair value on the transaction date.

In September 2020, in conjunction with the Supplementary Agreement entered into with Juventas (see Note 2),  Juventas issued additional Series A plus equity  to the Company with substantive liquidation preference over Juventas’ founding shareholder, resulting in the Company’s equity ownership increasing to 19.652% (post-Juventas Series B financing) on a fully diluted basis. CASI Biopharmaceuticals is also entitled to appoint a director to Juventas’ board of directors.  Juventas’ founding shareholder also provided a put option to the Company pursuant to which the Company can put the additional equity investment to the founding shareholder at RMB 70 million plus a fixed return of 8% per annum upon occurrence of certain events. The transaction closed on September 29, 2020. The fair value of the Company’s additional equity interest in Juventas and the new put option was RMB 83.7 million ($12.3 million) and RMB 0.4 million ($64,000) on September 29, 2020, respectively.

Since the equity interest with substantive liquidation preference is not in-substance common stock, the investment in the additional equity interests of Juventas was accounted for as an investment in equity securities at transaction date fair value with a corresponding credit to Other Liabilities. The profit-sharing liability represents the Company’s obligation to pay an increased share of future profits pursuant to the Supplementary Agreement (see Note 2) which was conveyed by the Company in exchange for the additional equity interests in Juventas. The Company views this as a payment from a vendor that should reduce cost of revenues over the period of royalty payments. The long-term liability will be derecognized as payments are made on a systematic and rational basis representing the pattern in which the Company expects to settle the profit-sharing payment during the commercialization period of CNCT19.

The investments are measured using the measurement alternative at its cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, as the fair value of the equity securities of Juventas is not readily determinable. In addition, the changes in the fair value of the original investment in equity interests and put option in the amount of $1,116,000 resulting from the observable price in this transaction was recognized during the three and nine months ended September 30, 2020.

In June 2020, the Company entered into a one-year loan agreement with Juventas in the amount of RMB 30,000,000 (approximately $4,243,000) with an annual interest rate of 20%. In August 2020, the Company entered into another one-year loan with Juventas in the amount of RMB 40 million (approximately USD $5,790,000) for one year with an annual interest rate of 20%. In September 2020, the Company received early repayments for both principals and accrued interest from Juventas. For the three and nine months ended September 30, 2020, the Company recognized interest income of $351,000 and $375,000, respectively.

5.           Inventories

Inventories at September 30, 2020 and December 31, 2019 consisted of the following:

(In thousands)	September 30, 2020	December 31, 2019
Finished goods	$720	$4,514
Raw materials	—	28
Total	$720	$4,542

No provisions to write down the carrying amount of inventory have been recorded in the three and nine months ended September 30, 2020 and 2019.

6.            Leases

Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Rent expense is recognized on a straight-line basis over the lease term.

Operating lease liabilities (see below) are included in accrued liabilities and other liabilities (noncurrent) in the unaudited condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019.

All of the Company’s existing leases as of September 30, 2020 are classified as operating leases. As of September 30, 2020, the Company had seven material operating leases for land, facilities and office equipment with remaining terms expiring from 2021 through 2069 and a weighted average remaining lease term of36.36  years. The Company has fair value renewal options for five of the Company’s existing leases, none of which are considered reasonably certain of being exercised or included in the minimum lease term. Weighted average discount rates used in the calculation of the lease liability is 4.2%. The discount rates reflect the estimated incremental borrowing rate, which includes an assessment of the credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to the lease payments in a similar economic environment.

In November 2019, CASI Wuxi entered into a fifty-year lease agreement for the right to use state-owned land in China for the construction of a manufacturing facility. The land parcel is 74,028.40 square meters. The Company classifies this lease as an operating lease. The Company prepaid all of the lease payments for the land use right in 2019 in the amount of RMB 45 million (equivalent to US$6.6 million). In April 2020, CASI Wuxi received RMB 15.9 million (equivalent to approximately US$2.2 million) from the Jiangsu Province Wuxi Huishan Economic Development Zone as government grant for this development project which was recorded as deferred income in April 2020 (See Note 9). On August 27, 2020, CASI Wuxi entered into the Construction Project Contract for RMB 74,588,000 (equivalent to approximately $10,923,000) to complete the phase 1 project of CASI Wuxi's research and development production base (see Note 19). The estimated completion date is October 2023.

In the third quarter of 2020, the Company entered into two 3-year lease agreements for office space in China each of which continue through August 2023 and September 2023, respectively. The Company recorded right-of-use assets of $1.1 million and related lease liabilities of $1.0 million at lease commencement date.  The Company classifies these leases as operating leases.

Rent expense for the nine months ended September 30, 2020 and 2019 was approximately $1,153,000 and $957,000, respectively. There were no variable lease costs or sublease income for leased assets for the nine months ended September 30, 2020.

Right of use assets and liabilities as of September 30, 2020 and December 31, 2019 in the condensed consolidated balance sheets were as follows:

(In thousands)	September 30, 2020	December 31, 2019
Right of use assets	$9,015	$8,708

Accrued liabilities	$1,292	$1,182
Other liabilities	1,071	1,019
Total lease liabilities	$2,363	$2,201

Supplemental cash flow information related to leases was as follows:

Year ended
(In thousands)	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$1,064

Right of use assets obtained in exchange for lease obligations:	$1,030

A maturity analysis of our operating leases as of September 30, 2020 follows:

Future undiscounted cash flows:

(In thousands)
2020 (remaining three months)	$386
2021	1,360
2022	592
Thereafter	246
Total	2,584

Discount factor	(221)
Lease liability	2,363
Amounts due within 12 months	1,292
Non-current lease liability	$1,071

7.           Intangible Assets

Intangible assets include ANDAs that were acquired as part of 2018 asset acquisitions of US marketed generic products and capitalized costs related to a cloud computing arrangement (CCA).

The ANDAs are amortized over their estimated useful lives of 13 years, using the straight-line method. The CCA is being amortized over its useful life of 5 years.

In February 2020, the Company entered into an agreement with Chartwell Rx Sciences, LLC (“Chartwell”) in which the Company sold and transferred the control of seven U.S. FDA-approved ANDAs to Chartwell in exchange for $450,000 in cash, which the Company received in March 2020. These ANDAs had a net book value of $0 at the time of sale. The Company is entitled to an additional $1 million, contingent upon Chartwell receiving certain FDA approvals relating to certain of these ANDAs. The Company recognized a gain on disposal of intangible assets in the amount of $450,000 in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss  for the nine months ended September 30, 2020. The additional $1 million is treated as variable consideration. Because the amount of variable consideration is highly susceptible to factors outside the Company's influence and the Company’s experience with similar types of contracts is limited, the Company did not include the amount of variable consideration in recognition of gain on disposal of intangible assets for the nine months ended September 30, 2020. The Company will recognize the variable consideration and additional gain on disposal of intangible assets when the constraint on variable consideration is resolved, i.e., Chartwell receives relevant FDA approvals.

Intangible assets at September 30, 2020 consists of the following:

(In thousands)
Asset	Purchase Price	Accumulated Amortization	Estimated useful lives
ANDAs	$15,963	$(3,058)	13 years
Others	195	(85)	5 years
Total	$16,158	$(3,143)

Expected future amortization expense, is as follows:

(In thousands)
2020 (remaining three months)	$318
2021	1,271
2022	1,271
2023	1,271
2024	1,237
2025 and thereafter	7,647

8.            Assets Held for Sale

During the nine months ended September 30, 2020, the Company classified 14 ANDAs as assets held for sale as it committed to plans to sell these assets within one year and actively market the assets in their current condition at a price that is reasonable in relation to their estimated fair value. The held for sale criteria were met during the nine months ended September 30, 2020. Assets held for sale are reported at the lower of cost or fair value less costs to sell and are recorded in a single line in the unaudited condensed consolidated balance sheets. The Company recorded an impairment of assets held for sale of $1.5 million in the nine months ended September 30, 2020. The Company reclassified the comparable balance sheet amounts related to these fourteen ANDAs in the amount of approximately $3.2 million as of December 31, 2019 from intangible assets to assets held for sale.

In July 2020, the Company entered into an agreement with Rubicon Research Private Limited (“Rubicon”) in which the Company sold and transferred the control of four U.S. FDA-approved ANDAs to Rubicon in exchange for $1.25 million in cash, which the Company received in July 2020. These ANDAs had a net book value of $1.25 million at the time of sale resulting on no gain or loss on the sale.

Assets held-for-sale at September 30, 2020 consists of the following:

(In thousands)	September 30, 2020	December 31, 2019
Cost of intangible assets	$2,281	$4,074
Accumulated amortization	(635)	(853)
Impairment of intangible assets	(1,348)	—
	$298	$3,221

In October 2020, the Company entered into an agreement with Chartwell in which the Company sold and transferred the control of 10 ANDAs to Chartwell in exchange for $1.0 million in cash, which the Company will receive in the fourth quarter of 2020. These ANDAs had a net book value of $0.3 million at the time of sale, resulting in a gain on sale of assets of $0.7 million in the fourth quarter of 2020.

9.           Grants

In November 2019, CASI Wuxi entered into a fifty-year lease agreement for the right to use state-owned land in China for the construction of a manufacturing facility (see Note 6). In November 2019, the Company entered into a grant agreement with the Administrative Committee of Wuxi Huishan Economic Development Zone, under which, the Company is eligible for grants up to RMB 25 million (equivalent to approximately $3.6 million) to support the development of CASI Wuxi’s manufacturing site.

In April 2020, CASI Wuxi received RMB 15.9 million (equivalent to approximately $2.2 million) from the Jiangsu Province Wuxi Huishan Economic Development Zone as a government grant for this development project which was recorded as deferred income in April 2020.  The grant will be amortized over the term of the lease of the land.  The Company recognized $12,000 and $23,000 of other income during the three and nine months ended September 30, 2020, respectively.

10.          Note Payable

On April 27, 2020, M&T Bank approved a $465,595 loan to the Company under the Paycheck Protection Program (PPP) pursuant to the Coronavirus Aid, Relief and Economic Security (CARES) Act that was signed into law on March 27, 2020. The loan, evidenced by a promissory note to M&T Bank as lender and dated April 29, 2020, has a term of two years, is unsecured, and is guaranteed by the Small Business Administration (SBA). The loan bears interest at a fixed rate of one percent per annum, with the first six months of interest and principal deferred. Some or all of the loan may be forgiven if the Company complies with certain relevant conditions. Interest expense of approximately $1,200 and $1,900 was recorded in the three and nine months ended September 30, 2020.

A maturity analysis of the note payable as of September 30, 2020 follows:

Future undiscounted cash flows:

(In thousands)
2020 (remaining three months)	$52
2021	316
2022	104
Thereafter	—
Total	472

Discount factor	(6)
Amounts due within 12 months	285
Non-current liability	$181

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

Changes in redeemable noncontrolling interest during the three and nine month periods ended September 30, 2020 and 2019 are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Balance at beginning of period	$21,074	$20,237	$20,670	$—
Cash contribution by Wuxi LP	—	—	—	20,000
Share of CASI Wuxi (net loss)/income	(309)	(23)	(584)	53
Accretion of redeemable noncontrolling interest	506	245	1,185	406
Balance at end of period	$21,271	$20,459	$21,271	$20,459

12.           Stockholders’ Equity

July 2020 Underwritten Public Offering

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

Common Stock Sales Agreements

The Company has a Common Stock Sales Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“HCW”). On July 19, 2019, the Company entered into an amendment to the Sales Agreement reducing the maximum amount that may be sold under the Sales Agreement to $20 million. As of September 30, 2020, approximately $19.5 million remained available under the Sales Agreement.

On July 19, 2019, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (the “Open Market Agreement”) in which the Company may elect to sell from time to time, at its option, up to $30 million in shares of the Company’s common stock, through Jefferies LLC, as sales agent.

For the nine months ended September 30, 2020, there were approximately 434,000 shares issued under the Open Market Agreement with net proceeds of approximately $1,357,000. As of September 30, 2020, the Company has issued approximately 493,000 shares with net proceeds of approximately $1,539,000. As of September 30, 2020, approximately $28.4 million remained available under the Open Market Agreement.

Stock purchase warrants activity for the nine months ended September 30, 2020 is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding at January 1, 2020	9,843,720	$4.43
Issued	—	$—
Exercised	(82,304)	$1.69
Expired	(1,489,707)	$3.75
Outstanding at September 30, 2020	8,271,709	$4.58
Exercisable at September 30, 2020	8,271,709	$4.58

All outstanding warrants are equity classified.

13.          Net Loss Per Share

The following table sets forth the basic and diluted net loss per share computation and provides a reconciliation of the numerator and denominator for the periods presented:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Numerator:
Net loss attributable to CASI Pharmaceuticals, Inc.	$(16,953)	$(9,891)	$(34,088)	$(33,539)
Denominator:
Weighted average number of common shares	117,940	95,891	105,922	95,753
Denominator for basic and diluted net loss per share calculation	117,940	95,891	105,922	95,753
Net loss per share
— Basic and diluted	$(0.14)	$(0.10)	$(0.32)	$(0.35)

As of September 30, 2020, and 2019, outstanding stock options totaling 15,956,030 and 18,663,581, respectively, and outstanding warrants totaling 8,271,709 and 10,794,172, respectively, were anti-dilutive, and therefore, were not included in the computation of weighted average shares used in computing diluted loss per share.

14.         Stock-Based Compensation

As of September 30, 2020, a total of 10,875,131 shares remained available for grant under the Company’s 2011 Long-Term Incentive Plan.

The Company’s net loss for the nine months ended September 30, 2020 and 2019 includes $5.7 million and $5.3 million, respectively, of non-cash compensation expense related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	Nine Months Ended September 30,
(In thousands)	2020	2019
Research and development	$123	$359
General and administrative	5,562	4,961
Share-based compensation expense	$5,685	$5,320

Compensation expense related to stock options is recognized over the requisite service period, which is generally the option vesting term of up to five years. Awards with performance conditions are expensed when it is probable that the performance condition will be achieved. For the nine month periods ended September 30, 2020 and 2019, approximately $13,000 and $58,000 was expensed for stock option awards with performance conditions that were probable during the period, respectively.

The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of service based and performance-based stock options granted to employees. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free interest rate, expected dividend yield, expected volatility, and the expected life of the award.

Following are the weighted-average assumptions used in valuing the stock options granted to employees during the nine month periods ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020		2019
Expected volatility	77.71%		77.36%
Range of expected volatility	75.84% to 81.63%		75.50% to 84.48%
Range of risk free interest rate	0.31% to 1.77%		1.62% to 2.59%
Expected term of option	6.03	years	6.05	years
Expected dividend yield	0.00%		0.00%

The weighted average fair value of stock options granted during the nine month periods ended September 30, 2020 and 2019 were $1.96 and $2.20, respectively.

A summary of changes in options under the Company’s stock option plans during the nine month period ended September 30, 2020 is as follows:

		Weighted Average
	Number of Options	Exercise Price
Outstanding at January 1, 2020	18,268,372	$2.58
Exercised	(2,789,473)	$1.39
Granted	1,245,686	$2.92
Expired	(110,430)	$4.96
Forfeited	(658,125)	$3.89
Outstanding at September 30, 2020	15,956,030	$2.75
Vested and expected to vest at September 30, 2020	15,956,030	$2.75
Exercisable at September 30, 2020	9,153,348	$2.35

Cash received from option exercises under all share-based payment arrangements for the nine month periods ended September 30, 2020 and 2019 was $3.9 million and $114,000, respectively.

15.          Income Taxes

At December 31, 2019, the Company had a $2.6 million unrecognized tax benefit. The Company recorded a full valuation allowance on the deferred tax asset after offsetting unrecognized tax benefit recognized in the consolidated financial statements as of December 31, 2019.

During the nine months ended September 30, 2020, there were no material changes to the measurement of unrecognized tax benefits in various tax jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

16.          Fair Value Measurements

The majority of the Company’s financial instruments (consisting of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and notes payable) are carried at cost which approximates their fair values due to the short-term nature of the instruments. The Company’s investment in equity securities at fair value, and investment in convertible loan-AFS are carried at fair value (see Note 4).

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

The following tables present the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, by level within the fair value hierarchy:

(In thousands)	Fair Value at
Description	September 30, 2020	Level 1	Level 2	Level 3
Investment in common stock	$1,796	$1,796	$—	$—
Investment in convertible loan-AFS	$83	$—	$—	$83

(In thousands)	Fair Value at
Description	December 31, 2019	Level 1	Level 2	Level 3
Investment in common stock	$625	$625	$—	$—

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures equity investments without readily determinable fair values at its cost, minus impairment, if any, plus or minus changes resulting from observable transactions of identical or similar securities of the same issuer. On September 29, 2020, the Company remeasured the investments in equity securities in Juventas (see Note 4) to the fair value. The Company estimated the fair value of these securities based on the transaction price of similar securities issued by the investee adjusted for contractual rights and obligations of the securities it holds.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of June 30, 2020, the intangible assets and assets held for sale with a total carrying amount of $3,087,000 were written down to their fair value of $1,550,000, resulting in an impairment charge of $1,537,000, which represents the difference between the carrying value of the intangible asset and assets held for sale and its fair value. The Company estimated the fair value using Level 2 inputs based on quoted price. Related intangible assets were reclassified as assets held for sale during the quartered ended September 30, 2020.

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

17.          Related Party Transactions

On July 1, 2019 the Company entered into a one-year equipment lease with Juventas in the amount of RMB 80,000 (approximately $15,000) a month, which is classified as an operating lease. Transactions with Juventas are considered to be related party transactions as the Company’s CEO and Chairman is the chairman and one of the founding shareholders of Juventas. In August 2020, the lease was renewed for another year with the same monthly lease income. During the nine months ended September 30, 2020, the Company recognized lease income of $104,000.

For license, investment and loan transactions with Juventas please refer to Note 2 and Note 4.

In 2018, the Company entered into commercial purchase obligation commitments for EVOMELA from Spectrum Pharmaceuticals, Inc. (“Spectrum”) totaling approximately $9.2 million under a short-term supply agreement for EVOMELA. All of these EVOMELA purchase commitments have been delivered as of October 2019. Spectrum is a greater than a 7.45% shareholder of the Company. There were no transactions with Spectrum during the nine months ended September 30, 2020. For the year ended December 31, 2019, the transactions relating to the manufacturing and purchase of the EVOMELA commercial product supply amounted to $7.8 million. The amount due to Spectrum was $0.2 million as of December 31, 2019. The Company also accrued approximately $2.6 million for material costs related to EVOMELA during the year ended December 31, 2019. As of September 30, 2020, all amounts due to Spectrum have been settled.

18.          Acrotech License Arrangements

The Company has certain product rights and perpetual exclusive licenses from Acrotech Biopharma L.L.C. (“Acrotech”) to develop and commercialize the following commercial oncology drugs and drug candidates in the greater China region (which includes China, Taiwan, Hong Kong and Macau) (the “Territories”):

●	EVOMELA® (Melphalan Hydrochloride For Injection)
●	ZEVALIN® (Ibritumomab Tiuxetan); and

●	MARQIBO® (Vincristine Sulfate Liposome Injection)

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

19.         Commitments

In conjunction with the Black Belt agreement entered into during 2019 (see Note 2), the Company is responsible for certain milestone and royalty payments. As of September 30, 2020, no milestones have been met.

In conjunction with the Pharmathen agreement entered into during 2019 (see Note 2), the Company is responsible for one remaining milestone payment. As of September 30, 2020, the remaining milestone has not been met.

In conjunction with the Laurus Labs agreement entered into during 2018 related to the certain ANDAs, the Company is responsible for certain remaining milestone payments. As of September 30, 2020, the remaining milestones have not been met.

In November 2019, CASI Wuxi entered into a lease agreement for the right to use state-owned land in China for the construction of a manufacturing facility. Pursuant to the agreement, CASI Wuxi commits to invest land use right and property, plant and equipment of RMB 1 billion (equivalent to US$143 million) within three years from the date of establishment of CASI Wuxi. On August 27, 2020, CASI Wuxi entered into a Construction Project Contract (the "Construction Contract") with China Electronic System Engineering No. 2 Construction Co., Ltd. ("China Engineering"). Pursuant to the Construction Contract, CASI Wuxi will pay a contract price of approximately RMB 74,588,000 (equivalent to approximately USD $10,923,000) to retain China Engineering to complete the phase 1 project of CASI Wuxi's research and development production base, consisting of construction and installation of a combined factory building, warehouse, guard house and public works. The estimated completion date is October 2023.

The Company is subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, unless otherwise disclosed herein, are material.

20.          Subsequent Event

In October 2020, the Company and BioInvent International AB (“BioInvent”) entered into an exclusive licensing agreement for the development and commercialization of novel anti-FcγRIIB antibody, BI-1206, in mainland China, Taiwan, Hong Kong and Macau.  BioInvent is a biotechnology company focused on the discovery and development of first-in-class immune-modulatory antibodies for cancer immunotherapy.

Under the terms of the agreement, BioInvent and CASI will develop BI-1206 in both hematological malignancies and solid tumors, with CASI responsible for commercialization in China and associated markets. BioInvent received a $5 million upfront payment made in November 2020 and is eligible to receive up to $83 million in development and commercial milestone payments plus tiered royalties in the high-single to mid-double-digit range on net sales of BI-1206.

Under the terms of the Agreement, in addition to the upfront payment, CASI will also make a $7.0 million investment (approximately SEK 61.4 million) in approximately 29.4 million new shares in BioInvent at a subscription price of SEK 2.09 per share, which corresponds to 130% of the average volume weighted price for the share during the ten trading days prior to October 27, 2020, and approximately 14.7 million new warrants, each warrant with a right to subscribe for an equal number of new shares in BioInvent within a period of five years and at a subscription price of SEK 3.14 per share.  The investment is subject to the approval of an Extraordinary Shareholders’ Meeting in BioInvent to be held on November 27, 2020.

BI-1206 is a novel mode-of-action, single inhibitory antibody that blocks the FcγRIIB receptor to unlock anti-cancer immunity in both hematological malignancies and solid tumors. BI-1206 is BioInvent’s lead drug candidate and is being investigated in a Phase I/II trial, in combination with anti-PD1 therapy Keytruda® (pembrolizumab), in solid tumors, and in a Phase I/IIa trial in combination with MabThera® (rituximab) for the treatment of non-Hodgkin lymphoma (NHL).

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

In August 2019, we launched our first commercial product, EVOMELA® (Melphalan for Injection). In China, EVOMELA is approved for use as a conditioning treatment prior to stem cell transplantation in the multiple myeloma setting. Other core hematology/oncology assets in our pipeline include:

●An autologous CD19 CAR-T investigative product (CNCT19) being developed by Juventas Cell Therapy Ltd (“Juventas”) as a potential treatment for patients with hematological malignancies which express CD19 including, B-cell acute lymphoblastic leukemia (“B-ALL”) and B-cell non-Hodgkin lymphoma (“B-NHL”) for which we have co-marketing and profit-sharing rights. Phase 1 studies has been substantially completed and Juventas expects the Phase II studies will start by the end of 2020.
●CID-103, an anti-CD38 monoclonal antibody being developed for the treatment of patients with multiple myeloma. We intend to initiate the Phase 1 study of CID-103 in the first quarter of 2021.
●ZEVALIN® (Ibritumomab Tiuxetan), a CD20-directed radiotherapeutic antibody, that is approved in the U.S. to treat patients with non-Hodgkin lymphoma (“NHL”). We intend to begin the China registration study of ZEVALIN in 2021.

Other assets in our pipeline for which we have exclusive rights in China are Octreotide Long Acting Injectable (“LAI”), for which our partner plans to begin the China registration study in 2020, and a novel formulation of Thiotepa, for which we plan to begin the China registration study in 2021. Thiotepa is used as a conditioning treatment for certain allogeneic haemopoietic stem cell transplants. Octreotide LAI formulations, which are approved in various European countries, are considered a standard of care for the treatment of acromegaly and the control of symptoms associated with certain neuroendocrine tumors.

In October 2020, we added to our portfolio of assets BI-1206 which has a novel mode-of-action, blocking the single inhibitory antibody checkpoint receptor FcγRIIB to unlock anti-cancer immunity in both hematological malignancies and solid tumors. BI-1206 is BioInvent’s lead drug candidate and is being investigated in a Phase I/II trial, in combination with anti-PD1 therapy Keytruda® (pembrolizumab), in solid tumors, and in a Phase I/IIa trial in combination with MabThera® (rituximab) for the treatment of non-Hodgkin lymphoma (NHL).

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

The Company’s EVOMELA, ZEVALIN and MARQIBO assets were originally licensed from Spectrum Pharmaceuticals, Inc. (“Spectrum”) and the Company had supply agreements with Spectrum to support the Company’s application for import drug registration and for commercialization purposes. On March 1, 2019, Spectrum completed the sale of its portfolio of FDA-approved hematology/oncology products including EVOMELA, ZEVALIN and MARQIBO to Acrotech Biopharma L.L.C. (“Acrotech”). The original supply agreements with Spectrum were assumed by Acrotech; Spectrum agreed to continue with a short-term supply agreement for EVOMELA for the initial commercial product supply in connection with the Company’s launch, with the long-term supply assumed by Acrotech. During the second quarter 2020, the Company completed a plan to change the manufacturing site for EVOMELA to an alternative manufacturer that significantly reduced the cost of revenue since third quarter 2020.

As part of the long-term strategy to support our future clinical and commercial manufacturing needs and to manage our supply chain for certain products, on December 26, 2018, we established CASI Pharmaceuticals (Wuxi) Co., Ltd. (“CASI Wuxi”) to develop a future manufacturing facility in China to be located in the Wuxi Huishan Economic Development Zone in Jiangsu Province, China. On August 27, 2020, CASI Wuxi entered into the Construction Project Contract for RMB 74,588,000 (equivalent to approximately $10,923,000) to complete the phase 1 project of CASI Wuxi's research and development production base (see Note 19). The estimated completion date is October 2023.

Since its inception in 1991, the Company has incurred significant losses from operations and, as of September 30, 2020, has incurred an accumulated deficit of $556.8 million. In 2012, the Company shifted its business strategy to China and has since built an infrastructure in China that includes sales and marketing, medical affairs, and regulatory and clinical development. In 2014, the Company changed its name to “CASI Pharmaceuticals, Inc.” The majority of the Company’s operations are now located in China. The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical and development activities. Our operations in China are conducted through our wholly-owned subsidiary, CASI Pharmaceuticals (China) Co., Ltd. (“CASI China”), which is located in Beijing, China. Through CASI China, we will focus on the China market devoting more resources and investment going forward.

Taking into consideration the cash and cash equivalents balance as of September 30, 2020, the Company believes that it has sufficient resources to fund its operations at least one year beyond the date that the unaudited condensed consolidated financial statements are issued. As of September 30, 2020, the Company had a cash balance of $ 74.6 million of which approximately $4.2 million was held by CASI China, and approximately $20.4 million was held by CASI Wuxi. The Company intends to continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements.

During the second quarter 2020, the Company completed the plan to change the manufacturing site for EVOMELA to an alternative manufacturer that has significantly reduced the cost of revenue for the third quarter of 2020. Due to the manufacturer change, and to the effects of COVID-19 to our marketing and sales activities and supply chain, revenues for the second quarter of 2020 experienced an expected temporary decrease.  We have returned to expected levels of sales as indicated by the increase in sales in the third quarter of 2020.

Our partner, Juventas, experienced some delay in the start of the CNCT19 trials in the first quarter of 2020 but is currently back on track with both trials underway. The COVID-19 pandemic has impacted our targeted start time of our CID-103 trial due to the lock down of many medical facilities in Europe. We expect to initiate this trial in the first quarter of 2021. As the pandemic continues to unfold, the extent of the pandemic’s effect on our operations will depend in large part on future developments, which cannot be predicted with confidence at this time.

On June 15, 2019, we entered into a license agreement with Juventas pursuant to which we obtained commercialization rights to CNCT19 in exchange for a development milestone payment of RMB 70 million upon registration of phase II clinical trial by Juventas and sales royalties after commercialization. In addition, as a part of the transaction, CASI Biopharmaceuticals invested RMB 80 million in Juventas’ Series A financing, representing an approximately 16.3% equity stake in Juventas on a fully-diluted basis upon the closing of such equity financing.

On September 22, 2020, Juventas and its shareholders (including CASI Biopharmaceuticals) agreed to certain terms and conditions demanded by a new third-party investor in connection with Juventas’ Series B financing. In order to facilitate the Series B financing, we agreed to amend and supplement the original licensing agreement to provide Juventas with profit-sharing and certain other rights to CNCT19 (the “Supplementary Agreement”). A committee of the Company’s independent directors reviewed the terms of the Supplementary Agreement and recommended it to the board of directors for approval.

In return for the additional profit sharing, Juventas issued additional equity interest to us, resulting in equity ownership of 19.652% (post-Juventas Series B financing) on a fully diluted basis. CASI Biopharmaceuticals is also entitled to appoint a director to Juventas’ board of directors. In response to other Juventas’ investors concerns of lack of cash consideration for the additional equity interest, the form of the transactions was structured in a way that the payment we made to Juventas according to the original license agreement in the amount of RMB 70 million in September 2020 was not treated as the milestone payment, instead as an investment to obtain the additional equity interest Juventus issued to us. In addition, the RMB 70 million milestone payment obligation according to the original license agreement was waived. We accounted for the modification of license agreement and investment agreement of Series A plus equity as one transaction according to the substance of the transaction instead of the form. The investment in Series A Plus equity is in effect an in exchange of increased share of future profits payment to Juventas. The payment of investment of RMB 70 million is in substance a milestone because it became probable that the milestone would be met during the quarter ended September 30, 2020.

RESULTS OF OPERATIONS

Three months ended September 30, 2020 Compared with Three months ended September 30, 2019

Operating Items

Revenues

Product Sales

Revenues consist of product sales of EVOMELA that launched during August 2019. Revenue was $4.2 million for the three months ended September 30, 2020 compared to $2.7 million for the three months ended September 30, 2019. Revenues increased in the third quarter of 2020 as compared to same quarter in 2019 due to the continued growth in EVOMELA sales. EVOMELA was launched in August 2019.

Lease Income

Lease income consists primarily of an equipment lease with Juventas (a related party). Lease income was $37,000 for the three months ended September 30, 2020 compared to $38,000 for the three months period ended September 30, 2019.

Operating Expenses

Cost of Revenues

Cost of revenues consists primarily of the cost of inventories of EVOMELA and sales-based royalties related to the sale of EVOMELA.

Costs of revenues were $1.8 million for the three months ended September 30, 2020 compared to $2.6 million for the three months ended September 30, 2019. The decrease in cost of revenues is due to the new alternate manufacturer now in place, resulting in a considerable decrease in the unit cost of inventories of EVOMELA.  The decrease was partially offset by the continued growth in EVOMELA sales.  EVOMELA was launched in August 2019.

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

Research and development expenses for the three months ended September 30, 2020 were $2.8 million, compared with $1.8 million for the three months ended September 30, 2019.  The increases in R&D expenses are primarily due to increases in 2020 R&D expenses incurred related to the development of CID-103, and costs associated with the EVOMELA post marketing study.

Included in our research and development expenses for the three months ended September 30, 2020 are direct project costs of $1.1 million for preclinical development activities, primarily related to our CID-103 program, $0.9 million related to our ANDAs acquired in 2018, and $0.8 million for drugs in-licensed from Acrotech (previously Spectrum).

Included in our research and development expenses for the three-month period ended September 30, 2019 are direct project costs of $0.5 million related to our ANDAs acquired in 2018, $0.4 million for drugs in-licensed from Acrotech (previously Spectrum), $0.4 million for preclinical development activities related to a terminated immune-oncology program, and $0.3 million for preclinical development activities, primarily related to our CID-103 program.

General and Administrative Expenses

General and administrative expenses include compensation and other expenses related to executive, finance, business development and administrative personnel, professional services, investor relations and facilities.

General and administrative expenses for the three months ended September 30, 2020 were $5.3 million, compared with $8.0 million for the three months ended September 30, 2019. The decrease in general and administrative expenses was primarily because the 2019 period included costs related to sales and marketing efforts to prepare for the August 2019 launch of EVOMELA, as well as lower professional fees and travel costs incurred during the 2020 period.

Selling and Marketing Expenses

Selling and marketing expenses are related to the sales of EVOMELA that was launched in China in August 2019, such as sales force salaries, commissions, advertising, and other marketing efforts.

Selling and marketing expenses for the three months ended September 30, 2020 were $2.1 million, compared with $975,000 for the three months ended September 30, 2019.

Acquired in-process Research and Development

Acquired in-process R&D expenses for the three months ended September 30, 2020 was $10.9 million, compared to $0 million for the three months ended September 30, 2019.  Expense of $0.6 million relates to 2020 milestone fees paid to Pharmathen’s due to the first submission to the National Medical Products Administration in China for Octreotide which was achieved during 2020 and $10.3 million relates to milestone fees paid to Juventas.

Non-Operating Items

Interest income, net

Interest income, net for the three months ended September 30, 2020 was $432,000 compared with $414,000 for the three months ended September 30, 2019. The increase in interest income is mainly due to interest income of $351,000 from 2020 loans made to Juventas (a related party), offset by the decrease in rates of return from available cash management strategies as a result of the current economic environment.

Other Income

Other income for the three months ended September 30, 2020 was $20,000 compared with $0 for the three months ended September 30, 2019. Other income of $12,000 recorded relates to April 2020 CASI Wuxi’s receipt of RMB 15.9 million (equivalent to approximately $2.2 million) from the Jiangsu Province Wuxi Huishan Economic Development Zone as government grant for the development of leased state-owned land in China for the construction of a manufacturing facility.  The grant was recorded as deferred income in April 2020. The grant is been amortized over the term of the lease of the land.

Foreign exchange losses and gains

Foreign exchange losses for the three months ended September 30, 2020 were $526,000 compared with gains of $719,000 for the three months ended September 30, 2019. The foreign exchange losses and gains are primarily due to USD denominated cash accounts that are held by our Chinese subsidiaries.

Change in fair value of investment in equity securities

The change in fair value of investment in equity securities for the three months ended September 30, 2020 and 2019 were gains of $1,978,000 and losses of $160,000, respectively. The changes represent unrealized gains and losses on the Company’s equity investment securities.

Nine months ended September 30, 2020 Compared with Nine months ended September 30, 2019

Operating Items

Revenues

Product Sales

Revenues consist of product sales of EVOMELA that launched during August 2019. Revenue was $10.2 million for the nine months ended September 30, 2020 compared to $2.7 million for the nine months ended September 30, 2019.

Lease Income

Lease income consists primarily of an equipment lease with Juventas (a related party). Lease income was $104,000 for the nine months ended September 30, 2020 compared to $38,000 for the nine months period ended September 30, 2019.

Operating Expenses

Cost of Revenues

Cost of revenues consists primarily of the cost of inventories of EVOMELA and sales-based royalties related to the sale of EVOMELA.

Costs of revenues were $7.6 million for the nine months ended September 30, 2020 compared to $2.6 million for the nine months ended September 30, 2019. The increase is primarily due to growth in sales of EVOMELA which was launched in August 2019.  The increase in cost of revenues is partially offset by a decrease in unit cost of inventories of EVOMELA as a result of the new alternate manufacturer now in place.

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

Research and development expenses for the nine months ended September 30, 2020 were $7.7 million, compared with $7.4 million for the nine months ended September 30, 2019.

The increase in R&D expenses is partially due to an increase in R&D expenses incurred related to the development of CID-103 and costs associated with the EVOMELA post marketing study.  These costs were partially offset by reduced regulatory costs associated with our ANDAs and lower costs associated with preclinical development activities related to an immune-oncology program terminated in 2019.

Included in our research and development expenses for the nine months ended September 30, 2020 are direct project costs of $2.9 million for preclinical development activities primarily related to our CID-103 program, $1.9 million related to our ANDAs acquired in 2018, and $1.5 million for drugs in-licensed from Acrotech (previously Spectrum).

Included in our research and development expenses for the nine-month period ended September 30, 2019 are direct project costs of $2.4 million related to our ANDAs acquired in 2018, $1.0 million for drugs in-licensed from Spectrum (previously Spectrum),  $0.5 million for preclinical development activities related to a terminated immune-oncology program, and $0.4 million for preclinical development activities primarily related to the CID-103 program.

General and Administrative Expenses

General and administrative expenses include compensation and other expenses related to executive, finance, business development and administrative personnel, professional services, investor relations and facilities.

General and administrative expenses for the nine months ended September 30, 2020 were $13.5 million, compared with $20.7 million for the nine months ended September 30, 2019. The decrease in general and administrative expenses was primarily because the 2019 period included costs related to sales and marketing efforts to prepare for the August 2019 launch of EVOMELA, as well as lower professional fees and travel costs incurred during the 2020 period.

Selling and Marketing Expenses

Selling and marketing expenses are related to the sales of EVOMELA that was launched in China in August 2019, such as sales force salaries, commissions, advertising, and other marketing efforts.

Selling and marketing expenses for the nine months ended September 30, 2020 were $4.9 million, compared with $975,000 for the nine months ended September 30, 2019.

Gain (loss) on disposal of intangible assets

Gain on disposal of intangible assets for the nine months ended September 30, 2020 was $0.5 million, compared to a loss of $48,000 for the nine months ended September 30, 2019. The gain on disposal is due to the $0.5 million gain on the sale of seven ANDAs during the 2020 period.

Impairment of intangible assets

Impairment of intangible assets for the nine months ended September 30, 2020 was $1.5 million, compared to $0 for the nine months ended September 30, 2019. The impairment of intangible assets was primarily due to the reduction of the carrying value of intangible assets to their fair value.

Acquired in-process Research and Development

Acquired in-process R&D expenses for the nine months ended September 30, 2020 were $11.9 million, compared to $5.8 million for the nine months ended September 30, 2019. Acquired in-process R&D expenses for the nine months ended September 30, 2020 comprised the two 2020 milestone fees paid related to Pharmathen of $1.7 million, and the 2020 milestone fees paid to Juventas of $10.3 million. Acquired in-process R&D expenses for the nine months ended September 30, 2019 was the $5.8 million acquisition of the Black Belt’s license in April 2019.

Non-Operating Items

Interest income, net

Interest income, net for the nine months ended September 30, 2020 was $775,000 compared with $783,000 for the nine months ended September 30, 2019. The slight decrease in interest income, net, is mainly due to the decrease in rates of return from available cash management strategies due to the current economic environment offset by interest income of $375,000 from 2020 loans made to Juventas (a related party).

Other income

Other income for the nine months ended September 30, 2020 was $47,000 compared with $0 for the nine months ended September 30, 2019.  Other income of $23,000 recorded relates to amortization recognized for the 2020 CASI Wuxi’s receipt of RMB 15.9 million (equivalent to approximately US$2.2 million) from the Jiangsu Province Wuxi Huishan Economic Development Zone as government grant for the development of leased state owned land in China for the construction of a manufacturing facility.  The grant was recorded as deferred income in April 2020. The grant is been amortized over the term of the lease of the land.

Foreign exchange gains and losses

Foreign exchange losses for the nine months ended September 30, 2020 were $278,000 compared with gains of $1.3 million for the nine months ended September 30, 2019. The foreign exchange gains and losses recorded are primarily due to USD denominated cash accounts that are held by our Chinese subsidiaries.

Change in fair value of investment in equity securities

The change in fair value of investment in equity securities for the nine months ended September 30, 2020 and 2019 were gains of $2,287,000 and losses of $355,000, respectively. The changes represent unrealized gains and losses on the Company’s equity investment securities.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses for the foreseeable future. Based on our current plans, we expect our current available cash and cash equivalents to meet our cash requirements for at least one year beyond the date that the unaudited condensed consolidated financial statements are issued.

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

At September 30, 2020, we had cash and cash equivalents of approximately $74.6 million, with working capital of approximately $77.7 million. As of September 30, 2020, approximately $4.2 million of the Company’s cash balance was held by the Company’s wholly-owned subsidiary in China and approximately $20.4 million was held by CASI Wuxi.

FINANCING ACTIVITIES -

“Shelf” Registration Statement

We have an effective shelf registration statement, which allows us to sell debt or equity securities in one or more offerings up to a total public offering price of $100 million. We believe that this shelf registration statement currently provides us additional flexibility with regard to potential financings that we may undertake when market conditions permit or our financial condition may require. The Company intends to replace this shelf registration statement prior to its expiration in December 2020.

July 2020 Underwritten Public Offering

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

In 2018, the Company issued 143,248 shares under the Sales Agreement resulting in net proceeds to the Company of approximately $475,000. For the nine months ended September 30, 2020, no shares were issued. As of September 30, 2020, approximately $19.5 million remained available under the Sales Agreement.

On July 19, 2019, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (the “Open Market Agreement”). Pursuant to the terms of the Open Market Agreement, the Company may elect to sell from time to time, at its option, up to $30 million in shares of the Company’s common stock, through Jefferies LLC, as sales agent.

Any sales of shares pursuant to the Open Market Agreement will be made under the Company’s Registration Statement and the related prospectus supplement and the accompanying prospectus, as filed with the SEC on July 19, 2019. For the nine months ended September 30, 2020, there were approximately 434,000 shares issued with net proceeds of approximately $1,357,000. As of September 30, 2020, the Company has issued approximately 493,000 shares with net proceeds of approximately $1,539,000. As of September 30, 2020, approximately $28.4 million remained available under the Sales Agreement.

INFLATION AND INTEREST RATE CHANGES

Management does not believe that our working capital needs are sensitive to inflation and changes in interest rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of U.S. and China interest rates. In this regard, changes in the U.S. and China interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact cash and cash equivalents as of September 30, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and President/Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of September 30, 2020 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and President/Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

EXHIBIT INDEX

1.1

Underwriting Agreement dated July 22, 2020 between CASI Pharmaceuticals, Inc. and Oppenheimer & Co., Inc. (incorporated by reference from Exhibit 1.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2020)

10.1	Supplementary Agreement to the Exclusive License Agreement effective as of September 29, 2020.+**
10.2	Investment Agreement by and between Juventas Cell Therapy Ltd and CASI Biopharmaceuticals (WUXI) Co., Ltd. effective as of September 22, 2020.+**
31.1	Rule 13a-14(a) Certification of Chief Executive Officer**
31.2	Rule 13a-14(a) Certification of Principal Financial Officer**
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Principal Financial Officer**
101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.**
101.SCH	Inline XBRL Taxonomy Extension Schema Document.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith).

+ Information in this exhibit identified by brackets is confidential and has been excluded pursuant to Item 601(B)(10)(IV) of Regulation S-K because it (i) is not material and (ii) would likely cause competitive harm to CASI Pharmaceuticals, Inc. if publicly disclosed.

**Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASI PHARMACEUTICALS, INC.
(Registrant)

Date: November 9, 2020	/s/ Wei-Wu He
Wei-Wu He
Chief Executive Officer

Date: November 9, 2020	/s/ Larry (Wei) Zhang
Larry (Wei) Zhang
Principal Financial Officer