Form 10-Q/A
period 2020-09-30
CASI Pharmaceuticals, Inc.
filed 2021-02-10
CIK 895051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

YES  ☒       NO ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES  ☒       NO ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ☒	Non-accelerated filer ◻	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ◻       NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at November 6, 2020
Common Stock $.01 Par Value	123,943,829

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to the CASI Pharmaceutical Inc. (“CASI”, “we” or “us”) quarterly report on Form 10-Q for the period ended September 30, 2020, filed with the Securities and Exchange Commission on November 9, 2020 is to (i) attach as Exhibit 3.2 the most recent copy of the Corporation’s by-laws as amended and restated by the Board of Directors as of September 10, 2020, and (ii) disclose an additional Risk Factor related to the by-laws.

There are no other changes to the Form 10-Q as previously filed. This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

General Risks

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between us and our stockholders, which could increase costs to bring a claim, discourage claims or limit the ability of our stockholders to bring a claim in a judicial forum viewed by the stockholders as more favorable for disputes with us or our directors, officers or other employees.

Our amended and restated bylaws, effective September 10, 2020, provide that unless CASI consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any (i) any derivative action or proceeding brought on behalf of CASI, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of CASI to CASI or CASI’s stockholders, (iii) any action asserting a claim arising under any provision of the General Corporation Law of the State of Delaware, CASI’s certificate of incorporation or CASI’s Amended and Restated By-Laws or (iv) any action asserting a claim governed by the internal affairs doctrine. The choice of forum provision may increase costs to bring a claim, discourage claims or limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us or our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, CASI may incur additional costs associated with resolving such action in other jurisdictions. In addition, unless CASI consents in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933.

ITEM 5. OTHER INFORMATION

On September 10, 2020, the Board of Directors of CASI adopted amended and restated by-laws, effective September 10, 2020 (the “Amended and Restated By-Laws”), to add Article 9, which, among other things, includes exclusive forum selection provisions. The provisions provide that, unless CASI consents in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the exclusive forum for: (i) any derivative action or proceeding brought on behalf of CASI, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of CASI to CASI or CASI’s stockholders, (iii) any action asserting a claim arising under any provision of the General Corporation Law of the State of Delaware, CASI’s certificate of incorporation or CASI’s Amended and Restated By-Laws or (iv) any action asserting a claim governed by the internal affairs doctrine. In addition, unless CASI consents in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933.

The Amended and Restated By-Laws also include certain technical, conforming and clarifying changes. The foregoing description of the Amended and Restated By-Laws is qualified in its entirety by reference to the full text of the Amended and Restated By-Laws, which is attached hereto as Exhibit 3.2 and incorporated herein by reference.

ITEM 6. EXHIBITS

EXHIBIT INDEX

1.1

Underwriting Agreement dated July 22, 2020 between CASI Pharmaceuticals, Inc. and Oppenheimer & Co., Inc. (incorporated by reference from Exhibit 1.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2020)

3.2	Amended and Restated By-Laws dated September 10, 2020*
10.1	Supplementary Agreement to the Exclusive License Agreement effective as of September 29, 2020.+
10.2	Investment Agreement by and between Juventas Cell Therapy Ltd and CASI Biopharmaceuticals (WUXI) Co., Ltd. effective as of September 22, 2020.+
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
31.3	Rule 13a-14(a) Certification of Chief Executive Officer*
31.4	Rule 13a-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith).
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

CASI PHARMACEUTICALS, INC.
(Registrant)

Date: February 10, 2021	/s/ Wei-Wu He
Wei-Wu He
Chief Executive Officer

Date: February 10, 2021	/s/ Weihao Xu
Weihao Xu
Principal Financial Officer

5