Form 10-K
period 2020-12-31
CASI Pharmaceuticals, Inc.
filed 2021-03-30
CIK 895051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	Trading Symbol	NASDAQ
(Title of each class)	CASI	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act. Yes ◻ No ⌧

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

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

As of June 30, 2020, the aggregate market value of the shares of common stock held by non-affiliates was $183,834,503.

As of March 26, 2021, 139,797,487 shares of the Company’s common stock were outstanding.

Documents Incorporated By Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2020. The proxy statement is incorporated herein by reference into the following parts of the Form 10-K:

Part III, Item 10, Directors, Executive Officers and Corporate Governance;

Part III, Item 11, Executive Compensation;

Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;

Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence; and

Part III, Item 14, Principal Accounting Fees and Services.

CASI PHARMACEUTICALS, INC.

FORM 10-K - FISCAL YEAR ENDED DECEMBER 31, 2020

TRADEMARKS AND SERVICE MARKS

We own or have rights to trademarks and trademark applications for use in connection with the operation of our business, including, but not limited to, CASI and CASI PHARMACEUTICALS. All other trademarks appearing in this Annual Report on Form 10-K that are not identified as marks owned by us are the property of their respective owners.

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

Actual results could differ materially from those currently anticipated due to a number of factors, including: the risk that we may be unable to continue as a going concern as a result of our inability to raise sufficient capital for our operational needs; the possibility that we may be delisted from trading on The Nasdaq Capital Market; the volatility in the market price of our common stock; the outbreak of the COVID-19 pandemic and its effects on global markets and supply chains; the risk of substantial dilution of existing stockholders in future stock issuances; the difficulty of executing our business strategy in China; our inability to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates or future candidates; our lack of experience in manufacturing products and uncertainty about our resources and capabilities to do so on a clinical or commercial scale; risks relating to the commercialization, if any, of our products and proposed products (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks); our inability to predict when or if our product candidates will be approved for marketing by the U.S. Food and Drug Administration (FDA), National Medical Products Administration (NMPA), or other regulatory authorities; our inability to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates or future candidates; the risks relating to the need for additional capital and the uncertainty of securing additional funding on favorable terms; the risks associated with our product candidates, and the risks associated with our other early-stage products under development; the risk that result in preclinical and clinical models are not necessarily indicative of clinical results; uncertainties relating to preclinical and clinical trials, including delays to the commencement of such trials; our ability to protect our intellectual property rights; our ability to design and implement a development plan for our ANDAs held by CASI Wuxi; the lack of success in the clinical development of any of our products; and our dependence on third parties; the risks related to our dependence on Juventas to conduct the clinical development of CNCT19 and to partner with us to co-market CNCT19; risks related to our dependence on Juventas to ensure the patent protection and prosecution for CNCT19; risks relating to the commercialization, if any, of our proposed products (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks); risks relating to interests of our largest stockholders and our Chairman and CEO that differ from our other stockholders; and risks related to the development of a new manufacturing facility by CASI Wuxi. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

We caution investors that actual results or business conditions may differ materially from those projected or suggested in forward-looking statements as a result of various factors including, but not limited to, those described above and in Section IA, “Risk Factors” of this Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (this “Annual Report”) and our other filings with the Securities and Exchange Commission (“SEC”). We cannot assure you that we have identified all the factors that create uncertainties. Moreover, new risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Readers should not place undue reliance on forward-looking statements, which only relate to events or information as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. Additional information about the factors and risks that could affect our business, financial condition and results of operations, are contained in our filings with the U.S. Securities and Exchange Commission (“SEC”), which are available at www.sec.gov.

PART I

ITEM 1. BUSINESS.

CASI Pharmaceuticals, Inc. (“CASI” or the “Company”) (Nasdaq: CASI) is a U.S. biopharmaceutical company focused on developing and commercializing innovative therapeutics and pharmaceutical products in China, the United States, and throughout the world. We are focused on acquiring, developing and commercializing products that augment our hematology oncology therapeutic focus as well as other areas of unmet medical need. The Company is executing our plan to become a biopharmaceutical leader by launching medicines in the greater China market leveraging our China-based regulatory, clinical and commercial competencies and our global drug development expertise.  The Company’s operations in China are conducted primarily through two of our subsidiaries: (i) CASI Pharmaceuticals (China) Co., Ltd. (“CASI China”), which is wholly owned and is located in Beijing, China, and (ii) CASI Pharmaceuticals (Wuxi) Co., Ltd. (“CASI Wuxi”), which is located in Wuxi, China.

We launched in China our first commercial product, EVOMELA® (Melphalan for Injection) in August 2019. In China EVOMELA is approved for use as a conditioning treatment prior to stem cell transplantation and as a palliative treatment for patients with multiple myeloma. The Company’s other core hematology/oncology assets in our pipeline include:

●	CNCT19 is an autologous CD19 CAR-T investigative product (CNCT19) being developed by our partner Juventas Cell Therapy Ltd (“Juventas”) for which we have co-commercial and profit-sharing rights. CNCT19 is being developed as a potential treatment for patients with hematological malignancies which express CD19 including, B-cell acute lymphoblastic leukemia (“B-ALL”) and B-cell non-Hodgkin lymphoma (“B-NHL”). China Phase 1 studies have been substantially completed by Juventas, with the Phase 2 B-NHL registration study in China currently enrolling. The Phase 2 B-ALL registration study is expected to start by the end of March 2021. In December 2020, Juventas received a breakthrough therapy designation for CNCT19 in the treatment of adults with relapsed/refractory B-ALL from the Chinese Center for Drug Evaluation, a division of the China National Medical Products Administration.

●	BI-1206 is an antibody which has a novel mode-of-action, blocking the inhibitory antibody checkpoint receptor FcγRIIB to unlock anti-cancer immunity in both hematological malignancies and solid tumors for which we have exclusive greater China rights BI-1206 is our partner’s lead drug candidate and is being investigated in a Phase 1/2 trial, in combination with anti-PD1 therapy Keytruda® (pembrolizumab), in solid tumors, and in a Phase 1/2a trial in combination with MabThera® (rituximab) in patients with relapsed/refractory non-Hodgkin lymphoma (NHL). Our partner, BioInvent International AB, released positive interim results from its Phase 1/2a trial that suggests that novel anti-FcyRIIB antibody BI-1206 restores activity of rituximab in patients with relapsed/refractory non-Hodgkin’s lymphoma. An FDA End of Phase 1 meeting for the NHL development program is planned for the third quarter of 2021.

●	CB-5339 is a novel oral second-generation, small molecule VCP/p97 inhibitor for which we have greater China rights. CB-5339 is our partner’s lead drug candidate and is being evaluated in a Phase 1 clinical trial in patients with acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS), while the National Cancer Institute (NCI) is sponsoring and evaluating CB-5339 in a Phase 1 clinical trial of patients with solid tumors and lymphomas.

●	CID-103 is a full human IgG1 anti-CD38 monoclonal antibody recognizing a unique epitope that has demonstrated encouraging preclinical efficacy & safety profile compared to other anti-CD38 monoclonal antibodies for which we have exclusive global rights. CID-103 is being developed by CASI for the treatment of patients with multiple myeloma. The CID-103 Phase 1 study in EU was initiated in March 2021.

Other assets in our pipeline for which we have exclusive rights in China are Octreotide Long Acting Injectable (“LAI”), for which we plan to begin the China registration study in 2021, and a novel formulation of Thiotepa, for which our partner plans to begin the China registration study in 2021.  Thiotepa is used as a conditioning treatment for certain allogeneic haemopoietic stem cell transplants.  Subject to regulatory and marketing approvals, we intend to advance and commercialize these established products in China.The Company’s assets include a few FDA-approved ANDAs which the Company is evaluating due to generic drug pricing reforms by the Chinese government and its impact on the pricing and competitiveness of these products.

The Company will continue to pursue building a robust pipeline of drug candidates for development and commercialization in China as our primary market, and if rights are available for the rest of the world. For in-licensed products, we use a market-oriented approach to identify pharmaceutical/biotechnology candidates that we believe have the potential for gaining widespread market acceptance, either globally or in China, and for which development can be accelerated under our drug development strategy.  We have focused on US/EU approved product candidates, and product candidates with proven targets or product candidates that have reduced clinical risk with a greater emphasis on innovative therapeutics. Our business development strategy is currently focused on acquiring additional targeted drugs and immuno-oncology therapeutics through licensing that will expand our hematology-oncology franchise. In many cases our business development strategy includes direct equity investments in the licensor company.

We believe our China operations offer a significant market and growth potential due to the extraordinary increase in demand for high quality medicines coupled with regulatory reforms in China that facilitate the entry of new pharmaceutical products into the country. We will continue to in-license clinical-stage and late-stage drug candidates, and leverage our cross-border operations and expertise, and hope to be the partner of choice to provide access to the China market. We expect the implementation of our plans will include leveraging our resources and expertise in both the U.S. and China so that we can maximize regulatory, development and clinical strategies in both countries.

The Company’s commercial product, EVOMELA, was originally licensed from Spectrum Pharmaceuticals, Inc. (“Spectrum”) and the Company had a supply agreement with Spectrum to support the Company’s application for import drug registration and for commercialization purposes. On March 1, 2019, Spectrum completed the sale of its portfolio of FDA-approved hematology/oncology products including EVOMELA to Acrotech Biopharma L.L.C. (“Acrotech”). The original supply agreement with Spectrum was assumed by Acrotech; Spectrum agreed to continue with a short-term supply agreement for EVOMELA for the initial commercial product supply in connection with the Company’s launch, with the long-term supply assumed by Acrotech. During the second quarter 2020, the Company completed a plan to change the manufacturing site for EVOMELA to an alternative manufacturer that significantly reduced the cost of revenue since the third quarter 2020.

As part of the long-term strategy to support our future clinical and commercial manufacturing needs and to manage our supply chain for certain products, on December 26, 2018, we established CASI Pharmaceuticals (Wuxi) Co., Ltd. (“CASI Wuxi”) to develop a future GMP manufacturing facility that will be located in the Wuxi Huishan Economic Development Zone in Jiangsu Province, China.  In November 2019, CASI Wuxi entered into a fifty-year lease agreement for the right to use state-owned land in China for the construction of a manufacturing facility.  In April 2020, CASI Wuxi received RMB 15.9 million (equivalent to $2.2 million) from the Jiangsu Province Wuxi Huishan Economic Development Zone as government grant for this development project which was recorded as deferred income in April 2020. On August 27, 2020, CASI Wuxi entered into a Construction Project Contract for RMB 74,588,000 (equivalent to $10,923,000) to complete the phase 1 project of CASI Wuxi's research and development production base. The estimated completion date is October 2023.

Since its inception in 1991, the Company has incurred significant losses from operations and, as of December 31, 2020, has incurred an accumulated deficit of $570.5 million. In 2012, with new leadership, the Company shifted its business strategy to China and has since built an infrastructure in China that includes sales and marketing, medical affairs, regulatory and clinical development and in the foreseeable future, manufacturing. In 2014, the Company changed its name to “CASI Pharmaceuticals, Inc.” The majority of the Company’s operations are now located in China. The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical and development activities and expansion of our operations. Our operations in China are conducted primarily through two of our subsidiaries, CASI Pharmaceuticals (China) Co., Ltd. (“CASI China”) and CASI Pharmaceuticals (Wuxi) Co., Ltd. (“CASI Wuxi”). Our Beijing office is primarily responsible for our day-to-day operations and our commercial team of over 80 hematology and oncology sales and marketing specialists based in China.  CASI Wuxi is part of the long-term strategy to support our future clinical and commercial manufacturing needs, to manage our supply chain for certain products, and to develop a GMP manufacturing facility in China.

Taking into consideration the cash and cash equivalents as of December 31, 2020, the Company believes that it has sufficient resources to fund its operations at least one year beyond the date that the audited consolidated financial statements are issued. As of December 31, 2020, the Company had a balance of cash and cash equivalents of $57.1 million of which $4.5 million was held by CASI China, and $19.5 million was held by CASI Wuxi. The Company intends to continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements.

CORE PRODUCT AND CANDIDATES IN HEMATOLOGY/ONCOLOGY

EVOMELA® (Melphalan for Injection) - Launched In China

EVOMELA (Melphalan for Injection) is an intravenous formulation of melphalan commercialized by Acrotech (formally by Spectrum) in the multiple myeloma treatment setting in the United States, of which we have exclusive greater China rights. The EVOMELA formulation avoids the use of propylene glycol, which is used as a co-solvent in other formulations of injectable melphalan. The use of Captisol in the EVOMELA formulation improves the melphalan stability when reconstituted, allowing for longer preparation and infusion times. In August 2019, CASI launched EVOMELA in China as its first commercial product. The NMPA required post-marketing study is ongoing and actively recruiting.

CNCT19 (CD19 CAR-T).

In June 2019, the Company acquired worldwide license and commercialization rights to CNCT19 from Juventas Cell Therapy Ltd (“Juventas), a China-based domestic company engaged in cell therapy.  Juventas continues to be responsible for the clinical development and regulatory submission and maintenance of CNCT19 regulatory applications and CASI is responsible for the launch and commercial activities of CNCT19 under the direction of a joint steering committee.

CNCT19 is an autologous CD19 CAR-T investigative product (CNCT19) being developed by our partner Juventas Cell Therapy Ltd (“Juventas”) for which we have co-commercial and profit-sharing rights.  CNCT19 targets CD19, a B-cell surface protein widely expressed during all phases of B-cell development and a validated target for B-cell driven hematological malignancies. CD19 targeted CAR constructs from several different institutions have demonstrated consistently high antitumor efficacy in children and adults with relapsed B-cell acute lymphoblastic leukemia (B-ALL), chronic lymphocytic leukemia (CLL), and B-cell non-Hodgkin lymphoma (B-NHL).

CNCT19 is being developed as a potential treatment for patients with hematological malignancies which express CD19 including, B-cell acute lymphoblastic leukemia (“B-ALL”) and B-cell non-Hodgkin lymphoma (“B-NHL”).  China Phase 1 studies have been substantially completed by Juventas, with the Phase 2 B-NHL registration study in China currently enrolling.   The Phase 2 B-ALL registration study is expected to start by the end of March 2021.  In December 2020, Juventas received a breakthrough therapy designation for CNCT19 in the treatment of adults with relapsed/refractory B-ALL from the Chinese Center for Drug Evaluation, a division of the China National Medical Products Administration.

Subsequently, the worldwide license and commercialization rights to CNCT19 acquired in June 2019 were amended. In September 2020,  Juventas and  CASI agreed to certain terms and conditions to facilitate the Series B financing of Juventas, pursuant to which the Company agreed to amend and supplement the Original License Agreement with a supplementary agreement (the "Supplementary Agreement") by agreeing to pay Juventas a certain percentage of profits generated from commercial sales of CNCT19 and for the payment of certain future sales royalties to Juventas. The Supplementary Agreement also specifies a minimum annual target net profit to be distributed to Juventas and certain other terms and obligations. In return, Juventas issued additional equity interests to the Company.

BI-1206 (anti-FcyRIIB antibody)

BI-1206 is an antibody which has a novel mode-of-action, blocking the inhibitory antibody checkpoint receptor FcγRIIB to unlock anti-cancer immunity in both hematological malignancies and solid tumors for which we have exclusive greater China rights.  BI-1206 was added to our portfolio in October 2020 pursuant to a license agreement with our partner, BioInvent International AB (“BioInvent”).  BI-1206 is BioInvent’s lead drug candidate and is being investigated in a Phase 1/2 trial, in combination with anti-PD1 therapy Keytruda® (pembrolizumab), in solid tumors, and in a Phase 1/2a trial in combination with MabThera® (rituximab) in patients with relapsed/refractory non-Hodgkin lymphoma (NHL). Data released by BioInvent include positive interim results from its Phase 1/2a trial that suggests that novel anti-FcyRIIB antibody BI-1206 restores activity of rituximab in patients with relapsed/refractory non-Hodgkin’s lymphoma. An FDA End of Phase 1 meeting for the NHL development program is planned for the third quarter of 2021.

CB-5339 (VCP/p97inhibitor)

CB-5339 is an oral second-generation, small molecule valosin-containing protein (VCP)/p97inhibitor for which we have exclusive greater China rights.  CB-5339 was added to our portfolio in March 2020 pursuant to a license agreement with our partner,

Cleave Therapeutics, Inc. (“Cleave”). CB-5339 is being evaluated by Cleave in a Phase 1 clinical trial in patients with acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS), while the National Cancer Institute (NCI) is sponsoring and evaluating CB-5339 in a Phase 1 clinical trial of patients with solid tumors and lymphomas.

CID 103 (anti-CD38 monoclonal antibody)

CID-103 is a full human IgG1 anti-CD38 monoclonal antibody recognizing a unique epitope that has demonstrated encouraging preclinical efficacy & safety profile compared to other anti-CD38 monoclonal antibodies for which we have exclusive global rights.  CID-103 is being developed by CASI for the treatment of patients with multiple myeloma.  CID-103 was added to our portfolio in April 2019 pursuant to a license agreement with our partner, Black Belt Therapeutics Limited.  The CID-103 Phase 1 study in EU was initiated in March 2021.

OTHER ASSETS

Thiotepa. The Company has exclusive China license and distribution rights to a novel formulation of thiotepa, a chemotherapeutic agent, which has multiple indications including use as a conditioning treatment for certain allogeneic haemopoietic stem cell transplants. Thiotepa has a long history of established use in the hematology/oncology setting, CASI intends to advance the development, import drug registration, and market approval of this product in China. The Company expects the registration of the clinical development program to begin during 2021.

Octreotide LAI. Octreotide LAI formulations are considered a standard of care for the treatment of acromegaly and for the control of symptoms associated with certain neuroendocrine tumors. In October 2019, the Company acquired exclusive China development and distribution rights for Octreotide LAI from Pharmathen Global BV. Octreotide LAI has been approved in various European countries. CASI intends to advance the development, import drug registration, and market approval of this product in China. The Company expects to initiate an Octreotide LAI registration study in China in 2021.

Miscellaneous Assets.  The Company’s assets include a few FDA-approved ANDAs which the Company is evaluating due to generic drug pricing reforms by the Chinese government and its impact on the pricing and competitiveness of these products.   The Company also has greater China rights to ZEVALIN® (Ibritumomab Tiuxetan), a CD20-directed radiotherapeutic antibody that is approved in the U.S. to treat patients with NHL and MARQIBO® (vincristine sulfate LIPOSOME injection) a novel, sphingomyelin/cholesterol liposome-encapsulated, formulation of vincristine sulfate, a microtubule inhibitor, approved by the FDA for the treatment of adult patients with Philadelphia chromosome-negative (Ph-) acute lymphoblastic leukemia (ALL) in second or greater relapse or whose disease has progressed following two or more anti-leukemia therapies.  However, due to the evolving standard of care environment, the rare and niche indications for these products, and our commitment to prioritize resources, the Company is currently evaluating future development options.

BUSINESS DEVELOPMENT

CASI has built a fully integrated, world class biopharmaceutical company dedicated to the successful development and commercialization of innovative and other therapeutic products.

Our business development strategy is currently focused on acquiring additional targeted drugs and immuno-oncology therapeutics through licensing that will expand our hematology-oncology franchise. In many cases our business development strategy includes direct equity investments in our licensor partner.  We intend for our pipeline to reflect a diversified and risk-balanced set of assets that include (1) late-stage clinical drug candidates in-licensed for China regional rights, (2) proprietary or licensed innovative drug candidates, and (3) select high quality pharmaceuticals that fit our therapeutic focus. We use a market-oriented approach to identify pharmaceutical/biotechnology candidates that we believe have the potential for gaining widespread market acceptance, either globally or in China, and for which development can be accelerated under our global drug development strategy. Although oncology with a focus on hematological malignancies is our principal clinical and commercial target, we are opportunistic about other therapeutic areas that can address unmet medical needs.

CASI PHARMACEUTICALS (CHINA) CO., LTD.  (“CASI China”)

In August 2012, we established a wholly-owned China-based subsidiary CASI Pharmaceuticals (China) Co., Ltd. (“CASI China”). CASI China is headquartered in Beijing, and in 2020, we established an office in Shanghai. CASI China’s staff currently consists of 118 full-time employees which includes our commercial team of over 80 hematology and oncology sales and marketing specialists based in China.  Among its activities, our China operations help to oversee the Company’s sales and marketing of EVOMELA and the anticipated commercial activities of our pipeline products, technology transfer, local preclinical and clinical operation activities, as well as its NMPA regulatory activities. In addition, our Beijing operations include business development activities and executive management activities. Management decisions are primarily being made out of CASI China where our executive team spends a significant amount of time.  We expect our operations in China to continue to grow.

CASI PHARMACEUTICALS (WUXI) CO., LTD  (“CASI Wuxi”)

On December 26, 2018, the Company, together with Wuxi Jintou Huicun Investment Enterprise, a limited partnership organized under Chinese law (“Wuxi LP”) established CASI Pharmaceuticals (WUXI) Co., Ltd (“CASI Wuxi”) to build and operate a GMP manufacturing facility in the Wuxi Huishan Economic Development Zone in Jiangsu Province, China. The Company controls CASI Wuxi through 80% voting and ownership rights. Accordingly, the financial statements of CASI Wuxi have been consolidated in the Company’s consolidated financial statements since its inception.

In November 2019, CASI Wuxi entered into a fifty-year lease agreement for the right to use state-owned land in China for the construction of a GMP manufacturing facility. Pursuant to the agreement, CASI Wuxi has committed to invest land use right and property, plant and equipment of RMB1 billion (equivalent to $143 million) within three years from the date of establishment of CASI Wuxi. In April 2020, CASI Wuxi received RMB 15.9 million (equivalent to $2.2 million) from the Jiangsu Province Wuxi Huishan Economic Development Zone as government grant for this development project which was recorded as deferred income in April 2020. On August 27, 2020, CASI Wuxi entered into the Construction Project Contract for RMB 74,588,000 (equivalent to $10,923,000) to complete the phase 1 project of CASI Wuxi's research and development production base. The estimated completion date is October 2023.

RELATIONSHIPS RELATING TO PROGRAMS

EVOMELA® (Melphalan Hydrochloride For Injection)

The Company has product rights and perpetual exclusive licenses from Acrotech Biopharma L.L.C. (“Acrotech”) to develop and commercialize its commercial product EVOMELA® in the greater China region (which includes China, Taiwan, Hong Kong and Macau). On December 3, 2018, the Company received NMPA’s approval for importation, marketing and sales in China, and in August 2019 the Company launched EVOMELA in China.  The NMPA required post-marketing study is ongoing and is actively recruiting.

The Company has established relationships, coupled with supply agreements, to secure the necessary resources to supply clinical trials materials for our clinical development program and to supply commercial drug product for EVOMELA. As an import product into China, we expect that the future supply of EVOMELA will continue to be met by our partner Acrotech and its contract manufacturers.

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

CNCT19 (CAR-T CD19)

On June 15, 2019, we entered into a license agreement with Juventas pursuant to which we obtained exclusive commercialization rights to CNCT19 (“Original License Agreement”).  Under the agreement, CASI agreed to a development milestone payment of RMB 70 million upon the initiation of a Phase 2 clinical trial by Juventas and sales royalties after commercialization. In addition, as a part of the transaction, CASI Biopharmaceuticals (WUXI) Co., Ltd, a subsidiary of CASI Wuxi, invested RMB 80 million in Juventas’ Series A plus financing, representing an 16.327% equity stake in Juventas on a fully-diluted basis upon the closing of such equity financing.

In connection with Juventas’ Series B financing, on September 22, 2020, the Company entered into a Supplementary Agreement (“Supplementary Agreement”) which amended and supplemented the Original License Agreement. Pursuant to the Supplementary Agreement, we agreed to pay Juventas certain percentage of profits generated from commercial sales of CNCT19. The

Supplementary Agreement also specifies a minimum annual target net profit to be distributed to Juventas and certain other terms and obligations.

Juventas continues to be responsible for the clinical development and regulatory submission of CNCT19 and post-commercialization, Juventas is also responsible for manufacturing and supplying CASI with the future commercial supply of CNCT19.

Under the Supplementary Agreement, Juventas and the Company will jointly market CNCT19, including, but not limited to, establishing medical teams, developing medical strategies, conducting post-marketing clinical studies, establishing Standardized Cell Therapy Centers, establishing and training providers with respect to cell therapy, testing for cell therapy, and monitoring quality controls (cell collection and transfusion, etc.), and patient management (adverse reactions treatment, patients’ follow-up visits, and establishment of a database), such commercial activities to be overseen by the joint steering committee. The Company also will reimburse Juventas for a portion of Juventas’ marketing expenses as reviewed and approved by a joint commercial committee to be constituted. The Company will continue to be responsible for recruiting and establishing a sales team to commercialize CNCT19.

Under the Supplementary Agreement, the Company and Juventas will share a percentage of total net profits, with CASI receiving a tiered percentage increasing up to 50% of the net profit from commercial sales of CNCT19 depending on annual net sales. The Supplementary Agreement also specifies a minimum annual target net profit to be distributed to Juventas as a percentage of net profit from commercial sales. In addition, we will continue to be obligated to pay Juventas a single digit royalty fee equal to a percentage of net sales that varies by region.  In return for the new terms set forth in the Supplementary Agreement, Juventas issued additional equity to CASI Biopharmaceuticals (WUXI) Co., Ltd, a subsidiary of CASI Wuxi and through which the Company holds its investment.

BI-1206 (anti-FcyRIIB antibody)

In October 2020, the Company entered into an exclusive licensing agreement with BioInvent International AB (“BioInvent”) for the development and commercialization of novel anti-FcγRIIB antibody, BI-1206, in mainland China, Taiwan, Hong Kong and Macau.  BioInvent is a biotechnology company focused on the discovery and development of first-in-class immune-modulatory antibodies for cancer immunotherapy.

Under the terms of the agreement, BioInvent and CASI will develop BI-1206 in both hematological malignancies and solid tumors, with CASI responsible for commercialization in China and associated markets. BioInvent received a $5.9 million upfront payment made in November 2020 and is eligible to receive up to $83 million in development and commercial milestone payments plus tiered royalties in the high-single to mid-double-digit range on net sales of BI-1206.

In conjunction with its license agreement entered into with BioInvent, CASI made a $6.3 million investment (SEK 53.8 million) in 1.2 million new shares of BioInvent, and 14,700,000 new warrants, each warrant with a right to subscribe for 0.04 new shares in BioInvent within a period of five years and at a subscription price of SEK 78.50 per share.

As an import product into China, we expect that future supply of BI-1206 will be met by our partner BioInvent and its contract manufacturers.  For local development in China, we expect that our clinical materials and commercial inventory will be supplied by one or more contract manufacturers.

CB-5339 (VCP/p97inhibitor)

In March 2021, the Company entered into an exclusive license with Cleave Therapeutics, Inc. (Cleave”) for the development and commercialization of CB-5339, a novel VCP/p97 inhibitor, in both hematological malignancies and solid tumors, in Mainland China, Hong Kong, Macau and Taiwan.  Cleave is a private biopharmaceutical company focused on VCP/p97 as a novel target in protein homeostasis and cellular stress pathways for therapeutic use in cancer.

CB-5339 is being evaluated by Cleave in a Phase 1 clinical trial in patients with acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS), while the National Cancer Institute (NCI) is sponsoring and evaluating CB-5339 in a Phase 1 clinical trial of patients with solid tumors and lymphomas. Under the terms of the agreement, CASI is responsible for development and commercialization in China and associated markets.  Cleave received a $5.5 million upfront payment and is eligible to receive up to $74 million in development and commercial milestone payments plus tiered royalties in the high-single to mid-double-digit range on net sales of CB-5339.  In conjunction with the license agreement, CASI made a $5.5 million investment in Cleave through a convertible note.

As an import product into China, we expect that future supply of CB-5339 will be met by our partner Cleave and its contract manufacturers.  For local development in China, we expect that our clinical materials and commercial inventory will be supplied by one or more contract manufacturers.

CID-103 (anti-CD38 Monoclonal Antibody)

In April 2019, the Company entered into a license agreement with Black Belt Therapeutics Limited (“Black Belt”) for exclusive worldwide rights to CID-103, an investigational anti-CD38 monoclonal antibody (Mab) (formerly known as TSK011010). Black Belt received a 5 million euros upfront payment and is eligible to receive additional milestone payments plus tiered royalties on net sales of CID-103.  In conjunction with the license agreement, CASI invested 2 million euros in a newly established spinoff company of Black Belt.

The CID-103 Phase 1 study is scheduled to begin in EU in March 2021. We expect to work with our third-party contract research organization ("CRO") to monitor and manage data for the clinical program, and expect that our clinical materials and commercial inventory will be supplied by one or more contract manufacturers with whom we are in current discussions.

Octreotide (Long Acting Injectable)

In October 2019, the Company entered into an Exclusive Distribution License Agreement with Pharmathen Global BV (“Pharmathen”), pursuant to which we obtained exclusive distribution rights for Octreotide LAI in China.  Under the agreement, Pharmathen is responsible for manufacturing and supplying CASI with clinical trials materials and commercial drug product. The terms of the agreement include an upfront payment of 1 million euros which was paid by the Company in 2019, and up to 2 million euros of additional milestone payments. During the year ended December 31, 2020, milestones were achieved related to Pharmathen's approval of Octreotide in the UK, which triggered a 1 million euros payment to Pharmathen, and related to the first submission to the NMPA in China, triggering a 500,000 euros payment to Pharmathen.

Thiotepa

In August 2019, the Company entered into an Exclusive License and Distribution Agreement with Riemser Pharma GmbH (“Riemser”), pursuant to which we obtained exclusive distribution rights for Thiotepa in China. Under the agreement, Riemser will be responsible for manufacturing and supplying CASI with clinical trials materials and commercial drug product, and costs of clinical trials (if any) for the registration, product launch and commercialization of Thiotepa in China.

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

With regards to our commercial drug EVOMELA licensed for greater China rights from our partner, we have acquired exclusive licenses to intellectual property to enable us to develop and continue to commercialize in China.

With regards to CNCT19, we have acquired an exclusive license to intellectual property from our partner Juventas to enable us to co-commercialize CNCT19 in China and well as the rest of the world. Juventas is responsible for prosecuting and maintaining the licensed intellectual property.

With regards to BI-1206, we have acquired an exclusive license to intellectual property and the know-how from our partner BioInvent to enable us to develop and commercialize BI-1206 in our greater China commercial markets. BioInvent is responsible for prosecuting and maintaining the licensed BioInvent intellectual property.

With regards to CB-5339, we have acquired an exclusive license to intellectual property and the know-how from our partner Cleave to enable us to develop and commercialize CB-5339 in our greater China commercial markets. Cleave is responsible for prosecuting and maintaining the licensed Cleave intellectual property. With regards to our in-licensed anti-CD38 antibody candidate CID-103, we have acquired an exclusive worldwide license to patents around CID-103 and other anti-CD38 antibodies, covering50 pending applications worldwide, directed to the antibodies themselves and treatment methods using the antibodies. We have since filed additional applications, with current 55 pending applications including U.S., Australia, Canada, China, Europe, India, Japan, Korea, New Zealand, Singapore and Hong Kong.  We intend to further expand our patent portfolio and in the submission stage of additional applications. The patent term for any patents granted from the earliest of these pending applications will expire in June 2038, assuming all annuities are paid and not considering any term extensions for regulatory approval that might be available.

With regards to our drug candidates Octreotide LAI and Thiotepa, we have acquired exclusive licenses to intellectual property and/or the know-how to enable us to develop and commercialize the drug candidates in the China market.

The Company holds certain intellectual property in connection with a proprietary aurora kinase inhibitor that we no longer devote resources to. Our intellectual property for this asset remains available for business development partnering.

We have pending trademark applications for CASI and CASI PHARMACEUTICALS.

We review and assess our portfolio on a regular basis to secure protection and to align our intellectual property strategy with our overall business strategy.

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

Preparing drug and biologic candidates for regulatory approval is a costly and time-consuming process. Generally, a developer first must conduct preclinical studies in the laboratory and in animal model systems in accordance with applicable FDA requirements, including Good Laboratory Practice regulations, to gain preliminary information on an agent’s effectiveness and to identify any safety problems. The results of these studies, together with manufacturing information and analytical data as well as protocols and detailed descriptions for proposed clinical investigations, are submitted to FDA as a part of an Investigational New Drug Application (IND) for a drug or biologic, which must become effective before human clinical trials of an investigational drug can begin. An IND application will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues, such as the conduct of the clinical trials as outlined in the IND application, and places the clinical trial(s) on a clinical hold. In such a case, the IND application sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. We cannot be certain that submission of an IND application will result in the FDA allowing clinical trials to begin.

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

The testing and approval processes require substantial time and effort, and there can be no assurance that FDA will accept the application for filing or that any approval will be obtained on a timely basis, if at all. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, the FDA has ten months from the 60 day filing date in which to complete its initial review of a standard application and respond to the applicant. However, the time required by the FDA to review and approve NDAs and BLAs is variable and, to a large extent, beyond our control. Notwithstanding the submission of relevant data, the FDA may ultimately decide that an NDA or BLA does not satisfy its regulatory criteria and deny the approval. In such instance, FDA will issue a Complete Response Letter, describing all the deficiencies that the FDA has identified in an application that must be satisfactorily addressed before it can be approved. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Further, even if such additional information is submitted, the FDA may ultimately decide that the application does not satisfy the criteria for approval. The FDA may also refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of the advisory committee, but the Agency historically has tended to follow such recommendations. In addition, the FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and effectiveness or a Risk Evaluation and Mitigation Strategy (REMS) that may include both special labeling and controls, known as Elements to Assure Safe Use, on the distribution, prescribing, dispensing and use of a drug product. After approval is obtained, a marketed product is subject to continuing regulatory requirements and review relating to cGMP, adverse event reporting, promotion and advertising, and other matters. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market. Products may be promoted only for the approved indications and consistent with the provisions of the approved label. Discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product, mandated labeling changes, or withdrawal of the product from the market, as well as possible civil or criminal sanctions.

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

National Medical Products Administration (NMPA, formerly the China Food and Drug Administration)

In the PRC, the NMPA is the authority under the State Administration for Market Regulation (SAMR) that monitors and supervises the administration of pharmaceuticals products, medical appliances and equipment, and cosmetics. We are also subject to regulation and oversight by different levels of the Medical Products Administration and Administration of Market Regulation in China. For clinical-stage product candidates, our development activities in China can follow two purposes: (1) to obtain clinical data to support our global FDA-regulated trials as is the case for our proprietary ENMD 2076, and (2) to obtain clinical data to support local registration with the NMPA. For late-stage product candidates that we in-license for greater China rights, such as EVOMELA, which has been launched, ZEVALIN and MARQIBO, our development activities in China are to secure marketing approval from NMPA by conducting import drug registration. The “Law of the PRC on the Administration of Pharmaceuticals,” as last amended on August 26, 2019 and effective as of December 1, 2019, provides the basic legal framework for the administration of the production and sale of pharmaceuticals in China and covers the manufacturing, distributing, packaging, pricing and advertising of pharmaceutical products in China.

We are also subject to other PRC laws and regulations that are applicable to pharmaceutical manufacturers and distributors in general.

The Marketing Authorization Holder System.

Pursuant to the amended Law of the PRC on the Administration of Pharmaceuticals, the Marketing Authorization Holder System, previously implemented in a few pilot regions in China, is now implemented nationwide. Companies and research and development institutions can be drug marketing authorization holders after they receive drug approvals. The drug marketing authorization holder are responsible for their products throughout the life cycle, including nonclinical studies, clinical trials, production and distribution, post-market studies, and the monitoring, reporting, and handling of adverse reactions in connection with pharmaceuticals in accordance with the amended law.

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

Product Manufacturing

For the registration of locally manufactured drugs, the drug products need to be manufactured in China through either a self-owned facility or a contract manufacturing organization. The study drug to be used for clinical trials must be manufactured in compliance with NMPA Good Manufacturing Practice (GMP) guidelines. A domestic manufacturer of pharmaceutical products and active pharmaceutical ingredient (API) must obtain the drug manufacturing license to produce pharmaceutical products and API for marketing in China. Pursuant to the newly amended Law of the PRC on the Administration of Pharmaceuticals, the GMP certification has been cancelled, but with its cancellation, drug manufacturing enterprises are still required to strictly comply with GMP requirements. GMP requirements include institution and staff qualifications, production premises and facilities, equipment, raw materials, hygiene conditions, production management, quality controls, product distributions, maintenance of records and manner of handling customer complaints and adverse reaction reports. The drug manufacturing license is valid for five years, and must be renewed at least six months before its expiration date.

In addition, before commencing business, a pharmaceutical manufacturer must also obtain a business license from the Administration of Market Regulation at the local level.

Preclinical Research and Clinical Trials.

For an investigational new drug application, a clinical trial approval issued from the Center of Drug Evaluation (CDE) under the NMPA was historically required to conduct clinical trials. However, since July 24, 2018, the NMPA announced to adopt a negative notification system for clinical trial approvals. In particular, if the applicant does not receive negative comments within 60 days after the CDE accepts the clinical trial application, the applicant can proceed with the clinical trial immediately based on the protocol submitted without waiting to receive an explicit clinical trial approval. Chemical generics, on the other hand, only need to undergo bioequivalent studies upon a filing for record with the NMPA. In order to apply for a clinical trial application approval to support local registration in China, a pharmaceutical company is required to conduct a series of preclinical research including research on chemistry, pharmacology, toxicology and pharmacokinetics of pharmaceuticals. This preclinical research should be conducted in compliance with the relevant regulatory guidelines issued by the NMPA. In particular, safety evaluation research must be conducted in compliance with China’s Good Laboratory Practice.

After completion of preclinical studies and obtaining permission to conduct the clinical trial from the NMPA, clinical trials are generally conducted in three sequential phases that may overlap or be combined, known as Phase 1, Phase 2, and Phase 3 clinical trials, and Phase 4 clinical trials may be conducted at the post-marketing surveillance stage, in compliance with China’s Good Clinical Practice (GCP):

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

In April 2020, the NMPA and the National Health Commission (NHC) released the amended GCP, which took effect on July 1, 2020. The amended GCP is harmonized with the ICH-GCP.  Compared to the previous GCP, the amended GCP provides comprehensive and substantive requirements on the design and conduct of clinical trials in China. In particular, the amended GCP enhances the protection for study subjects and tightens the control over bio-samples collected under clinical trials.

Collecting and Using Patients’ Biospecimens and Derived Data.

Foreign-invested sponsors that collect and use patients’ biospecimens in clinical trials are required to file with the China Human Genetic Resources Administrative Office, or the HGRAO, under the Ministry of Science and Technology, or the MOST. In 2017, the MOST issued the Circular on Optimizing the Administrative Examination and Approval of Human Genetic Resources, which simplified the approval for collecting and using human genetic resources for the purpose of commercializing a drug in the PRC. In June 2019, the State Council of the PRC issued the Regulation on the Administration of PRC Human Genetic Resources (effective as of July 1, 2019), which formalized the approval requirements pertinent to research collaborations between Chinese and foreign-owned entities.

Pursuant to this new HGR Regulation, a new notification system (as opposed to the advance approval approach originally in place) was put in place for clinical trials using PRC patients’ biospecimens at clinical study sites without involving the export of such specimens outside of China. The notification filing must specify the type, quantity and usage of the biospecimens, among others, with the HGRAO is required before conducting such clinical trials. The collection and use of PRC patients’ biospecimens in international basic research collaboration are still subject to the approval of the HGRAO. The notification filing with the HGRAO also applies to access to clinical study data by foreign entities.

In October 2020, the Standing Committee of the NPC promulgated the PRC Biosecurity Law, which will take effect on April 15, 2021. The PRC Biosecurity Law, the higher law to the HGR Regulation, reaffirms the regulatory requirements stipulated by the

HGR Regulation while potentially increasing the administrative fines significantly in cases where foreign entities are alleged to have collected, preserved or exported Chinese human genetic resources.

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

In October, 2017, the NMPA released the Decision on Adjusting Items concerning the Administration of Imported Drug Registration, which includes the following key points:

●	Phase 1 IMCCT is allowed to be conducted in China. The IMCCT drug does not need to gain prior approval or have entered into either a Phase 2or 3 clinical trial in a foreign country before the IMCCT could be conducted in China, except for preventive biological products.
●	If the IMCCT is conducted in China, the application for drug marketing authorization can be submitted directly after the completion of the IMCCT.
●	With respect to clinical trial and market authorization applications for imported innovative chemical drugs and therapeutic biological products, the marketing authorization in the country or region where the foreign drug manufacturer is located will not be required.
●	With respect to drug applications that have been accepted before the release of this Decision, importation permission can be granted if such applications request exemption of clinical trials for the imported drugs based on the data generated from IMCCT and if relevant requirements under the Administrative Measures of the Drug Registration are met.

The NMPA Decision on IMCCT and the application for imported new drugs has streamlined and accelerated the applications for imported new drugs.

In order to apply for an IMCCT Application in China, a biopharmaceutical company is required to submit a comprehensive investigation new drug application package filed with foreign regulatory agency, i.e. the FDA in our case, in a format compliant with NMPA guidance.

After obtaining the IMCCT approval from the NMPA, clinical trials should be conducted in compliance with both the FDA/ICH and NMPA Good Clinical Practice guidelines.

Data derived from IMCCT can be used for the marketing authorization applications with the NMPA. When using IMCCT data to support marketing authorization applications in China, applicants shall submit completed global clinical trial report, statistical analysis report and database, along with relevant supporting data in accordance with the ICH-CTD (International Conference on Harmonization-Common Technical Document) content and format requirements; subgroup research results summary and comparative analysis shall also be conducted concurrently.

Marketing Authorization Application

After completion of the first 3 phases of clinical trials demonstrating the safety and effectiveness of a pharmaceutical in its targeted indication, a Marketing Authorization Application needs to be filled with the NMPA, which includes research data of chemistry, manufacturing and controls, pre-clinical studies and clinical trial report in order to register the new drug. For imported drugs, the New Drug Registration Application is also known as the Import Drug License Application.

Once a marketing authorization is received, the product can be sold nationwide in China.

Generic Quality Consistency Evaluation

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

The launch of GQCE significantly elevated the bar of entry of generic manufacturers. Generics that pass the GQCE will be on a preferred list at public hospital tenders and will be entitled to a more favorable reimbursement status. Public hospitals will only be allowed to purchase from the first three generic manufacturers who pass the GQCE.

Pricing

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

Reimbursement

China is a single-payor market with near universal healthcare provided by the government. Over 95% of the population receives healthcare coverage at various levels of reimbursement. Commercial insurance is available but is minimally adopted, and is seen as a supplement above and beyond government reimbursement. To obtain government reimbursement for a drug, the government must agree to add it to the NRDL or the provincial reimbursement drug lists at a negotiated price (at times at a significant discount to prevailing market price). Prior to this time, the market is self-pay, where patients will be responsible for 100% of the launch price determined by the company. We believe the self-pay market in China is expanding, given the rise in personal income levels in the country. In December 2020, the National Healthcare Security Administration (NHSA) and the PRC Ministry of Human Resources and Social Security released the National Drug Catalogue for Basic Medical Insurance, Work-Related Injury Insurance and Maternity Insurance, or the 2020 NRDL , and 119 new drugs were admitted to the 2020 NRDL. Previous updates to the NRDL occurred in 2019, 2017 and 2009. In addition, there were also NRDL price negotiations in 2018, 2019, and 2020. In 2020, the average price reduction of the 119 new drugs added to the 2020 NRDL is 50.64%. Admission to the NRDL depends on a number of factors, including on-market experience, scale of patient adoption, physician endorsement, cost effectiveness and budget impact. Provincial governments have some discretion to add additional drugs not listed in the NRDL to provincial reimbursement drug lists.

Medicines included in the NRDL are divided into two classes, Class A and Class B. Patients purchasing medicines included in the NRDL are entitled to reimbursement of the entire amount or a certain percentage of the purchase price. The percentage of reimbursement for Class B medicines differs from region to region in the PRC.

Hospital Listing

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

Centralized Procurement and Tenders

Provincial and municipal government agencies will establish a provincial drug procurement agency to operate a mandatory collective tender process for purchases by government hospitals of a medicine included in provincial or local medicine procurement catalogs. The provincial or local medicine procurement catalogs are determined by the provincial drug procurement agency based on the National Essential Drugs List, the NRDL, local hospital formularies, etc. If a new drug has been included in a government hospital formulary, the NRDL or the provincial reimbursement drug list, the relevant hospitals must participate in collective tender processes for the purchase of such new drug. The centralized tender process is in principle conducted once every year in the relevant province or city in China. During the collective tender process, the provincial drug procurement agency will establish a committee consisting of recognized pharmaceutical experts. The committee will assess the bids submitted by the various participating pharmaceutical manufacturers, taking into consideration, among other things, the quality and price of the drug product and the service and reputation of the manufacturer. Only drug products that have been selected in the collective tender processes may be purchased by participating hospitals.

“4+7” Volume-based Drug Procurement and Tenders. In June 2018, the State Council decided to launch a new round of drug pricing and procurement reform. The reform policy aims to lower drug costs for patients, reduce transaction costs for enterprises, regulate drug use of hospitals, and improve the centralized drug procurement and pricing system. This reform is implemented mainly by the NHSA. The NHC supports the reform by introducing policy that encourages purchasing and prescribing of the selected drug. The NMPA is responsible for the quality assurance of the drugs submitted for tenders.

The national pilot scheme for centralized volume-based drug procurement and tenders under the reform was launched in November 2018. The selected drugs must pass the GQCE on quality and effectiveness.

The centralized volume-based procurement is open to all approved enterprises that manufacture drugs on the government-set procurement list in China. The NHSA organized four rounds of volume-based procurement and tenders to this date. On February 3, 2021, the results of the fourth round of the volume-based procurement and tender were announced. All of the 45 listed products were successfully qualified to enter into a supply agreement with the group procurement organization and the average price reduction was 52%.

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

EMPLOYEES

Our work force currently consists of 144 employees, of which 144 are full-time employees, the majority of whom are located in China. Certain of our activities, such as manufacturing and clinical trial operations, are outsourced at the present time. We may hire additional personnel, in addition to utilizing part-time or temporary consultants, on an as-needed basis. None of our employees are represented by a labor union, and we believe our relations with our employees are satisfactory.

CORPORATE HEADQUARTERS

We were incorporated under Delaware law in 1991. In 2012, under new leadership, we refocused our clinical and regulatory strategy to leverage resources in China and implemented a name change in 2014 to “CASI Pharmaceuticals, Inc.” Our offices are located at 9620 Medical Center Drive, Suite 300, Rockville, Maryland 20850, and our telephone number is (240) 864-2600. Our wholly-owned subsidiary, CASI China, is headquartered in Beijing, China and CASI Wuxi is headquartered in Wuxi, China. We conduct substantially all of our China commercial, regulatory and related operations through CASI China and our operations in Wuxi through CASI Wuxi. CASI China’s headquarters are located at 1701-1702, China Central Office Tower 1, No.81 Jianguo Road, Chaoyang District, Beijing, 100025 China.

We also lease office and laboratory space from a related party at 425 Eccles Avenue South San Francisco, CA 94080.  In 2020, we leased office space in Shanghai, China to accommodate our growing staff in that region.  Our address in Shanghai is No. 2904, Shengbang International, North Sichuan Road, Hongkou District, Shanghai, China.

Management decisions are primarily being made out of CASI China where our executive team spends a substantial amount of time.

CHINA OPERATIONS

In August 2012, we established a wholly-owned China-based subsidiary and an office in Beijing. In November 2018, in conjunction with the Wuxi local government, we established CASI Wuxi in Huishan District Wuxi, as a holding company for CASI’s R&D center, distribution center and manufacturing facilities. CASI Wuxi has a lease on industrial land, for 7.33 hectare. In December 2018, CASI Wuxi established a new subsidiary named “CASI Wuxi Biopharmaceuticals (WUXI) Co., Ltd.,” as an investment platform for Chinese pharmaceutical asset acquisition or cooperation. In December 2020, CASI China established a new branch in Shanghai and rented an office.

We have about 130 FTEs in China. Over 80 employees are dedicated to commercial operations, which mainly account for EVOMELA’s sales and marketing activities. The clinical and regulatory team has 15 FTEs, who oversee local preclinical and clinical operations, and NMPA regulatory activities. The Wuxi R&D and manufacturing center has 12 employees at the current stage, and the team size will expand according to the progress of the facility’s construction.

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

.

ITEM 1A.RISK FACTORS.

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

Risk Factors Summary

Risks Relating to our Financial Position and Need for Additional Capital

●	Our business has been and may continue to be adversely affected by the COVID-19 pandemic.
●	We anticipate that we will continue to incur operating losses and we may never achieve or maintain profitability.
●	Our common stock could be delisted from the Nasdaq Capital Market.
●	Market conditions may adversely affect our access to capital, cost of capital, and ability to execute our business plan.
●	We have limited revenue streams and we are uncertain whether additional funding will be available for our future capital needs and commitments.
●	We are currently ineligible to use registration statements on Form S-3, which may impair our ability to raise capital.

Risks Related to Doing Business in China

●	We conduct a majority of our operations in China and are subject to certain laws of the United States and China. Changes in international trade and economic policy by the U.S. and Chinese governments, and changes in China’s economic, political or social conditions or government policies, could have a material adverse effect on our business and operations.
●	The China government exerts substantial influence over the manner in which we must conduct our business activities.
●	Uncertainties with respect to the China legal system may limit legal protections available to us.
●	The commercial success of EVOMELA (Melphalan for Injection) in China may be slow or limited for a variety of reasons.
●	The success of our CASI Wuxi is subject to uncertainty and may reduce our earnings, be difficult to accomplish, take longer than expected or require us to obtain additional financing.

Risks Relating to Our Auditors

●	The audit report is prepared by auditors who are not currently inspected by the PCAOB. Legislative and regulatory developments related to U.S.-listed China based companies due to lack of PCAOB inspection may have a material adverse impact on our common stock. We could be delisted if we are unable to meet the PCAOB inspection requirements in time.

Risks Relating to Our Business

●	If we are ultimately unable to obtain regulatory approval for our drug candidates, our business will be substantially harmed.

●	If we are unable to develop our sales, marketing and distribution capability, we will not be successful in commercializing product candidates.
●	We may need new collaborative partners to further develop and commercialize products, and if we enter into such arrangements, we may lose control over the development and approval process.
●	We do not control the clinical development of CNCT19 and rely exclusively on Juventas to plan and conduct clinical trials, seek regulatory approvals, maintain CNCT19 regulatory applications, and secure sufficient funding for its operations.
●	Juventas’ interests may differ from those of our stockholders.
●	We may not be able to successfully identify and acquire new product candidates.
●	We must show the safety and efficacy of our product candidates through clinical trials, the results of which are uncertain.
●	Compliance with ongoing post-marketing obligations for our approved products may uncover new safety information that could give rise to regulatory actions that could have an adverse impact on our business.
●	Potential products may subject us to product liability for which insurance may not be available.
●	We are subject to certain U.S. healthcare laws, regulation and enforcement. Current healthcare laws and regulations and future legislative or regulatory reforms to the healthcare system may affect our ability to sell our products profitably.
●	Cybersecurity incidents could impair our ability to conduct business effectively.
●	If we are unable to obtain both adequate coverage and adequate reimbursement from third-party payers for our products, our revenues and prospects for profitability will suffer.
●	Our business depends substantially on the continuing efforts of our senior management, key employees and qualified personnel, and our business operations may be adversely and negatively impacted if we lose their services.
●	Certain of our directors and officers may have business interests that may conflict with our interests and those of our stockholders.

Risks Relating to Our Intellectual Property

●	We depend on patents and other proprietary rights, some of which are uncertain. If we are unable to protect our intellectual property rights our business and competitive position would be harmed.
●	Third parties may initiate legal proceedings alleging infringement of intellectual property rights, the outcome of which would be uncertain and could harm our business.
●	We have agreed not to develop or seek to commercialize any T-cell therapy product specifically binding to CD19.

Risks Relating to Our Reliance on Third Parties or Natural Disasters

●	Independent clinical investigators and contract research organizations that we engage to conduct our clinical trials may not devote sufficient time or attention to our clinical trials or be able to repeat their past success.
●	We have no current manufacturing capacity and rely on limited suppliers for some of our products. The design and manufacture of a manufacturing facility by CASI (Wuxi) may be delayed.
●	We may be adversely affected by epidemic outbreaks, earthquakes, tornadoes, hurricanes or other natural disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Risks Relating to Our Common Stock

●	The market price of our common stock may be highly volatile or may decline regardless of our operating performance.
●	Our largest holders of common stock may have different interests than our other stockholders.

General Risk Factors

●	We may engage in transactions that could negatively affect our financial condition and prospects.
●	Subsequent resales of shares of our common stock in the public market may cause the price of our common stock to fall.
●	Issuances of additional shares of our common stock may cause substantial dilution of existing stockholders.

Risks Relating to our Financial Position and Need for Additional Capital

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

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, which may result in a period of regional, national, and global economic slowdown or regional, national, or global recessions that could affect our ability to continue to commercialize and expand distribution of EVOMELA (Melphalan For Injection) or other drugs in our existing product pipeline. The effectiveness of our sales teams may be negatively impacted by the lack of travel and their reduced ability to engage with decision-makers. In the first quarter 2020, during which the peak of the pandemic occurred in China, we experienced some disruptions to our EVOMELA marketing and sales activities due to travel restrictions and the prioritization of hospitals and physicians to attend to patients with COVID-19 infection. During the second half of 2020, operations have returned to expected levels; however, there can be no assurance that restrictions will not be imposed again. In addition, economic and other uncertainties may adversely affect other parties’ willingness to negotiate and execute product licenses and thus hamper our ability to in-license clinical-stage and late-stage drug candidates in China or elsewhere.

We currently rely on a single source for our supply of EVOMELA. Due to COVID-19 we experienced a disruption to our supply chain for EVOMELA. That disruption, along with a recent change in the manufacturer of EVOMELA, contributed to a decrease in our revenue for the second quarter of 2020. We have returned to expected levels of sales as indicated by the increase in sales in the third quarter and fourth quarter of 2020.  If suppliers refuse or are unable to provide products for any reason (including the occurrence of an event like the COVID-19 pandemic that makes delivery impractical), we would be required to negotiate an agreement with a substitute supplier, which would likely interrupt further manufacturing of EVOMELA, cause delays or increase our costs.

Clinical trials, whether planned or ongoing, may be affected by the COVID-19 pandemic. Our partner, Juventas, experienced some delay in the start of the CNCT19 clinical trials due to the COVID-19 pandemic. The COVID-19 pandemic has also impacted our targeted start time of our CID-103 trial due to the lock-down of many medical facilities in Europe. Study procedures (particularly any procedures that may be deemed non-essential), site initiation, participant recruitment and enrollment, participant dosing, shipment of our product candidates, distribution of clinical trial materials, study monitoring, site inspections and data analysis may be paused or delayed due to changes in hospital or research institution policies, federal, state or local regulations, prioritization of hospital and other medical resources toward COVID-19 efforts, or other reasons related to the pandemic. In addition, there could be a potential effect of COVID-19 on the operations of the health regulatory authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. Any prolongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.

We have incurred significant operating losses since inception and anticipate that we will continue to incur operating losses for the foreseeable future and may never achieve or maintain profitability.

To date, we have been engaged primarily in research and development activities. Previously, we have not derived significant revenues from operations; however, in the years ended December 31, 2020 and 2019, we had sales totaling $15.0 million and 4.1 million, respectively

We have experienced losses in each year since inception. Through December 31, 2020, we had an accumulated deficit of $570.5 million. We expect that we will seek to raise capital to continue our operations and, although we have been successfully funded to date through the sales of our equity securities, our capital-raising efforts may not produce the funding needed to sustain our operations. If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. In any such event, investors may lose a portion or all of their investment.

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

We will require substantial funds in addition to our existing working capital to develop and commercialize our products and product candidates and to otherwise meet our business objectives. We have never generated sufficient revenue during any period since our inception to cover our expenses and have spent, and expect to continue to spend, substantial funds to continue our clinical development programs and commercialization of our products and product candidates. Any one of the following factors, among others, could cause us to require additional funds or otherwise cause our cash requirements in the future to increase materially:

●	progress of our clinical trials or correlative studies;
●	results of clinical trials;
●	changes in or terminations of our relationships with strategic partners;
●	changes in the focus, direction, or costs of our research and development programs;
●	competitive and technological advances;
●	establishment and expansion of marketing and sales capabilities;
●	manufacturing;
●	the regulatory approval process; or
●	product launch and distribution.

At December 31, 2020, we had cash and cash equivalents of $57.1 million. We may continue to seek additional capital through public or private financing or collaborative agreements in 2021 and beyond. Our operations require significant amounts of cash. We may be required to seek additional capital for the future growth and development of our business. We can give no assurance as to the availability of such additional capital or, if available, whether it would be on terms acceptable to us. If we are not successful in obtaining sufficient capital because we are unable to access the capital markets on favorable terms, it could reduce our research and development efforts and materially adversely affect our future growth, results of operations and financial results. There can be no assurance that we would be able to obtain any required financing on a timely basis or at all.

Absent relief, as a result of our failure to timely file a periodic report with the SEC, we are currently ineligible to continue to use or file short form shelf registration statements on Form S-3, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.

Form S-3 permits eligible issuers to conduct registered offerings using a short form registration statement that allows the issuer to incorporate by reference its past and future filings and reports made under the Exchange Act of 1934, as amended (the “Exchange Act”). In addition, Form S-3 enables eligible issuers to conduct primary offerings “off the shelf” under Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”). The shelf registration process, combined with the ability to forward incorporate information, allows issuers to avoid delays and interruptions in the offering process and to access the capital markets in a more expeditions and efficient manner than raising capital in a standard registered offering pursuant to a registration statement on Form S-3. The ability to newly register securities for resale may also be limited as a result of the loss of Form S-3 eligibility with respect to such registrations.

As a result of our failure to timely file a periodic report with the SEC in connection with the adoption of our amended and restated bylaws, absent a waiver of the Form S-3 eligibility requirements, we are ineligible to use or file new short form registration statements on Form S-3 until October 1, 2021. In the event of the absence of a waiver, our inability to use or file new registration statements on Form S-3 may significantly impair our ability to raise necessary capital to run our operations and progress our clinical and product development programs. If we seek to access the capital markets through a registered offering during the period of time that we are unable to file a new registration statement on Form S-1, we may be required to publicly disclose a proposed offering and the material terms thereof before the offering commences, we may experience delays in the offering process due to SEC review of a Form S-1 registration statement, and we may incur increased offering and transaction costs and other considerations. Disclosing a public offering prior to the formal commencement of an offering may result in downward pressure on our stock price. If we are unable to raise capital through a registered offering, we would be required to conduct our equity financing transactions on a private placement basis, which may be subject to pricing, size and other limitations imposed under Nasdaq rules, or seek other sources of capital. In addition, we will not be permitted to conduct an “at the market offering” absent an effective primary registration statement on Form S-3.

Absent a waiver of the Form S-3 eligibility requirements and assuming we continue to timely file our required Exchange Act reports, the earliest we would regain the ability to use or file a new registration statement on Form S-3 is October 1, 2021.  In the interim, however, we may raise capital pursuant to a registration statement on Form S-1 or on a private placement basis.

Risks Related to Doing Business in China

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

Our China subsidiaries have cash and cash equivalents of 158.7 million China Renminbi (“RMB”), valued at $24.3 million in U.S. dollars as of December 31, 2020. On a consolidated basis this balance accounts for 43% of our total cash and cash equivalents. The Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of RMB out of mainland China. Control on payments out of mainland China may restrict the ability of our China subsidiaries to remit RMB to us. Approval from China’s State Administration of Foreign Exchange (“SAFE”) and the People’s Bank of China (“PBOC”) may be required where RMB are to be converted into foreign currencies, including U.S. dollars, and approval from SAFE and the PBOC or their branches may be required where RMB are to be remitted out of mainland China. Specifically, under the existing restrictions, without prior approval from SAFE and the PBOC, the cash balance of our China subsidiaries is not available to us for activities outside of China, including the support of our in-licensing efforts. Furthermore, because repatriation of funds requires the prior approval of SAFE and the PBOC, such repatriation could be delayed, restricted or limited.

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

We are subject to the Enterprise Income Tax Law, and we may therefore be subject to PRC income tax on our global income.

Under the PRC Enterprise Income Tax Law and its implementing rules, both of which came into effect on January 1, 2008, enterprises established under the laws of jurisdictions outside of China with “de facto management bodies” located in China may be considered PRC tax resident enterprises for tax purposes and may be subject to the PRC enterprise income tax at the rate of 25% on their global income. “De facto management body” refers to a managing body that exercises substantive and overall management and control over the production and business, personnel, accounting books and assets of an enterprise. The State Administration of Taxation issued the Notice Regarding the Determination of Chinese-Controlled Offshore-Incorporated Enterprises as PRC Tax Resident Enterprises on the basis of de facto management bodies, or Circular 82, on April 22, 2009. Circular 82 provides certain specific criteria for determining whether the “de facto management body” of a Chinese-controlled offshore-incorporated enterprise is located in China. Although Circular 82 only applies to offshore enterprises controlled by PRC enterprises, not those controlled by foreign enterprises or individuals, the determining criteria set forth in Circular 82 may reflect the State Administration of Taxation’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises. If we were to be considered a PRC resident enterprise, we would be subject to PRC enterprise income tax at the rate of 25% on our global income. In such case, our profitability and cash flow may be materially reduced as a result of our global income being taxed under the Enterprise Income Tax Law. Although we believe that none of our entities outside of China should be considered a PRC resident enterprise for PRC tax purposes. the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.”

China regulations relating to investments in offshore companies by China residents may subject our China-resident stockholders, beneficial owners or our China subsidiaries to liability or penalties, limit our ability to inject capital into our China subsidiaries or limit our China subsidiaries’ ability to increase their registered capital or distribute profits to us.

The State Administration of Foreign Exchange, or SAFE, promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, on July 4, 2014, which replaced the former circular commonly known as “SAFE Circular 75” promulgated by SAFE on October 21, 2005. SAFE Circular 37 requires China residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such China residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular 37 as a “special purpose vehicle.” SAFE Circular 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by China individuals, share transfer or exchange, merger, division or other material event. In the event that a China shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the China subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its China subsidiary. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under China law for evasion of foreign exchange controls. According to the Notice on Further Simplifying and Improving Policies for the Foreign Exchange Administration of Direct Investment released on February 13, 2015 by SAFE, local banks will examine and handle foreign exchange registration for overseas direct investment, including the initial foreign exchange registration and amendment registration, under SAFE Circular 37 from June 1, 2015.

According to SAFE Circular 37, our stockholders or beneficial owners, who are China residents, are subject to SAFE Circular 37 or other foreign exchange administrative regulations in respect of their investment in our company. We may not be aware of the identities of all of our stockholders or beneficial owners who are China residents, and we do not know whether they are aware of SAFE Circular 37. We do not have control over our stockholders or beneficial owners and there can be no assurance that all of our China-resident stockholders or beneficial owners will comply with SAFE Circular 37 and subsequent implementation rules, and there is no assurance that the registration under SAFE Circular 37 and any amendment will be completed in a timely manner, or will be completed at all. The failure of our stockholders or beneficial owners who are China residents to register or amend their foreign exchange registrations in a timely manner pursuant to SAFE Circular 37 and subsequent implementation rules, or the failure of future stockholders or beneficial owners who are China residents to comply with the registration procedures set forth in SAFE Circular 37 and subsequent implementation rules, may subject such stockholders or beneficial owners or our China subsidiaries to fines and legal sanctions. Failure to register or comply with relevant requirements may also limit our ability to contribute additional capital to our China subsidiaries and limit our China subsidiaries’ ability to distribute dividends to us. Because a majority of our operating activities take place in and our strategic focus is on China, any such limitations would have a material adverse effect on our business, financial condition and results of operations.

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

Even when EVOMELA has been included in a government hospital formulary, the NRDL or the provincial reimbursement drug lists, we need to win tenders during the collective tender process in order to supply the drug to state-owned or state-controlled hospitals. If we are unable to win purchase contracts through the collective tender processes in which we decide to participate, there will be limited demand for EVOMELA, and sales revenues from EVOMELA will be materially and adversely affected. In addition, we need to ensure that EVOMELA has been quickly added to hospitals’ formulary. If we were unable to quickly add EVOMELA to hospitals’ formulary, doctors and patients will not have access to EVOMELA through hospital pharmacies.

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

Although the NMPA is fully functional as of 2018, the reorganization will continue at the provincial and local levels into 2021. This massive restructuring exercise could result in the delay of key decision-making in various sectors, including the pharmaceutical and medical device industry. In addition, there could be delays in the NMPA’s implementation of the new reform initiatives and disruption in the NMPA’s routine operations due to personnel reshuffling.

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

The success of CASI Wuxi is subject to uncertainty and may reduce our earnings, be difficult to accomplish, take longer than expected or require us to obtain additional financing.

We intend to invest $80 million in CASI Pharmaceuticals (Wuxi) Co., Ltd, that is building a manufacturing facility in the Wuxi Huishan Economic Development Zone in Jiangsu Province, China with an expected completion date in 2023.  Since the construction began, we have incurred capital expenditures of $1.1 million.    CASI Wuxi will also operate the facility upon completion. As of December 31, 2020, we have invested $21 million in cash, transferred selected ANDAs valued at $30 million and will invest an additional $29 million in cash in the future. The Company’s total investment is intended to account for 80% of the equity of the CASI Wuxi. CASI Wuxi may not achieve the expected goal as the planned manufacturing facility will not be entirely within our control. It can take years to build and establish a new manufacturing facility. Once built, the new facility might fail validation or not meet regulatory standards for a commercial manufacturing facility. In addition, we may not obtain or retain the requisite legal permits to manufacture in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. Our ability to establish and operate a manufacturing facility in China may be adversely affected by changes in Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, employee benefits and other matters. The success of CASI Wuxi also relies on our ability to make additional payments in the future, which is uncertain. Our plan may require us to obtain additional debt or equity financing, resulting in additional debt obligations, increased interest expense or dilution of equity ownership. If we are unable to establish a new manufacturing facility, purchase equipment, hire adequate personnel to support our manufacturing efforts or implement necessary process improvements, we may be unable to produce commercial materials or meet demand, if any should develop, for our product candidates. Any one of the factors cited above, or a combination of them, could result in unanticipated costs, which could materially and adversely affect our business and planned operations and development in China.

Risks Relating to Our Auditors

The audit report included in this Annual Report on Form 10-K are prepared by auditors who are not currently inspected by the PCAOB and, as such, our stockholders are deprived of the benefits of such inspection.  In addition, various legislative and regulatory developments related to U.S.-listed China based companies due to lack of PCAOB inspection and other developments due to political tensions between the United States and China may have a material adverse impact on our listing and trading in the United States and the trading prices of our shares of common stock

Our auditor, the independent registered public accounting firm that issued the audit report included in this Annual Report on Form 10-K, as an auditor of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (“PCAOB”), is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with applicable professional standards. Our auditor is located in, and organized under the laws of, the PRC, which is a jurisdiction where the PCAOB has been unable to conduct inspections without the approval of the Chinese authorities.

On April 21, 2020, the SEC and the PCAOB released a joint statement highlighting the risks associated with investing in companies based in or having substantial operations in emerging markets including China. The joint statement emphasized the risks associated with lack of access for the PCAOB to inspect auditors and audit work papers in China and higher risks of fraud in emerging markets.

On May 18, 2020, Nasdaq filed three proposals with the SEC to (i) apply a minimum offering size requirement for companies primarily operating in a “Restrictive Market,” (ii) adopt a new requirement relating to the qualification of management or the board of directors for Restrictive Market companies, and (iii) apply additional and more stringent criteria to an applicant or listed company based on the qualifications of the company’s auditor.

On December 18, 2020, the President signed the “Holding Foreign Companies Accountable Act” into law. This legislation requires certain issuers of securities to establish that they are not owned or controlled by a foreign government. Specifically, an issuer must make this certification if the PCAOB is unable to audit specified reports because the issuer has retained a foreign public accounting firm not subject to inspection by the PCAOB. Furthermore, if the PCAOB is unable to inspect the issuer's public accounting firm for three consecutive years, the issuer's securities are banned from trading on a national exchange or through other methods.

The lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firm’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections, which could cause investors and potential investors in our common stock to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

We could be delisted if we are unable to meet the PCAOB inspection requirements in time.

The Holding Foreign Companies Accountable Act requires the SEC to prohibit securities of any foreign companies from being listed on U.S. securities exchanges or traded “over-the-counter” if a company retains a foreign accounting firm that cannot be inspected by the PCAOB for three consecutive years, beginning in 2021. Our independent registered public accounting firm is located in and organized under the laws of the PRC, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities, and therefore our auditors are not currently inspected by the PCAOB.

The enactment of the Holding Foreign Companies Accountable Act and any additional rulemaking efforts to increase U.S. regulatory access to audit information in China could cause investor uncertainty for affected SEC registrants, including us, and the market price of our shares of common stock could be materially adversely affected. Additionally, whether the PCAOB will be able to conduct inspections of our auditors in the next three years, or at all, is subject to substantial uncertainty and depends on a number of factors out of our control. If we are unable to meet the PCAOB inspection requirement in time, we could be delisted from the Nasdaq Capital Market and our shares of common stock will not be permitted for trading "over-the-counter" market. Such a delisting would substantially impair your ability to sell or purchase our shares of common stock when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of our shares. Also, such a delisting would significantly affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition and prospects.

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

Our drug candidates could be delayed or fail to receive regulatory approval for many reasons, including:

●	failure to begin or complete clinical trials due to disagreements with regulatory authorities;
●	delays in subject enrollment or interruptions in clinical trial supplies or investigational product;
●	failure to demonstrate that a drug candidate is safe and effective or that a biologic candidate is safe, pure, and potent for its proposed indication;
●	failure of clinical trial results to meet the level of statistical significance required for approval;
●	reporting or data integrity issues related to our clinical trials;
●	disagreement with our interpretation of data from preclinical studies or clinical trials;
●	changes in approval policies or regulations that render our preclinical and clinical data insufficient for approval or require us to amend our clinical trial protocols;
●	regulatory requests for additional analyses, reports, data, nonclinical studies and clinical trials, or questions regarding interpretations of data and results and the emergence of new information regarding our drug or biologic candidates or other products;
●	failure to satisfy regulatory conditions regarding endpoints, patient population, available therapies and other requirements for our clinical trials in order to support marketing approval on an accelerated basis or at all;
●	our failure to conduct a clinical trial in accordance with regulatory requirements or our clinical trial protocols; and
●	clinical sites, investigators or other participants in our clinical trials deviating from a trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial.

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

Our success in commercializing these drugs and biologics may be inhibited by a number of factors, including:

●	our inability to obtain/maintain regulatory approvals;
●	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
●	the inability of sales personnel to obtain access to or educate physicians on the benefits of our products;
●	our lack of experience in manufacturing drugs for commercial sales;
●	our or our partners’ inability to secure widespread acceptance of our products from physicians, healthcare payors, patients and the medical community;
●	our ability to win tenders through the collective tender processes in which we decide to participate;
●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
●	unforeseen costs and expenses associated with creating an independent sales and marketing organization;
●	generic and biosimilar competition; and
●	regulatory exclusivities or patents held by competitors that may inhibit our products’ entry to the market.

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

Factors that may inhibit our efforts to maintain and develop our commercialization capabilities include:

●	our ability to retain an adequate number of effective commercial personnel in the medical markets we intend to target;

●	our ability to train sales personnel, who may have limited experience with our Company or EVOMELA, to deliver a consistent message regarding the medicine and be effective in convincing physicians to prescribe it;
●	a lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
●	unforeseen costs and expenses associated with maintaining and further developing an independent sales and marketing organization.

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

We may develop and commercialize our product candidates both with and without corporate alliances and partners. Nonetheless, we intend to explore opportunities for new corporate alliances and partners to help us develop, commercialize and market our product candidates. We may grant to our partners certain rights to commercialize any products developed under these agreements, and we may rely on our partners to conduct research and development efforts and clinical trials on, obtain regulatory approvals for, and manufacture and market any products licensed to them. Each individual partner will seek to control the amount and timing of resources devoted to these activities generally. We anticipate obtaining revenues from our strategic partners under such relationships in the form of research and development payments and payments upon achievement of certain milestones. Since we generally expect to obtain a royalty for sales or a percentage of profits of products licensed to third parties, our revenues may be less than if we retained all commercialization rights and marketed products directly. In addition, there is a risk that our corporate partners will pursue alternative technologies or develop competitive products as a means for developing treatments for the diseases targeted by our product candidates.

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

We do not control the clinical development of CNCT19 and rely exclusively on Juventas to plan and conduct clinical trials, seek regulatory approvals, and maintain CNCT19 regulatory applications.

Although we have worldwide rights to commercialize CNCT19 and participate in a joint steering committee with Juventas regarding the development and commercialization of CNCT19, Juventas controls all clinical development activities, including those relating to the design and timing of clinical trials and the strategies for seeking and maintaining regulatory approvals. Unless and until Juventas obtains marketing approval for CNCT19, we will not be able to successfully commercialize this product candidate. In addition, if Juventas were to suspend or cease clinical development of CNCT19, we do not have any recourse under the terms our commercial license to seek specific performance or damages for Juventas’ action or inaction.

Juventas’ interests may differ from those of our stockholders.

Juventas’ management and board of directors owe duties to Juventas’ investors to seek to maximize the value of such investors’ investments in Juventas and do not owe duties to our stockholders. If Juventas’ current or new investors object to the terms of our commercial license in order to increase value for its own shareholders, Juventas may attempt to renegotiate our commercial license or obtain other concessions from us. Although the ultimate outcome of any such negotiations, including our response or willingness to amend the terms of our agreement, are not yet known, such negotiations could delay the continued clinical development of CNCT19 and our ability to commercialize this product candidate and could adversely affect the value of the license to us as well as our investment in Juventas.

We are dependent on Juventas to secure sufficient funding for its operations so that it can conduct clinical trials and obtain marketing approval of CNCT19 before we can commercialize and distribute a product.

We expect Juventas’ expenses to increase in parallel with its ongoing activities, particularly as it initiates and expands clinical trials of, and seeks marketing approval for, CNCT19. Juventas has experienced cash shortages in the past and may do so again in the future. As a result of such shortages, Juventas may be forced to delay, reduce, or eliminate its clinical development of CNCT19, which would materially and adversely affect the value of our commercialization rights. In June 2020, through CASI Pharmaceuticals (Wuxi) Co., Ltd. (“CASI Wuxi”), we agreed to loan Juventas, on an unsecured basis, RMB 30,000,000 ($4.2 million) to help Juventas continue its clinical activities.  In August 2020, we entered in a second one year loan with Juventas in the amount of RMB 40 million ($5.8 million.  In September 2020, we received early repayments for both principals and accrued interest from Juventas.

Juventas will need to raise additional funding for continuing operations which may not be available on acceptable terms, or at all. Failure to obtain the necessary capital when needed, may force Juventas to delay, limit or terminate its product development efforts or other operations.

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

After the FDA approves a drug or biologic for marketing, the product’s sponsor must comply with several post-marketing obligations that continue until the product is discontinued. These post-marketing obligations include the reporting of adverse events to the agency within specified timeframes, the submission of product-specific annual reports that include changes in the distribution, manufacturing, and labeling information, and notification when a drug product is found to have significant deviations from its approved manufacturing specifications (among others). Our ongoing compliance with these types of mandatory reporting requirements could result in additional requests for information from the FDA and, depending on the scope of a potential product issue that the FDA may decide to pursue, potentially also result in a request from the agency to conduct a product recall or to strengthen warnings and/or revise other label information about the product. FDA may also require or request the withdrawal of the product from the market. Any of these post-marketing regulatory actions could materially affect our sales and, therefore, have the potential to adversely affect our business, financial condition, results of operations and cash flows.

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

We are subject to certain U.S. healthcare laws and regulations and enforcement by the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include, without limitation:

●	the federal Anti-Kickback Statute (“AKS”), which governs our business activities, including our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities. The AKS prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. Remuneration has been broadly interpreted to include anything of value, including for example, gifts, discounts, coupons, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. This statute has been broadly interpreted to apply to manufacturer arrangements with prescribers, purchasers and formulary managers, among others;
●	the FFDCA, and its regulations which prohibit, among other things, the introduction or delivery for introduction into interstate commerce of any food, drug, device, biologic, or cosmetic that is adulterated or misbranded;
●	the PHSA, which prohibits, among other things, the introduction into interstate commerce of biological product unless a biologics license is in effect for that product;

●	federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent, or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA and its implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information;
●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;
●	federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
●	federal and state government price reporting laws that require us to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on our marketed drugs (participation in these programs and compliance with the applicable requirements may subject us to potentially significant discounts on our products, increased infrastructure costs, and could potentially affect our ability to offer certain marketplace discounts); and
●	federal and state financial transparency laws, which generally require certain types of expenditures in the U.S. to be tracked and reported (compliance with such requirements may require investment in infrastructure to ensure that tracking is performed properly, and some of these laws result in the public disclosure of various types of payments and relationships with healthcare providers and healthcare entities, which could potentially have a negative effect on our business and/or increase enforcement scrutiny of our activities).

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

Cybersecurity incidents could impair our ability to conduct business effectively.

Cybersecurity incidents against us or against a third party that has authorized access to our data or networks, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

We depend heavily upon computer systems to perform necessary business functions. Our computer systems, networks, and data, like those of other companies, could be subject to cyberattacks and unauthorized access, use, alteration, or destruction. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, reputational damage, and increased costs associated with mitigation of damages and remediation. Third parties with which we do business may also be sources of cybersecurity or other technological risk.

The use of quarantines and social distancing restrictions to reduce the spread of COVID-19, including employees who have transitioned to working remotely, may present additional cybersecurity risks to us. Policies of extended periods of remote working, whether by us or third parties with which we do business with, could strain technology resources, introduce operational risks and otherwise heighten the risks described above.

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

Moreover, certain politicians have announced intentions to propose initiatives to regulate the prices of pharmaceutical products. We cannot know what form any such legislation may take or the market’s perception of how such legislation would affect us. Any reduction in reimbursement from government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our current products and/or those for which we may receive regulatory approval in the future.

Our business depends substantially on the continuing efforts of our senior management, key employees and qualified personnel, and our business operations may be adversely and negatively impacted if we lose their services.

Our future success depends substantially on the continued efforts of our senior management team and key employees. Our employees play key roles in the areas of product development, marketing, sales, and general and administrative functions. Competition for qualified staff or other key employees in the biopharmaceutical industry in China is intense, particularly for individuals with multinational experience. If one or more of our members of senior management or key employees are unable or unwilling to continue their services with us, we might not be able to replace them easily, at an acceptable cost or in a timely manner, if at all.

Many of the companies with which we compete for experienced personnel have greater resources than we have and some of these companies may offer more lucrative compensation packages. If any of our key personnel joins a competitor or forms a competing company, we may lose customers, know-how and key professionals and staff members. Even if we enter into employment agreements and non-compete agreements with our employees, certain provisions under these agreements may be deemed invalid or unenforceable under PRC laws. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees. Since the demand and competition for talent is intense in our industry, we may need to offer higher compensation and other benefits in order to attract and retain key personnel in the future, which could increase our compensation expenses. If we do not succeed in attracting additional highly skilled personnel or retaining or motivating our existing personnel, we may be unable to grow effectively.

Certain of our directors and officers may have business interests that may conflict with our interests and those of our stockholders.

Certain of our directors and officers have relationships with venture capital or similar funds that invest in life sciences companies that may compete with us. James Huang, a director, is the founding partner of Panacea Venture, a global venture fund focusing on investments in innovative and transformative early and growth stage healthcare and life science companies. Dr. Quan Zhou, another director, previously served as the president of IDG Technology Venture Investment Inc. and has been the managing member of IDG Technology Venture Investments, LP and its successor fund since 2000 and the director of various IDG-Accel China funds since 2005.

Our Chairman and CEO, Dr. Wei-Wu He, is the founder and General Partner of Emerging Technology Partners, LLC (“ETP”), a life science focused venture fund, and its related investing entities. Through funds affiliated with ETP, Dr. He is a founder and significant shareholder of Juventas and currently serves as chairman of Juventas’ board of directors. Mr. Huang, through Panacea Venture, also is an investor in Juventas. In addition, we have an equity investment in Juventas.

Although we require that all transactions with Juventas must be approved by a committee of independent directors, our commercial license, loan to, and other transactions with Juventas could create conflicts of interests for Dr. He or Mr. Huang. Even though we are an investor in Juventas, Dr. He and Mr. Huang may have different business and personal interests than our other stockholders. In particular, Dr. He, as a founder of Juventas, has a direct interest in the financial success of Juventas that may encourage him to support strategies to further the financial success of Juventas that could potentially adversely impact us. To the extent we fail to appropriately deal with any such conflicts of interests, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to do business with us, all of which could have an adverse effect on our business, financial condition, results of operations, and cash flows.

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

Our success will depend in part on our ability to obtain and maintain patents for our products in the U.S., China and elsewhere. The patent position of biotechnology and pharmaceutical companies in general is highly uncertain and involves complex legal and factual questions. Risks that relate to patenting our products include the following:

●	our failure to obtain additional patents;
●	challenge, invalidation, or circumvention of patents already issued to us;
●	failure of the rights granted under our patents to provide sufficient protection;
●	independent development of similar products by third parties; or
●	ability of third parties to design around patents issued to our collaborators or us.

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

The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. We may not be able to protect our intellectual property rights throughout the world. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the U.S. or in many jurisdictions outside of the U.S. Changes in either the patent laws or interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property and therefore we cannot predict with certainty whether any patent applications that we have filed or that we may file in the future will be approved, will cover our products or product candidates or that any resulting patents will be enforced. In addition, third parties may challenge, seek to invalidate, limit the scope of or circumvent any of our patents, once they are issued. Thus, any patents that we own or license from third parties or CASI Wuxi or development partners may not provide any protection against competitors. Any patent applications that we have filed or that we may file in the future, or those we may license from third parties or CASI Wuxi or development partners, may not result in patents being issued. Moreover, disputes between our licensing or joint development partners and us may arise over license scope, or ownership, assignment, inventorship and/or rights to use or commercialize patent or other proprietary rights, which may adversely impact our ability to obtain and protect our proprietary technology and products. Also, patent rights may not provide us with adequate proprietary protection or competitive advantages against competitors with similar technologies or products.

Patent protection for our anti-CD19 T-cell therapy product candidate may not be available and may be subject to infringement claims in China and other countries.

Although we have entered into a worldwide licensing and commercialization rights agreement with Juventas Cell Therapy Ltd, a China-based domestic company, for an autologous anti-CD19 T-cell therapy product candidate, Juventas retains ownership of, and all other rights to, the intellectual property rights associated with this product candidate. As a result, we are dependent on Juventas to ensure that its proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Juventas has not filed patent applications covering this product candidate in China or in other countries. Accordingly, even if we are successful in commercializing an anti-CD19 T-cell therapy in China, Juventas may be unable to obtain intellectual property rights in China or in other countries, including the U.S. As a result, we may be unable to prevent other companies from competing with us or alleging infringement by competitors. The lack of patent protection may limit our ability to sell our product and may severely and adversely affect our financial results, business and business prospects.

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

Under the terms of our license agreement with Juventas Cell Therapy Ltd, unless otherwise agreed to by Juventas or specifically permitted under the license, we have agreed not to develop or seek to commercialize any other T-cell therapy product specifically binding to CD19 during the term of the license agreement and for three years thereafter. We also have agreed not to market or sell any such products during this period of time. As a result, we may not be able to develop or collaborate on other similar CD19 T-cell therapy products that could lead to a viable commercial product and could cause us to miss valuable future opportunities thus potentially severely and adversely affect our financial results, business and business prospects.

Third parties may initiate legal proceedings alleging that Juventas is infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could significantly harm Juventas’, and in turn, our business.

Juventas’ CNCT19 has two unpublished patent applications pending in China. Our commercial success depends, in part, on the ability of Juventas to develop and manufacture its CAR-T cell technology without infringing, misappropriating or otherwise violating the intellectual property and other proprietary rights of third parties. Numerous third-party U.S. and non-U.S. issued patents exist in the area of biotechnology, including relating to the modification of T cells and the production of CAR-T cells.

Third parties may allege that CNCT19 infringes certain of these patents. While we believe that Juventas would have valid defenses against any assertion of such patents against it, such defenses may be unsuccessful. If any CNCT19 is found to infringe any of these patents, Juventas could be required to obtain a license from the respective patent owners, or, if applicable, their licensees, to continue developing CNCT19 and for us to commercialize such product in the future. However, Juventas may not be able to obtain any required license on commercially reasonable terms or at all. Even if it were able to obtain a license, it could be non-exclusive, thereby giving the licensor and other third parties the right to use the same technologies, and it could require substantial licensing, royalty and other payments. Juventas also could be forced, including by court order, to permanently cease development, manufacturing, marketing and commercializing CNCT19. In addition, it could be found liable for significant monetary damages, including treble damages and attorneys’ fees.

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

We plan to operate a manufacturing facility in the Wuxi Huishan Economic Development Zone in Jiangsu Province, China. We do not currently have the capacity to manufacture products and we have limited experience in these activities. The manufacturing processes for the pipeline we are developing have not yet been tested at commercial levels, and it may not be possible to manufacture these materials in a cost-effective manner. If we elect to perform these functions, we will be required to either develop these capacities, or contract with others to perform some or all of these tasks. We may be dependent to a significant extent on corporate partners, licensees, or other entities for manufacturing of our products. If we engage directly in manufacturing, we will require substantial additional funds and personnel and will be required to comply with extensive regulations. We may be unable to develop or contract for these capacities when required to do so in connection with our business.

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

If an epidemic outbreak, natural disaster, power outage or other event occurred that prevented us or the third parties we rely on from using all or a significant portion of our or their offices, damaged critical infrastructure or disrupted operations, it may be difficult, or in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plan we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

 The design and manufacture of a manufacturing facility by CASI Wuxi may be delayed.

Together with our partner, Wuxi Jintou Huicun Investment Enterprise, a limited partnership organized under Chinese law, we established CASI Wuxi, to build and operate a GMP manufacturing facility in the Wuxi Huishan Economic Development Zone in Jiangsu Province, China. Under the terms of our agreement, we have agreed to invest $80 million in CASI Wuxi. As of December 31, 2020, we have invested $21 million in cash and transferred selected ANDAs valued at $30 million to CASI Wuxi . We are required to invest an additional $29 million in cash before November 2021. We have an 80% interest in CASI Wuxi and our partner has a 20% interest.

In November 2019, CASI Wuxi entered into a lease agreement for the right to use state-owned land in China for the construction of a manufacturing facility. Pursuant to this agreement, CASI Wuxi has committed to invest in land use rights and property, plant and equipment of RMB1 billion (equivalent to US $143 million) within three years from the date of establishment of CASI Wuxi. The lease agreement also specifies dates by which certain milestones must be met, including a construction start date in August 2020.  Construction of the manufacturing facility began in the fourth quarter of 2020 with an expected completion date of October 2023.

The undertaking of building and establishing a new manufacturing facility can take years. Once completed, the new facility might fail validation or not meet regulatory standards for a commercial manufacturing facility. In addition, the facility may not obtain or retain the requisite legal permits to manufacture in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. Accordingly, there can be no assurance that CASI Wuxi will meet the expenditure requirements and other deadlines set forth in the lease agreement.

The success of CASI Wuxi also relies on our ability to make additional payments in the future, which is uncertain. Our plan may require us to obtain additional debt or equity financing, resulting in additional debt obligations, increased interest expense or dilution of equity ownership.

The timing of the development and investment plans for a manufacturing facility are subject to further discussions with the government. We may seek to renegotiate the terms of our investment in CASI Wuxi, as well as the terms of the various agreements to which CASI Wuxi is a party. There can be no assurance that we will be able to obtain more favorable terms. If CASI Wuxi is unable to complete construction of a manufacturing facility or we are unable to contribute additional capital, we may lose the capital that we have invested in CASI Wuxi.

Risks Relating to Our Common Stock

The market price of our common stock may be highly volatile or may decline regardless of our operating performance.

The volatile price of our stock makes it difficult for investors to predict the value of their investments, to sell shares at a profit at any given time, or to plan purchases and sales in advance. Our common stock price has fluctuated from year-to-year and quarter-to-quarter and will likely continue to be volatile. During 2020, our stock price ranged from $1.44 to $3.30. We expect that the trading price of our common stock is likely to be highly volatile in response to a variety of factors that are beyond our control, such as:

●	our ability to maintain regulatory approval for EVOMELA and obtain regulatory approval for our other product candidates;
●	issues in importation, marketing and sales of EVOMELA;
●	the results of any future clinical trials of ZEVALIN or our other product candidates;
●	the success of CASI Wuxi to build and operate a manufacturing facility in China;
●	the clinical development of CID-103, BI-1206 and CNCT19;

●	publicity regarding actual or potential clinical test results relating to products under development by our competitors or us;
●	initiating, completing or analyzing, or a delay or failure in initiating, completing or analyzing, preclinical or clinical trials or animal trials or the design or results of these trials for products in development;
●	the entry into, or termination of, key agreements, including key commercial partner agreements;
●	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights or defend against the intellectual property rights of others;
●	achievement or rejection of regulatory approvals for products in development by our competitors or us;
●	announcements of technological innovations or new commercial products by our competitors or us;
●	developments concerning our collaborations and supply chain;
●	regulatory developments in the United States and foreign countries;
●	economic or other crises and other external factors;
●	COVID-19 pandemic, especially as a result of investor concerns and uncertainty related to the impact of the outbreak on the economics of countries worldwide;
●	the loss of key employees;
●	period-to-period fluctuations in our revenues and other results of operations;
●	changes in financial estimates by securities analysts; or
●	publicity or activity involving possible future acquisitions, strategic investments, partnerships or alliances.

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

Our largest stockholders, including our directors and executive officers and investment funds with which they are associated, hold a significant amount of our outstanding common stock and, if they acted together, could influence our management and affairs.

A small number of our stockholders, including our directors and executive officers and investment funds with which they are associated, hold a significant amount of our outstanding common stock. In addition, our executive officers and directors and investment funds with which they are associated could determine to make additional purchases of common stock, to the extent permitted by law. In the future, our executive officers and directors also could be issued shares of common stock as determined by the Compensation Committee and the Board in connection with current or future equity incentive plans.

These stockholders, if they acted together, could significantly influence the vote on all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. We cannot assure you that our largest stockholders will not seek to influence our business and affairs in a manner that is contrary to the interests of our other stockholders. In addition, the significant concentration of ownership in our common stock may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with significant stockholders.

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

General Risk Factors

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

ITEM 1B.UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.PROPERTIES.

As of December 31, 2020, we hold leases for land, office and laboratory space, as follows:

China:

●	The primary office of CASI China is located in Beijing, China with approximately 14,000 square feet of office space.
●	In November 2019, CASI Wuxi entered into a fifty-year lease agreement for the right to use state-owned land in Wuxi. China. The land parcel is approximately 666,000 square feet, and the Company is building a GMP manufacturing facility, which will be completed in 2023.
●	CASI Wuxi has workshop space for approximately 90,000 square feet.
●	CASI China has office space in Shanghai for approximately 1,600 square feet.

United States:

●	We have office space in Rockville, Maryland for approximately 6,100 square feet.
●	We also have office and laboratory space from a related party in San Francisco, California for 600 square feet.

We believe that our facilities are adequate for current needs; however, the Company is in the process of expanding operations in China and, accordingly, intends to increase facilities to meet our foreseeable and long-term needs. We do not own any real property.

ITEM 3.LEGAL PROCEEDINGS.

CASI is subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, unless otherwise disclosed herein, are material.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity

Our common stock trades on The Nasdaq Capital Market under the symbol “CASI.” As of March 25, 2021, there were 276 holders of record of our common stock.

Dividend Policy

The Company has never declared or paid dividends on its common stock or any other securities and does not anticipate paying any dividends in the foreseeable future.

ITEM 6.SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. See also “Risk Factors” in Item 1A of this Annual Report.

OVERVIEW

CASI Pharmaceuticals, Inc. (“CASI” or the “Company”) (Nasdaq: CASI) is a U.S. biopharmaceutical company focused on developing and commercializing innovative therapeutics and pharmaceutical products in China, the United States, and throughout the world. We are focused on acquiring, developing and commercializing products that augment our hematology oncology therapeutic focus as well as other areas of unmet medical need. We are executing our plan to become a biopharmaceutical leader by launching medicines in the greater China market leveraging our China-based regulatory, clinical and commercial competencies and our global drug development expertise.  Our operations in China are conducted primarily through two of our subsidiaries: (i) CASI Pharmaceuticals (China) Co., Ltd. (“CASI China”), which is wholly owned and is located in Beijing, China, and (ii) CASI Pharmaceuticals (Wuxi) Co., Ltd. (“CASI Wuxi”), which is located in Wuxi, China.

We launched in China our first commercial product, EVOMELA® (Melphalan for Injection) in August 2019. In China EVOMELA is approved for use as a conditioning treatment prior to stem cell transplantation and as a palliative treatment for patients with multiple myeloma. Our other core hematology/oncology assets in our pipeline include:

●	CNCT19 is an autologous CD19 CAR-T investigative product (CNCT19) being developed by our partner Juventas Cell Therapy Ltd (“Juventas”) for which we have co-commercial and profit-sharing rights. CNCT19 is being developed as a potential treatment for patients with hematological malignancies which express CD19 including, B-cell acute lymphoblastic leukemia (“B-ALL”) and B-cell non-Hodgkin lymphoma (“B-NHL”). China Phase 1 studies have been substantially completed by Juventas, with the Phase 2 B-NHL registration study in China currently enrolling. The Phase 2 B-ALL registration study is expected to start by the end of March 2021. In December 2020, Juventas received a breakthrough therapy designation for CNCT19 in the treatment of adults with relapsed/refractory B-ALL from the Chinese Center for Drug Evaluation, a division of the China National Medical Products Administration.

●	BI-1206 is an antibody which has a novel mode-of-action, blocking the inhibitory antibody checkpoint receptor FcγRIIB to unlock anti-cancer immunity in both hematological malignancies and solid tumors for which we have exclusive greater China rights BI-1206 is our partner’s lead drug candidate and is being investigated in a Phase 1/2 trial, in combination with anti-PD1 therapy Keytruda® (pembrolizumab), in solid tumors, and in a Phase 1/2a trial in combination with MabThera® (rituximab) in patients with relapsed/refractory non-Hodgkin lymphoma (NHL). BioInvent International AB, released positive interim results from its Phase 1/2a trial that suggests that novel anti-FcyRIIB antibody BI-1206 restores activity of rituximab in patients with relapsed/refractory non-Hodgkin’s lymphoma. An FDA End of Phase 1 meeting for the NHL development program is planned for the third quarter of 2021.

●	CB-5339 is an oral second-generation, small molecule valosin-containing protein (VCP)/p97inhibitor for which we have exclusive greater China rights. CB-5339 was added to our portfolio in March 2020 pursuant to a license agreement with our partner, Cleave Therapeutics, Inc. (“Cleave”). CB-5339 is being evaluated by Cleave in a Phase 1 clinical trial in patients with acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS), while the National Cancer Institute (NCI) is sponsoring and evaluating CB-5339 in a Phase 1 clinical trial of patients with solid tumors and lymphomas.

●	CID-103 is a full human IgG1 anti-CD38 monoclonal antibody recognizing a unique epitope that has demonstrated encouraging preclinical efficacy & safety profile compared to other anti-CD38 monoclonal antibodies for which we have exclusive global rights. CID-103 is being developed for the treatment of patients with multiple myeloma. The CID-103 Phase 1 study in EU was initiated in March 2021.

Other assets in our pipeline for which we have exclusive rights in China are Octreotide Long Acting Injectable (“LAI”), for which we plan to begin the China registration study in 2021, and a novel formulation of Thiotepa, for which our partner plans to begin the China registration study in 2021.  Thiotepa is used as a conditioning treatment for certain allogeneic haemopoietic stem cell transplants.  Subject to regulatory and marketing approvals, we intend to advance and commercialize these established products in China.

The Company’s assets include a few FDA-approved ANDAs which the Company is evaluating due to generic drug pricing reforms by the Chinese government and its impact on the pricing and competitiveness of these products.  The Company also has greater China rights to ZEVALIN® (Ibritumomab Tiuxetan), a CD20-directed radiotherapeutic antibody that is approved in the U.S. to treat patients with non-Hodgkin lymphoma (“NHL”) and MARQIBO® (vincristine sulfate LIPOSOME injection) a novel, sphingomyelin/cholesterol liposome-encapsulated, formulation of vincristine sulfate, a microtubule inhibitor, approved by the FDA for the treatment of adult patients with Philadelphia chromosome-negative (Ph-) acute lymphoblastic leukemia (ALL) in second or greater relapse or whose disease has progressed following two or more anti-leukemia therapies.  However, due to the evolving standard of care environment, the rare and niche indication for these products, and our commitment to prioritize resources, the Company is currently evaluating its options for these products.

CASI has built a fully integrated, world class biopharmaceutical company dedicated to the successful development and commercialization of innovative and other therapeutic products.  The Company will continue to pursue building a robust pipeline of drug candidates for development and commercialization in China as our primary market, and if rights are available for the rest of the world. For in-licensed products, we use a market-oriented approach to identify pharmaceutical/biotechnology candidates that we believe have the potential for gaining widespread market acceptance, either globally or in China, and for which development can be accelerated under our drug development strategy.  We have focused on US/EU approved product candidates, and product candidates with proven targets or product candidates that have reduced clinical risk with a greater emphasis on innovative therapeutics. Our business development strategy is currently focused on acquiring additional targeted drugs and immuno-oncology therapeutics through licensing that will expand our hematology-oncology franchise. In many cases our business development strategy includes direct equity investments in the licensor company.

We believe our China operations offer a significant market and growth potential due to the extraordinary increase in demand for high quality medicines coupled with regulatory reforms in China that facilitate the entry of new pharmaceutical products into the country. We will continue to in-license clinical-stage and late-stage drug candidates, and leverage our cross-border operations and expertise, and hope to be the partner of choice to provide access to the China market. We expect the implementation of our plans will include leveraging our resources and expertise in both the U.S. and China so that we can maximize regulatory, development and clinical strategies in both countries.

The Company’s commercial product, EVOMELA, was originally licensed from Spectrum Pharmaceuticals, Inc. (“Spectrum”) and the Company had a supply agreement with Spectrum to support the Company’s application for import drug registration and for commercialization purposes. On March 1, 2019, Spectrum completed the sale of its portfolio of FDA-approved hematology/oncology products including EVOMELA to Acrotech Biopharma L.L.C. (“Acrotech”). The original supply agreement with Spectrum was assumed by Acrotech; Spectrum agreed to continue with a short-term supply agreement for EVOMELA for the initial commercial product supply in connection with the Company’s launch, with the long-term supply assumed by Acrotech. During the second quarter 2020, the Company completed a plan to change the manufacturing site for EVOMELA to an alternative manufacturer that significantly reduced the cost of revenue since the third quarter 2020.

As part of the long-term strategy to support our future clinical and commercial manufacturing needs and to manage our supply chain for certain products, on December 26, 2018, we established CASI Pharmaceuticals (Wuxi) Co., Ltd. (“CASI Wuxi”), between the Company and WUXI Huicheng Yuanda Investment Enterprise (LP), to develop a future GMP manufacturing facility that will be located in the Wuxi Huishan Economic Development Zone in Jiangsu Province, China.  In November 2019, CASI Wuxi entered into a fifty-year lease agreement for the right to use state-owned land in China for the construction of a manufacturing facility.  In April 2020, CASI Wuxi received RMB 15.9 million (equivalent to $2.2 million) from the Jiangsu Province Wuxi Huishan Economic Development Zone as government grant for this development project which was recorded as deferred income in April 2020. On August 27, 2020, CASI Wuxi entered into a Construction Project Contract for RMB 74,588,000 (equivalent to $10,923,000) to complete the phase 1 project of CASI Wuxi's research and development production base. The estimated completion date is October 2023.

Since its inception in 1991, the Company has incurred significant losses from operations and, as of December 31, 2020, has incurred an accumulated deficit of $570.5 million. In 2012, with new leadership, the Company shifted its business strategy to China and has since built an infrastructure in China that includes sales and marketing, medical affairs, regulatory and clinical development and in the foreseeable future, manufacturing. In 2014, the Company changed its name to “CASI Pharmaceuticals, Inc.” The majority of the Company’s operations are now located in China. The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical and development activities and expansion of our operations. Our operations in China are conducted primarily through two of our subsidiaries, CASI Pharmaceuticals (China) Co., Ltd. (“CASI China”) and CASI Pharmaceuticals (Wuxi) Co., Ltd. (“CASI Wuxi”). Our Beijing office is primarily responsible for our day-to-day operations and our commercial team of over 80 hematology and oncology sales and marketing specialists based in China.  CASI Wuxi is part of the long-term strategy to support our future clinical and commercial manufacturing needs, to manage our supply chain for certain products, and to develop a GMP manufacturing facility in China.

Taking into consideration the cash and cash equivalents as of December 31, 2020, the Company believes that it has sufficient resources to fund its operations at least one year beyond the date that the audited consolidated financial statements are issued. As of December 31, 2020, the Company had a balance of cash and cash equivalents of $57.1 million of which $4.5 million was held by CASI China, and $19.5 million was held by CASI Wuxi. The Company intends to continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements.

On February 23, 2018, the Company entered into a Common Stock Sales Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“HCW”). Pursuant to the terms of the Sales Agreement, the Company may sell from time to time, at its option, shares of the Company’s common stock, through HCW, as sales agent. On July 19, 2019, the Company entered into an amendment to the Sales Agreement reducing the maximum amount that may be sold under the Sales Agreement to $20 million. In 2018, the Company issued 143,248 shares under the Sales Agreement resulting in net proceeds to the Company of $475,000. As of March 30, 2021, $19.5 million remained available under the Sales Agreement.  As discussed below, the Company will need to obtain a waiver from the SEC of the Form S-3 eligibility requirements or obtain an effective registration statement on Form S-1 in order to sell additional shares pursuant to this Sales Agreement if it chooses to sell under this Sales Agreement before October 2021.

On July 19, 2019, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (the “Open Market Agreement”). Pursuant to the terms of the Open Market Agreement, the Company may elect to sell from time to time, at its option, up to $30 million in shares of the Company’s common stock, through Jefferies LLC, as sales agent.  In 2019, the Company issued 59,000 shares under the Open Market Agreement resulting in net proceeds to the Company of $182,000. During 2020, there were 434,000 shares issued under the Open Market Agreement with net proceeds of $1,357,000. As of March 30, 2021, the Company has issued 493,000 shares with net proceeds of $1,539,000. As of March 30, 2021, $28.4 million remained available under the Open Market Agreement.  As discussed below, the Company will need to obtain a waiver from the SEC of the Form S-3 eligibility requirements or obtain an effective registration statement on Form S-1 in order to sell additional shares pursuant to this Sales Agreement if it chooses to sell under this Sales Agreement before October 2021.

On July 24, 2020, the Company closed an underwritten public offering of 23 million shares of common stock (the “Offering”) and generated gross proceeds of $43.7 million before deducting the underwriting discounts and commissions and offering expenses payable by CASI.  Certain insiders, including CASI’s Chairman and CEO, and CASI’s President, purchased shares of common stock in the Offering at the public offering price and on the same terms as the other purchasers in this Offering.  The Company is using the net proceeds of this offering for working capital and general corporate purposes, which include, but are not limited to advancing the Company’s product portfolio, acquiring the rights to new product candidates and general and administrative expenses.

On November 20, 2020, we filed a Form S-3 registration statement with the SEC utilizing a “shelf” registration process. On December 2, 2020, the Form S-3 registration statement was declared effective by the SEC. Pursuant to this shelf registration statement, we may sell debt or equity securities in one or more offerings up to a total public offering price of $150 million. As a result of our failure to timely file a periodic report with the SEC in connection with the adoption of our amended and restated bylaws, absent a waiver of the Form S-3 eligibility requirements, we are ineligible to use or file new short form registration statements on Form S-3 until October 1, 2021, assuming we continue to timely file our required Exchange Act reports.  In the interim, however, the Company may raise capital pursuant to a registration statement on Form S-1 or on a private placement basis.

On March 24, 2021, the Company closed an underwriting agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc., as representative of the several underwriters named therein (the “Underwriters”), providing for the offer and sale of 15,853,658 shares of the Company’s common stock (the “Offering”) at a price to the public of $2.05 per share. In addition, the Company granted the Underwriters an option to purchase up to an additional 2,378,048 shares of common stock, which terminates on the earlier of 30 days and the day before the Company files to the Securities and Exchange Commission (“SEC”) the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The Offering closed on March 26, 2021.  The gross proceeds to CASI from the Offering are approximately $32.5 million, excluding the over-allotment option and before deducting the underwriting discounts and commissions and offering expenses payable by CASI.

Certain insiders, including CASI’s Chairman and Chief Executive Officer, purchased shares of common stock in the Offering at the public offering price and on the same terms as the other purchasers in this Offering. The Company has agreed to pay the underwriters a commission of 1% of the gross proceeds raised from certain such insiders, and 6% of the gross proceeds raised in the offering from other investors.

The Offering is being made by means of a written prospectus supplement and accompanying prospectus forming part of a shelf registration statement on Form S-3 (Registration Statement No. 333-250801), previously filed with the SEC on November 20, 2020, which was declared effective on December 2, 2020. The Company filed a final prospectus supplement, dated March 24, 2021, with the SEC relating to the Offering.

Pursuant to the Underwriting Agreement, the Company’s directors and executive officers entered into agreements in substantially the form agreed to by the Underwriters providing for a 90-day “lock-up” period with respect to sales of specified securities, subject to certain exceptions.

During the second quarter 2020, the Company completed the plan to change the manufacturing site for EVOMELA to an alternative manufacturer that has significantly reduced the cost of revenue since the third quarter of 2020. Due to the manufacturer change, and to the effects of COVID-19 to our marketing and sales activities and supply chain, revenues for the second quarter of 2020 experienced an expected temporary decrease.  We have returned to expected levels of sales in the third quarter of 2020.

Our partner, Juventas, experienced some delay in the start of the CNCT19 clinical trials in the first quarter of 2020 but the Juventas CNCT-19 clinical trials program is currently back on track with both clinical trials underway. The COVID-19 pandemic has impacted our targeted start time of our CID-103 trial due to the lock down of many medical facilities in Europe. We expect to initiate this trial in March 2021. As the pandemic continues to unfold, the extent of the pandemic’s effect on our operations will depend in large part on future developments, which cannot be predicted with confidence at this time.

In June 2019, the Company entered into a license agreement for worldwide license to commercialize an autologous anti-CD19 T-cell therapy product (CNCT19) from Juventas Cell Therapy Ltd (“Juventas”) (the “Juventas license agreement”).  Juventas is a China-based company engaged in cell therapy. The terms of the agreement include RMB 70 million ($10 million) of milestone payments upon the registration of Phase II clinical trial of CNCT19 and sales royalty payments.  The milestone became probable to be met during the quarter ended September 30, 2020.  As a result, the Company paid the milestone payment of RMB 70 million to Juventas in September 2020, which was expensed as acquired in-process research and development in the accompanying consolidated statement of operations and comprehensive income for the year ended December 31, 2020.

In September 2020, Juventas and its shareholders (including CASI Biopharmaceuticals) agreed to certain terms and conditions required by a new third-party investor to facilitate the Series B financing of Juventas, pursuant to which the Company agreed to amend and supplement the original licensing agreement (the "Supplementary Agreement") by agreeing to pay Juventas certain percentage of profits generated from commercial sales of CNCT19. The Supplementary Agreement also specifies a minimum annual target net profit to be distributed to Juventas and certain other terms and obligations. In return, the Company obtained additional equity interests in Juventas.

In November 2020, Juventas Cell Therapy Ltd completed the Series B financing.

In June 2019, in conjunction with its license agreement entered into with Juventas, the Company, through CASI Biopharmaceuticals, made an RMB 80 million ($11,788,000) investment in Juventas, a privately held, China-based company, in Juventas' Series A plus equity, which represented a 16.327% equity interest on a fully diluted basis, and the right to appoint a non-voting board observer. The Company was entitled with substantive liquidation preference over the founding shareholder of Juventas. In addition, the Juventas' founding shareholder provided a put option to the Company pursuant to which the Company can put the equity investment to the founding shareholder at a fixed return of 8% per annum upon occurrence of certain events.

In September 2020, in conjunction with the Supplementary Agreement entered into with Juventas, the Company obtained additional Series A plus equity interest in Juventas with substantive liquidation preference over Juventas' founding shareholder, resulting in the Company's equity ownership increasing to 16.45%  (post-Juventas Series B financing) on a fully diluted basis. CASI Biopharmaceuticals is also entitled to appoint a director to Juventas’ board of directors. Juventas' founding shareholder also provided a put option to the Company pursuant to which the Company can put the additional equity investment to the founding shareholder at RMB 70 million plus a fixed return of 8% per annum upon occurrence of certain events. The transaction closed on September 29, 2020.

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

Impairment of Long-Lived Assets

Long-lived assets, including property, plant and equipment, operating lease right-of-use (“ROU”) assets and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events and circumstances include the use of the asset or asset group in current research and development projects and any potential alternative uses of the asset or asset group. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.  Impairment charges related to fixed assets were $0 and $386,000 for the years ended in December 31, 2020 and 2019, respectively.  Impairment charges related to intangibles were $1.5 million and $0 for the years ended in December 31, 2020 and 2019, respectively.

Stock-Based Compensation

The Company records compensation expense associated with service and performance-based stock options in accordance with provisions of authoritative guidance. The estimated fair value of service-based awards is determined using option pricing models that use unobservable inputs and is generally amortized on a straight-line basis over the requisite service period. The estimated fair value of performance-based awards is measured on the grant date and is recognized when it is determined that it is probable that the performance condition will be achieved.

Fair value measurement of additional equity interest in Juventas Cell Therapy Ltd

In June 2019, the Company entered into a license agreement for worldwide license to commercialize a product from Juventas Cell Therapy Ltd (“Juventas”), a privately held, China-based company. In conjunction with the license agreement, the Company made an investment in Juventas. In September 2020, Juventas and its shareholders (including the Company) agreed to certain terms and conditions required by a new third-party investor to facilitate the Series B financing of Juventas, pursuant to which the Company agreed to amend and supplement the original licensing agreement. In return, the Company obtained additional equity interests in Juventas. The fair value of the additional equity interests was RMB 83.7 million ($12.3 million) which was estimated using significant estimates and assumptions, including multiples of selected comparable companies in applying the market approach model.  The comparable companies were chosen based on a peer group of comparable publicly traded companies with product candidates as a potential treatment for similar indications and in similar stage of development to Juventas' product candidate.

RESULTS OF OPERATIONS

Years Ended December 31, 2020 and 2019.

Operating Items

Revenues

Product Sales

Revenues consist of product sales of EVOMELA that launched during August 2019. Revenue was $15.0 million for the year ended 2020 compared to $4.1 million for the year ended December 31, 2019.

Lease Income

Lease income consists primarily of an equipment lease with a Juventas (a related party). Lease income was $140,000 for the year ended December 31, 2020 compared to $68,000 for the year ended December 31, 2019.

Operating Expenses

Costs of Revenues

Costs of revenues consists primarily of the cost of inventories of EVOMELA and sales-based royalties related to the sale of EVOMELA.

Costs of revenues were $9.5 million for the year ended December 31, 2020 compared to $3.9 million for the year ended December 31, 2019. The increase is due to the launch of EVOMELA that occurred during August 2019.  The increase in cost of revenues is partially offset by a decrease in unit cost of inventories of EVOMELA as a result of the new alternate manufacturer now in place.

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

Research and development expenses for the year ended December 31, 2020 were $11.5 million, compared with $9.3 million for the year ended December 31, 2019. The increase in R&D expenses primarily due to an increase in R&D expenses incurred related to the development of CID-103 and costs associated with the EVOMELA post marketing study.  These costs were partially offset by reduced regulatory costs associated with our ANDAs and reduced costs associated with preclinical development activities related to an immune-oncology program terminated in 2019.

Included in our research and development expenses for the year ended December 31, 2020 are direct project costs of $3.0 million related to our ANDAs acquired in 2018, $2.4 million for drugs in-licensed from Acrotech (previously Spectrum), $4.3 million for preclinical development activities primarily related to the CID-103 program. Included in our research and development expenses for the year ended December 31, 2019 are direct project costs of $5.1 million related to our ANDAs acquired in 2018, $1.0 million for drugs in-licensed from Acrotech (previously Spectrum), $1.1 million for preclinical development activities primarily related to the CID-103 program, and $550,000 for preclinical development activities related to a terminated immune-oncology program.

General and Administrative Expenses

General and administrative expenses include compensation and other expenses related to finance, business development and administrative personnel, professional services, investor relations and facilities.

General and administrative expenses for the year ended December 31, 2020 were $19.7 million, compared with $27.3 million for the year ended December 31, 2019. The decrease in general and administrative expenses was primarily because the 2019 period included costs related to sales and marketing efforts to prepare for the August 2019 launch of EVOMELA, as well as lower professional fees and travel costs incurred during the 2020 period.

Selling and Marketing Expenses

Selling and marketing expenses are the direct costs related to the sales of EVOMELA that was launched in China in August 2019 such as sales force salaries, advertising, and other marketing efforts.

Selling and marketing expenses for the year ended December 31, 2020 were $7.8 million, compared with $3.1 million for the year ended December 31, 2019.

Gain (loss) on disposal of intangible assets

Gain on disposal of intangible assets for the year ended December 31, 2020 was $1.2 million, compared to a loss of $408,000 for the year ended December 31, 2019. The gain on disposal is due to the $1.2 million gain on the sale of twenty one ANDAs during the 2020 period.

Impairment of intangible assets

Impairment of intangible assets for the year ended December 31, 2020 was $1.5 million, compared to $0 for the year ended December 31, 2019. The impairment of intangible assets was primarily due to the reduction of the carrying value of intangible assets to their fair value.

Acquired in-process Research and Development

Acquired in-process R&D expenses for the year ended December 31, 2020 were $17.8 million, compared with $7.0 million for the year ended December 31, 2019. Acquired in-process R&D expenses for the year ended December 31, 2020 comprised of the two 2020 milestone fees paid related to Pharmathen of $1.7 million, the 2020 milestone fees paid to Juventas of $10.3 million and fees paid to BioInvent of $5.9 million. Acquired in-process R&D expenses for the year ended December 31, 2019 included the $5.9 million acquisition of the Black Belt’s license in April 2019 and $1.1 million milestone fee paid to Pharmathen.

Non-Operating Items

Interest income, net

Interest income, net for the year ended December 31, 2020 was $0.9 million compared with $1.1 million for the year ended December 31, 2019. The decrease in interest income, net, is mainly due to the decrease in rates of return from available cash management strategies due to the current economic environment offset by interest income of $375,000 from 2020 loans made to Juventas (a related party).

Other income

Other income for the year ended December 31, 2020 was $82,000 compared with $5,000 for the year ended December 31, 2019.  Other income of $35,000 relates to amortization recognized for the 2020 CASI Wuxi’s receipt of RMB 15.9 million (equivalent to $2.2 million) from the Jiangsu Province Wuxi Huishan Economic Development Zone as government grant for the development of leased state owned land in China for the construction of a manufacturing facility.  The grant was recorded as deferred income in April 2020. The grant is been amortized over the term of the lease of the land.

Foreign exchange gains and losses

Foreign exchange losses for the year ended December 31, 2020 was $1.3 million compared with gains of $0.8 million for the year ended December 31, 2019. The foreign exchange transactions recorded in the consolidated financial statements are primarily due to USD denominated cash accounts that are held by our Chinese subsidiaries.

Change in fair value of investment in equity securities

The change in fair value of investment in equity securities for the year ended December 31, 2020 and 2019 was $4.3 million and ($288,000) respectively. The changes represent unrealized gains and losses on the Company’s equity investment securities.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses in 2020 and the foreseeable future. Based on our current plans, we expect our current available cash and cash equivalents to meet our cash requirements for at least through March 15, 2022.

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

At December 31, 2020, we had cash and cash equivalents of $57.1 million, with working capital of $66.0 million. As of December 31, 2020, $4.5 million of the Company’s cash balance was held by the Company’s wholly-owned subsidiary in China and $19.5 million of the Company’s cash balance was held by CASI Wuxi.

FINANCING ACTIVITIES

March 2021 Underwritten Public Offering

On March 24, 2021, the Company closed an underwriting agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc., as representative of the several underwriters named therein (the “Underwriters”), providing for the offer and sale of 15,853,658 shares of the Company’s common stock (the “Offering”) at a price to the public of $2.05 per share. In addition, the Company granted the Underwriters an option to purchase up to an additional 2,378,048 shares of common stock, which terminates on the earlier of 30 days and the day before the Company files to the Securities and Exchange Commission (“SEC”) the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The Offering closed on March 26, 2021.  The gross proceeds to CASI from the Offering are approximately $32.5 million, excluding the over-allotment option and before deducting the underwriting discounts and commissions and offering expenses payable by CASI.

Certain insiders, including CASI’s Chairman and Chief Executive Officer, purchased shares of common stock in the Offering at the public offering price and on the same terms as the other purchasers in this Offering. The Company has agreed to pay the underwriters a commission of 1% of the gross proceeds raised from certain such insiders, and 6% of the gross proceeds raised in the offering from other investors.

The Offering is being made by means of a written prospectus supplement and accompanying prospectus forming part of a shelf registration statement on Form S-3 (Registration Statement No. 333-250801), previously filed with the SEC on November 20, 2020, which was declared effective on December 2, 2020. The Company filed a final prospectus supplement, dated March 24, 2021, with the SEC relating to the Offering.

Pursuant to the Underwriting Agreement, the Company’s directors and executive officers entered into agreements in substantially the form agreed to by the Underwriters providing for a 90-day “lock-up” period with respect to sales of specified securities, subject to certain exceptions.

“Shelf” Registration Statement

On November 20, 2020, we filed a Form S-3 registration statement with the SEC utilizing a “shelf” registration process. In December 2020, the Form S-3 registration statement was declared effective by the SEC. Pursuant to this shelf registration statement, we may sell debt or equity securities in one or more offerings up to a total public offering price of $150 million. We believe that this shelf registration statement currently provides us additional flexibility with regard to potential financings that we may undertake when market conditions permit or our financial condition may require.

As a result of our failure to timely file a periodic report with the SEC in connection with the adoption of our amended and restated bylaws, absent a waiver of the Form S-3 eligibility requirements, we are ineligible to use or file new short form registration statements on Form S-3 until October 1, 2021, assuming we continue to timely file our required Exchange Act reports.  In the interim, however, the Company may raise capital pursuant to a registration statement on Form S-1 or on a private placement basis.

July 2020 Underwritten Public Offering

On July 24, 2020, the Company closed an underwritten public offering of 23 million shares of common stock (the “Offering”) and generated gross proceeds of $43.7 million before deducting the underwriting discounts and commissions and offering expenses payable by CASI.

Certain insiders, including CASI’s Chairman and CEO, and CASI’s President, purchased shares of common stock in the Offering at the public offering price and on the same terms as the other purchasers in this Offering.  The Company is using the net proceeds of this offering for working capital and general corporate purposes, which include, but are not limited to advancing the Company’s product portfolio, acquiring the rights to new product candidates and general and administrative expenses.

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

In 2018, the Company issued 143,248 shares under the Sales Agreement resulting in net proceeds to the Company of $475,000. As of March 30, 2021, 19.5 million remained available under the Sales Agreement.

On July 19, 2019, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (the “Open Market Agreement”). Pursuant to the terms of the Open Market Agreement, the Company may elect to sell from time to time, at its option, up to $30 million in shares of the Company’s common stock, through Jefferies LLC, as sales agent.  In 2019, the Company issued 59,000 shares under the Open Market Agreement resulting in net proceeds to the Company of $182,000. During 2020, there were 434,000 shares issued under the Open Market Agreement with net proceeds of $1,357,000. As of March 30, 2021, the Company has issued 493,000 shares with net proceeds of $1,539,000. As of March 30, 2021, $28.4 million remained available under the Open Market Agreement. As a result of our failure to timely file a periodic report with the SEC in connection with the adoption of our amended and restated bylaws, absent a waiver of the Form S-3 eligibility requirements, we are ineligible to use or file new short form registration statements on Form S-3 until October 1, 2021, assuming we continue to timely file our required Exchange Act reports.  In the interim, until October 21, 2021, absent a waiver, however, the Company may raise capital pursuant to a registration statement on Form S-1 or on a private placement basis.

INTEREST RATE CHANGES

Management does not believe that our working capital needs are sensitive to changes in interest rates.

OFF-BALANCE-SHEET ARRANGEMENTS

We had no off-balance sheet arrangements during fiscal year 2020.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this item is submitted in a separate section of this report. See Index to Consolidated Financial Statements on page F-1.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Our Chief Executive Officer, and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer, and Chief Financial Officer) to allow timely decisions regarding required disclosures. Based on such evaluation, our Chief Executive Officer, and Chief Financial Officer have concluded these disclosure controls and procedures are effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fourth quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework 2013. Based on our assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2020.

ITEM 9B. OTHER INFORMATION.

Annual Meeting of Stockholders

Our 2021 Annual Meeting of Stockholders will be held on June 15, 2021. Further information will be provided in our proxy statement that will be filed with the SEC and mailed to stockholders of record as soon as practicable.

Departure of Officer; Appointment of Officer

On March 28, 2021, Weihao Xu informed the Company that his resignation as Chief Financial Officer would be effective March 29, 2021. Mr. Xu’s resignation was to pursue a new opportunity and was not the result of any disagreement regarding the Company’s financial reporting or accounting policies, procedures, estimates or judgments. The Board appointed Larry Zhang, the Company’s President and former Principal Financial Officer, as Principal Financial Officer to assume Mr. Xu’s responsibilities upon his departure.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.

We have adopted a Code of Ethics, as defined in applicable SEC rules, that applies to directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Ethics is available on the Company’s website at www.casipharmaceuticals.com.

ITEM 11. EXECUTIVE COMPENSATION.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item, with the exception of information relating to compensation plans under which equity securities of the Company are authorized for issue, which appears below, is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.

Options under Employee Benefit Plans.    The following table discloses certain information about the options issued and available for issuance under all outstanding Company option plans, as of December 31, 2020.

	(a)	(b)	(c)
			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans [excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a)]
Equity compensation plans approved by security holders	16,746,238	$2.71	10,084,923
Equity compensation plans not approved by security holders	—	$0.00	—
Total	16,746,238	$2.71	10,084,923

Warrants issued under the unauthorized plans represent compensation for consulting services rendered by the holders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.

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

1.4	Underwriting Agreement dated July 22, 2020 between the Company and Oppenheimer & Co., Inc. (incorporated by reference from Exhibit 1.1 to our Current Report on Form 8-k filed on July 24, 2020).

3.1

Restated Certificate of Incorporation of CASI Pharmaceuticals, Inc. (incorporated by reference to exhibit 3.1 on our Form 10-Q for the quarter ended June 30, 2019 filed with the Securities and Exchange Commission on August 9, 2019)

3.2	Amended and Restated Bylaws dated September 10, 2020 (incorporated by reference to Exhibit 3.2 of our 10-Q/A filed with the Securities and Exchange Commission on February 10, 2021)

4.1	Description of Common Stock **

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Form 8-K filed with the Securities and Exchange Commission on October 19, 2017)

4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 of our Form 8-K filed with the Securities and Exchange Commission on March 23, 2018)

4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 of our Form 8-K filed with the Securities and Exchange Commission on September 14, 2018)

10.1	Form of Change in Control Agreement* (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on April 17, 2007)

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

10.4	License Agreement, dated as of September 17, 2014, by and between CASI Pharmaceuticals, Inc. and Spectrum Pharmaceuticals, Inc. ++**

10.5	License Agreement, dated as of September 17, 2014, by and between CASI Pharmaceuticals, Inc. and Spectrum Pharmaceuticals Cayman, L.P. ++**

10.6	License Agreement, dated as of September 17, 2014, by and between CASI Pharmaceuticals, Inc. and Talon Therapeutics, Inc. ++**

10.7

Employment Agreement by and between CASI Pharmaceuticals, Inc. and Alex Zukiwski, dated as of April 3, 2017* (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Securities and Exchange Commission on August 14, 2017)

10.8	Asset Purchase Agreement dated as of January 26, 2018 by and between CASI Pharmaceuticals, Inc. and Sandoz Inc. ++**

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

10.19

License Agreement by and between CASI Pharmaceuticals, Inc. and Black Belt Therapeutics Limited entered into as of April 16, 2019 (incorporated by reference to Exhibit 10.3 to the Quarterly Report filed May 15, 2019)+

10.20

Exclusive License Agreement by and between CASI Pharmaceuticals, Inc. and Juventas Cell Therapy Ltd effective June 15, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 9, 2019)+

10.21	Investment Agreement in respect of Juventas Cell Therapy Ltd effective June 15, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 9, 2019)+

10.22

Contract for Assignment of the Right to the Use of the State-owned Construction Land (no. 3202842019CR0019) dated November 15, 2019 (incorporated by reference to Exhibit 10.22 on our Annual Report on Form 10-K filed on March 16, 2020).

10.23

Form of CASI Pharmaceuticals, Inc. Performance-Contingent 2011 Long-Term Incentive Plan Non-Qualified Stock Option Grant Agreement (for Optionees in China)* (incorporated by reference to Exhibit 4.1 on our Quarterly Report on Form 10-Q filed May 15, 2019)

10.24

Form of CASI Pharmaceuticals, Inc. 2011 Long-Term Incentive Plan Non-Qualified Stock Option Grant Agreement (for Optionees in China)* (incorporated by reference to Exhibit 4.2 on our Quarterly Report on Form 10-Q filed May 15, 2019)

10.25

Form of CASI Pharmaceuticals, Inc. Performance-Contingent 2011 Long-Term Incentive Plan Non-Qualified Stock Option Grant Agreement (for Optionees in the US)* (incorporated by reference to Exhibit 4.3 on our Quarterly Report on Form 10-Q filed May 15, 2019)

10.26

Form of CASI Pharmaceuticals, Inc. 2011 Long-Term Incentive Plan Non-Qualified Stock Option Grant Agreement (for Optionees in the US)* (incorporated by reference to Exhibit 4.4 on our Quarterly Report on Form 10-Q filed May 15, 2019)

10.27

Supplementary Agreement to the Exclusive License Agreement effective as of September 29, 2020++ (incorporated by reference to Exhibit 10.1 on our Quarterly Report on Form 10-Q filed on November 9, 2020)

10.28

Investment Agreement by and between Juventas Cell Therapy Ltd and CASI Biopharmaceuticals (WUXI) Co., Ltd. effective as of September 22, 2020++ (incorporated by reference to Exhibit 10.2 on our Quarterly Report on Form 10-Q filed on November 9, 2020)

10.29	Offer Letter from CASI Pharmaceuticals, Inc. to Weihao Xu dated November 30, 2020, effective December 16, 2020***

10.30	License and Development Agreement for BI-1206 by and between the Company and BioInvent, International AB ++**

21	Subsidiaries of the Registrant **

23.1	Consent of Independent Registered Public Accounting Firm **

31.1	Rule 13a-14(a) Certification of Chief Executive Officer **

31.2	Rule 13a-14(a) Certification of Principal Financial Officer **

32.1	Rule 13a-14(b) Certification by Chief Executive Officer **

32.2	Rule 13a-14(b) Certification by Principal Financial Officer **

101**

Interactive Data Files The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2020 and 2019, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2020 and 2019, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020 and 2019 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019 and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and Contained in Exhibit 101)

*     Management Contract or any compensatory plan, contract or arrangement.

+    Certain portions of this exhibit have been omitted based upon a request for confidential treatment under 17 C.F.R. section 200.80(b)(4) and 240.24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Commission pursuant to our confidential treatment request.

++   Information in this exhibit identified by brackets is confidential and has been excluded pursuant to Item 601(B)(10)(IV) of Regulation S-K because it (i) is not material and (ii) would likely cause competitive harm to CASI Pharmaceuticals, Inc. if publicly disclosed.

**    Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2021

CASI Pharmaceuticals, Inc.

By:	/s/Wei-Wu He
Wei-Wu He
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Wei-Wu He	Chief Executive Officer and Chairman	March 30, 2021
Wei-Wu He	(Principal Executive Officer)

/s/ Larry (Wei) Zhang	President (Principal Financial Officer)	March 30, 2021
Larry (Wei) Zhang

/s/ James Z. Huang	Director	March 30, 2021
James Z. Huang

/s/ Franklin C. Salisbury	Director	March 30, 2021
Franklin C. Salisbury

/s/ Rajesh C. Shrotriya	Director	March 30, 2021
Rajesh C. Shrotriya

/s/ Y. Alexander Wu	Director	March 30, 2021
Y. Alexander Wu

/s/ Quan Zhou	Director	March 30, 2021
Quan Zhou

The following consolidated financial statements of CASI Pharmaceuticals, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

CASI Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CASI Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair value measurement of additional equity interest in Juventas Cell Therapy Ltd

As discussed in Notes 1 and 3 to the consolidated financial statements, in June 2019, the Company entered into a license agreement for worldwide license to commercialize a product from Juventas Cell Therapy Ltd (“Juventas”), a privately held, China-based company. In conjunction with the license agreement, the Company made an investment in Juventas. In September 2020, Juventas and its shareholders (including the Company) agreed to certain terms and conditions required by a new third-party investor to facilitate the Series B financing of Juventas, pursuant to which the Company agreed to amend and supplement the original licensing agreement. In return, the Company obtained additional equity interests in Juventas. The fair value of the additional equity interests was RMB 83.7 million ($12.3 million)

which was estimated using significant estimates and assumptions, including multiples of selected comparable companies in applying the market approach model.

We identified the fair value measurement of the additional equity interests in Juventas as a critical audit matter. Due to the significant measurement uncertainty associated with the fair value measurement of such equity interests, there was a high degree of subjectivity and judgement in the selection and application of the valuation model and the selection of comparable companies. Specialized skill and knowledge and subjective auditor judgment were also needed to evaluate the selection and application of valuation model, the selected comparable companies and the multiples of comparable companies applied to the valuation model used to estimate the fair value.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s process to estimate the fair value of the additional equity interests in Juventas, including controls over the Company’s (1) selection and application of the valuation model, and evaluation of selected comparable companies obtained from its third party pricing vendor, and (2) comparing the fair value of the additional equity interests in Juventas to the issuance price of equity interests issued by Juventas to a third-party investor. We involved valuation professionals with specialized skills and knowledge who assisted in assessing the estimated fair value of the additional equity interests in Juventas. The assessment included:

●	evaluating the valuation model used by the Company
●	evaluating the comparability of the comparable companies selected by the Company
●	comparing the multiples of comparable companies selected by the Company against a range that was independently developed using publicly available market data of other comparable companies
●	comparing the fair value of the additional equity interests in Juventas to the issuance price of equity interests issued by Juventas to a third-party investor.

/s/ KPMG Huazhen LLP

We have served as the Company’s auditor since 2019.

Beijing, China
March 30, 2021

CASI Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$57,064	$53,621
Investment in equity securities, at fair value	9,309	625
Accounts receivable, net of $0 allowance for doubtful accounts	4,645	1,293
Inventories	1,356	4,542
Prepaid expenses and other	1,651	1,420
Assets held-for-sale	—	3,221
Total current assets	74,025	64,722

Property, plant and equipment, net	2,062	985
Intangible assets, net	13,210	13,674
Long-term investments	29,442	14,038
Right of use assets	8,696	8,708
Other assets	299	504
Total assets	$127,734	$102,631

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,669	$5,113
Accrued and other current liabilities	3,015	2,834
Bank borrowings	826	—
Notes payable	466	—
Total current liabilities	7,976	7,947

Deferred income	2,351	—
Other liabilities	13,834	1,019
Total liabilities	24,161	8,966

Commitments and contingencies (Note 21)

Redeemable noncontrolling interest, at redemption value (Note 12)	22,033	20,670

Stockholders’ equity:
Preferred stock, $1.00 par value: 5,000,000 shares authorized and 0 shares issued and	—	—
outstanding
Common stock, $0.01 par value:
250,000,000 shares authorized at December 31, 2020 and December 31, 2019;
124,023,374 shares and 97,851,243 shares issued at December 31, 2020 and December 31, 2019, respectively;
123,943,829 shares and 97,771,698 shares outstanding at December 31, 2020 and December 31, 2019, respectively	1,240	979
Additional paid-in capital	658,246	606,686
Treasury stock, at cost: 79,545 shares held at December 31, 2020 and December 31, 2019	(8,034)	(8,034)
Accumulated other comprehensive income (loss)	589	(2,728)
Accumulated deficit	(570,501)	(523,908)
Total stockholders’ equity	81,540	72,995
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$127,734	$102,631

See accompanying notes.

CASI Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year Ended December 31,
	2020	2019
Revenues:
Product sales	$15,001	$4,063
Lease income	140	68
Total revenues	15,141	4,131

Costs and expenses:
Costs of revenues	9,508	3,935
Research and development	11,470	9,340
General and administrative	19,661	27,336
Selling and marketing	7,815	3,103
(Gain) loss on disposal of intangible assets	(1,152)	408
Impairment of intangible assets	1,537	—
Acquired in-process research and development	17,828	6,967
Total costs and expenses	66,667	51,089

Loss from operations	(51,526)	(46,958)
Non-operating income/(expense):
Interest income, net	866	1,062
Foreign exchange (losses) gains	(1,255)	817
Change in fair value of investment in equity securities	4,322	(288)
Other income	82	5
Net loss	(47,511)	(45,362)
Less: loss attributable to redeemable noncontrolling interest	(918)	(395)
Accretion to redeemable noncontrolling interest redemption value	1,694	1,065
Net loss attributable to CASI Pharmaceuticals, Inc.	$(48,287)	$(46,032)

Net loss per share (basic and diluted)	$(0.44)	$(0.48)
Weighted average number of common shares outstanding (basic and diluted)	110,452	95,948

Comprehensive loss:
Net loss	$(47,511)	$(45,362)
Foreign currency translation adjustment	3,904	(1,501)
Total comprehensive loss	$(43,607)	$(46,863)
Less: Comprehensive loss attributable to redeemable noncontrolling interest	(331)	(395)
Comprehensive loss attributable to common stockholders	$(43,276)	$(46,468)

See accompanying notes.

CASI Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2020 and 2019

(In thousands, except share data)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Total
Balance at December 31, 2018	—	$—	95,287,268	$954	$596,712	$(8,034)	$(1,227)	$(478,941)	$109,464
Issuance of common stock for options and warrants exercised	—	—	2,425,526	24	4,105	—	—	—	4,129
Repurchase of stock options to satisfy tax withholding obligations	—	—	—	—	(367)	—	—	—	(367)
Issuance of common stock pursuant to financing agreements	—	—	58,904	1	181	—	—	—	182
Stock issuance costs	—	—	—	—	(190)	—	—	—	(190)
Stock-based compensation expense, net of forfeitures	—	—	—	—	7,310	—	—	—	7,310
Foreign currency translation adjustment	—	—	—	—	—	—	(1,501)	—	(1,501)
Net loss attributable to CASI Pharmaceuticals, Inc.	—	—	—	—	(1,065)	—	—	(44,967)	(46,032)
Balance at December 31, 2019	—	$—	97,771,698	$979	$606,686	$(8,034)	$(2,728)	$(523,908)	$72,995
Issuance of common stock for options and warrants exercised	—	—	2,737,795	27	3,847	—	—	—	3,874
Repurchase of stock options to satisfy tax withholding obligations	—	—	—	—	(251)	—	—	—	(251)
Issuance of common stock pursuant to financing agreements	—	—	23,434,336	234	44,865	—	—	—	45,099
Stock issuance costs	—	—	—	—	(3,028)	—	—	—	(3,028)
Stock-based compensation expense, net of forfeitures	—	—	—	—	7,821	—	—	—	7,821
Foreign currency translation adjustment	—	—	—	—	—	—	3,317	—	3,317
Net loss attributable to CASI Pharmaceuticals, Inc.	—	—	—	—	(1,694)	—	—	(46,593)	(48,287)
Balance at December 31, 2020	—	$—	123,943,829	$1,240	$658,246	$(8,034)	$589	$(570,501)	$81,540

See accompanying notes.

CASI Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47,511)	$(45,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization for property, plant and equipment	562	603
Net loss on disposal of property, plant and equipment	—	2
Amortization of intangible assets	1,397	1,550
Reduction in the carrying amount of the right-of-use assets	1,272	424
Write down of obsolete inventories	—	152
(Gain) Loss on disposal of intangible assets	(1,152)	408
Impairment of equipment	—	386
Impairment of intangible assets	1,537	—
Stock-based compensation expense	7,821	7,310
Acquired in-process research and development	17,828	6,967
Change in fair value of investment in equity securities	(4,322)	288
Non-cash interest	—	1
Changes in operating assets and liabilities:
Accounts receivable	(3,352)	(1,293)
Inventories	3,186	(4,411)
Prepaid expenses and other assets	(184)	5,751
Accounts payable	(1,540)	4,001
Payable to related party	—	153
Accrued liabilities and other liabilities	(1,393)	(173)
Deferred income	(35)	—
Net cash used in operating activities	(25,886)	(23,243)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of intangible assets	2,700	—
Purchases of property, plant and equipment	(1,499)	(427)
Purchase of land use rights	—	(6,626)
Loan to a related party	(10,033)	—
Receipt of repayment of loan from a related party	10,033	—
Cash paid to acquire in-process research and development	(17,828)	(6,967)
Cash paid to acquire debt securities in Black Belt Tx Limited	(83)	(2,250)
Cash paid to acquire equity securities in Juventas Cell Therapy Ltd	—	(11,788)
Cash paid to acquire equity securities in BioInvent International AB	(6,318)	—
Receipt of government grants related to land use right	2,309	—
Net cash used in investing activities	(20,719)	(28,058)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	466	—
Proceeds from bank borrowings	783	—
Repayment of notes payable	—	(1,500)
Stock issuance costs	(2,818)	(190)
Proceeds from sale of common stock and warrants	45,099	182
Cash contribution from redeemable noncontrolling interest	—	20,000
Proceeds from exercise of stock options	3,874	854
Repurchase of stock options to satisfy tax withholding obligations	(251)	(367)
Proceeds from exercise of warrants	—	3,275
Payment of deferred offering costs	—	(209)
Net cash provided by financing activities	47,153	22,045

Effect of exchange rate change on cash and cash equivalents	2,895	(1,328)
Net increase (decrease) in cash and cash equivalents	3,443	(30,584)

Cash and cash equivalents at beginning of year	53,621	84,205
Cash and cash equivalents at end of year	$57,064	$53,621

Supplemental disclosure of cash flow information:
Interest paid	$—	$30
Income taxes paid	$—	$—

See accompanying notes.

CASI Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

1.      DESCRIPTION OF BUSINESS

CASI Pharmaceuticals, Inc. (“CASI” or the “Company”) (Nasdaq: CASI) is a U.S. biopharmaceutical company focused on developing and commercializing innovative therapeutics and pharmaceutical products in China, the United States, and throughout the world. The Company is focused on acquiring, developing and commercializing products that augment its hematology oncology therapeutic focus as well as other areas of unmet medical need. The Company is executing its plan to become a biopharmaceutical leader by launching medicines in the greater China market leveraging its China-based regulatory, clinical and commercial competencies and its global drug development expertise.  The Company’s operations in China are conducted primarily through two of its subsidiaries: (i) CASI Pharmaceuticals (China) Co., Ltd. (“CASI China”), which is wholly owned and is located in Beijing, China, and (ii) CASI Pharmaceuticals (Wuxi) Co., Ltd. (“CASI Wuxi”), which is located in Wuxi, China.

The Company launched in China the Company’s first commercial product, EVOMELA® (Melphalan for Injection) in August 2019. In China EVOMELA is approved for use as a conditioning treatment prior to stem cell transplantation and as a palliative treatment for patients with multiple myeloma. The Company’s other core hematology/oncology assets in the Company’s pipeline include:

●	CNCT19 is an autologous CD19 CAR-T investigative product (CNCT19) being developed by the Company’s partner Juventas Cell Therapy Ltd (“Juventas”) for which the Company has co-commercial and profit-sharing rights. CNCT19 is being developed as a potential treatment for patients with hematological malignancies which express CD19 including, B-cell acute lymphoblastic leukemia (“B-ALL”) and B-cell non-Hodgkin lymphoma (“B-NHL”). China Phase 1 studies have been substantially completed by Juventas, with the Phase 2 B-NHL registration study in China currently enrolling. The Phase 2 B-ALL registration study is expected to start by the end of March 2021. In December 2020, Juventas received a breakthrough therapy designation for CNCT19 in the treatment of adults with relapsed/refractory B-ALL from the Chinese Center for Drug Evaluation, a division of the China National Medical Products Administration.
●	BI-1206 is an antibody which has a novel mode-of-action, blocking the inhibitory antibody checkpoint receptor FcγRIIB to unlock anti-cancer immunity in both hematological malignancies and solid tumors for which the Company has exclusive greater China rights BI-1206 is being investigated in a Phase 1/2 trial, in combination with anti-PD1 therapy Keytruda® (pembrolizumab), in solid tumors, and in a Phase 1/2a trial in combination with MabThera® (rituximab) in patients with relapsed/refractory non-Hodgkin lymphoma (NHL). BioInvent International AB, released positive interim results from its Phase 1/2a trial that suggests that novel anti-FcyRIIB antibody BI-1206 restores activity of rituximab in patients with relapsed/refractory non-Hodgkin’s lymphoma. An FDA End of Phase 1 meeting for the NHL development program is planned for the third quarter of 2021.
●	CB-5339 is a novel VCP/p97 inhibitor, in mainland China, Taiwan, Hong Kong and Macau. Cleave is a clinical-stage biopharmaceutical company focused on valosin-containing protein (VCP)/p97 as a novel target in protein homeostasis, DNA damage response and other cellular stress pathways for therapeutic use in cancer. CB-5339, an oral second-generation, small molecule VCP/p97 inhibitor, is being evaluated in a Phase 1 clinical trial in patients with acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS), while the National Cancer Institute (NCI) is sponsoring and evaluating CB-5339 in a Phase 1 clinical trial of patients with solid tumors and lymphomas. The Company entered into an exclusive license with Cleave Therapeutics, Inc. (Cleave”) for the development and commercialization of CB-5339 in March 2021.
●	CID-103 is a full human IgG1 anti-CD38 monoclonal antibody recognizing a unique epitope that has demonstrated encouraging preclinical efficacy & safety profile compared to other anti-CD38 monoclonal antibodies for which the Company has exclusive global rights. CID-103 is being developed for the treatment of patients with multiple myeloma. The CID-103 Phase 1 study in EU was initiated in March 2021.

Other assets in the Company’s pipeline for which the Company has exclusive rights in China are Octreotide Long Acting Injectable (“LAI”), for which the Company plan to begin the China registration study in 2021, and a novel formulation of Thiotepa, for which the Company’s partner plans to begin the China registration study in 2021.  Thiotepa is used as a conditioning treatment for certain allogeneic haemopoietic stem cell transplants.  Subject to regulatory and marketing approvals, the Company intends to advance and commercialize these established products in China.

The Company’s assets include a few FDA-approved ANDAs which the Company is evaluating due to generic drug pricing reforms by the Chinese government and its impact on the pricing and competitiveness of these products.  The Company also has greater China rights to ZEVALIN® (Ibritumomab Tiuxetan), a CD20-directed radiotherapeutic antibody that is approved in the U.S. to treat patients with non-Hodgkin lymphoma (“NHL”) and MARQIBO® (vincristine sulfate LIPOSOME injection) a novel, sphingomyelin/cholesterol liposome-encapsulated, formulation of vincristine sulfate, a microtubule inhibitor, approved by the FDA for the treatment of adult patients with Philadelphia chromosome-negative (Ph-) acute lymphoblastic leukemia (ALL) in second or greater relapse or whose disease has progressed following two or more anti-leukemia therapies.  However, due to the evolving standard of care environment, the rare and niche indication for these products, and the Company’s commitment to prioritize resources, the Company is currently evaluating its options for these products.

The Company’s business development strategy is currently focused on acquiring additional targeted drugs and immuno-oncology therapeutics through licensing that will expand its hematology-oncology franchise. In many cases its business development strategy includes direct equity investments in the licensor company.  The Company intends for its pipeline to reflect a diversified and risk-balanced set of assets that include (1) late-stage clinical drug candidates in-licensed for China regional rights, (2) proprietary or licensed innovative drug candidates, and (3) select high quality pharmaceuticals that fit its therapeutic focus. The Company uses a market-oriented approach to identify pharmaceutical/biotechnology candidates that the Company believes to have the potential for gaining widespread market acceptance, either globally or in China, and for which development can be accelerated under the Company’s global drug development strategy. Although oncology with a focus on hematological malignancies is its principal clinical and commercial target, The Company is opportunistic about other therapeutic areas that can address unmet medical needs.

During the second quarter 2020, the Company completed a plan to change the manufacturing site for EVOMELA to an alternative manufacturer that significantly reduced the cost of revenue since the third quarter of 2020.

As part of the long-term strategy to support the Company’s future clinical and commercial manufacturing needs and to manage the Company’s supply chain for certain products, on December 26, 2018, the Company established CASI Pharmaceuticals (Wuxi) Co., Ltd. (“CASI Wuxi”).  In November 2019, CASI Wuxi entered into a fifty-year lease agreement for the right to use state-owned land in China for the construction of a manufacturing facility.  In April 2020, CASI Wuxi received RMB 15.9 million (equivalent to $2.2 million) from the Jiangsu Province Wuxi Huishan Economic Development Zone as government grant for this development project which was recorded as deferred income in April 2020. On August 27, 2020, CASI Wuxi entered into a Construction Project Contract for RMB 74,588,000 (equivalent to $10,923,000) to complete the phase 1 project of CASI Wuxi's research and development production base (see Note 21). The estimated completion date is October 2023.

Certain line items, as disclosed below, in the December 31, 2019 consolidated financial statements have been reclassified to conform to the December 31, 2020 presentation.  Loss on disposal of intangible assets in the amount of $0.4 million for the year ended December 31, 2019, which was previously included in research and development, has been separately presented on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2019. Assets held-for-sale in the amount of $3.2 million as of December 31, 2019, which was previously included in intangible assets, and has  been reclassified as assets held-for-sale and separately presented on the consolidated balance sheet as of December 31, 2019 (see Note 8).

Liquidity Risks and Management’s Plans

Since its inception in 1991, the Company has incurred significant losses from operations and, as of December 31, 2020, has incurred an accumulated deficit of $570.5 million. In 2012, with new leadership, the Company shifted its business strategy to China and has since built an infrastructure in China that includes sales and marketing, medical affairs, regulatory and clinical development and in the foreseeable future, manufacturing. In 2014, the Company changed its name to “CASI Pharmaceuticals, Inc.” The majority of the Company’s operations are now located in China. The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical and development activities and expansion of the Company’s operations. The Company’s operations in China are conducted primarily through two of the Company’s subsidiaries, CASI Pharmaceuticals (China) Co., Ltd. (“CASI China”) and CASI Pharmaceuticals (Wuxi) Co., Ltd. (“CASI Wuxi”). The Company’s Beijing office is primarily responsible for the Company’s day-to-day operations and the Company’s commercial team of over 80 hematology and oncology sales and marketing specialists based in China.  CASI Wuxi is part of the long-term strategy to support the Company’s future clinical and commercial manufacturing needs, to manage the Company’s supply chain for certain products, and to develop a GMP manufacturing facility in China.

On July 24, 2020, the Company closed an underwritten public offering of 23 million shares of common stock (the "Offering") and received gross proceeds of $43.7 million before deducting the underwriting discounts and commissions and offering expenses payable by CASI. Certain insiders, including CASI's Chairman and CEO, and CASI's President, purchased shares of common stock in the Offering at the public offering price and on the same terms as the other purchasers in this Offering (see Note 12). The Company is using the net proceeds of this Offering for working capital and general corporate purposes, which include, but are not limited to advancing the Company's product portfolio, acquiring the rights to new product candidates and general and administrative expenses.

On November 20, 2020, the Company filed a Form S-3 registration statement with the SEC utilizing a “shelf” registration process. On December 2020, the Form S-3 registration statement was declared effective by the SEC. Pursuant to this shelf registration statement, the Company may sell debt or equity securities in one or more offerings up to a total public offering price of $150 million. As a result of the Company’s failure to timely file a periodic report with the SEC in connection with the adoption of its amended and restated bylaws, absent a waiver of the Form S-3 eligibility requirements, the Company is ineligible to use or file new short form registration statements on Form S-3 until October 1, 2021, assuming the Company continues to timely file the Company’s required Exchange Act reports. In the interim, however, the Company may raise capital pursuant to a registration statement on Form S-1 or on a private placement basis.

On March 24, 2021, the Company closed an underwriting agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc., as representative of the several underwriters named therein (the “Underwriters”), providing for the offer and sale of 15,853,658 shares of the Company’s common stock (the “Offering”) at a price to the public of $2.05 per share. In addition, the Company granted the Underwriters an option to purchase up to an additional 2,378,048 shares of common stock, which terminates on the earlier of 30 days and the day before the Company files to the Securities and Exchange Commission (“SEC”) the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The Offering closed on March 26, 2021.  The gross proceeds to CASI from the Offering are approximately $32.5 million, excluding the over-allotment option and before deducting the underwriting discounts and commissions and offering expenses payable by CASI.

Certain insiders, including CASI’s Chairman and Chief Executive Officer, purchased shares of common stock in the Offering at the public offering price and on the same terms as the other purchasers in this Offering. The Company has agreed to pay the underwriters a commission of 1% of the gross proceeds raised from certain such insiders, and 6% of the gross proceeds raised in the offering from other investors.

The Offering is being made by means of a written prospectus supplement and accompanying prospectus forming part of a shelf registration statement on Form S-3 (Registration Statement No. 333-250801), previously filed with the SEC on November 20, 2020, which was declared effective on December 2, 2020. The Company filed a final prospectus supplement, dated March 24, 2021, with the SEC relating to the Offering.

Pursuant to the Underwriting Agreement, the Company’s directors and executive officers entered into agreements in substantially the form agreed to by the Underwriters providing for a 90-day “lock-up” period with respect to sales of specified securities, subject to certain exceptions.

Taking into consideration the cash and cash equivalents as of December 31, 2020, the Company believes that it has sufficient resources to fund its operations at least one year beyond the date that the consolidated financial statements are issued. As of December 31, 2020, the Company had a balance of cash and cash equivalents of $57.1 million of which $4.5 million was held by CASI China, and $19.5 million was held by CASI Wuxi. The Company intends to continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements or opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements.

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

The Company has experienced operational interruptions as a result of COVID-19, including the temporary disruption of operations in China due to a Chinese government mandated quarantine protocol, including mandatory business closures, social distancing measures, and various travel restrictions. Although the Company's operations in China are beginning to normalize, there can be no assurance that such operations will continue to do so or that there will not be a renewed outbreak of COVID-19 due to new variants of the virus or other significant contagious diseases in China or elsewhere. To the extent that such events occur, demand for the Company's products may decline, and the Chinese government or other governments may impose additional restrictions resulting in further shutdowns, further work restrictions, and the disruption of the Company’s supply and distribution channels.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, which may result in a period of regional, national, and global economic slowdown or regional, national, or global recessions that could affect the Company's ability to continue to commercialize and expand distribution of EVOMELA (Melphalan For Injection) or other drugs in the Company’s existing product pipeline. The effectiveness of the Company's sales teams may be negatively impacted by the lack of travel and their reduced ability to engage with decision-makers. In the first quarter of 2020, during which the peak of the pandemic occurred in China, the Company experienced some disruptions to EVOMELA marketing and sales activities due to travel restrictions and the prioritization of hospitals and physicians to attend to patients with COVID-19 infection. During the remainder of 2020, operations have returned to expected levels; however, there can be no assurance that such restrictions will not be imposed again. In addition, economic and other uncertainties may adversely affect other parties' willingness to negotiate and execute product licenses and thus hamper the Company's ability to in-license clinical-stage and late-stage drug candidates in China or elsewhere.

The Company currently relies on a single source for its supply of EVOMELA. Due to COVID-19, the Company experienced a disruption to its supply chain for EVOMELA. That disruption, along with a change in 2020 in the manufacturer of EVOMELA, contributed to a decrease in the Company's revenue for the second quarter of 2020. The Company has returned to expected levels of sales as indicated by the increase in sales in the second half of 2020.

If suppliers refuse or are unable to provide products for any reason (including the occurrence of an event like the COVID-19 pandemic that makes delivery impractical), the Company would be required to negotiate an agreement with a substitute supplier, which would likely interrupt the manufacturing of EVOMELA, cause delays and increase costs.

Clinical trials, whether planned or ongoing, may be affected by the COVID-19 pandemic. The Company's partner, Juventas, experienced some delay in the conduct of the CNCT19 clinical trials due to the COVID-19 pandemic. The COVID-19 pandemic has also impacted the Company's targeted start time of  CID-103 trial due to the lock-down of many medical facilities in Europe. Study procedures (particularly any procedures that may be deemed non-essential), site initiation, participant recruitment and enrollment, participant dosing, shipment of the Company's product candidates, distribution of clinical trial materials, study monitoring, site inspections and data analysis may be paused or delayed due to changes in hospital or research institution policies, federal, state or local regulations, prioritization of hospital and other medical resources toward COVID-19 efforts, or other reasons related to the pandemic. In addition, there could be a potential effect of COVID-19 on the operations of the health regulatory authorities, which could result in delays of reviews and approvals, including with respect to the Company's product candidates. Any prolongation or de-prioritization of the Company's clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of the Company's product candidates.

License and Distribution Agreements

China Resources Guokang Pharmaceuticals Co., Ltd

The Company has product rights and perpetual exclusive licenses from Acrotech Biopharma L.L.C. (“Acrotech”) to develop and commercialize its commercial product EVOMELA® in the greater China region (which includes China, Taiwan, Hong Kong and Macau). On December 3, 2018, the Company received NMPA’s approval for importation, marketing and sales in China, and in August 2019 the Company launched EVOMELA in China.  The NMPA required post-marketing study is ongoing and is actively recruiting.

In March 2019, the Company entered into a three-year exclusive distribution agreement with China Resources Guokang Pharmaceuticals Co., Ltd (“CRGK”) to appoint CRGK on an exclusive basis as its distributor to distribute EVOMELA in the territory of the People’s Republic of China (excluding Hong Kong, Taiwan and Macau), subject to certain terms and conditions. The Company’s internal marketing and sales team will continue to be responsible for commercial activities, including, for example, direct interaction with Key Opinion Leaders (KOL), physicians, hospital centers and the generating of sales.  Commercial sales of EVOMELA were launched in August 2019. For the year ended December 31, 2020 and 2019, the Company recognized $15.0 million and $4.1 million, respectively, of revenues from sales of EVOMELA under this arrangement.

Juventas Cell Therapy Ltd

In June 2019, the Company entered into a license agreement for worldwide license to commercialize an autologous anti-CD19 T-cell therapy product (CNCT19) from Juventas Cell Therapy Ltd (“Juventas”) (the “Juventas license agreement”).  Juventas is a China-

based company engaged in cell therapy. The terms of the agreement include RMB 70 million ($10 million) of milestone payments upon the registration of Phase II clinical trial of CNCT19 and sales royalty payments.  The milestone became probable to be met during the quarter ended September 30, 2020.  As a result, the Company paid the milestone payment of RMB 70 million to Juventas in September 2020 (see Note 3), which was expensed as acquired in-process research and development in the accompanying consolidated statement of operations and comprehensive income for the year ended December 31, 2020.

In September 2020, Juventas and its shareholders (including CASI Biopharmaceuticals) agreed to certain terms and conditions required by a new third-party investor to facilitate the Series B financing of Juventas, pursuant to which the Company agreed to amend and supplement the original licensing agreement (the "Supplementary Agreement") by agreeing to pay Juventas certain percentage of profits generated from commercial sales of CNCT19. The Supplementary Agreement also specifies a minimum annual target net profit to be distributed to Juventas and certain other terms and obligations. In return, the Company obtained additional equity interests in Juventas (see Note 3).

Under the Supplementary Agreement, Juventas and the Company will jointly market CNCT19, including, but not limited to, establishing medical teams, developing medical strategies, conducting post-marketing clinical studies, establishing Standardized Cell Therapy Centers, establishing and training providers with respect to cell therapy, testing for cell therapy, and monitoring quality controls (cell collection and transfusion, etc.), and patient management (adverse reactions treatment, patients’ follow-up visits, and establishment of a database). The Company also will reimburse Juventas for a portion of Juventas’ marketing expenses as reviewed and approved by a joint commercial committee to be constituted. The Company will continue to be responsible for recruiting and establishing a sales team to commercialize CNCT19.

In November 2020, Juventas Cell Therapy Ltd completed the Series B financing.

BioInvent International AB

In October 2020, the Company entered into an exclusive licensing agreement with BioInvent International AB (“BioInvent”) for the development and commercialization of novel anti-FcγRIIB antibody, BI-1206, in mainland China, Taiwan, Hong Kong and Macau.  BioInvent is a biotechnology company focused on the discovery and development of first-in-class immune-modulatory antibodies for cancer immunotherapy.

Under the terms of the agreement, BioInvent and CASI will develop BI-1206 in both hematological malignancies and solid tumors, with CASI responsible for commercialization in China and associated markets. CASI made a $5.9 million upfront payment in November 2020 to BioInvent and will pay up to $83 million in development and commercial milestone payments plus tiered royalties in the high-single to mid-double-digit range on net sales of BI-1206.  Because BI-1206 underlying the acquired rights has not reached technological feasibility and has no alternative uses, the Company expensed $5.9 million as acquired in-process research and development in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2020.

 BI-1206 is an antibody which has a novel mode-of-action, blocking the inhibitory antibody checkpoint receptor FcγRIIB to unlock anti-cancer immunity in both hematological malignancies and solid tumors for which the Company has exclusive greater China rights BI-1206 is the Company’s partner’s lead drug candidate and is being investigated in a Phase 1/2 trial, in combination with anti-PD1 therapy Keytruda® (pembrolizumab), in solid tumors, and in a Phase 1/2a trial in combination with MabThera® (rituximab) in patients with relapsed/refractory non-Hodgkin lymphoma (NHL). BioInvent International AB, released positive interim results from its Phase 1/2a trial that suggests that novel anti-FcyRIIB antibody BI-1206 restores activity of rituximab in patients with relapsed/refractory non-Hodgkin’s lymphoma. An FDA End of Phase 1 meeting for the NHL development program is planned for the third quarter of 2021.

Black Belt Therapeutics Limited

In April 2019, the Company entered into a license agreement with Black Belt Therapeutics Limited (“Black Belt”) for exclusive worldwide rights to CID-103, an investigational anti-CD38 monoclonal antibody (Mab) (formerly known as TSK011010). The CID-103 Phase 1 study is scheduled to begin in EU in March 2021.  The Company expects that its clinical materials and commercial inventory will be supplied by one or more contract manufacturers with whom the Company is in current discussions.  Under the terms of the agreement, CASI obtained global rights to CID-103 for an upfront payment of 5 million euros ($5.7 million) as well as certain milestone and royalty payments. Because CID-103 underlying the acquired rights has not reached technological feasibility and has no alternative uses, the Company expensed 5 million euros as acquired in-process research and development in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2019.

Cleave Therapeutics, Inc.

In March 2021, the Company entered into an exclusive license with Cleave Therapeutics, Inc. (“Cleave”) for the development and commercialization of CB-5339, an oral novel VCP/p97 inhibitor, in both hematological malignancies and solid tumors, in Mainland China, Hong Kong, Macau and Taiwan.  Cleave is a clinical-stage biopharmaceutical company focused on valosin-containing protein (VCP)/p97 as a novel target in protein homeostasis, DNA damage response and other cellular stress pathways for therapeutic use in cancer.  CB-5339 is being evaluated in a Phase 1 clinical trial in patients with acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS), while the National Cancer Institute (NCI) is sponsoring and evaluating CB-5339 in a Phase 1 clinical trial of patients with solid tumors and lymphomas.

Pharmathen Global BV

On October 29, 2019, the Company entered into an exclusive distribution agreement with Pharmathen Global BV ("Pharmathen") for the development and distribution of octreotide long acting injectable (Octreotide LAI) microsphere in China.  Octreotide LAI formulations, which are approved in various European countries, are considered a standard of care for the treatment of acromegaly and the control of symptoms associated with certain neuroendocrine tumors. Subject to regulatory and marketing approvals, the Company intends to advance and commercialize these established products in China.

The terms of the agreement include an upfront payment of 1 million euros which was paid by the Company in 2019, and up to 2 million euros of additional milestone payments. During the year ended December 31, 2020, milestones were achieved related to Pharmathen's approval of Octreotide in the UK, which triggered a 1 million euros payment to Pharmathen, and related to the first submission to the National Medical Products Administration in China, triggering a 500,000 euros payment to Pharmathen. The 1.5 million euros ($1.7 million) was expensed as acquired in-process research and development in the accompanying consolidated statement of operations and comprehensive income for the year ended December 31, 2020. CASI is responsible for the development, import drug registration, product approval and commercialization in China. CASI has a 10-year non-royalty exclusive distribution period after the product launch at agreed supply costs for the first three years.

Riemser Pharma GmbH

In August 2019, the Company entered into an distribution agreement in China with Riemser Pharma GmbH (“Riemser”) to a novel formulation of thiotepa, a chemotherapeutic agent, which has multiple indications including use as a conditioning treatment for use prior to allogenic hematopoietic stem cell transplantation. Thiotepa has a long history of established use in the hematology/oncology setting. Pursuant to the distribution agreement, CASI obtained the exclusive distribution right of the products in China, and Riemser will be responsible for manufacturing and supplying CASI with clinical materials and commercial inventory.  Subject to regulatory and marketing approvals, the Company intends to advance and commercialize these established products in China.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company's significant accounting estimates relate to recoverability of operating lease right-of-use assets, intangible assets and long-term investments, net realizable value and obsolescence allowance for inventory, deferred tax assets and valuation allowance, allowance for doubtful accounts, stock-based arrangements and fair value of investments in equity securities in Juventas. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results may differ from those estimates, and such differences may be material to the consolidated financial statements.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, in which CASI, directly or indirectly, has a controlling financial interest. These subsidiaries include Miikana Therapeutics, Inc. ("Miikana"), CASI China, CASI Wuxi and CASI Biopharmaceuticals.

CASI China is a non-stock Chinese entity with 100% of its interest owned by CASI. CASI China received approval for a business license from the Beijing Industry and Commercial Administration in August 2012 and has operating facilities in Beijing.

CASI Wuxi was established on December 26, 2018 in China to develop a manufacturing facility in China. CASI Biopharmaceuticals is a wholly owned subsidiary of CASI Wuxi and was established in April 2019. The Company controls CASI Wuxi through 80% voting rights. Accordingly, the financial statements of CASI Wuxi have been consolidated in the Company's consolidated financial statements since its inception.

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

Revenue Recognition

Product sales recognized in the consolidated statements of operations are considered revenue from contracts with customers and, accordingly, the Company recognizes revenue using the following steps:

●	Identification of the contract, or contracts, with a customer;
●	Identification of the performance obligations in the contract;
●	Determination of the transaction price, including the identification and estimation of variable consideration;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when the Company satisfies a performance obligation.

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

The costs of assurance type warranties that provide the customer the right to exchange purchased product that does meet appropriate quality standards are recognized when they are probable and are reasonably estimable. There was no product exchange during the years ended December 31, 2020 and 2019. As of December 31, 2020 and 2019, the Company did not incur, and therefore did not defer, any material costs to obtain or fulfill contracts. The Company did not have any contract assets or contract liabilities as of December 31, 2020 and 2019.

Concentrations of Risk

Cash Concentration Risk

The Company maintains its U.S. and RMB cash in bank deposit accounts, which, at times, may exceed regulated insured limits. The Company believes it is not exposed to significant credit risk on cash and cash equivalents.

Vendor Concentration Risk

The Company has a sole supplier for its EVOMELA product. Through the second quarter of 2020, it was sourced solely from Spectrum Pharmaceuticals, Inc. (“Spectrum”) and its suppliers.  Starting with the third quarter of 2020, and all future needs will be sourced from Acrotech and its suppliers. The Company’s ability to select other providers of EVOMELA is limited by FDA regulations.

Accounts Receivable and Credit Concentration

CRGK is the sole customer of the Company's EVOMELA product sales in China. All consolidated revenues for the year ended December 31, 2020 and 2019 were generated from sales to CRGK in China, and all the Company's accounts receivable balance as of December 31, 2020 and 2019 were due from CRGK. Accounts receivable consist of CRGK receivables of $4.6 million and $1.3 million as of December 31, 2020 and 2019, respectively.

The Company extends credit to CRGK on an unsecured basis and maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable. In establishing the required allowance, management considers the historical losses, customer’s financial condition, the amount of accounts receivables in dispute, the accounts receivables aging and the customer’s payment pattern. The Company determined that no allowance for doubtful accounts were necessary as of December 31, 2020 and 2019. The balance of accounts receivable as of December 31, 2020 has been subsequently collected.

Fair Value of Financial Instruments

The majority of the Company’s financial instruments (consisting principally of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued liabilities, bank borrowings, and notes payable) are carried at cost which approximates their fair values due to the short-term nature of the instruments. The Company’s investment in equity securities is carried at fair value, and its investment in convertible loan-AFS are carried at fair value (see Note 3). The Company also had a note payable which was paid off during the year ended December 31, 2019 (see Note 11).

See Note 18 for additional fair value disclosures.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and impairment, if any.

Costs incurred in the construction of property, plant and equipment, including down payments and progress payments, are initially capitalized as construction-in-progress and transferred into their respective asset categories when the assets are ready for their intended use, at which time depreciation commences. Furniture and equipment are depreciated over their estimated useful lives of 3 to 5 years. Leasehold improvements are amortized over the shorter of their useful lives or the lease term. Depreciation and amortization expense are determined on a straight-line basis.

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

Impairment of Long-Lived Assets

Long-lived assets, including property, plant and equipment, operating lease right-of-use (“ROU”) assets and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events and circumstances include the use of the asset or asset group in current research and development projects and any potential alternative uses of the asset or asset group. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.  Impairment charges related to property, plant and equipment were $0 and $386,000 for the years ended in December 31, 2020 and 2019, respectively.  Impairment charges related to intangibles were $1.5 million and $0 for the years ended in December 31, 2020 and 2019, respectively.

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

Net Loss Per Share

Net loss per share (basic and diluted) was computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding. As of December 31, 2020, and 2019, outstanding stock options totaling 16,746,238 and 18,268,372, respectively, and outstanding warrants totaling 8,271,709 and 9,843,720, respectively, were anti-dilutive, and therefore, were not included in the computation of weighted average shares used in computing diluted loss per share.

New Accounting Pronouncements

Recently Adopted Pronouncements

Effective January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”). The guidance amends the accounting requirements for leases and requires lessees to recognize assets and liabilities related to long-term leases on the balance sheets and expands disclosure requirements regarding leasing arrangements. The Company adopted this guidance on a modified retrospective basis and used the following practical expedients:

●	The Company did not reassess if any expired or existing contracts are or contain leases;
●	The Company did not reassess the classification of any expired or existing leases.

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

Upon adoption of the new guidance on January 1, 2019, the Company recorded right of use assets of $3.0 million and recognized lease liabilities of $3.2 million.  There was no cumulative effect impact to accumulated deficit as of January 1, 2019. No adjustments were made to prior comparative periods.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new guidance requires a customer in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The update is effective for calendar-year public business entities in 2020. For all other calendar-year entities, it is effective for annual periods beginning in 2021 and interim periods in 2022. Early adoption is permitted. The Company early adopted this guidance effective January 1, 2019. The net impact to the financial statements was $140,000 of capitalized cost.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements. The amendments applicable to the disclosures of changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption. This ASU is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted, and an entity is also permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. The Company adopted this guidance effective January 1, 2020. The adoption of this new accounting standard did not have a significant impact on the Company's consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”) and subsequent amendments to the initial guidance including ASU No. 2018-19, ASU No. 2019-04, and ASU No. 2019-05 (collectively, “Topic 326”). Topic 326 requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This standard is effective for public business entities, excluding entities eligible to be smaller reporting companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, this standard is effective for annual and interim periods beginning after December 15, 2022 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. As a smaller reporting company, the Company expects to adopt this standard in fiscal year 2023. The Company is currently assessing the impact that the adoption of this ASU will have on the consolidated financial statements.

There are no other recently issued accounting pronouncements that are expected to have a material effect on the Company’s financial position, results of operations or cash flows.

3.      INVESTMENT IN EQUITY SECURITIES, AT FAIR VALUE AND LONG-TERM INVESTMENTS

Investment in equity securities, at fair value

MaxCyte Inc.

The Company has an equity investment in the common stock of MaxCyte, a publicly traded company. The Company’s investment in this equity security is carried at its fair value, with changes in fair value reported in the statement of operations each reporting period. The fair value of this security was measured using its quoted market price, a Level 1 input, and was $2.7 million as of December 31, 2020 and $0.6 million on December 31, 2019 (see Note 18).

BioInvent International AB

In October 2020, in conjunction with its license agreement entered into with BioInvent (see Note 1), a publicly traded company, CASI made a $6.3 million investment (equivalent to SEK 53.8 million) to acquire 1.2 million new shares (after 25:1 reverse stock split) of BioInvent, and 14,700,000 warrants, each warrant with a right to subscribe for 0.04 shares (after 25:1 reverse stock split)  in BioInvent within a period of five years.

The investments in the ordinary shares and warrants of BioInvent are carried at fair value, with changes in fair value reported in the statement of operations each reporting period. The fair value of the ordinary shares was measured using its quoted market price, a Level 1 input, and was  $6.6 million as of December 31, 2020 (see Note 18).

The fair value of the warrants was measured using observable market-based inputs other than quoted prices in active markets for identical assets or liabilities, level 2 inputs.  The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of warrants. The fair value of the warrants was $841,000 as of December 31, 2020 (see Note 18), with assumptions including an expected life of 4.91 years, an assumed volatility of 47.63%, and a risk-free interest rate of 0.36%.

The following table summarizes the Company’s investments in equity securities at Fair Value as of December 31, 2020:

			Gross
(In thousands)			unrealized	Aggregate fair
Description	Classification	Cost	gains	value
MaxCyte - equity interest	Investment	$—	$2,729	$2,729
BioInvent - equity interest	Investment	$5,661	$919	$6,580

Unrealized gain (losses) on the Company’s equity investment for the year ended December 31, 2020 and 2019 were $3.2 million and ($288,000), respectively, and are recognized as change in fair value of investment in equity securities in the accompanying consolidated statements of operations and comprehensive loss.

Long-term investments

Long-term investments consisted of the following:

	December 31,
(In thousands)	2020	2019
Available-for-sale debt securities:
Black Belt Tx Limited - convertible loan	$83	$—
Securities measured at fair value:
BioInvent International AB - warrants	840	—
Equity securities without readily determinable fair value:
Black Belt Tx Limited - equity interest	2,250	2,250
Juventas Cell Therapy Ltd - equity interest	26,059	11,355
Juventas Cell Therapy Ltd - put option	210	433
Total	$29,442	$14,038

Black Belt Tx Limited

In April 2019, in conjunction with its license agreement entered into with Black Belt (see Note 1), the Company made a 2 million euros ($2,249,600) equity investment in the ordinary shares of a newly established, privately held UK Company, Black Belt Tx Ltd ("Black Belt Tx"), representing a 14.1% equity interest with the right to appoint a non-voting board observer. As the Company does not have significant influence over operating and financial policies of Black Belt Tx, and the equity interests do not have readily determinable fair value, the investment in Black Belt Tx is stated at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. The Company did not record any adjustments or impairments during the year ended December 31, 2020 and 2019 related to this investment.

In July 2020, the Company entered into a three-year convertible loan agreement with Black Belt Tx (the "Black Belt Tx Loan") in the amount of 211,800 euros ($250,000) with a non-compounding annual interest rate of 6% payable at maturity. The principal balance is also due at maturity. The proceeds will support and advance Black Belt Tx's programs and general operations.

The loan principal will be disbursed in three equal installments of 70,600 euros ($83,000). The first tranche was disbursed upon execution of the loan agreement in August 2020. The second tranche was disbursed in February 2021. In the first quarter of 2021, Black Belt Tx reached certain operational circumstances as stipulated in the loan agreement, and Black Belt Tx’s Board of Directors met in February 2021 to approve disbursement of the second tranche.  The third tranche will be disbursed in the event Black Belt Tx reaches again certain operational circumstances as stipulated in the loan agreement and with Black Belt Tx's Board of Directors' approval.

In the event that Black Belt Tx, on or prior to the maturity date, completes an equity financing round of at least 5,000,000 euros ($5.9 million), then the outstanding principal amount shall be automatically converted into such shares at 80% of the price per share issued divided by a compensating factor based on the number of years that the Black Belt Tx Loan has been outstanding. The investment in convertible loan is accounted for as investment in debt securities as available-for-sale instrument.

Juventas Cell Therapy Ltd

In June 2019, in conjunction with its license agreement entered into with Juventas (see Note 1), the Company, through CASI Biopharmaceuticals, a wholly-owned subsidiary of CASI Wuxi, made an RMB 80 million ($11,788,000) investment in Juventas, a privately held, China-based company, in Juventas' Series A plus equity, which represented a 16.327% equity interest on a fully diluted basis, and the right to appoint a non-voting board observer. The Company was entitled with substantive liquidation preference over the founding shareholder of Juventas. In addition, the Juventas' founding shareholder provided a put option to the Company pursuant to which the Company can put the equity investment to the founding shareholder at a fixed return of 8% per annum upon occurrence of certain events. The investment in the equity interests of the Juventas and the investment in put option to the founding shareholder were accounted for as investments in equity securities using the measurement alternative at its cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, as the fair value of the equity securities of Juventas is not readily determinable. The consideration of RMB 80 million ($11,788,000) was allocated into investment in equity interests and investment in put option based on their relative fair value on the transaction date.

In September 2020, in conjunction with the Supplementary Agreement entered into with Juventas (see Note 1), the Company obtained additional Series A plus equity interest in Juventas with substantive liquidation preference over Juventas' founding shareholder, resulting in the Company's equity ownership increasing to 16.45% (post-Juventas Series B financing) on a fully diluted basis. CASI Biopharmaceuticals is also entitled to appoint a director to Juventas’ board of directors. Juventas' founding shareholder also provided a put option to the Company pursuant to which the Company can put the additional equity investment to the founding shareholder at RMB 70 million plus a fixed return of 8% per annum upon occurrence of certain events. The transaction closed on September 29, 2020. The fair value of the Company's additional equity interest in Juventas and the new put option was RMB 83.7 million ($12.3 million) and RMB 0.4 million ($64,000) on September 29, 2020, respectively, which was estimated using significant estimates and assumptions, including multiples of selected comparable companies in applying the market approach model.

Since the equity interest with substantive liquidation preference is not in-substance common stock, the investment in the additional equity interests of Juventas was accounted for as an investment in equity securities at transaction date fair value with a corresponding credit to Other Liabilities. The profit-sharing liability represents the Company's obligation to pay an increased share of future profits pursuant to the Supplementary Agreement (see Note 1) which was conveyed by the Company in exchange for the additional equity interests in Juventas. The Company views this as a payment from a vendor that should reduce cost of revenues over the period of royalty payments. The long-term liability will be derecognized as payments are made on a systematic and rational basis representing the pattern in which the Company expects to settle the profit-sharing payment during the commercialization period of CNCT19.

The investments are measured using the measurement alternative at its cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, as the fair value of the equity securities of Juventas is not readily determinable. In addition, the changes in the fair value of the original investment in equity interests and put option in the amount of $1,116,000 resulting from the observable price in this transaction was recognized during the year ended December 31, 2020.

In June 2020, the Company entered into a one-year loan agreement with Juventas in the amount of RMB 30,000,000 ($4,243,000) with an annual interest rate of 20%. In August 2020, the Company entered into another one-year loan with Juventas in the amount of RMB 40 million ($5,790,000) for one year with an annual interest rate of 20%. In September 2020, the Company received early repayments for both principals and accrued interest from Juventas. For the year ended December 31, 2020, the Company recognized interest income of $351,000 and $375,000, respectively.

4.      INVENTORIES

Inventories at December 31, 2020 and 2019 consisted of the following:

	December 31
(In thousands)	2020	2019
Finished goods	$1,356	$4,514
Raw materials	—	28
Total	$1,356	$4,542

No provisions to write down the carrying amount of inventory have been recorded in the year ended December 31, 2020. Provisions to write-down the carrying amount of obsolete inventory related to ANDAs were $152,000, and were recorded as expenses in the consolidated statements of comprehensive loss for the year ended December 31, 2019.

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

The Company has made accounting policy elections whereby it (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combines lease and non-lease components for facilities leases, which primarily relate to ancillary expenses such as common area maintenance charges and management fees of its operating leases. Operating lease liabilities (see below) are included in accrued liabilities and other current liabilities, and other liabilities (noncurrent) in the consolidated balance sheets as of December 31, 2020. As of December 31, 2020, the Company did not have any finance leases.

All of the Company’s existing leases as of December 31, 2020 are classified as operating leases. As of December 31, 2020, the Company has seven material operating leases for land, facilities and office equipment with remaining terms expiring from 2021 through 2069 and a weighted average remaining lease term of 38.37 years. The Company has fair value renewal options for many of the Company’s existing leases, none of which are considered reasonably certain of being exercised or included in the minimum lease term. Weighted average discount rates used in the calculation of the lease liability is 3.72%. The discount rates reflect the estimated incremental borrowing rate, which includes an assessment of the credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to the lease payments in a similar economic environment.

In November 2019, CASI Wuxi entered into a fifty-year lease agreement for the right to use state-owned land in China for the construction of a manufacturing facility. The land parcel is 74,028.40 square meters.  The Company classifies this lease as an operating lease. The Company prepaid all of the lease payments for the land use right in 2019 in the amount of RMB45 million (equivalent to $6.5 million).  During 2020, the Company entered into two 3-year lease agreements for office space in China each of which continue through August 2023 and September 2023, respectively, and one 5-year lease agreement for a Research and Development facility also in China which continues through March 2025. The Company recorded right-of-use assets of $1.3 million and related lease liabilities of $1.2 million at lease commencement date. The Company classifies these leases as operating leases.

In the fourth quarter of 2020, the company terminated one lease of office space twelve months earlier than the lease term and recognized a loss of $13,000 from this lease termination.

Rent expense for the years ended December 31, 2020 and December 31, 2019 was $1,600,000 and $1,315,000. There were no variable lease costs or sublease income for leased assets for the years ended December 31, 2020 and 2019.

Right of use assets and liabilities as of December 31, 2020 and December 31, 2019 consolidated balance sheets were as follows:

(In thousands)	December 31,
	2020	2019
Right of use assets	$8,696	$8,708

Accrued liabilities	$939	$1,182
Other liabilities	965	1,019
Total lease liabilities	$1,904	$2,201

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$1,375	$1,315

Right of use assets obtained in exchange for lease obligations:	$1,196	$2,157

A maturity analysis of the Company’s operating leases as of December 31, 2020 follows:

Future undiscounted cash flows:

(In thousands)
2021	$1,052
2022	626
2023	280
Thereafter	42
Total	2,000

Discount factor	(96)
Lease liability	1,904
Amounts due within 12 months	939
Non-current lease liability	$965

6.      PROPERTY, PLANT AND EQUIPMENT

In November 2019, CASI Wuxi entered into a lease agreement for the right to use state-owned land in China for the construction of a manufacturing facility. Pursuant to the agreement, CASI Wuxi commits to invest land use right and property, plant and equipment of RMB 1 billion (equivalent to $143 million).  On August 27, 2020, CASI Wuxi entered into a Construction Project Contract (the "Construction Contract") with China Electronic System Engineering No. 2 Construction Co., Ltd. ("China Engineering"). Pursuant to the Construction Contract, CASI Wuxi will pay a contract price of RMB 74,588,000 (equivalent to  $10,923,000) to retain China Engineering to complete the phase 1 project of CASI Wuxi's research and development production base, consisting of construction and installation of a combined factory building, warehouse, guard house and public works. The estimated completion date is October 2023.

Construction in progress (“CIP”) is included in Property, Plant and Equipment (“PP&E”). CIP is stated at cost and includes costs incurred to acquire, construct, or install PP&E. CIP overhead is expensed as incurred. Construction in progress is not depreciated until such time when the asset is substantially completed and ready for its intended use.  At December 31, 2020, CIP is $1.2 million.

Furniture and equipment are stated at cost and are depreciated over their estimated useful lives of 3 to 5 years. Leasehold improvements are stated at cost and are amortized over the shorter of their useful lives or the lease term. Depreciation and amortization expense are determined on a straight-line basis. Depreciation and amortization expense were $562,000 and $603,000 in 2020 and 2019, respectively.

Property, plant and equipment consist of the following:

(In thousands)	December 31,
	2020	2019
Furniture and equipment	$1,622	$1,305
Leasehold improvements	985	792
Construction in progress	1,193	—
Total property, plant and equipment, gross	3,800	2,097
Accumulated depreciation and amortization	(1,322)	(726)
Impairment of property, plant and equipment	(416)	(386)
	$2,062	$985

The Company recognized no impairment during the year ended December 31, 2020, and $386,000 during the year ended December 31, 2019 related to equipment which was leased to a related party (see Note 19).

7.      INTANGIBLE ASSETS

Intangible assets include ANDAs that were acquired as part of 2018 asset acquisitions and US marketed generic products and capitalized cost related to a cloud computing arrangement (CCA). These intangible assets were originally recorded at relative estimated fair values based on the purchase price for the asset acquisitions and are stated net of accumulated amortization and impairment, if any.

The ANDAs are amortized over their estimated useful lives of 13 years, using the straight-line method. The cloud computing arrangement is amortized over its useful life of 5 years.

In February 2020, the Company entered into an agreement with Chartwell Rx Sciences, LLC (“Chartwell”) in which the Company sold and transferred the control of seven U.S. FDA-approved ANDAs to Chartwell in exchange for $450,000 in cash, which the Company received in March 2020. These ANDAs had a net book value of $0 at the time of sale. The Company is entitled to an additional $1 million, contingent upon Chartwell receiving certain FDA approvals relating to certain of these ANDAs. The Company recognized a gain on disposal of intangible assets in the amount of $450,000 in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2020. The additional $1 million is treated as variable consideration. Because the amount of variable consideration is highly susceptible to factors outside the Company's influence and the Company’s experience with similar types of contracts is limited, the Company did not include the amount of variable consideration in recognition of gain on disposal of intangible assets for the year ended December 31, 2020. The Company will recognize the variable consideration and additional gain on disposal of intangible assets when the constraint on variable consideration is resolved, i.e., Chartwell receives relevant FDA approvals.

Intangible assets at December 31, 2020 consists of the following:

(In thousands)
Asset	Purchase Price	Accumulated Amortization	Estimated useful lives
ANDAs	$15,832	$(2,721)	13 years
Others	197	(98)	5 years
Total	$16,029	$(2,819)

The changes in intangible assets for the year ended December 31, 2020 are as follows:

(In thousands)
Balance as of December 31, 2019	$13,674
Additions	—
Disposal of 7 ANDAs at $0 net book value	—
Amortization expense	(1,289)
Foreign currency translation adjustment	825
Balance as of December 31, 2020	$13,210

Expected future amortization expense is as follows as of December 31, 2020:

(In thousands)
2021	$1,321
2022	1,321
2023	1,321
2024	1,288
2025	1,288
2026 and thereafter	6,671

8.      ASSETS HELD FOR SALE

During the year ended December 31, 2020, the Company classified 14 ANDAs as assets held for sale as it committed to plans to sell these assets within one year and actively market the assets in their current condition at a price that is reasonable in relation to their estimated fair value. The Company reclassified the comparable balance sheet amounts related to these fourteen ANDAs in the amount of $3.2 million as of December 31, 2019 from intangible assets to assets held for sale. The Company recorded an impairment related to these assets held for sale of $1.5 million during the year ended December 31, 2020.

In July 2020, the Company entered into an agreement with Rubicon Research Private Limited (“Rubicon”) in which the Company sold and transferred the control of four U.S. FDA-approved ANDAs to Rubicon in exchange for $1.25 million in cash, which the Company received in July 2020. These ANDAs had a net book value of $1.25 million at the time of sale resulting in no gain or loss on the sale.

In October 2020, the Company entered into an agreement with Chartwell pursuant to which the Company sold and transferred the control of 10 ANDAs to Chartwell in exchange for $1.0 million in cash, which the Company received in the fourth quarter of 2020. These ANDAs had a net book value of $0.3 million at the time of sale, resulting in a gain on sale of assets of $0.7 million in the fourth quarter of 2020.

Assets held-for-sale at December 31, 2019 consist of the following:

(In thousands)	December 31, 2019
Cost of intangible assets	$4,074
Accumulated amortization	(853)
$3,221

9.      GRANTS

In November 2019, CASI Wuxi entered into a fifty-year lease agreement for the right to use state-owned land in China for the construction of a manufacturing facility (see Note 5). In November 2019, the Company entered into a grant agreement with the Administrative Committee of Wuxi Huishan Economic Development Zone, under which, the Company is eligible for grants up to RMB 25 million (equivalent to $3.6 million) to support the development of CASI Wuxi’s manufacturing site.

In April 2020, CASI Wuxi received RMB 15.9 million (equivalent to $2.2 million) from the Jiangsu Province Wuxi Huishan Economic Development Zone as a government grant for this development project which was recorded as deferred income in April 2020.  The grant will be amortized over the term of the lease of the land.  The Company recognized $35,000 of other income during the year ended December 31, 2020.

10.BANK BORROWINGS

On November 3, 2020, Beijing Branch of China CITIC Bank Corporation Limited approved a guaranteed line of Credit (“Bank Borrowings) to the Company with maximum borrowings of RMB 10.0 million ($1.5 million).  The joint and several liability guarantee was provided by Beijing Capital Financing Guarantee Co, Ltd.  At December 31, 2020, the Company had outstanding borrowings under the Bank Borrowings of RMB 5.4 million ($826,000), which matures on November 7, 2021, and bears interest at a fixed rate of 3.35% per annum.   Interest expense of $1,000 was recorded in the year ended December 31, 2020.

11.      NOTES PAYABLE

On April 27, 2020, M&T Bank approved a $465,595 loan to the Company under the Paycheck Protection Program (PPP) pursuant to the Coronavirus Aid, Relief and Economic Security (CARES) Act that was signed into law on March 27, 2020. The loan, evidenced by a promissory note to M&T Bank as lender and dated April 29, 2020, has a term of two years, is unsecured, and is guaranteed by the Small Business Administration (SBA). The loan bears interest at a fixed rate of one percent per annum.  Some or all of the loan may be forgiven if the Company complies with certain relevant conditions.  In June 2020, the PPP was amended through enactment of the Paycheck Protection Program Flexibility Act of 2020 (PPPFA).  Under the new act, the Company’s payments of principal and interest are deferred until October 2021.  The Company has until August 2021 to apply for loan forgiveness before potential loan payments would begin.

Interest expense of $3,100 was recorded in the year ended December 31, 2020.

12.      REDEEMABLE NONCONTROLLING INTEREST

On December 26, 2018, the Company, together with Wuxi Jintou Huicun Investment Enterprise, a limited partnership organized under Chinese law (“Wuxi LP”) established CASI Wuxi to build and operate a manufacturing facility in the Wuxi Huishan Economic Development Zone in Jiangsu Province, China. The Company holds 80% of the equity interests in CASI Wuxi and will invest, over time, $80 million in CASI Wuxi. The Company’s investment will consist of (i) $21 million in cash (paid in February 2019), (ii) a transfer of selected ANDAs valued at $30 million (transferred in May 2019), and (iii) an additional $29 million cash payment within three years from the date of establishment of CASI Wuxi. Wuxi LP holds 20% of the equity interest in CASI Wuxi through its investment in RMB of $20 million in cash (paid in March 2019). As the transfer of ANDAs, valued at $30 million, was to the Company’s consolidated subsidiary (CASI Wuxi), the Company recognized the transfer of the ANDAs at their carrying value and did not recognize a gain on the transfer.

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

Changes in redeemable noncontrolling interest during the year ended December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
(In thousands)	2020	2019
Balance at beginning of period	$20,670	$—
Cash contribution by Wuxi LP	—	20,000
Share of CASI Wuxi net (loss)/income	(918)	(395)
Accretion of redeemable noncontrolling interest	1,694	1,065
Foreign currency translation adjustment	587	—
Balance at end of period	$22,033	$20,670

13.      STOCKHOLDERS’ EQUITY

The Company had 250 million of authorized common stock at December 31, 2020 and 2019, respectively. The Company had 5 million of authorized preferred stock as of December 31, 2020 and 2019. The Company held 79,545 of shares of common stock in treasury at its acquisition cost at December 31, 2020 and 2019.

March 2021 Underwritten Public Offering

On March 24, 2021, the Company closed an underwriting agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc., as representative of the several underwriters named therein (the “Underwriters”), providing for the offer and sale of 15,853,658 shares of the Company’s common stock (the “Offering”) at a price to the public of $2.05 per share. In addition, the Company granted the Underwriters an option to purchase up to an additional 2,378,048 shares of common stock, which terminates on the earlier of 30 days and the day before the Company files to the Securities and Exchange Commission (“SEC”) the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The Offering closed on March 26, 2021.  The gross proceeds to CASI from the Offering are approximately $32.5 million, excluding the over-allotment option and before deducting the underwriting discounts and commissions and offering expenses payable by CASI.

Certain insiders, including CASI’s Chairman and Chief Executive Officer, purchased shares of common stock in the Offering at the public offering price and on the same terms as the other purchasers in this Offering. The Company has agreed to pay the underwriters a commission of 1% of the gross proceeds raised from certain such insiders, and 6% of the gross proceeds raised in the offering from other investors.

The Offering is being made by means of a written prospectus supplement and accompanying prospectus forming part of a shelf registration statement on Form S-3 (Registration Statement No. 333-250801), previously filed with the SEC on November 20, 2020, which was declared effective on December 2, 2020. The Company filed a final prospectus supplement, dated March 24, 2021, with the SEC relating to the Offering.

Pursuant to the Underwriting Agreement, the Company’s directors and executive officers entered into agreements in substantially the form agreed to by the Underwriters providing for a 90-day “lock-up” period with respect to sales of specified securities, subject to certain exceptions.

The Company intends to use the net proceeds of this offering for working capital and general corporate purposes, which include, but are not limited to advancing the Company’s product portfolio, acquiring the rights to new product candidates and general and administrative expenses.

“Shelf “Registration Statement

On November 20, 2020, the Company filed a Form S-3 registration statement with the SEC utilizing a “shelf” registration process. In December 2020, the Form S-3 registration statement was declared effective by the SEC. Pursuant to this shelf registration statement, the Company may sell debt or equity securities in one or more offerings up to a total public offering price of $150 million. As a result of the Company’s failure to timely file a periodic report with the SEC in connection with the adoption of the Company’s amended and restated bylaws, absent a waiver of the Form S-3 eligibility requirements, the Company is ineligible to use or file new short form registration statements on Form S-3 until October 1, 2021, assuming the Company continues to timely file the required Exchange Act reports. In the interim, however, the Company may raise capital pursuant to a registration statement on Form S-1 or on a private placement basis.

July 2020 Underwritten Public Offering

On July 24, 2020, the Company closed an underwritten public offering of 23 million shares of common stock (the "Offering") and received gross proceeds of $43.7 million before deducting the underwriting discounts and commissions and offering expenses payable by CASI. Certain insiders, including CASI's Chairman and CEO, and CASI's President, purchased shares of common stock in the Offering at the public offering price and on the same terms as the other purchasers in this Offering. CASI's Chairman and CEO purchased 2,952,426 shares directly and ETP Global Fund LP purchased 1,200,000 shares. CASI's President purchased 20,152 shares.

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

In 2018, the Company issued 143,248 shares under the Sales Agreement resulting in net proceeds to the Company of $475,000. As of December 31, 2020, $19.5 million remained available under the Sales Agreement.

On July 19, 2019, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (the “Open Market Agreement”). Pursuant to the terms of the Open Market Agreement, the Company may elect to sell from time to time, at its option, up to $30 million in shares of the Company’s common stock, through Jefferies LLC, as sales agent. In 2019, the Company issued 59,000 shares under the Open Market Agreement resulting in net proceeds to the Company of $182,000.

During 2020, the Company issued 434,000 shares under the Open Market Agreement with net proceeds of $1,357,000. As of March 30, 2021, the Company has issued 493,000 shares with net proceeds of $1,539,000. As of March 30, 2021, $28.4 million remained available under the Open Market Agreement.

Stock purchase warrants activity for the year ended December 31, 2020 and 2019 is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2018	11,781,825	$—
Issued	—	$—
Exercised	(1,938,105)	$1.69
Expired	—	$—
Outstanding at December 31, 2019	9,843,720	$4.43
Issued	—	$—
Exercised	(82,304)	$1.69
Expired	(1,489,707)	$3.75
Outstanding at December 31, 2020	8,271,709	$4.58
Exercisable at December 31, 2020	8,271,709	$4.58

All outstanding warrants are equity classified.

14.      NET LOSS PER SHARE

Net loss per share (basic and diluted) was computed by dividing net loss attributable to common stockholders, considering the accretions to redemption value of the redeemable noncontrolling interest, by the weighted average number of shares of common stock outstanding. As of December 31, 2020, and 2019, outstanding stock options totaling 16,746,238 and 18,268,372, respectively, and outstanding warrants totaling 8,271,709 and 9,843,720, respectively, were anti-dilutive, and therefore, were not included in the computation of weighted average shares used in computing diluted loss per share.

The following table sets forth the basic and diluted net loss per share computation and provides a reconciliation of the numerator and denominator for the periods presented:

	Year Ended December 31,
(In thousands, except per share data)	2020	2019
Numerator:
Net loss attributable to CASI Pharmaceuticals, Inc.	$(48,287)	$(46,032)
Denominator:
Weighted average number of common shares	110,452	95,948
Denominator for basic and diluted net loss per share calculation	110,452	95,948
Net loss per share
— Basic and diluted	$(0.44)	$(0.48)

15.      EMPLOYEE BENEFIT PLAN

The Company sponsors the CASI Pharmaceuticals, Inc. 401(k) Plan and Trust. The plan covers substantially all U.S. employees and enables participants to contribute a portion of salary and wages on a tax-deferred basis. Contributions to the plan by the Company are discretionary. Contributions by the Company totaled $250,000 and $217,000 in 2020 and 2019, respectively.

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $1,542,000 and $1,780,000 for the years ended December 31, 2020 and 2019, respectively.

16.      STOCK-BASED COMPENSATION

The Company has adopted various stock compensation plans for executive, scientific and administrative personnel of the Company, as well as outside directors and consultants. In June 2019, the Company’s stockholders approved an amendment to the 2011 Long-Term Incentive Plan, increasing the number of shares of common stock reserved for issuance from 20,230,000 to 25,230,000 to be available for grants and awards. As of December 31, 2020, a total of 10,084,923 shares remained available for grant under the Company’s 2011 Long-Term Incentive Plan.

The Company’s net loss for the twelve months ended December 31, 2020 and 2019 includes $7,821,000 and $7,310,000, respectively, of non-cash compensation expense related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense, as follows:

	Year ended
	December 31,
(In thousands)	2020	2019
Research and development	$245	$466
Sales and Marketing	39	—
General and administrative	7,537	6,844
Share-based compensation expense	$7,821	$7,310

Compensation expense related to stock options is recognized over the requisite service period, which is generally the option vesting term of up to five years. Awards with performance conditions are expensed when it is probable that the performance condition will be achieved. For the years ended December 31, 2020 and 2019, $49,000 and $73,000 was expensed for share awards with performance conditions that became probable during the year, respectively.

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

Following are the weighted-average assumptions used in valuing the stock options granted to employees during the years ended December 31, 2020 and 2019:

	Year ended
	December 31,
	2020		2019
Expected volatility	78.70%		77.30%
Range of expected volatility	75.84% to 81.63%		75.50% to 84.48%
Range of risk free interest rate	0.31% to 1.77%		1.62% to 2.59%
Expected term of option	6.10	years	6.05	years
Expected dividend yield	0.00%		0.00%

The weighted average fair value of stock options granted during the years ended December 31, 2020 and 2019 were $1.85 and $2.20, respectively.

A summary of the Company’s stock option plans and changes in options outstanding under the plans during the years ended December 31, 2020 and 2019 is as follows:

		Weighted Average	Weighted Average Remaining
	Number of Options	Exercise Price	Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2018	18,429,308	$2.44
Exercised	(599,002)	$1.43		$1,124,000
Granted	5,834,808	$3.01
Expired	(7,090)	$3.69
Forfeited	(1,389,652)	$1.17
Cancelled	(4,000,000)	$3.22
Outstanding at December 31, 2019	18,268,372	$2.58
Exercised	(2,789,473)	$1.39		$1,856,978
Granted	2,380,686	$2.71
Expired	(117,722)	$5.06
Forfeited	(995,625)	$3.78
Cancelled	-	$-
Outstanding at December 31, 2020	16,746,238	$2.71	$6.71	$10,866,320
Vested and expected to vest at December 31, 2020	16,746,238	$2.71	$6.71	$10,866,320
Exercisable at December 31, 2020	9,381,854	$2.35	$5.17	$9,964,551

The aggregate intrinsic value is calculated as the difference between (i) the closing price of the common stock at December 31, 2020 and (ii) the exercise price of the underlying awards, multiplied by the number of options that had an exercise price less than the closing price on the last trading day of the year. Cash received from option exercises under all share-based payment arrangements for the twelve months ended December 31, 2020 and 2019 was $3.9 million and $854,000, respectively.

In March 2018, the Compensation Committee of the Board of Directors (the “Board”) approved a grant of stock options to Dr. Wei-Wu He, the Company’s Executive Chairman at the time, exercisable for 1.0 million shares of common stock that will vest and become exercisable on the first anniversary date of the grant. In addition, the Board approved the grant of a performance-based option covering 4.0 million shares of common stock that will vest if, within 18 months of the date of grant, specific operational and strategic milestones are achieved.

In April 2019, the 2018 performance-based option awarded to Dr. He, the Company’s Chairman and CEO, covering 4 million shares of common stock was cancelled. At the date of cancellation, the performance condition of the option award was not expected to vest based on the original vesting conditions, and therefore no compensation cost was recognized on the cancellation date. On June 20, 2019, the Company’s stockholders approved a grant of stock options to Dr. He, as the Company’s Chairman and CEO at the 2019 Annual Meeting. Under the terms of the grant, Dr. He received a stock option covering 4 million shares of common stock, at an exercise price of $2.85, vesting upon the earlier of (i) the completion of a transformative event by the Company as determined at the discretion of the Company’s compensation committee and (ii) April 2, 2021, the second anniversary of the date of his appointment as CEO.

The following summarizes information about stock options that are outstanding at December 31, 2020:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Exercise Prices	December 31, 2020	Life in Years	Price	December 31, 2020	Price
$0.00 - $1.00	1,273,853	5.19	$0.87	1,273,853	$0.87
$1.01 - $2.00	4,982,929	4.39	$1.50	4,912,929	$1.50
$2.01 - $4.00	8,955,456	8.25	$2.94	2,231,072	$3.10
$4.01 - $7.00	1,329,000	6.40	$6.61	759,000	$6.50
$7.01 - $9.00	205,000	7.50	$8.23	205,000	$8.23
	16,746,238	6.71	$2.71	9,381,854	$2.35

As of December 31, 2020, there was $8,208,000 of total unrecognized compensation cost related to non-vested stock options, excluding not-probable performance condition options. That cost is expected to be recognized over a weighted-average period of 1.74 years.

17.      INCOME TAXES

For financial reporting purposes, loss before income taxes includes the following components:

(In thousands)	2020	2019
United States	$(40,626)	$(28,957)
PRC	(6,885)	(16,405)
Total	$(47,511)	$(45,362)

Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2020 and 2019 are as follows:

	December 31,
(In thousands)	2020	2019
Deferred income tax assets:
Net operating loss carryforwards	$78,790	$94,828
Research and development credit carryforward	6,244	7,740
Intangible assets	8,049	5,733
Equity-based compensation	4,436	5,423
Other	(2,533)	396
Valuation allowance for deferred income tax assets	(94,986)	(114,120)
Net deferred income tax assets	$—	$—

The Company has U.S. federal and state net operating loss (NOL) carryforwards of $324,707,000 at December 31, 2020.  The Company also has People’s Republic of China (“PRC”) NOL carryforwards of $13,464,000 at December 31, 2020.

The Company’s U.S. federal NOL carryforwards generated prior to 2018 begin to expire in 2021. The Company also has research and experimentation (“R&E”) tax credit carryforwards of $6,244,000 as of December 31, 2020 that begin to expire in 2021. Under the provisions of the Internal Revenue Code, the NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, respectively, as well as similar state tax provisions. This could limit the amount of tax attributes that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. For financial reporting purposes, a 100% valuation allowance has been recognized to reduce the net deferred tax assets to zero because it is more likely than not that the Company could not generate sufficient taxable income in the future to realize the benefit of deferred income tax assets.

A reconciliation of the provision for income taxes to the federal statutory rate is as follows:

(In thousands)	2020	2019
Tax benefit at statutory rate	$(9,977)	$(9,526)
State taxes	(732)	(1,701)
Attribute expiration	13,707	12,461
Nondeductible expenses	358	453
Deemed royalty	4,220	—
Other	(54)	(608)
Change in applicable tax rates	11,612	(7)
Change in valuation allowance	(19,134)	(1,072)
	$—	$—

The Company had $2,581,000 of unrecognized tax benefits as of December 31, 2019 related to net R&E tax credit carryforwards. For the year ended December 31, 2020, there was a net reduction of unrecognized tax benefits of $499,000 related to R&E tax credits. The Company has a full valuation allowance at December 31, 2020 and 2019 against the full amount of its net deferred tax assets and, therefore, there was no impact on the Company’s financial position. The Company does not expect significant changes to the unrecognized benefit during 2020. As of December 31, 2020 and 2019, the Company did not accrue any interest related to uncertain tax positions. To date, there have been no interest or penalties charged to the Company related to income taxes.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(In thousands)	2020	2019
Unrecognized tax benefits balance at January 1	$2,581	$2,986
Reductions for tax positions of prior periods	(499)	(405)
Additions for tax positions of current period	—	—
Unrecognized tax benefits balance at December 31	$2,082	$2,581

The Company and each of its PRC subsidiaries file income tax returns in the United States and the PRC, respectively. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), all of the Company’s tax returns since 1999 are open to examination by the taxing authorities. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances where the underpayment of taxes is more than RMB100,000 ($14,334). In the case of transfer pricing issues, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion. The PRC tax returns for the Company’s PRC subsidiaries are open to examination by the PRC tax authorities for the tax years beginning in 2014.

18.      FAIR VALUE MEASUREMENTS

The majority of the Company’s financial instruments (consisting of cash and cash equivalents, account receivable, accounts payable, accrued liabilities, notes payable and bank borrowings) are carried at cost which approximates their fair values due to the short-term nature of the instruments. The Company’s investment in equity securities is carried at fair value, and investment in convertible loan-AFS are carried at fair value (see Note 3).

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

The Company has equity investments in the common stock of two publicly traded companies. The Company’s investments in these equity securities are carried at their estimated fair value, with changes in fair value reported in the consolidated statement of operations and comprehensive loss each reporting period (see Note 3). The fair value of the common stock is based on quoted market price for the investees’ common stock, a Level 1 input.

The Company has an equity investment in the warrants of a publicly traded company. The Company’s investment is carried at its estimated fair value, with changes in fair value reported in the consolidated statement of operations and comprehensive loss each reporting period (see Note 3). The fair value of the warrants was measured using observable market-based inputs other than quoted prices in active markets for identical assets or liabilities, level 2 inputs.  The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of warrants. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value determination of a warrant.

The following tables presents the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2020 and December 31, 2019, by level within the fair value hierarchy:

(In thousands)	Fair Value at
Description	December 31, 2020	Level 1	Level 2	Level 3
Investments in Current Assets
Investments in common stock	$9,309	$9,309	$—	$—
Investment in convertible loan-AFS	$83	$—	$—	$83

(In thousands)	Fair Value at
Description	December 31, 2019	Level 1	Level 2	Level 3
Investments in Current Assets
Investment in common stock	$625	$625	$—	$—

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures equity investments without readily determinable fair values at its cost, minus impairment, if any, plus or minus changes resulting from observable transactions of identical or similar securities of the same issuer. On September 29, 2020, the Company remeasured the investments in equity securities in Juventas (see Note 3) to the fair value. The Company estimated the fair value of these securities based on the transaction price of similar securities issued by the investee.

	Quantitative Information about Level 3 Fair Value Measurements
	(In Thousands) Fair Value at
	September 29, 2020
Description	(remeasurement date)	Valuation Techniques	Unobservable Input	Average/Median
Investment in equity securities using measurement alternative	$12,872	Market comparable companies	Multiples of selected comparable companies	5.3/1.1

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company has no non-financial assets and liabilities that are measured at fair value on a recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of June 30, 2020, the intangible assets and assets held for sale with a total carrying amount of $3,087,000 were written down to their fair value of $1,550,000, resulting in an impairment charge of $1,537,000, which represents the difference between the carrying value of the intangible asset and assets held for sale and its fair value. The Company estimated the fair value using Level 2 inputs based on quoted price

As of December 31, 2019, equipment leased to Juventas with a total carrying amount of $673,000 were written down to their fair value of $287,000, resulting in an impairment charge of $386,000, representing the difference between total carrying amount and fair value of these long-lived assets, which was calculated based on Level 3 Inputs. No impairment was recorded for the year ended December 31, 2020.

19.      RELATED PARTY TRANSACTIONS

Juventas. On July 1, 2019, the Company entered into a one-year equipment lease with Juventas in the amount of RMB 80,000 ($15,000) a month, which is classified as an operating lease. Transactions with Juventas are considered to be related party transactions as the Company’s CEO and Chairman is the chairman and one of the founding shareholders of Juventas. In August 2020, the lease was renewed for another year with the same monthly lease income. During the year ended December 31, 2020, the Company recognized lease income of $140,000 and expects to recognize $70,000 of additional lease income in 2021 related to this lease. The lease can be extended after one year.

For license, investment and loan transactions with Juventas, refer to Note 1 and Note 3.  Transactions with Juventas are considered to be related party transactions:

●	The Company’s CEO and Chairman is the chairman and a founding shareholder of Juventas
●	The Company’s Chairman of the Audit Committee, is a founding partner of Panacea Venture, which is a current shareholder of Juventas. Panacea Venture is a global venture fund focusing on investments in healthcare and life science companies.

In June 2019 and September 2020, a committee of independent directors of CASI negotiated the terms of the investment and license agreements and recommended that the board of directors approve the transactions. The Company’s CEO did not participate in the committee’s deliberations or the board of directors’ approval of the transaction.

Spectrum/Acrotech.  The Company had certain product rights and perpetual exclusive licenses from Spectrum Pharmaceuticals, Inc. (“Spectrum”) to develop and commercialize EVOMELA (Melphalan Hydrochloride For Injection) (“EVOMELA”), ZEVALIN (Ibritumomab Tiuxetan) (“ZEVALIN”) and MARQIBO (Vincristine Sulfate Liposome Injection) (“MARQIBO”) in the greater China region. Spectrum is a greater than a 6.8% shareholder of the Company as of December 31, 2020.

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

As part of the license arrangements with Spectrum, the Company issued to Spectrum a secured promissory note originally due March 17, 2016, which was subsequently amended and extended to September 17, 2019. The principal of the secured promissory note was $1.5 million and the coupon interest rate was 0.5%. The Company paid this note, including accrued interest in full during the year ended December 31, 2019.

In 2018, the Company entered into commercial purchase obligation commitments for EVOMELA from Spectrum totaling $9.2 million under the short-term supply agreement for EVOMELA. All of these EVOMELA purchase commitments have been delivered as of October 2019. There were no transactions with Spectrum during the year ended December 31, 2020. For the year ended December 31, 2019, the transactions relating to the manufacturing and purchase of the EVOMELA commercial product supply amounted to $7.8 million. The amount due to Spectrum was $0.2 million as of December 31, 2019.  The Company also accrued $2.6 million for material costs related to EVOMELA during the year ended December 31, 2019 which are included in accrued expenses. As of December 31, 2020, all amounts due to Spectrum have been settled.

BioCheck.  In June 2019, the Company entered into a one-year agreement primarily for the sublease of certain office and lab space with BioCheck Inc. (“BioCheck”) in the amount of $60,000 ($5,000 a month), which is classified as an operating lease. Transactions with BioCheck are considered to be related party transactions as Dr. Wei-Wu He, the Company’s CEO and Chairman is

also the Chairman of BioCheck.  Transactions with ETP, parent of BioCheck, and a more than 5% shareholder of the Company, are also considered to be related party transactions as Dr. Wei-Wu He, the Company’s CEO and Chairman is also the chairman of ETP.

Since the Company required additional office space, in January 2020, the agreement was amended for annualized rents in the amount of $144,000 ($12,000 a month) with a stipulation that the new rent was retroactive to October 1, 2019. During the year ended December 31, 2020, the Company recognized rent expense of $144,000 and expects to recognize $63,000 of additional rent expense in 2021 related to this lease.

20.      ACROTECH LICENSE ARRANGEMENTS

The Company has product rights and perpetual exclusive licenses from Acrotech Biopharma L.L.C. (“Acrotech”) to develop and commercialize its commercial product EVOMELA® (Melphalan Hydrochloride For Injection) in the greater China region (which includes China, Taiwan, Hong Kong and Macau), as well as similar rights to assets ZEVALIN® (Ibritumomab Tiuxetan) and MARQIBO® (Vincristine Sulfate Liposome Injection). The exclusive licenses held by the Company were originally licensed from Spectrum Pharmaceuticals, which they later transferred to Acrotech.  On December 3, 2018, the Company received NMPA’s approval for importation, marketing and sales in China and in August 2019 the Company launched EVOMELA in China.  The NMPA required post-marketing study is ongoing and actively recruiting.

The Company is currently evaluating future development options for ZEVALIN and MARQIBO due to the evolving standard of care environment, the rare and niche indications for these products, and its commitment to prioritize resources.

21.      COMMITMENTS AND CONTINGENCIES

In conjunction with the BioInvent agreement entered into during 2020 (see Note 1), the Company is responsible for certain milestone and royalty payments. As of December 31, 2020, no milestones have been achieved.

In conjunction with the Black Belt agreement entered into during 2019 (see Note 1), the Company is responsible for certain milestone and royalty payments. As of December 31, 2020, no milestones have been achieved.

In conjunction with the Pharmathen agreement entered into during 2019 (see Note 1), the Company is responsible for one remaining milestone payment. As of December 31, 2020, the remaining milestone has not been met.

In conjunction with the Laurus Labs agreement entered into during 2018, the Company is responsible for certain remaining milestone payments. As of December 31, 2020, the remaining milestones have not been met.

In November 2019, CASI Wuxi entered into a lease agreement for the right to use state-owned land in China for the construction of a manufacturing facility. Pursuant to the agreement, CASI Wuxi commits to invest land use right and property, plant and equipment of RMB1 billion (equivalent to $143 million) within three years from the date of establishment of CASI Wuxi. On August 27, 2020, CASI Wuxi entered into a Construction Project Contract (the "Construction Contract") with China Electronic System Engineering No. 2 Construction Co., Ltd. ("China Engineering"). Pursuant to the Construction Contract, CASI Wuxi will pay a contract price of RMB 74,588,000 (equivalent to $10,923,000) to retain China Engineering to complete the phase 1 project of CASI Wuxi's research and development production base, consisting of construction and installation of a combined factory building, warehouse, guard house and public works. The estimated completion date is October 2023.

The Company is subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted.  Management does not believe such legal proceedings, unless otherwise disclosed herein, are material.

22.      SUBSEQUENT EVENTS

Cleave Investment

In March 2021, the Company entered into an exclusive license agreement with Cleave Therapeutics, Inc. (“Cleave”)for the development and commercialization of CB-5339, a novel VCP/p97 inhibitor, in mainland China, Taiwan, Hong Kong and Macau.

CB-5339, an oral second-generation, small molecule VCP/p97 inhibitor, is being evaluated in a Phase 1 clinical trial in patients with acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS), while the National Cancer Institute (NCI) is sponsoring and evaluating CB-5339 in a Phase 1 clinical trial of patients with solid tumors and lymphomas.

Under the terms of the agreement, Cleave and CASI will develop CB-5339 in both hematological malignancies and solid tumors, with CASI responsible for development and commercialization in China and associated markets. Cleave received a $5.5 million upfront payment and is eligible to receive up to $74 million in development and commercial milestone payments plus tiered royalties in the high-single to mid-double-digit range on net sales of CB-5339. In addition to the upfront cash payment, CASI made a $5.5 million investment in Cleave through a convertible note.

Bank Borrowings

Under the guaranteed line of Credit approved by Beijing Branch of China CITIC Bank Corporation Limited on November 3, 2020 (See Note 10), the Company had additional bank borrowings of RMB 4.6 million ($0.7 million) on February 3, 2021, of which RMB 3.0 million ($0.5 million) matures on September 2, 2021 and the remainder balance matures on November 7, 2021.  These additional bank borrowings bear interest at a fixed rate of 3.72% per annum.

March 2021 Underwritten Public Offering

On March 24, 2021, the Company closed an underwriting agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc., as representative of the several underwriters named therein (the “Underwriters”), providing for the offer and sale of 15,853,658 shares of the Company’s common stock (the “Offering”) at a price to the public of $2.05 per share. In addition, the Company granted the Underwriters an option to purchase up to an additional 2,378,048 shares of common stock, which terminates on the earlier of 30 days and the day before the Company files to the Securities and Exchange Commission (“SEC”) the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The Offering closed on March 26, 2021.  The gross proceeds to CASI from the Offering are approximately $32.5 million, excluding the over-allotment option and before deducting the underwriting discounts and commissions and offering expenses payable by CASI.

Certain insiders, including CASI’s Chairman and Chief Executive Officer, purchased shares of common stock in the Offering at the public offering price and on the same terms as the other purchasers in this Offering. The Company has agreed to pay the underwriters a commission of 1% of the gross proceeds raised from certain such insiders, and 6% of the gross proceeds raised in the offering from other investors.

The Offering is being made by means of a written prospectus supplement and accompanying prospectus forming part of a shelf registration statement on Form S-3 (Registration Statement No. 333-250801), previously filed with the SEC on November 20, 2020, which was declared effective on December 2, 2020. The Company filed a final prospectus supplement, dated March 24, 2021, with the SEC relating to the Offering.

Pursuant to the Underwriting Agreement, the Company’s directors and executive officers entered into agreements in substantially the form agreed to by the Underwriters providing for a 90-day “lock-up” period with respect to sales of specified securities, subject to certain exceptions.