Form 10-K/A
period 2020-12-31
CASI Pharmaceuticals, Inc.
filed 2021-04-29
CIK 895051

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
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

As of April 28, 2021, 139,797,487 shares of the Company’s common stock were outstanding.

Documents Incorporated By Reference

None.

CASI PHARMACEUTICALS, INC.

FORM 10-K/A - FISCAL YEAR ENDED DECEMBER 31, 2020

EXPLANATORY NOTE

CASI Pharmaceuticals, Inc, referred to in this report as “CASI,” the “Company,” “we,” “our,” “us” or similar terms, is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021 (the “Original Filing”). We are filing this Amendment for the sole purpose of including the information required by Items 10 through 14 of Part III of Form 10-K (the “Part III Information”) and to delete the disclosures regarding incorporation by reference on the front cover page of the Original Filing. The Part III Information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the Part III Information to be incorporated in Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to provide the Part III Information in our Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days of the end of the fiscal year ended December 31, 2020.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Cover Page and Part III, Items 10 through 14, of the Original Filing are hereby amended and restated in their entirety. Additionally, in accordance with Rules 12b-15 and 13a-14 under the Exchange Act, we have amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and principal financial officer. Because no new financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

This Amendment does not amend, modify, or otherwise update any other disclosures contained in the Original Filing. In addition, this Amendment does not reflect events that may have occurred subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements also may be included in other statements that we make. All statements that are not descriptions of historical facts are forward-looking statements. These statements can generally be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “may,” “will,” “should,” or “anticipates” or similar terminology. These forward-looking statements include, among others, statements regarding the timing of our clinical trials, our cash position and future expenses, and our future revenues.

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

We caution investors that actual results or business conditions may differ materially from those projected or suggested in forward-looking statements as a result of various factors including, but not limited to, those described above and in Section IA, “Risk Factors” of the Original Filing and our other filings with the SEC. We cannot assure you that we have identified all the factors that create uncertainties. Moreover, new risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Readers should not place undue reliance on forward-looking statements, which only relate to events or information as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. Additional information about the factors and risks that could affect our business, financial condition and results of operations, are contained in our filings with the SEC, which are available at www.sec.gov.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

Our Board of Directors currently consists of six members and is divided into three classes with terms currently expiring at the 2021 Annual Meeting of Stockholders and the annual meetings of stockholders to be held in 2023 and 2024.

The following table sets forth the directors of the Company, their ages, the positions currently held by each such person with the Company as of April 14, 2021, the year each such director was first elected a director and the year the director’s current term will expire.

Name	Age	Positions	Year First Became a Director	Year Term Will Expire
Wei-Wu He, Ph.D.	55	Chairman and CEO	2012	2021
Rajesh C. Shrotriya, MD	77	Director	2014	2021
Franklin C. Salisbury, Jr.(1)(2)	65	Director	2014	2023
Y. Alexander Wu, Ph.D.(1)(2)	57	Director	2013	2023
James Huang(3)	55	Director	2013	2022
Quan Zhou, Ph.D.(4)	63	Director	2016	2022

(1)	Member of Compensation Committee
(2)	Member of Audit Committee
(3)	Chairman of Audit Committee
(4)	Chairman of Compensation Committee.

Set forth below is a brief description of the principal occupation and business experience of each director.

Wei-Wu He, Ph.D. Dr. He has served as Chairman and CEO since April 2, 2019. Dr. He served as Executive Chairman of the Company from February 23, 2018 to April 2, 2019, as Chairman of the Company from May 2013 to February 23, 2018, and as Executive Chairman from February 2012 to May 2013. Dr. He has been serving as Executive Chairman of Human Longevity Inc. (a privately-held biotechnology firm specializing in combining DNA sequencing with machine learning) since July 2019. He also is the founder and General Partner of Emerging Technology Partners, LLC, a life sciences focused venture fund established in 2000. Dr. He has been involved in founding or funding over 20 biotech companies throughout his career, some of which went on to be acquired by significantly larger firms. In the earlier part of his career, Dr. He was one of the first few scientists at Human Genome Sciences, and prior to that, was a research fellow at Massachusetts General Hospital and Mayo Clinic. Dr. He is an author to more than 25 research publications and inventor of over 30 issued patents. Dr. He received his Ph.D. from Baylor College of Medicine and MBA from The Wharton School of University of Pennsylvania. We believe that as a seasoned leader in the biotechnology industry and demonstrated financing and business acumen in both the United States and China, Dr. He adds valuable insight and expertise to the Board of Directors. Dr. He’s knowledge of the drug development process provides valuable insight to the Company. His leadership skills, strategic analysis, industry knowledge and substantial experience in the biotech sector give him the qualifications and skills to serve as a director and the Chairman of the Company.

Rajesh C. Shrotriya, MD. Dr. Shrotriya has been a director of the Company since September 2014. From 2000 – 2017, he was President and Chief Operating Officer and Chief Executive Officer of Spectrum Pharmaceuticals, a biopharmaceutical company. He is also a Trustee of the UNLV Foundation. Prior to joining Spectrum, from September 2000 to August 2002, Dr. Shrotriya was President and COO of Neotherapeutics, Inc., and prior to that he was Executive Vice President and Chief Scientific Officer for SuperGen, Inc. and Vice President, Medical Affairs and Vice President, Chief Medical Officer at MGI Pharma, Inc. For 18 years he held various positions at Bristol-Myers Squibb Company, the most recent being Executive Director Worldwide CNS Clinical Research. Dr. Shrotriya’s significant leadership experience in the biopharmaceutical sector, along with his experience as a physician and his expertise in drug development, make him well-qualified to serve on our Board of Directors.

Franklin C. Salisbury, Jr. Mr. Salisbury has been a director of the Company since June 2014. Mr. Salisbury is a co-founder and director of AIM-HI Translational Research, a nonprofit accelerator fund which is an extension of the National Foundation for Cancer Research (NFCR). Prior to AIM-HI, Mr. Salisbury was Chief Executive Officer of the National Foundation for Cancer Research (NFCR) from 1997 to 2018. NFCR is an organization that supports basic science research at universities and research hospitals in order to accelerate new approaches to preventing, diagnosing and treating cancer. Under his leadership, NFCR has forged greater collaboration among scientists at universities, research hospitals, and pharmaceutical companies in the U.S. and China in an effort to bring new and innovative care to cancer patients. Mr. Salisbury also led NFCR to launch several research consortia that have enabled cancer researchers to pool their resources and reduce duplicate efforts, thereby accelerating discoveries being made and reducing the cost of achieving them. Mr. Salisbury also holds a B.A. in economics from Yale, a Juris Doctor, J.D., from the University of Georgia School of Law, a Masters of the Arts degree from the University of Chicago, and an M.Div. from Yale Divinity School. Mr. Salisbury’s leadership experience and significant background in supporting cancer research give him the qualifications and skills necessary to guide the Company’s Board of Directors, including as a member of the Compensation Committee and Audit Committee.

Y. Alexander Wu, Ph.D. Dr. Wu has been a director of the Company since April 2013. From 2006 to 2017, Dr. Wu was co- founder and Chief Executive Officer of Crown Bioscience, Inc., a drug discovery and preclinical research organization in the oncology sector with over 600 employees. The company was acquired by JSR for over $400 million in 2017. Before co-founding Crown Bioscience, Dr. Wu was Chief Business Officer of Starvax International Inc., a biopharmaceutical R&D company focusing on the development of novel therapeutic drugs for the treatment of infectious disease and cancer. Prior to Starvax, he was the Head of Asian Operations with Burrill & Company, a life science venture capital and merchant bank. Dr. Wu also co-founded and was Chief Operating Officer of Unimicro Technologies, a life science instrumentation company. He started his career with Hoffmann-La Roche, where he was Manager of Business Development and Strategic Planning. Dr. Wu obtained his B.S. in biochemistry from Fudan University, China, a M.S. in Biochemistry from the University of Illinois, and a Ph.D. in molecular cell biology and MBA from the University of California, Berkeley. Dr. Wu’s experience in the biopharmaceutical industry and research in the oncology and small molecule areas, practical experience as a senior executive operating in U.S. and China, and entrepreneurial vision makes him uniquely qualified to serve as a Director, as well as a member of the Compensation Committee and Audit Committee.

James Huang. Mr. Huang has been a director of the Company since April 2013. Mr. Huang joined Kleiner Perkins China, a venture capital company, as a managing partner in 2011 and focuses on the firm’s life sciences practice. Mr. Huang is also managing partner of Panacea Venture, a global healthcare venture capital company he founded in 2017. His main investment interests are innovative and transformative early and growth stage healthcare companies. Mr. Huang has made more than 31 global investments since 2007. Before Kleiner Perkins and Panacea Venture, James was a managing partner at Vivo Ventures, a venture capital firm specializing in life sciences investments. While at Vivo, James led numerous investments in China. Before joining Vivo in 2007, James was president of Anesiva, a biopharmaceutical company focused on pain-management treatments. During his 20-year career in the pharmaceutical and biotech industry, he also held senior roles in business development, sales, marketing and R&D with Tularik Inc. (acquired by Amgen), GlaxoSmithKline LLC, Bristol-Meyers Squibb and ALZA Corp. (acquired by Johnson & Johnson). Mr. Huang is Chairman of the Board at Ziopharm Oncology, Windtree Therapeutics, Eden Biologics, TriArm Therapeutics, Tactiva Therapeutics, Chime Biologics and XW Pharma and Director at Orion Biotech, Kindstar Global and Asian Pacific Medical. James received an M.B.A. from the Stanford Graduate School of Business and a B.S. degree in chemical engineering from the University of California, Berkeley. Mr. Huang’s deep experience and numerous contacts with a large number of life science companies, extensive industry knowledge in both U.S. and China, business development expertise, coupled with his financial background, provides significant abilities to guide the Company as a member of the Board of Directors as well as serving as Chair of the Audit Committee.

Quan Zhou, Ph.D. Dr. Zhou has been a director of the Company since June 2016. Dr. Zhou has been the managing partner of IDG Capital since 1995. IDG Capital manages a number of venture capital and private equity funds, including IDG-Accel China Growth Fund III LP and IDG-Accel China III Investors LP. Dr. Zhou also serves as a director of a number of private companies. Dr. Zhou received a bachelor’s degree in chemistry from China Science and Technology University, a master’s degree in chemical physics from the Chinese Academy of Sciences and a Ph.D. degree in fiber optics from Rutgers University. Dr. Zhou’s qualifications to serve on the Board of Directors, as well as serving as the Chair of the Compensation Committee, include his substantial and successful financing, business and operation experience.

Executive Officers

The following table sets forth the executive officers of the Company, their ages, and the positions currently held by each such person with the Company as of April 14, 2021.

Name	Age	Positions
Wei-Wu He, Ph.D.	55	Chairman & CEO
Wei (Larry) Zhang	62	President
Alexander A. Zukiwski, MD	63	Chief Medical Officer

The biographies of our executive officers, as of April 20, 2021, are set forth below:

Wei-Wu He, Ph.D. See “ ─ Directors” above.

Wei (Larry) Zhang. Mr. Zhang joined the Company in September 2018 as President of CASI (Beijing) Pharmaceuticals Co., Ltd., now known as CASI Pharmaceuticals (China) Co., Ltd. (“CASI China”), which is a subsidiary of the Company, and his role expanded to President of the Company in September 2019 and has more than 20 years management experience in the healthcare and biopharmaceutical industries in the U.S., Asia Pacific, and China. Prior to joining the Company’s Beijing office, Mr. Zhang was Vice President, Head of Public Affairs and Corporate Responsibility at Novartis Group (China) focusing on the public affairs/public relations strategy including initiating Novartis’ China policy focusing on National Medical Product Administration (NMPA) new drug approval reform, IP protection, generic quality consistency evaluation and new regulations on biosimilars. From 2021-2016, he was Chief Executive Officer of Sandoz Pharmaceutical (China), a Novartis Company. Mr. Zhang has also held executive leadership roles with Bayer Healthcare and Baxter International Corporation in the U.S. and Asia Pacific. He holds a bachelor and master degree in nuclear physics from University of Science & Technology of China, an MBA in marketing/finance from the University of California at Los Angeles (UCLA), and received Ph.D. training in political science from University of Utah.

Alexander A. Zukiwski, MD. Dr. Zukiwski joined the Company in April of 2017 as Chief Medical Officer. Prior to joining the Company, Dr. Zukiwski was Chief Executive Officer and Chief Medical Officer of Arno Therapeutics and has been a Director of Arno Therapeutics (“Arno”) since 2014. At Arno, his responsibilities included leading the clinical development and regulatory affairs teams to support the company’s pipeline. Prior to Arno in 2007, Dr. Zukiwski served as Chief Medical Officer and Executive Vice President of Clinical Research at MedImmune LLC (“MedImmune”). Prior to MedImmune, Dr. Zukiwski held several roles of increasing responsibility at Johnson & Johnson’s (“J&J”) medical affairs and clinical development functions at Johnson & Johnson Pharmaceutical Research & Development LLC (“J&JPRD”); Centocor R&D and Ortho Biotech. Before joining J&J, he served in clinical oncology positions at pharmaceutical companies such as Hoffmann-LaRoche, Glaxo Wellcome and Rhone-Poulenc Rorer. Dr. Zukiwski has more than 21 years of experience in global drug development and supported the clinical evaluation and registration of many successful oncology therapeutic agents, including Taxotere®, Xeloda®, Procrit®/Eprex®, Velcade®, Yondelis®, and Doxil®. He previously served as a Member of Medical Advisory Board at Gem Pharmaceuticals, LLC and served as a Director of Ambit Biosciences Corporation. Dr. Zukiwski holds a bachelor’s degree in pharmacy from the University of Alberta and a Doctor of Medicine degree from the University of Calgary. He conducted his post-graduate training at St. Thomas Hospital Medical Center in Akron, Ohio and the University of Texas MD Anderson Cancer Center.

All executive officers of the Company are elected by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified.

Delinquent Section 16(a) Reports

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

Based solely on our review of such forms furnished to the Company and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were timely made during fiscal 2020, with the exception of one late Form 4 filing by Wealth Strategy Holding Limited.

Code of Ethics

The Company has adopted a Code of Ethics, as defined in applicable SEC and NASDAQ rules, which applies to the Company’s directors, officers and employees, including the Company’s principal executive officer and principal financial and accounting officer. The Code of Ethics is available on the Company’s website at www.casipharmaceuticals.com. The Company intends to disclose any amendment to or waiver of a provision of the Code of Ethics that applies to its principal executive officer, principal accounting officer or controller, or persons performing such information on its website.

Audit Committee

Our Board of Directors has a standing Audit Committee. The Board of Directors has adopted a written charter for the Audit Committee, a copy of which is available on our website at www.casipharmaceuticals.com. The current members of the Audit Committee are James Huang, Franklin C. Salisbury, Jr. and Y. Alexander Wu. All members of the Audit Committee meet the independence and financial literacy requirements as defined by applicable NASDAQ and SEC rules. The Board of Directors has determined that James Huang, chairman of the Audit Committee, is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following summary compensation table includes information concerning compensation for each of our named executive officers during fiscal years ended December 31, 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Wei-Wu He, Ph.D. (2)	2020	$577,656	—	—	—	—	$241,831	(3)	$819,487
Chief Executive Officer	2019	$423,848	—	—	$8,600,000	—	$241,555		$9,265,103

Wei (Larry) Zhang (4)	2020	$437,094	—	—	—	—	$278,675	(5)	$715,769
President	2019	$339,207	—	—	$450,000	—	$166,889		$985,186

Alexander Zukiwski, MD	2020	$414,529	—	—	$—	—	$28,250	(6)	$442,779
Chief Medical Officer	2019	$407,600	$100,000	—	$426,000	—	$27,750		$961,350

Weihao Xu	2020	$14,583	—	—	$1,440,000	—	—		$1,454,583
Former Chief Financial Officer (7)	—	—	—	—	—	—	—		—

(1)	The amounts in this column represent the aggregate grant date fair value of these awards as calculated in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in Note 16 to the Company’s audited financial statements for the year ended December 31, 2020, set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2021.
(2)	Dr. He was appointed Chief Executive Officer effective April 2, 2019.
(3)	Includes 401(k) matching contributions ($19,020), housing allowance for an apartment in Beijing ($123,414), allowance for tuition for pre-college age children ($79,348), and Company paid health insurance ($20,049).
(4)	Mr. Zhang was appointed President, CASI China, effective September 1, 2018, and appointed President of CASI Pharmaceuticals, Inc., effective September 10, 2019.
(5)	Includes reimbursement for total annual expenditures, including housing rental, meals, laundry services, and costs for children’s education and language training ($246,693). Also includes Company paid health insurance ($31,982).
(6)	Represents 401(k) matching and profit sharing contributions by the Company.
(7)	Mr. Xu was appointed Chief Financial Officer effective December 16, 2020. As of March 29, 2021, Weihao Xu resigned as Chief Financial Officer and forfeited all outstanding stock option awards.

Outstanding Equity Awards

The following table includes certain information with respect to the value of all unexercised options previously awarded to the executive officers named above at the fiscal year ended December 31, 2020.

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price ($)	Option Expiration Date (1)
Wei-Wu He, Ph.D.	—		4,000,000	(2)	$2.85	04/02/2029
Chairman and Chief Executive Officer

Wei (Larry) Zhang	500,000	(3)	500,000	(3)	$6.95	09/01/2028
President	50,000	(3)	150,000	(3)	$3.35	06/22/2029

Alexander Zukiwski, MD	300,000	(4)	—		$1.34	04/03/2027
Chief Medical Officer	50,000	(3)	150,000	(3)	$3.16	12/15/2029

Weihao Xu
Former Chief Financial Officer (5)			800,000	(6)	$2.61	12/16/2030

(1)	The term of each option is ten years.
(2)	Options vest at the earlier of (i) the completion of a transformative event by the Company as determined in the discretion of the Compensation Committee and (ii) the second anniversary of the date of grant.
(3)	Options vest as follows: 25% on each of the first, second, third and fourth anniversary of the date of grant.
(4)	Options became exercisable 25% on date of grant and then in equal monthly installments over the next three years.
(5)	Mr. Xu was appointed Chief Financial Officer effective December 16, 2020. As of March 29, 2021, Weihao Xu resigned as Chief Financial Officer and forfeited all outstanding stock option awards.
(6)	Options vest as follows: 160,000 options on each of the first and second anniversaries of the date of grant and 240,000 options on each of the third and fourth anniversaries of the date of grant. Due to Mr. Xu’s resignation on March 29, 2021, these stock options have been forfeited or cancelled.

Employment Arrangements

The Company is currently a party to employment agreements with Wei-Wu He, Wei (Larry) Zhang, and Alexander Zukiwski. The terms of such agreements and the respective payments payable upon termination are set forth below.

Wei-Wu He, Ph.D., Chairman and CEO

Dr. He started as CEO on April 2, 2019 pursuant to the terms of an offer letter (the “Offer Letter”) from the Company, dated March 22, 2019. Under the terms of the Offer Letter, Dr. He is entitled to:

•	an annual base salary of $568,000; and

•	an expatriate allowance consisting of tuition for pre-college age children (up to $120,000 per year) and a housing allowance for an apartment in Beijing.

Dr. He was also awarded a grant of options to purchase four million shares of the Company’s common stock at an exercise price of $2.85, the closing price on April 2, 2019, the grant date, vesting at the earlier of (i) the completion of a transformative event by the Company as determined in the discretion of the Compensation Committee or  (ii) the second anniversary of the date of grant, April 2, 2021.

Wei (Larry) Zhang, President

Effective September 1, 2018, CASI (Beijing) Pharmaceuticals, Inc., now known as CASI Pharmaceuticals (China) Co., Ltd., entered into a labor contract with Wei (Larry) Zhang, governed by the laws of the People’s Republic of China. The term of the agreement is set for three years, until August 31, 2021. The contract will automatically terminate if not renewed, but the contract can be renewed if the parties agree to the terms of the renewal.

The contract provides for a base salary pre-tax of 170,000 yuan per month.

Mr. Zhang was also awarded an option to purchase 1,000,000 shares of common stock of the Company at an exercise price of $6.95, representing the closing price of our stock price on the Nasdaq Stock Market on September 1, 2018 (the date of grant). The stock options will vest 25% (250,000 shares) on each of the first four anniversaries of the date of grant.

CASI China can terminate the labor contact if it provides 30 days’ written notice or after it pays Mr. Zhang an extra month’s wages in cases where: (a) Mr. Zhang is injured and cannot resume his position; (b) Mr. Zhang fails the performance appraisal; or (c) where the employment contract cannot be performed. CASI China can terminate the labor contract at any time if (a) Mr. Zhang seriously violates the rules and regulations of CASI China; (b) Mr. Zhang is grossly negligent resulting in a loss of 10,000 Yuan or greater; (c) Mr. Zhang is investigated for criminal responsibility; or (d) Mr. Zhang has a labor relationship with other employers. Mr. Zhang can terminate the employment contract if CASI China (a) fails to provide appropriate working conditions; (b) fails to provide labor remuneration in a full and timely manner; or (c) fails to pay social insurance premiums. The contract is terminated if (a) CASI China is declared bankrupt and business license is revoked; or (b) if Mr. Zhang retires, resigns, dies or goes missing.

Under his contract, Mr. Zhang is also entitled to reimbursement for total annual expenditures up to 1,020,000 RMB per year. Included in that 1,020,000 RMB is up to 600,000 RMB for housing rental, up to 10,000 RMB for meals, up to 10,000 RMB for laundry services, and reimbursed costs for his children’s education and language training. In the event the amount of invoice for these items is less than 1,020,000 RMB, the remaining amount will be consolidated into Mr. Zhang’s annual bonus.

Alexander A. Zukiwski, MD, Chief Medical Officer

On April 3, 2017, the Company entered into an employment agreement with Alexander A. Zukiwski, MD. The term of the employment agreement is subject to automatic one-year extensions unless either party gives at least sixty days prior written notice not to extend.

The agreement provides for an annualized minimum base salary of $400,000. Dr. Zukiwski shall be eligible to earn incentive compensation up to an aggregate of $180,000, based upon the attainment of pre-established specific milestones related to his duties, the exact amount of which are determined by the Board of Directors or the Compensation Committee. Dr. Zukiwski’s base salary for fiscal 2020 was $414,529. In addition, upon the commencement of his employment, the Company granted stock options to Dr. Zukiwski covering 300,000 shares of Common Stock with a per share exercise price of $1.34, vested as to 25% 90 days from the date of grant, and the remainder ratably over three years on a monthly basis. These option awards are subject to the terms and conditions of the Company’s form of non-qualified stock option award agreement.

If the Company terminates Dr. Zukiwski “without cause,” Dr. Zukiwski will receive a severance benefit equal to six months of salary, payable in accordance with the Company’s customary pay practices, a pro-rata portion of any incentive compensation he would have been entitled to for that year, and continued insurance coverage for up to six months. Dr. Zukiwski also may resign at any time for “good reason,” (which generally means any material diminution or change in salary, responsibilities or title; relocation to an office more than 50 miles from Company headquarters; failure to continue health benefits; a failure to pay deferred compensation due under any plan; or the failure to honor any material aspect of the employment agreement), by providing at least thirty days’ prior written notice. Resignation for “good reason” or non-extension of the term of his agreement will be deemed a termination without cause. In addition, if Dr. Zukiwski’s employment is terminated upon disability or death, Dr. Zukiwski or his estate will be entitled to receive a payment equal to six months’ salary plus a pro-rated amount of any incentive compensation he would have been entitled to for that year.

The employment agreement imposes confidentiality obligations and a 6-month non-compete (12 months in the event of a resignation for other than good reason) on Dr. Zukiwski following termination of employment.

On April 3, 2017, the Company entered into a change-in-control agreement with Dr. Zukiwski. See “Change-in-Control Severance Agreements” for information on change-in-control termination payments. These change-in-control severance payments will be made in lieu of the severance payments under the executive’s employment agreement.

Change-In-Control Severance Agreements

The Company currently is a party to a Change in Control Agreement with Alexander A. Zukiwski.

Dr. Zukiwski’s Change in Control Agreement provides for certain benefits either upon an involuntary termination of employment, other than for cause, or resignation for “good reason,” upon a “Triggering Event.”

A Triggering Event includes a merger of the Company with and into an unaffiliated corporation if the Company is not the surviving corporation or the sale of all or substantially all of the Company’s assets. “Good reason” generally means any material diminution or change in salary, responsibilities or title; relocation to an office more than 50 miles from Company headquarters or office; a failure to continue health benefits; a failure to pay deferred compensation due under any plan; or the failure to honor any material aspect of the employment agreement.

The benefits to be received by Dr. Zukiwski, in the event his employment is terminated after a Triggering Event occurs, include: (i) receipt of a lump sum severance payment equal to Dr. Zukiwski’s then current annual salary and the average of the two prior year’s bonuses; (ii) pro rata current year bonus; (iii) continuation of life, health and disability benefits for twelve months after the termination of employment and (iv) in accordance with the terms of Dr. Zukiwski’s option agreement, all outstanding options would accelerate and become immediately exercisable. The closing stock price of our common stock on December 31, 2020 was $2.95 per share.

Director Compensation

In setting director compensation, the Company considers the significant amount of time that directors expended in fulfilling their duties to the Company as well as the skill-level required by the Company of members of the Board of Directors. We compensate our non-employee members of the Board of Directors through a mixture of (i) cash and (ii) equity-based compensation.

For 2020, our non-employee members of the Board of Directors were paid through a mixture of (i) cash and (ii) equity-based compensation. Directors are paid $134,000 annually. Committee chairmen are paid an additional annual fee, ranging from $13,500 to $20,000. In order to help the Company conserve cash, it was determined that each director would receive approximately 20 percent of his compensation in cash and the remaining portion would be converted into stock options based on the Black-Scholes-Merton option-pricing method.

The table below summarizes the compensation paid by the Company to non-employee directors during the fiscal year ended December 31, 2020.

	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(2)(3)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)
James Huang	$38,500	—	$123,200	—	—	$161,700
Y. Alexander Wu, Ph.D.	$37,625	—	$120,400	—	—	$158,025
Franklin C. Salisbury, Jr.	$37,625	—	$120,400	—	—	$158,025
Rajesh C. Shrotriya, MD	$33,500	—	$107,200	—	—	$140,700
Quan Zhou, Ph.D.	$36,875	—	$118,000	—	—	$154,875

(1)	The amounts in this column represent the grant date fair value calculated in accordance with ASC 718. There were no stock awards in 2020.
(2)	The amounts in this column represent the grant date fair value of options awarded, as calculated in accordance with ASC 718. Using the Black-Scholes-Merton option-pricing method, fair value was calculated as $1.75 per share, for all Board members. Assumptions used in the calculation of these amounts are included in Note 16 to the Company’s audited financial statements for the year ended December 31, 2020, set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2021.
(3)	As of December 31, 2020, each of the non-employee directors had the following aggregate number of options exercisable for shares of common stock: James Huang: 569,431; Y. Alexander Wu: 307,285; Franklin C. Salisbury, Jr.: 282,285; Rajesh C. Shrotriya: 272,167 and Quan Zhou: 240,446.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

As of December 31, 2020, the number of stock options and restricted common stock outstanding under our equity compensation plans, the weighted average exercise price of outstanding stock options and restricted common stock and the number of securities remaining available for issuance were as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, restricted common stock, warrants and rights (a)	Weighted average exercise price of outstanding options, restricted common stock, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	16,746,238	$2.71	10,084,923
Equity compensation plans not approved by security holders	0	$0.00	0
Total	16,746,238	$2.71	10,084,923

[continued on next page]

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth the beneficial ownership of the Company’s Common Stock as of April 19, 2021 for (i) each director (including nominees), (ii) each named executive officer named in the Summary Compensation Table, (iii) all directors (including nominees) and executive officers of the Company as a group, and (iv) each person or group known by us to beneficially own more than 5% of our outstanding stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Common Stock Outstanding
Directors:
Quan Zhou, Ph.D.	10,047,530	(2)(3)	7.11%
James Huang	604,822	(2)	*
Y. Alexander Wu, Ph.D.	341,685	(2)	*
Rajesh C. Shrotriya, MD	302,795	(2)	*
Franklin C. Salisbury, Jr.	316,685	(2)	*

Named Executive Officers:
Wei-Wu He, Ph.D., Chairman and CEO	24,601,994	(2)(4)	16.54%
Wei (Larry) Zhang, President	570,153	(2)	*
Alexander A. Zukiwski, MD, Chief Medical Officer	350,000	(2)	*
Weihao Xu, Former Chief Financial Officer(5)	10,000		*

All executive officers and directors as a group (9 persons)(2)	37,145,664	(2)	24.32%

More than 5% Beneficial Owners:
IDG-Accel China and affiliated entities(6) Unit 1509, The Center 99 Queen’s Road, Central, Hong Kong	9,773,370		6.93%

Spectrum Pharmaceuticals, Inc. and affiliated entities(7) 11500 S. Eastern Ave., Suite 240 Henderson, NV 89052	7,556,477		5.41%

Sparkle Byte Limited(8) 6/F, Tower A, COFCO Plaza 8 Jianguomennei Avenue Beijing, 100005, China	10,198,518		7.30%

Wealth Strategy Holdings Limited(9) Level 12, International Commerce Centre 1 Austin Road West, Kowloon, Hong Kong	10,017,959		7.12%

Emerging Technology Partners LLC(10) 4919 Rebel Ridge Drive Sugar Land, TX 77478	12,207,986		8.66%

Consonance Capman GP LLC(11) 1370 Avenue of the Americas, Floor 33 New York, NY 10019	7,576,431		5.42%

Federated Hermes, Inc.(12) 1001 Liberty Avenue Pittsburgh, PA 15222	7,000,000		5.01%

(1)	Beneficial ownership is defined in accordance with the rules of the SEC and the information does not necessarily indicate beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the person or entity has sole or shared voting power or investment power and also any shares that the person or entity can acquire within 60 days of April 19, 2021 through the exercise of any stock option or other right. For purpose of computing the percentage of outstanding shares of common stock held by each person or entity, any shares that the person or entity has the right to acquire within 60 days after April 19, 2021, are deemed to be outstanding with respect to such person or entity but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person or entity. Unless otherwise noted, each individual has sole voting and investment power with respect to the shares shown in the table above. The address for each person set forth above, unless otherwise noted, is c/o CASI Pharmaceuticals, Inc., 9620 Medical Center Drive, Suite 300, Rockville, Maryland 20850.

(2)	Includes shares issuable upon exercise of options and warrants which are exercisable within 60 days of April 19, 2021, in the following amounts: Wei-Wu He, 8,944,581 (including 1,234,567 shares underlying warrants through ETP Global Fund L.P.); James Huang, 604,631; Y. Alexander Wu, 341,685; Franklin C. Salisbury, 316,685; Rajesh Shrotriya, 302,795; Quan Zhou, 1,508,727 (including 1,234,567 shares underlying warrants through IDG-Accel China and affiliated entities); Wei (Larry) Zhang, 550,000; Alexander Zukiwski, 350,000; and all executive officers and directors as a group, 12,919,104.

(3)	Includes 9,773,370 shares beneficially held by IDG-Accel China and affiliated entities as to which Dr. Zhou disclaims beneficial ownership.

(4)	Includes 441,072 shares beneficially held by Emerging Technology Partners, LLC, 8,766,914 shares beneficially held by ETP Global Fund. L.P., and 3,000,000 shares beneficially held by ETP BioHealth III Fund, L.P.

(5)	Includes 10,000 shares held by Mr. Xu’s spouse for which Mr. Xu shares voting and investment power. Effective as of March 29, 2021, Weihao Xu resigned as Chief Financial Officer.

(6)	Number of shares and percentage of common stock outstanding are based on the books and records of the Company. According to information provided by IDG in a Schedule 13D Amendment filed on March 20, 2018, the following persons have sole voting and dispositive power and shared voting and dispositive power over the shares indicated in the table below: (i) IDG-Accel Growth, (ii) IDG-Accel Investors, (iii) IDG-Accel China Growth Fund III Associates L.P., an exempted Cayman Islands limited partnership and the sole general partner of IDG-Accel Growth (“IDG-Accel Associates”), (iv) IDG-Accel China Growth Fund GP III Associates, Ltd., an exempted Cayman Islands limited company (“IDG-Accel GP,” and collectively with IDG-Accel Growth, IDG-Accel Investors and IDG-Accel Associates, “IDG-Accel”), and the sole general partner of each of IDG-Accel Investors and IDG-Accel Associates, (v) Chi Sing Ho, an individual, and director and shareholder of IDG- Accel GP, and (vi) Quan Zhou, an individual, director and shareholder of IDG-Accel GP:

	Sole Power to	Shared Power to	Sole Power to	Shared Power to
	Vote/Direct Vote	Vote/Direct Vote	Dispose/Direct Disposition	Dispose/Direct Disposition
IDG-Accel Growth	9,126,375	646,995	9,126,375	646,995
IDG-Accel Investors	646,995	9,126,375	646,995	9,126,375
IDG-Accel Associates	9,126,375	646,995	9,126,375	646,995
IDG-Accel GP	9,773,370	0	9,773,370	0
Chi Sing Ho	0	9,773,370	0	9,773,370
Quan Zhou	75,000	9,773,370	75,000	9,773,370

(7)	Number of shares and percentage of common stock outstanding are based on the books and records of the Company. Based in part on a Schedule 13D Amendment filed jointly by Spectrum Pharmaceuticals, Inc. (“Spectrum”) and Spectrum Pharmaceuticals Cayman, L.P. (“Spectrum Cayman”) on August 18, 2020, according to which, Spectrum has sole voting and dispositive power over 4,584,053 shares that are held directly by Spectrum and shared voting and dispositive power over the 4,650,262 shares held by Spectrum Cayman, and Spectrum Cayman has shared voting and dispositive power over the 4,650,262 shares held directly by Spectrum Cayman.

(8)	According to a Schedule 13D Amendment filed with the SEC on November 14, 2018, the record owner of these shares is Sparkle Byte Limited. By virtue of holding 100% of the equity interest of Sparkle Byte Limited, Snow Moon Limited may be deemed to have sole voting and dispositive power with respect to these shares. By virtue of holding 100% of the equity interest of Snow Moon Limited, Tianjin Jingran Management Center (Limited Partnership) may be deemed to have sole voting and dispositive power with respect to these shares. By virtue of being the general partner of Tianjin Jingran Management Center (Limited Partnership), He Xie Ai Qi Investment Management (Beijing) Co., Ltd. may be deemed to have sole voting and dispositive power with respect to these shares. By virtue of being the shareholders and/or directors of He Xie Ai Qi Investment Management (Beijing) Co., Ltd., Jianguang Li, Dongliang Lin, Fei Yang and Hugo Shong may be deemed to have shared voting and dispositive power with respect to these shares.

(9)	Beneficial ownership is based on the books and records of the Company. According to a Schedule 13G filed on October 11, 2018 and amendments to the Schedule 13G filed on February 19, 2020 by Wealth Strategy Holding Limited (“WSH”), WSH has sole voting power and dispositive power over the shares.

(10)	Beneficial ownership is based on the books and records of the Company and based in part on a Schedule 13D filed on January 12, 2018, a Schedule 13D/A filed on April 4, 2018 and a second amendment to Schedule 13D/A filed on March 24, 2020, Emerging Technology Partners, LLC (“ETP”), a Delaware limited liability company, is the general partner of ETP Global Fund L.P. (“ETP Global”), a Delaware limited partnership. ETP is the general partner of ETP BioHealth III Fund, L.P. (“ETP BioHealth”), a Delaware limited partnership. ETP Global has shared voting and dispositive power with respect to 8,766,914 shares of common stock. ETP BioHealth has shared voting and dispositive power with respect to 3,000,000 shares of common stock. ETP has shared voting and dispositive power with respect to 12,207,986 shares of common stock. Dr. He, as founder and managing member of each of ETP and ETP Global, may be deemed the indirect beneficial owner of the 12,207,986 shares of common stock owned by ETP, ETP Global and ETP BioHealth.

(11)	Based solely on a Schedule 13G filed jointly by Consonance Capital Management LP, Consonance Capital Opportunity Fund Management LP, Mitchell Blutt and Consonance Capman GP LLC on February 17, 2021. Consonance Capital Management LP shares voting and dispositive power with respect to 5,401,296 shares. Consonance Capital Opportunity Fund Management LP shares voting and dispositive power with respect to 2,175,135 shares. Mitchell Blutt shares voting and dispositive power with respect to 7,576,431 shares. Consonance Capman GP LLC shares voting and dispositive power with respect to 7,576,431 shares. The reported number of shares does not include any shares that may have been purchased in the Company’s March 2021 public offering.

(12)	Based solely on a Schedule 13G filed on February 12, 2021 jointly by Federated Hermes, Inc. and Voting Shares Irrevocable Trust, each of which has sole voting and dispositive power with respect to 7,000,000 shares, and Thomas R. Donahue, Rhodora J. Donahue and J. Christopher Donahue, each of whom has shared voting and dispositive power with respect to 7,000,000 shares. The reported number of shares does not include any shares that may have been purchased in the Company’s March 2021 public offering.

* Represents less than 1% of the common stock outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Any member of the Board of Directors who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction, provided, however, that such director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction.

Spectrum/Acrotech. The Company has certain product rights and perpetual exclusive licenses from Spectrum Pharmaceuticals, Inc. (“Spectrum”) to develop and commercialize EVOMELA® (Melphalan Hydrochloride For Injection) (“EVOMELA”), ZEVALIN® (Ibritumomab Tiuxetan) (“ZEVALIN”) and MARQIBO® (Vincristine Sulfate Liposome Injection) (“MARQIBO”) in the greater China region. Spectrum is a greater than 6.8% shareholder of the Company as of December 31, 2020.

Under the terms of the original licenses, the Company had supply agreements with Spectrum for the purchase of EVOMELA, ZEVALIN, and MARQIBO in China for quality testing purposes to support the Company’s application for import drug registration and for commercialization purposes. The Company also accrued $2.6 million for material costs related to EVOMELA during the year ended December 31, 2019, which are included in accrued expenses. As of December 31, 2020, all amounts due to Spectrum have been settled.

 Juventas. The transactions with Juventas are considered to be related party transactions because the Company’s CEO and Chairman is the chairman and one of the founding shareholders of Juventas. As previously reported, in June 2019, the Company entered into a license agreement for exclusive worldwide license and commercialization rights to an autologous anti-CD 19 T-cell therapy product (“CNCT19”) from Juventas Cell Therapy Ltd. (“Juventas”). In connection with this license agreement, CASI Pharmaceuticals (Wuxi) Co., Ltd. made an upfront equity investment of RMB 80 million (approximately USD $11.6 million) in Juventas through a wholly owned Chinese subsidiary in lieu of the upfront payment for the license.

On September 22, 2020, Juventas and its shareholders (including CASI Wuxi Bio) agreed to certain terms and conditions required by a new third-party investor in connection with Juventas’ Series B financing. In order to facilitate the Series B financing, the Company agreed to amend and supplement its original licensing agreement to provide Juventas and the Company with co-marketing and profit-sharing rights for CNCT19. Under the terms of the amended licensing agreement, the Company and Juventas will share a percentage of total net profits, with CASI receiving a tiered percentage increasing up to 50% of the net profit from commercial sales of CNCT19 depending on annual net sales. The amended agreement also specifies a minimum annual target net profit to be distributed to Juventas as a percentage of net profit from commercial sales. In addition, the Company will continue to be obligated to pay Juventas a single digit royalty fee equal to a percentage of net sales that varies by region. As part of the consideration for the amended agreement, Juventas waived a RMB 70 million milestone payment due from the Company. In addition, the Company invested in an additional Series A plus equity interest in Juventas, resulting in the Company’s equity ownership increasing to 16.45% (post-Juventas Series B financing) on a fully diluted basis. The Company is also entitled to appoint a director to Juventas’ board of directors and has a put right upon the occurrence of specified events.

A committee of the Company’s independent directors reviewed the terms of the original license agreement and the amended license agreement and recommended the transactions to the board of directors for approval. The Company’s Chairman and CEO did not participate in the committee’s deliberations or the board of directors’ approval of the transaction.

On July 1, 2019, the Company entered into a one-year equipment lease with Juventas in the amount of RMB 80,000 (approximately $15,000) a month. In August 2020, the lease was renewed for another year with the same monthly lease income. During the year ended December 31, 2020, the Company recognized lease income of $140,000 and expects to recognize $70,000 of additional lease income in 2021 related to this lease. The lease can be further extended after one year.

BioCheck. In June 2019, the Company entered into a one-year agreement primarily for the sublease of certain office and lab space with BioCheck Inc. (“BioCheck”) in the amount of $60,000 ($5,000 a month), which is classified as an operating lease. Transactions with BioCheck are considered to be related party transactions as Dr. Wei-Wu He, the Company’s CEO and Chairman is also the Chairman of BioCheck. Transactions with ETP, parent of BioCheck, and a more than 5% shareholder of the Company, are also considered to be related party transactions as Dr. Wei-Wu He, the Company’s CEO and Chairman is also the general partner of ETP.

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

Director Independence

Our Board of Directors currently consists of six members and is divided into three classes.

The Board of Directors affirmatively determined that each of the directors and nominees, with the exception of Dr. Wei-Wu He, our Chairman and CEO, qualify as “independent” as defined by applicable NASDAQ and SEC rules. In making this determination, the Board of Directors concluded that none of these members has a relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Dr. He does not serve on any independent committees.

Audit Committee

See “Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE ─ Audit Committee” above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents aggregate fees for professional services rendered by our independent registered public accounting firm, KPMG Huazhen LLP, for the years ended December 31, 2020 and 2019.

KPMG

	2020	2019
Audit fees	$747,579	$906,736
Audit-related fees	—	—
Tax fees	$—	$—
All Other Fees	$—	—
Total	$747,579	$906,736

Services rendered by KPMG (for fiscal years 2020 and 2019) in connection with fees presented above were as follows:

Audit Fees

The Company incurred from KPMG audit fees of $747,579 in fiscal year 2020, covering professional services rendered for (1) the audit of the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and (2) the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q for the first three quarters of 2020.

The Company incurred from KPMG audit fees of $906,736 for fiscal year 2019, covering professional services rendered for (1) the audit of the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, (2) the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q for the first three quarters of 2019 and (3) the audit of the effectiveness of internal control over financial reporting as of December 31, 2019.

Audit-Related Fees

The Company did not incur audit-related fees in fiscal years 2020 or 2019.

Tax Fees

The Company did not incur any tax fees in fiscal year 2020 or 2019 from KPMG.

All Other Fees

The Company did not incur any other fees in fiscal years 2020 or 2019.

The Audit Committee pre-approves all audit services provided by our independent registered public accounting firm in accordance with the Audit Committee’s pre-approval policy for audit services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules.

Our consolidated financial statements, notes thereto, and schedules, required to be filed in our Annual Report on Form 10-K are included in the Original Filing.

Exhibits.

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in the Original Filing. The exhibits listed in the Exhibit Index that appears at the end of this Amendment set forth additional exhibits required to be filed with this Amendment and are filed as part of this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2021

CASI Pharmaceuticals, Inc.

By:	/s/Wei-Wu He
Wei-Wu He
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Name

31.1	Rule 13a-14(a) Certification of Chief Executive Officer **

31.2	Rule 13a-14(a) Certification of Principal Financial Officer **

104	Cover Page Interactive Data File (formatted in XBRL and Contained in Exhibit 101)**

**    Filed herewith