Form 10-Q
period 2021-03-31
CASI Pharmaceuticals, Inc.
filed 2021-05-13
CIK 895051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐       NO ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at April 30, 2021
Common Stock $.01 Par Value	139,797,487

CASI PHARMACEUTICALS, INC.

TRADEMARKS AND SERVICE MARKS

We own or have rights to trademarks and trademark applications for use in connection with the operation of our business, including, but not limited to, CASI and CASI PHARMACEUTICALS. All other trademarks appearing in this Quarterly Report on Form 10-Q that are not identified as marks owned by us are the property of their respective owners.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$68,117	$57,064
Investment in equity securities, at fair value	10,948	9,309
Accounts receivable, net of $0 allowance for doubtful accounts	5,838	4,645
Inventories	2,994	1,356
Prepaid expenses and other	1,117	1,651
Total current assets	89,014	74,025

Property, plant and equipment, net	1,876	2,062
Intangible assets, net	12,834	13,210
Long-term investments	34,870	29,442
Right of use assets	8,323	8,696
Other assets	1,176	299
Total assets	$148,093	$127,734

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,741	$3,669
Accrued and other current liabilities	2,238	3,015
Bank borrowings	1,525	826
Notes payable	466	466
Total current liabilities	9,970	7,976

Deferred income	2,331	2,351
Other liabilities	13,596	13,834
Total liabilities	25,897	24,161

Commitments and contingencies (Note 19)

Redeemable noncontrolling interest, at redemption value (Note 11)	22,164	22,033

Stockholders’ equity:
Preferred stock, $1.00 par value: 5,000,000 shares authorized and 0 shares issued and	—	—
outstanding
Common stock, $0.01 par value:
250,000,000 shares authorized at March 31, 2021 and December 31, 2020
139,877,032 shares and 124,023,374 shares issued at March 31, 2021 and December 31, 2020, respectively;
139,797,487 shares and 123,943,829 shares outstanding at March 31, 2021 and December 31, 2020, respectively	1,399	1,240
Additional paid-in capital	690,018	658,246
Treasury stock, at cost: 79,545 shares held at March 31, 2021 and December 31, 2020	(8,034)	(8,034)
Accumulated other comprehensive income	485	589
Accumulated deficit	(583,836)	(570,501)
Total stockholders’ equity	100,032	81,540
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$148,093	$127,734

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Three Months Ended March 31
	2021	2020

Revenues:
Product sales	$5,700	$3,372
Lease income	36	34
Total revenues	5,736	3,406

Costs and expenses:
Costs of revenues	2,358	3,211
Research and development	5,258	3,017
General and administrative	5,502	4,058
Selling and marketing	2,715	1,260
Gain on disposal of intangible assets	-	(450)
Acquired in-process research and development	5,500	1,081
Total costs and expenses	21,333	12,177

Loss from operations	(15,597)	(8,771)
Non-operating income/(expense):
Interest income, net	106	190
Other income	20	—
Foreign exchange gains	219	363
Change in fair value of investments	1,568	(15)
Net loss	(13,684)	(8,233)
Less: loss attributable to redeemable noncontrolling interest	(349)	(109)
Accretion to redeemable noncontrolling interest redemption value	548	317
Net loss attributable to CASI Pharmaceuticals, Inc.	$(13,883)	$(8,441)

Net loss per share (basic and diluted)	$(0.11)	$(0.09)
Weighted average number of common shares outstanding (basic and diluted)	124,825	98,773

Comprehensive loss:
Net loss	$(13,684)	$(8,233)
Foreign currency translation adjustment	(172)	(826)
Total comprehensive loss	$(13,856)	$(9,059)
Less: Comprehensive loss attributable to redeemable noncontrolling interest	(417)	(109)
Comprehensive loss attributable to common stockholders	$(13,439)	$(8,950)

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Total
Balance at December 31, 2020	—	$—	123,943,829	$1,240	$658,246	$(8,034)	$589	$(570,501)	$81,540
Issuance of common stock pursuant to financing agreements	—	—	15,853,658	159	32,341	—	—	—	32,500
Stock issuance costs	—	—	—	—	(2,019)	—	—	—	(2,019)
Stock-based compensation expense, net of forfeitures	—	—	—	—	1,998	—	—	—	1,998
Foreign currency translation adjustment	—	—	—	—	—	—	(104)	—	(104)
Net loss attributable to CASI Pharmaceuticals, Inc.	—	—	—	—	(548)	—	—	(13,335)	(13,883)
Balance at March 31, 2021	—	$—	139,797,487	$1,399	$690,018	$(8,034)	$485	$(583,836)	$100,032

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Total
Balance at December 31, 2019	—	$—	97,771,698	$979	$606,686	(8,034)	$(2,728)	$(523,908)	$72,995
Issuance of common stock for options and warrants exercised	—	—	2,708,795	27	3,805	—	—	—	3,832
Repurchase of stock options to satisfy tax withholding obligations	—	—	—	—	(251)	—	—	—	(251)
Issuance of common stock pursuant to financing agreements	—	—	434,336	4	1,395	—	—	—	1,399
Stock issuance costs	—	—	—	—	(251)	—	—	—	(251)
Stock-based compensation expense, net of forfeitures	—	—	—	—	1,905	—	—	—	1,905
Foreign currency translation adjustment	—	—	—	—	—	—	(826)	—	(826)
Net loss attributable to CASI Pharmaceuticals, Inc.	—	—	—	—	(317)	—	—	(8,124)	(8,441)

Balance at March 31, 2020	—	$—	100,914,829	$1,010	$612,972	$(8,034)	$(3,554)	$(532,032)	$70,362

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended

	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,684)	$(8,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation for property, plant and equipment	179	146
Amortization of intangible assets	337	377
Reduction in the carrying amount of the right-of-use assets	348	314
Gain on disposal of intangible assets	—	(450)
Stock-based compensation expense	1,998	1,905
Acquired in-process research and development	5,500	1,081
Change in fair value of investments	(1,568)	15
Changes in operating assets and liabilities:
Accounts receivable	(1,193)	(579)
Inventories	(1,638)	2,533
Prepaid expenses and other assets	637	6
Accounts payable	2,073	(729)
Accrued liabilities and other liabilities	(978)	(1,020)
Deferred income	(12)	—
Net cash used in operating activities	(8,001)	(4,634)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of intangible assets	—	450
Purchases of property, plant and equipment	(981)	(1)
Cash paid to acquire in-process research and development	(5,500)	—
Cash paid to acquire convertible loan in Black Belt Tx Limited	(86)	—
Cash paid to acquire convertible loan in Cleave	(5,500)	—
Net cash (used in) provided by investing activities	(12,067)	449

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank borrowings	709	—
Stock issuance costs	(2,019)	(42)
Proceeds from sale of common stock	32,500	1,399
Proceeds from exercise of stock options	—	3,832
Repurchase of stock options to satisfy tax withholding obligations	—	(251)
Net cash provided by financing activities	31,190	4,938

Effect of exchange rate change on cash and cash equivalents	(69)	(489)
Net increase in cash and cash equivalents	11,053	264

Cash and cash equivalents at beginning of period	57,064	53,621
Cash and cash equivalents at end of period	$68,117	$53,885

Supplemental disclosure of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

Non-cash investing activity:
Accrual for acquisition of in-process research and development	$—	$1,081

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.           Basis of Presentation, Organization and Principal Activities

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such condensed consolidated financial statements do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying December 31, 2020 financial information was derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated balance sheet of the Company as of December 31, 2020 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended.

Overview

The Company launched its first commercial product, EVOMELA® (Melphalan for Injection), in China in August 2019. In China, EVOMELA® is approved for use as a conditioning treatment prior to stem cell transplantation and as a palliative treatment for patients with multiple myeloma. The other core hematology/oncology assets in the Company’s pipeline include:

●	CNCT19 is an autologous CD19 CAR-T investigative product (CNCT19) being developed by the Company’s partner Juventas Cell Therapy Ltd (“Juventas”) for which the Company has co-commercial and profit-sharing rights. CNCT19 is being developed as a potential treatment for patients with hematological malignancies which express CD19 including, B-cell acute lymphoblastic leukemia (“B-ALL”) and B-cell non-Hodgkin lymphoma (“B-NHL”). CNCT19’s Phase 1 studies of B-ALL and B-NHL in China have been substantially completed by Juventas, with the Phase 2 B-NHL registration study and the Phase 2 B-ALL registration study of CNCT19 both currently enrolling in China.
●	BI-1206 is an antibody which has a novel mode-of-action, blocking the inhibitory antibody checkpoint receptor FcγRIIB to unlock anti-cancer immunity in both hematological malignancies and solid tumors for which the Company has licensed exclusive greater China rights from BioInvent International (“BioInvent”). AB BI-1206 is being investigated by BioInvent in a Phase 1/2 trial, in combination with anti-PD1 therapy Keytruda® (pembrolizumab), in solid tumors, and in a Phase 1/2a trial

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
●	CB-5339 is a novel VCP/p97 inhibitor focused on valosin-containing protein (VCP)/p97 as a novel target in protein homeostasis, DNA damage response and other cellular stress pathways for therapeutic use in cancer. The Company entered into an exclusive license on March 21, 2021 with Cleave Therapeutics, Inc. (Cleave”) for the development and commercialization of CB-5339 in Mainland China, Hong Kong, Macau and Taiwan. CB-5339, an oral second-generation, small molecule VCP/p97 inhibitor, is being evaluated in a Phase 1 clinical trial in patients with acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS) and in a Phase 1 clinical trial of patients with solid tumors and lymphomas.
●	CID-103 is a full human IgG1 anti-CD38 monoclonal antibody recognizing a unique epitope that has demonstrated encouraging preclinical efficacy and safety profile compared to other anti-CD38 monoclonal antibodies for which the Company has exclusive global rights. CID-103 is being developed for the treatment of patients with multiple myeloma. The Company has achieved in May 2021 the First-Patient-In (FPI) in the Phase 1 dose escalation and expansion study of CID-103, in patients with previously treated, relapsed or refractory multiple myeloma.

The Company also has greater China rights to ZEVALIN® (Ibritumomab Tiuxetan), a CD20-directed radiotherapeutic antibody that is approved in the U.S. to treat patients with non-Hodgkin lymphoma (“NHL”) and MARQIBO® (vincristine sulfate LIPOSOME injection) a novel, sphingomyelin/cholesterol liposome-encapsulated, formulation of vincristine sulfate, a microtubule inhibitor, approved by the FDA for the treatment of adult patients with Philadelphia chromosome-negative (Ph-) acute lymphoblastic leukemia (ALL) in second or greater relapse or whose disease has progressed following two or more anti-leukemia therapies.  However, due to the evolving standard of care environment, the rare and niche indication for these products, and the Company’s commitment to prioritize resources, the Company is currently evaluating its options for these products.  In addition, the Company’s assets include a few FDA-approved ANDAs which the Company is evaluating due to generic drug pricing reforms by the Chinese government and its impact on the pricing and competitiveness of these products.

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

Liquidity Risks and Management’s Plans

Since its inception in 1991, the Company has incurred significant losses from operations and, as of March 31, 2021, has incurred an accumulated deficit of $583.8 million. In 2012, with new leadership, the Company shifted its business strategy to China and has since built an infrastructure in China that includes sales and marketing, medical affairs, regulatory and clinical development and in the foreseeable future, manufacturing. In 2014, the Company changed its name to “CASI Pharmaceuticals, Inc.” The majority of the Company’s operations are now located in China. The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical and development activities and expansion of the Company’s operations. The Company’s Beijing office is primarily responsible for the Company’s day-to-day operations and the Company’s commercial team of over 80 hematology and oncology sales and marketing specialists based in China.  CASI Wuxi is part of the long-term strategy to support the Company’s future clinical and commercial manufacturing needs, to manage the Company’s supply chain for certain products, and to develop a GMP manufacturing facility in China.

The Company has primarily funded its operations through the proceeds from the sales of common stock and, to a lesser extent, asset sales and government grants. To date, the Company has minimal product revenue and management expects operating losses to continue for the foreseeable future.

On March 26, 2021, the Company closed an underwritten public offering of 15,853,658 shares of the Company’s common stock (the “Offering”) at a price to the public of $2.05 per share.  The gross proceeds to CASI from the Offering were $32.5 million before deducting the underwriting discounts and commissions and offering expenses payable by CASI. See Note 12 -- Stockholders’ Equity.

Taking into consideration the cash and cash equivalents balance as of March 31, 2021, the Company believes that it has sufficient resources to fund its operations at least one year beyond the date that the unaudited condensed consolidated financial statements are issued.  As of March 31, 2021, the Company had a consolidated cash balance of $68.1 million; $45.4 million was held by the Company (excluding its subsidiaries), and the Company’s subsidiaries held $4.8 million (CASI China), $17.7 million (CASI Wuxi), and $0.2 million (other subsidiaries). The Company intends to continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements.

Risks and Uncertainties

The Company has experienced operational interruptions as a result of COVID-19, including the temporary disruption of operations in China during the first three months of 2020 due to a Chinese government mandated quarantine protocol, including mandatory business closures, social distancing measures, and various travel restrictions.  In the first quarter 2020, during which the peak of the pandemic occurred in China, the Company experienced some disruptions to its EVOMELA®  marketing and sales activities due to travel restrictions and the prioritization of hospitals and physicians to attend to patients with COVID-19 infection. Although the Company's operations in China have normalized, there can be no assurance that such operations will continue to do so.

To the extent that such events occur, demand for the Company's products may decline, and the Chinese government or other governments may impose additional restrictions resulting in further shutdowns, further work restrictions, and the disruption of the Company’s supply and distribution channels; there can be no assurance that such restrictions will not be imposed again.

The Company currently relies on a single source for its supply of EVOMELA®. Due to COVID-19, the Company experienced a disruption to its supply chain for EVOMELA®. That disruption, along with a change in 2020 in the manufacturer of EVOMELA® , contributed to a decrease in the Company's revenue for the second quarter of 2020. The Company returned to expected levels of sales in the second half of 2020.

If suppliers refuse or are unable to provide products for any reason (including the occurrence of an event like the COVID-19 pandemic that makes delivery impractical), the Company would be required to negotiate an agreement with a substitute supplier, which would likely interrupt the manufacturing of EVOMELA® , cause delays and increase costs.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, which may result in a period of regional, national, and global economic slowdown or regional, national, or global recessions that could affect the Company's ability to continue to commercialize and expand distribution of EVOMELA® (Melphalan For Injection) or other drugs in the Company’s existing product pipeline. The effectiveness of the Company's sales teams may be negatively impacted by the lack of travel and their reduced ability to engage with decision-makers. In addition, economic and other uncertainties may adversely affect other parties' willingness to negotiate and execute product licenses and thus hamper the Company's ability to in-license clinical-stage and late-stage drug candidates in China or elsewhere.

Clinical trials, whether planned or ongoing, may be affected by the COVID-19 pandemic. The Company's partner, Juventas, experienced some delay in conducting the CNCT19 trials due to the COVID-19 pandemic. The COVID-19 pandemic has also impacted the Company's targeted start time of its CID-103 trial due to the lock-down of many medical facilities in Europe. Study procedures (particularly any procedures that may be deemed non-essential), site initiation, participant recruitment and enrollment, participant dosing, shipment of the Company's product candidates, distribution of clinical trial materials, study monitoring, site inspections and data analysis may be paused or delayed due to changes in hospital or research institution policies, federal, state or local regulations, prioritization of hospital and other medical resources toward COVID-19 efforts, or other reasons related to the pandemic. In addition, there could be a potential effect of COVID-19 on the operations of the health regulatory authorities, which could result in delays of reviews and approvals, including with respect to the Company's product candidates. Any prolongation or de-prioritization of the Company's clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of the Company's product candidates.

2.           License and Distribution Agreements

China Resources Guokang Pharmaceuticals Co., Ltd:

The Company has product rights and perpetual exclusive licenses from Acrotech Biopharma L.L.C. (“Acrotech”) to develop and commercialize its commercial product EVOMELA® in the greater China region (which includes China, Taiwan, Hong Kong and Macau). On December 3, 2018, the Company received NMPA’s approval for importation, marketing and sales in China, and in August 2019 the Company launched EVOMELA® in China.  The NMPA required post-marketing study is ongoing and is actively recruiting.

In March 2019, the Company entered into a three-year exclusive distribution agreement with China Resources Guokang Pharmaceuticals Co., Ltd (“CRGK”) to appoint CRGK on an exclusive basis as its distributor to distribute EVOMELA® in the territory of the People’s Republic of China (excluding Hong Kong, Taiwan and Macau), subject to certain terms and conditions. The Company’s internal marketing and sales team will continue to be responsible for commercial activities, including, for example, direct interaction with Key Opinion Leaders (KOL), physicians, hospital centers and the generating of sales.  Commercial sales of EVOMELA® were launched in August 2019. For the three months ended March 31, 2021 and 2020, the Company recognized $5.7 million and $3.4 million of revenues, respectively, from sales of EVOMELA® under this arrangement

Juventas Cell Therapy:

In June 2019, the Company entered into a license agreement for exclusive worldwide license to commercialize an autologous anti-CD19 T-cell therapy product (CNCT19) from Juventas Cell Therapy Ltd. (“Juventas”) (the “Juventas license agreement”).  Juventas is a China-based company engaged in cell therapy.

In September 2020, Juventas and its shareholders (including CASI Biopharmaceuticals) agreed to certain terms and conditions required by a new third-party investor to facilitate the Series B financing of Juventas, pursuant to which the Company agreed to amend and supplement the original licensing agreement (the "Supplementary Agreement") by agreeing to pay Juventas certain percentage of profits generated from commercial sales of CNCT19. The Supplementary Agreement also specifies a minimum annual target net profit to be distributed to Juventas and certain other terms and obligations. In return, the Company obtained additional equity interests in Juventas (see Note 4).

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

Under the terms of the agreement, BioInvent and CASI will develop BI-1206 in both hematological malignancies and solid tumors, with CASI responsible for commercialization in China and associated markets. CASI made a $5.9 million upfront payment in November 2020 to BioInvent and will pay up to $83 million in development and commercial milestone payments plus tiered royalties in the high-single to mid-double-digit range on net sales of BI-1206.  Because BI-1206 underlying the acquired rights has not reached technological feasibility and has no alternative uses, the Company expensed $5.9 million as acquired in-process research and development in the fourth quarter of 2020.

Black Belt Therapeutics Limited:

In April 2019, the Company entered into a license agreement with Black Belt Therapeutics Limited (“Black Belt”) for exclusive worldwide rights to CID-103, an investigational anti-CD38 monoclonal antibody (Mab) (formerly known as TSK011010). The CID-103 Phase 1 study began in the EU in March 2021.  The Company expects that its clinical materials and commercial inventory will be supplied by one or more contract manufacturers with whom the Company is in current discussions.  Under the terms of the agreement, CASI obtained global rights to CID-103 for an upfront payment of 5 million euros ($5.7 million) as well as certain milestone and royalty payments.  Because CID-103 underlying the acquired rights has not reached technological feasibility and has no alternative uses, the Company expensed 5 million euros as acquired in-process research and development in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2019.

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

CB-5339 is being evaluated in a Phase 1 clinical trial in patients with acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS), while the National Cancer Institute (NCI) is sponsoring and will be evaluating CB-5339 in a future Phase 1 clinical trial of patients with solid tumors and lymphomas.  Because CB-5339 has not reached technological feasibility and has no alternative uses, the Company expensed $5.5 million as acquired in-process research and development in the accompanying consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021.

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

The terms of the agreement include an upfront payment of 1 million euros which was paid by the Company in 2019, and up to 2 million euros of additional milestone payments, of which 1.5 million euros ($1.7 million) was expensed in the year ended December 31, 2020 as acquired in-process research and development following Pharmathen’s achievement of certain milestones.  CASI is responsible for the development, import drug registration, product approval and commercialization in China. CASI has a 10-year non-royalty exclusive distribution period after the product launch at agreed supply costs for the first three years.

Riemser Pharma GmbH

In August 2019, the Company entered into a distribution agreement in China with Riemser Pharma GmbH (“Riemser”) to a novel formulation of thiotepa, a chemotherapeutic agent, which has multiple indications including use as a conditioning treatment for use prior to allogenic hematopoietic stem cell transplantation. Thiotepa has a long history of established use in the hematology/oncology setting. Pursuant to the distribution agreement, CASI obtained the exclusive distribution right of the products in China, and Riemser will be responsible for manufacturing and supplying CASI with clinical materials and commercial inventory.  Subject to regulatory and marketing approvals, the Company intends to advance and commercialize these established products in China.

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

The Company recognizes revenue on sales of EVOMELA® when the control of the product is transferred to the distributor, which occurs upon delivery of the product to the carrier appointed by the distributor, in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for the product, excluding amounts collected on behalf of third parties (e.g. value-added taxes). Payment terms for these sales are due within 90 days. The arrangement does not include any variable consideration.

The costs of assurance type warranties that provide the customer the right to exchange purchased product that does not meet appropriate quality standards are recognized when they are probable and are reasonably estimable. As of March 31, 2021, the Company did not incur, and therefore did not defer, any material costs to obtain or fulfill contracts. The Company did not have any contract assets or contract liabilities as of March 31, 2021.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company’s significant accounting estimates relate to recoverability of operating lease right-of-use assets, intangible assets and long-term investments, net realizable value and obsolescence allowance for inventory, deferred tax assets and valuation allowance, allowance for doubtful accounts, stock-based arrangements and fair value of investments. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results may differ from those estimates, and such differences may be material to the consolidated financial statements.

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

The fair value of this security was measured using its quoted market price, a Level 1 input, and was $4.6 million as of March 31, 2021 and $2.7 million as of December 31, 2020 (see Note 16).

BioInvent International AB

In October 2020, in conjunction with its license agreement entered into with BioInvent (see Note 2), a publicly traded company, CASI made a $6.3 million investment (equivalent to SEK 53.8 million) to acquire 1.2 million new shares (after 25:1 reverse stock split) of BioInvent, and 14,700,000 warrants, each warrant with a right to subscribe for 0.04 shares (after 25:1 reverse stock split)  in BioInvent within a period of five years.

The investments in the ordinary shares and warrants of BioInvent are carried at fair value, with changes in fair value reported in the statement of operations each reporting period. The fair value of the ordinary shares was measured using its quoted market price, a Level 1 input, and was $6.4 million as of March 31, 2021 and $6.6 million as of December 31, 2020 (see Note 16).

The fair value of the warrants was measured using observable market-based inputs other than quoted prices in active markets for identical assets or liabilities, level 2 inputs.  The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of warrants. The fair value of the warrants was $769,000 as of March 31, 2021 and $840,000 as of December 31, 2020 (see Note 16), with assumptions including an expected life of 4.66 years, an assumed volatility of 47.2%, and a risk-free interest rate of -0.14%.

The following table summarizes the Company’s investment in equity securities at Fair Value as of March 31, 2021:

			Gross
(In thousands)			unrealized	Aggregate fair
Description	Classification	Cost	gains	value
MaxCyte - equity interest	Investment	$—	$4,591	$4,591
BioInvent - equity interest	Investment	$5,661	$696	$6,357

Unrealized gains or (losses) on the Company’s equity investment for the three months ended March 31, 2021 and 2020 were $1,568,000 and $(15,000), respectively. Unrealized gains or (losses) on the Company’s equity investment are recognized as change in fair value of investment in equity securities in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Long-term investments

Long-term investments consisted of the following:

	March 31,	December 31,
(In thousands)	2021	2020
Available-for-sale debt securities:
Black Belt Tx Limited - convertible loan	$169	$83
Securities measured at fair value:
BioInvent International AB - warrants	769	840
Cleave Therapeutics, Inc. - convertible loan	5,500	—
Equity securities without readily determinable fair value:
Black Belt Tx Limited - equity interest	2,250	2,250
Juventas Cell Therapy Ltd - equity interest	25,973	26,059
Juventas Cell Therapy Ltd - put option	209	210
Total	$34,870	$29,442

Black Belt Tx Limited

In April 2019, in conjunction with its license agreement the Company entered into with Black Belt (see Note 2), the Company made a 2 million euros ($2,249,600) equity investment in the ordinary shares of a newly established, privately held UK Company, Black Belt Tx Limited ("Black Belt Tx"), representing a 14.1% equity interest with the right to appoint a non-voting board observer.

As the Company does not have significant influence over operating and financial policies of Black Belt Tx, and the equity interests do not have readily determinable fair value, the investment in Black Belt Tx is stated at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. The Company did not record any adjustments or impairments during the three months ended March 31, 2021 related to this investment.

In July 2020, the Company entered into a three-year convertible loan agreement with Black Belt Tx (the "Black Belt Tx Loan") in the amount of 211,800 euros ($250,000) with a non-compounding annual interest rate of 6% payable, together with the principal balance, at maturity.

The loan principal will be disbursed in three equal installments of 70,600 euros. The first tranche of 70,600 euros ($83,000) was disbursed upon execution of the loan agreement in August 2020. The second tranche of 70,600 euros ($86,000) was disbursed in February 2021.  In the first quarter of 2021, Black Belt Tx reached certain operational targets as stipulated in the loan agreement, and Black Belt Tx’s Board of Directors met in February 2021 to approve disbursement of the second tranche.  The third tranche will be disbursed if Black Belt Tx reaches certain additional operational targets as stipulated in the loan agreement, subject to approval by Black Belt Tx's Board of Directors.

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

Juventas Cell Therapy Ltd

In June 2019, in conjunction with its license agreement entered into with Juventas (see Note 2), the Company, through CASI Biopharmaceuticals, made an RMB 80 million ($11,788,000) investment in Juventas, a privately held, China-based company, in Juventas’ Series A plus equity, which represented a 16.327% equity interest on a fully diluted basis, and the right to appoint a non-voting board observer. The Company is entitled to substantive liquidation preference over the founding shareholder of Juventas. In addition, the Juventas’ founding shareholder provided a put option to the Company pursuant to which the Company can put the equity investment to the founding shareholder at a fixed return of 8% per annum upon occurrence of certain events. The investment in the equity interests of the Juventas and the investment in put option to the founding shareholder were accounted for as investments in equity securities using the measurement alternative at its cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, as the fair value of the equity securities of Juventas is not readily determinable. The consideration of RMB 80 million ($11,788,000) was allocated into investment in equity interests and investment in put option based on their relative fair value on the transaction date.

In September 2020, in conjunction with the Supplementary Agreement entered into with Juventas (see Note 2), the Company obtained additional Series A plus equity interest in Juventas with substantive liquidation preference over Juventas' founding shareholder, resulting in the Company's equity ownership increasing to 16.45% (post-Juventas Series B financing) on a fully diluted basis. CASI Biopharmaceuticals is also entitled to appoint a director to Juventas’ board of directors.  Juventas’ founding shareholder also provided a put option to the Company pursuant to which the Company can put the additional equity investment to the founding shareholder at RMB 70 million plus a fixed return of 8% per annum upon occurrence of certain events. The transaction closed on September 29, 2020. The fair value of the Company’s additional equity interest in Juventas and the new put option was RMB 83.7 million ($12.3 million) and RMB 0.4 million ($64,000) on September 29, 2020, respectively, which was estimated using significant estimates and assumptions, including multiples of selected comparable companies in applying the market approach model.

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

The investments are measured using the measurement alternative at its cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, as the fair value of the equity securities of Juventas is not readily determinable.  The Company did not record any adjustments or impairments during the three months ended March 31, 2021 related to this investment.

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

Cleave Therapeutics, Inc.

In March 2021, Cleave and the Company entered into a license agreement. Cleave and the Company will develop CB-5339 in both hematological malignancies and solid tumors, with CASI responsible for development and commercialization in China and associated markets. Cleave received a $5.5 million upfront payment and is eligible to receive up to $74 million in development and commercial milestone payments plus tiered royalties in the high-single to mid-double-digit range on net sales of CB-5339. In addition to the upfront cash payment, CASI made a $5.5 million investment in Cleave through a three-year convertible note with a non-compounding annual interest rate of 3% payable at maturity. The principal balance is also due at maturity.  The proceeds will support and advance Cleave’s programs and general operations.

In the event that Cleave, on or prior to the maturity date, completes an equity financing round of preferred stock of at least $10.0 million, then the outstanding principal amount and accrued interest shall be automatically converted into such shares at 80% of the price per share issued.  The investment in the convertible loan is designated an investment measured at fair value through profit or loss.

5.           Inventories

Inventories at March 31, 2021 and December 31, 2020 consisted of the following:

(In thousands)	March 31, 2021	December 31, 2020
Finished goods	$2,994	$1,356
Raw materials	—	—
Total	$2,994	$1,356

No provisions to write down the carrying amount of inventory have been recorded in the three months ended March 31, 2021 and 2020.

6.            Leases

Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Rent expense is recognized on a straight-line basis over the lease term.

Operating lease liabilities (see below) are included in accrued liabilities and other liabilities (noncurrent) in the unaudited condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020.

All of the Company’s existing leases as of March 31, 2021 are classified as operating leases. For the quarter ended March 31, 2021, the Company had seven material operating leases for land, facilities and office equipment with remaining terms expiring from 2021 through 2069 and a weighted average remaining lease term of 38.12 years. The Company has fair value renewal options for many of the Company’s existing leases, none of which are considered reasonably certain of being exercised or included in the minimum lease term. Weighted average discount rates used in the calculation of the lease liability is 3.55%. The discount rates reflect the estimated incremental borrowing rate, which includes an assessment of the credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to the lease payments in a similar economic environment.

In November 2019, CASI Wuxi entered into a fifty-year lease agreement for the right to use state-owned land in China for the construction of a manufacturing facility. The land parcel is 74,028.40 square meters. The Company classifies this lease as an operating lease. The Company prepaid all of the lease payments for the land use right in 2019 in the amount of RMB 45 million (equivalent to $6.5 million).

In the first quarter of 2021, one operating lease expired. Since the office space was no longer needed, it was not renewed.

Rent expense for the three months ended March 31, 2021 and 2020 was $400,000 and $377,000, respectively. There were no variable lease costs or sublease income for leased assets for the three months ended March 31, 2021 and 2020.

Right of use assets and liabilities as of March 31, 2021 and December 31, 2020 in the condensed consolidated balance sheets were as follows:

	March 31,	December 31,
(In thousands)	2021	2020
Right of use assets	$8,323	$8,696

Accrued liabilities	$814	$939
Other liabilities	769	965
Total lease liabilities	$1,583	$1,904

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$370	$377

A maturity analysis of the Company’s operating leases as of March 31, 2021 follows:

Future undiscounted cash flows:

(In thousands)
2021 (remaining nine months)	$682
2022	626
2023	280
Thereafter	42
Total	1,630

Discount factor	(47)
Lease liability	1,583
Amounts due within 12 months	814
Non-current lease liability	$769

7.           Intangible Assets

Intangible assets include ANDAs that were acquired as part of 2018 asset acquisitions of U.S. marketed generic products and capitalized costs related to a cloud computing arrangement (CCA). These intangible assets were originally recorded at relative estimated fair values based on the purchase price for the asset acquisitions and are stated net of accumulated amortization and impairment, if any.

The ANDAs are amortized over their estimated useful lives of 13 years, using the straight-line method. The CCA is being amortized over its useful life of 5 years.

In February 2020, the Company entered into an agreement with Chartwell Rx Sciences, LLC (“Chartwell”) in which the Company sold and transferred the control of seven U.S. FDA-approved ANDAs to Chartwell in exchange for $450,000 in cash, which the Company received in March 2020. These ANDAs had a net book value of $0 at the time of sale. The Company is entitled to an additional $1 million, contingent upon Chartwell receiving certain FDA approvals relating to certain of these ANDAs. The Company recognized a gain on disposal of intangible assets in the amount of $450,000 in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2020. The additional $1 million is treated as variable consideration. Because the amount of variable consideration is highly susceptible to factors outside the Company's influence and the Company’s experience with similar types of contracts is limited, the Company did not include the amount of variable consideration in recognition of gain on disposal of intangible assets for the three months ended March 31, 2020. The Company will recognize the variable consideration and additional gain on disposal of intangible assets when the constraint on variable consideration is resolved, i.e., Chartwell receives relevant FDA approvals. As of March 31, 2021, no FDA approvals has been made to Chartwell on those products.

Intangible assets at March 31, 2021 consists of the following:

(In thousands)
Asset	Purchase Price	Accumulated Amortization	Estimated useful lives
ANDAs	$15,832	$(3,086)	13 years
Others	197	(109)	5 years
Total	$16,029	$(3,195)

The changes in intangible assets for three months ended March 31, 2021 are as follows:

(In thousands)
Balance as of December 31, 2020	$13,210
Amortization expense	(337)
Foreign currency translation adjustment	(39)
Balance as of March 31, 2021	$12,834

Expected future amortization expense, is as follows:

(In thousands)
2021 (remaining nine months)	$987
2022	1,316
2023	1,316
2024	1,284
2025	1,284
2026 and thereafter	6,647

8.           Grants

In April 2020, CASI Wuxi received RMB 15.9 million (equivalent to $2.2 million) from the Jiangsu Province Wuxi Huishan Economic Development Zone as a government grant for this development project which was recorded as deferred income in April 2020.  The grant will be amortized over the term of the lease of the land.  Since April 2020, the Company has recognized RMB 321,000 in deferred income as of March 31, 2021, and therefore, RMB 15.6 million (equivalent to $2.4 million) remain as deferred income in the unaudited condensed balance sheet as of March 31, 2021.  The Company recognized $12,000 and $0 of other income during the three months ended March 31, 2021 and 2020, respectively.

9.          Bank Borrowings

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

On February 3, 2021, the Company had additional bank borrowings of RMB 4.6 million ($0.7 million), of which RMB 3.0 million ($0.5 million) matures on September 2, 2021 and the remainder balance matures on November 7, 2021.  These additional bank borrowings bear interest at a fixed rate of 3.72% per annum.

Interest expense of $11,000 was recorded in the three months ended March 31, 2021.

10.          Notes Payable

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

Interest expense of $1,000 was recorded in the three months ended March 31, 2021.

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

Changes in redeemable noncontrolling interest during the three month period ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Balance at beginning of period	$22,033	$20,670
Cash contribution by Wuxi LP	—	—
Share of CASI Wuxi net (loss)/income	(349)	(109)
Accretion of redeemable noncontrolling interest	548	317
Foreign currency translation adjustment	(68)	—
Balance at end of period	$22,164	$20,878

12.           Stockholders’ Equity

March 2021 Underwritten Public Offering

On March 26, 2021, the Company closed an underwritten public offering of 15,853,658 shares of the Company’s common stock (the “Offering”) at a price to the public of $2.05 per share. The gross proceeds to CASI from the Offering were $32.5 million before deducting the underwriting discounts and commissions and offering expenses payable by CASI.

Pursuant to the underwriting agreement, the Company’s directors and executive officers entered into agreements in substantially the form agreed to by the Underwriters providing for a 90-day “lock-up” period with respect to sales of specified securities, subject to certain exceptions.

As a result of the Company’s failure to timely file a periodic report with the SEC in connection with the adoption of its amended and restated bylaws, the Company is ineligible to use the current shelf registration or file new short form registration statements on Form S-3 until October 1, 2021, assuming the Company continues to timely file the Company’s required Exchange Act reports. In the interim, however, the Company may raise capital pursuant to a registration statement on Form S-1 or on a private placement basis.

The Company is using the net proceeds of this offering for working capital and general corporate purposes, which include, but are not limited to advancing the Company’s product portfolio, acquiring the rights to new product candidates and general and administrative expenses.

Common Stock Sales Agreements

The Company has a Common Stock Sales Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“HCW”). On July 19, 2019, the Company entered into an amendment to the Sales Agreement reducing the maximum amount that may be sold under the Sales Agreement to $20 million. As of March 31, 2021, subject to complying with its terms and conditions, $19.5 million remained available under the Sales Agreement.

On July 19, 2019, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (the “Open Market Agreement”) in which the Company may elect to sell from time to time, at its option, up to $30 million in shares of the Company’s common stock, through Jefferies LLC, as sales agent.  As of March 31, 2021, subject to complying with its terms and conditions, $28.4 million remained available under the Open Market Agreement.

The Offering is being made by means of a written prospectus supplement and accompanying prospectus forming part of a shelf registration statement on Form S-3, previously filed with the SEC on November 20, 2020, which was declared effective on December 2, 2020. We have filed a final prospectus supplement, dated March 24, 2021, with the SEC relating to the Offering. Pursuant to the Underwriting Agreement, our directors and executive officers entered into agreements in substantially the form agreed to by the

Underwriters providing for a 90-day “lock-up” period with respect to sales of specified securities, subject to certain exceptions. For the three months ended March 31, 2021, no shares were issued under either the Sales Agreement or the Open Market Agreement.

Stock purchase warrants activity for the three months ended March 31, 2021 is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2020	8,271,709	$4.58
Issued	—	$—
Exercised	—	$—
Expired	—	$—
Outstanding at March 31, 2021	8,271,709	$4.58
Exercisable at March 31, 2021	8,271,709	$4.58

All outstanding warrants are equity classified.

13.          Net Loss Per Share

The following table sets forth the basic and diluted net loss per share computation and provides a reconciliation of the numerator and denominator for the periods presented:

	Three Months Ended
(In thousands, except per share data)	March 31, 2021	March 31, 2020
Numerator:
Net loss attributable to CASI Pharmaceuticals, Inc.	$(13,883)	$(8,441)
Denominator:
Weighted average number of common shares	124,825	98,773
Denominator for basic and diluted net loss per share calculation	124,825	98,773
Net loss per share
— Basic and diluted	$(0.11)	$(0.09)

As of March 31, 2021, and 2020, outstanding stock options totaling 15,989,238 and 15,815,052, respectively, and outstanding warrants totaling 8,271,709 and 9,761,416, respectively, were anti-dilutive, and therefore, were not included in the computation of weighted average shares used in computing diluted loss per share.

14.         Stock-Based Compensation

As of March 31, 2021, a total of 10,722,923 shares remained available for grant under the Company’s 2011 Long-Term Incentive Plan.

The Company’s net loss for the three months ended March 31, 2021 and 2020 includes $2.0 million and $1.9 million, respectively, of non-cash compensation expense related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense, selling and marketing expense, and research and development expense, as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Research and development	$75	$116
Sales and Marketing	33	—
General and administrative	1,890	1,789
Share-based compensation expense	$1,998	$1,905

Compensation expense related to stock options is recognized over the requisite service period, which is generally the option vesting term of up to five years. Awards with performance conditions are expensed when it is probable that the performance condition will be achieved. For the three month periods ended March 31, 2021 and 2020, $26,000 and $21,000 was expensed for stock option awards with performance conditions that were probable during the period, respectively.

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

Following are the weighted-average assumptions used in valuing the stock options granted to employees during the three month periods ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
Expected volatility	80.43%		75.84%
Range of risk free interest rate	0.72% to 0.76%		1.77%
Expected term of option	6.25	years	6.25	years
Expected dividend yield	0.00%		0.00%

The weighted average fair value of stock options granted during the three month periods ended March 31, 2021 and 2020 were $2.45 and $2.10, respectively.

A summary of changes in options under the Company’s stock option plans during the three month period ended March 31, 2021 is as follows:

		Weighted Average
	Number of Options	Exercise Price
Outstanding at December 31, 2020	16,746,238	$2.71
Exercised	—	$—
Granted	395,000	$3.55
Expired	(331,500)	$4.81
Forfeited	(820,500)	$2.63
Cancelled	—	$—
Outstanding at March 31, 2021	15,989,238	$2.69
Vested and expected to vest at March 31, 2021	15,989,238	$2.69
Exercisable at March 31, 2021	9,465,817	$2.29

Cash received from option exercises under all share-based payment arrangements for the three month periods ended March 31, 2021 and 2020 was $0 million and $3.8 million, respectively.

15.          Income Taxes

At December 31, 2020, the Company had a $2.1 million unrecognized tax benefit. The Company recorded a full valuation allowance on the deferred tax asset after offsetting unrecognized tax benefit recognized in the consolidated financial statements as of December 31, 2020.

During the three months ended March 31, 2021, there were no material changes to the measurement of unrecognized tax benefits in various tax jurisdictions.

16.          Fair Value Measurements

The majority of the Company’s financial instruments (consisting of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable and bank borrowings) are carried at cost which approximates their fair values due to the short-term nature of the instruments. The Company’s investments in equity securities are carried at fair value, and investments in convertible loans are carried at fair value (see Note 4).

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

The Company has an investment in the convertible debt of a privately held UK Company.  The Company’s investment is carried at its estimated fair value, with changes in fair value reported in the consolidated statement of operations and comprehensive loss each reporting period (see Note 4) using Level 3 input.

The Company has an investment in the convertible debt of a privately held California Company.  The Company’s investment is carried at its estimated fair value, with changes in fair value reported in the consolidated statement of operations and comprehensive loss each reporting period (see Note 4) using Level 3 input.

The following tables present the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, by level within the fair value hierarchy:

(In thousands)	Fair Value at
Description	March 31, 2021	Level 1	Level 2	Level 3
Investments in Current and non-Current Assets
Investments in common stock	$10,948	$10,948	$—	$—
Investment in warrants -Designated as investment measured at FVTPL	$769	$—	$769	$—
Investment in convertible loan-AFS	$169	$—	$—	$169
Investment in convertible loan-Designated as investment measured at FVTPL	$5,500	$—	$—	$5,500

(In thousands)	Fair Value at
Description	December 31, 2020	Level 1	Level 2	Level 3
Investments in Current and non-Current Assets
Investments in common stock	$9,309	$9,309	$—	$—
Investment in warrants-Designated as investment measured at FVTPL	840	$—	$840	$—
Investment in convertible loan-AFS	$83	$—	$—	$83

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

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company has no non-financial assets and liabilities that are measured at fair value on a non- recurring basis.

17.          Related Party Transactions

Juventas. On July 1, 2019 the Company entered into a one-year equipment lease with Juventas in the amount of RMB 80,000 ($15,000) a month, which is classified as an operating lease. Transactions with Juventas are considered to be related party transactions as the Company’s CEO and Chairman is the chairman and one of the founding shareholders of Juventas. In August 2020, the lease was renewed for another year retroactive to July 1, 2020 with the same monthly lease income. During the three months ended March 31, 2021, the Company recognized lease income of RMB 240,000 and expects to recognize RMB 240,000 of additional lease income related to this lease through June 30, 2021, at which time the lease expires. The lease can be extended for one more year.

Spectrum/Acrotech. In 2018, the Company entered into commercial purchase obligation commitments for EVOMELA® from Spectrum Pharmaceuticals, Inc. (“Spectrum”), a 6.8% stockholder of the Company, totaling $9.2 million under a short-term supply agreement for EVOMELA®. The amount due to Spectrum was $0.2 million as of December 31, 2019 which was paid in 2020. There have been no transactions with Spectrum during the three months ended March 31, 2021. The Company also accrued $2.6 million for material costs related to EVOMELA® during the year ended December 31, 2019. As of March 31, 2021, all amounts due to Spectrum have been settled.

BioCheck.  In June 2019, the Company entered into a one-year agreement primarily for the sublease of certain office and lab space with BioCheck Inc. (“BioCheck”) in the amount of $60,000 ($5,000 a month), which is classified as an operating lease.  Transactions with BioCheck are considered to be related party transactions because the Company’s Chairman and CEO is also the Chairman of BioCheck.  Transactions with ETP, parent of BioCheck, and a more than 5% shareholder of the Company, are also considered to be related party transactions because Dr. Wei-Wu He is also the chairman of ETP.

Since the Company required additional office space, in January 2020, the agreement was amended for annualized rents in the amount of $144,000 ($12,000 a month) with a stipulation that the new rent was retroactive to October 1, 2019. The lease expires on June 9, 2021. The Company has provided BioCheck a notification of non-renewal as per the lease agreement.  During the three months ended March 31, 2021, the Company recognized rent expense of $36,000 and expects to recognize $27,000 of additional rent expense in 2021 related to the remainder of this lease.

March 2021 Underwritten Public Offering Transactions.  On March 26, 2021, the Company closed an underwritten public offering of 15,853,658 shares of the Company’s common stock (the “Offering”) at a price to the public of $2.05 per share. The gross proceeds to CASI from the Offering were $32.5 million before deducting the underwriting discounts and commissions and offering expenses payable by CASI.

ETP Global Fund L.P.  (“ETP Global”), whose founding and managing member is CASI's Chairman and CEO, purchased shares of common stock in the Offering at the public offering price and on the same terms as the other purchasers in the Offering. ETP Global, which is a current shareholder of CASI, purchased 3,000,000 shares at the public offering price of $2.05 per share for a total of $6.15 million.

18.         Commitments

In conjunction with the Cleave agreement entered into during 2021 (see Note 2), the Company is responsible for certain milestone and royalty payments. As of March 31, 2021, no milestones have been achieved.

In conjunction with the BioInvent agreement entered into during 2020 (see Note 2), the Company is responsible for certain milestone and royalty payments. As of March 31, 2021, no milestones have been achieved.

In conjunction with the Black Belt agreement entered into during 2019 (see Note 2), the Company is responsible for certain milestone and royalty payments. As of March 31, 2021, no milestones have been achieved.

In conjunction with the Pharmathen agreement entered into during 2019 (see Note 2), the Company is responsible for one remaining milestone payment. As of March 31, 2021, the remaining milestone has not been achieved.

In conjunction with the Laurus Labs agreement entered into during 2018, the Company is responsible for certain remaining milestone payments. As of March 31, 2021, the remaining milestones have not been met.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

CASI Pharmaceuticals, Inc. (“CASI,” the “Company,” or “we” or "our") (Nasdaq: CASI) is a U.S. biopharmaceutical company focused on developing and commercializing innovative therapeutics and pharmaceutical products in China, the United States, and throughout the world. The Company is focused on acquiring, developing and commercializing products that augment its hematology oncology therapeutic focus as well as other areas of unmet medical need. The Company is executing its plan to become a biopharmaceutical leader by launching medicines in the greater China market, leveraging its China-based regulatory, clinical and commercial competencies and its global drug development expertise.

The Company launched its first commercial product, EVOMELA® (Melphalan for Injection), in China in August 2019. In China, EVOMELA®  is approved for use as a conditioning treatment prior to stem cell transplantation and as a palliative treatment for patients with multiple myeloma. The other core hematology/oncology assets in the Company’s pipeline include:

●	CNCT19 is an autologous CD19 CAR-T investigative product (CNCT19) being developed by the Company’s partner Juventas Cell Therapy Ltd (“Juventas”) for which the Company has co-commercial and profit-sharing rights. CNCT19 is being developed as a potential treatment for patients with hematological malignancies which express CD19 including, B-cell acute lymphoblastic leukemia (“B-ALL”) and B-cell non-Hodgkin lymphoma (“B-NHL”). CNCT19’s Phase 1 studies of B-ALL and B-NHL in China have been substantially completed by Juventas, with the Phase 2 B-NHL registration study and the Phase 2 B-ALL registration study of CNCT19 both currently enrolling in China.
●	BI-1206 is an antibody which has a novel mode-of-action, blocking the inhibitory antibody checkpoint receptor FcγRIIB to unlock anti-cancer immunity in both hematological malignancies and solid tumors for which the Company has licensed exclusive greater China rights from BioInvent International (“BioInvent”). AB BI-1206 is being investigated by BioInvent in a Phase 1/2 trial, in combination with anti-PD1 therapy Keytruda® (pembrolizumab), in solid tumors, and in a Phase 1/2a trial in combination with MabThera® (rituximab) in patients with relapsed/refractory non-Hodgkin lymphoma (NHL). BioInvent International AB, released positive interim results from its Phase 1/2a trial that suggests that novel anti-FcyRIIB antibody BI-1206 restores activity of rituximab in patients with relapsed/refractory non-Hodgkin’s lymphoma. An FDA End of Phase 1 meeting for the NHL development program is planned for the third quarter of 2021.
●	CB-5339 is a novel VCP/p97 inhibitor focused on valosin-containing protein (VCP)/p97 as a novel target in protein homeostasis, DNA damage response and other cellular stress pathways for therapeutic use in cancer. The Company entered into an exclusive license in March 21, 2021 with Cleave Therapeutics, Inc. (Cleave”) for the development and commercialization of CB-5339 in Mainland China, Hong Kong, Macau and Taiwan. CB-5339, an oral second-generation, small molecule VCP/p97 inhibitor, is being evaluated in a Phase 1 clinical trial in patients with acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS), and in a Phase 1 clinical trial of patients with solid tumors and lymphomas.
●	CID-103 is a full human IgG1 anti-CD38 monoclonal antibody recognizing a unique epitope that has demonstrated encouraging preclinical efficacy and safety profile compared to other anti-CD38 monoclonal antibodies for which the Company has exclusive global rights. CID-103 is being developed for the treatment of patients with multiple myeloma. The Company has achieved in May 2021 the First-Patient-In (FPI) in the Phase 1 dose escalation and expansion study of CID-103, in patients with previously treated, relapsed or refractory multiple myeloma.

The Company also has greater China rights to ZEVALIN® (Ibritumomab Tiuxetan), a CD20-directed radiotherapeutic antibody that is approved in the U.S. to treat patients with non-Hodgkin lymphoma (“NHL”) and MARQIBO® (vincristine sulfate LIPOSOME injection) a novel, sphingomyelin/cholesterol liposome-encapsulated, formulation of vincristine sulfate, a microtubule inhibitor, approved by the FDA for the treatment of adult patients with Philadelphia chromosome-negative (Ph-) acute lymphoblastic leukemia (ALL) in second or greater relapse or whose disease has progressed following two or more anti-leukemia therapies.  However, due to the evolving standard of care environment, the rare and niche indication for these products, and the Company’s commitment to prioritize resources, the Company is currently evaluating its options for these products.  In addition, the Company’s assets include a few FDA-approved ANDAs which the Company is evaluating due to generic drug pricing reforms by the Chinese government and its impact on the pricing and competitiveness of these products.

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

CASI has built a fully integrated biopharmaceutical company dedicated to the successful development and commercialization of innovative and other therapeutic products.  The Company will continue to pursue building a robust pipeline of drug candidates for development and commercialization in China as our primary market, and if rights are available for the rest of the world. For in-licensed products, we use a market-oriented approach to identify pharmaceutical/biotechnology candidates that we believe have the potential for gaining widespread market acceptance, either globally or in China, and for which development can be accelerated under our drug development strategy.  We have focused on US/EU approved product candidates, and product candidates with proven targets or product candidates that have reduced clinical risk with a greater emphasis on innovative therapeutics. Our business development strategy is currently focused on acquiring additional targeted drugs and immuno-oncology therapeutics through licensing that will expand our hematology-oncology franchise. In many cases our business development strategy includes direct equity investments in the licensor company.

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

Since its inception in 1991, the Company has incurred significant losses from operations and, as of March 31, 2021, has incurred an accumulated deficit of $583.8 million. In 2012, with new leadership, the Company shifted its business strategy to China and has since built an infrastructure in China that includes sales and marketing, medical affairs, regulatory and clinical development and in the foreseeable future, manufacturing. In 2014, the Company changed its name to “CASI Pharmaceuticals, Inc.” The majority of the Company’s operations are now located in China. The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical and development activities and expansion of our operations. Our operations in China are conducted primarily through two of our subsidiaries, CASI Pharmaceuticals (China) Co., Ltd. (“CASI China”) and CASI Pharmaceuticals (Wuxi) Co., Ltd. (“CASI Wuxi”). Our Beijing office is primarily responsible for our day-to-day operations and our commercial team of over 80 hematology and oncology sales and marketing specialists based in China.  CASI Wuxi is part of the long-term strategy to support our future clinical and commercial manufacturing needs, to manage our supply chain for certain products, and to develop a GMP manufacturing facility in China.

Taking into consideration the cash and cash equivalents balance as of March 31, 2021, the Company believes that it has sufficient resources to fund its operations at least one year beyond the date that the unaudited condensed consolidated financial statements are issued. As of March 31, 2021, the Company had a consolidated cash balance of $68.1 million; $45.4 million was held by the Company (excluding its subsidiaries), and the Company’s subsidiaries held $4.8 million (CASI China), $17.7 million (CASI Wuxi), and $0.2 million (other subsidiaries). The Company intends to continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements.

Impact of COVID-19

The Company has experienced operational interruptions as a result of COVID-19, including the temporary disruption of operations in China during the first six months of 2020 due to a Chinese government mandated quarantine protocol, including mandatory business closures, social distancing measures, and various travel restrictions. Although the Company's operations in China have normalized, there can be no assurance that such operations will continue to do so or that there will not be a renewed outbreak of COVID-

19 due to new variants of the virus or other significant contagious diseases in China or elsewhere. To the extent that such events occur, demand for the Company's products may decline, and the Chinese government or other governments may impose additional restrictions resulting in further shutdowns, further work restrictions, and the disruption of the Company’s supply and distribution channels.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, which may result in a period of regional, national, and global economic slowdown or regional, national, or global recessions that could affect the Company's ability to continue to commercialize and expand distribution of EVOMELA®  (Melphalan For Injection) or other drugs in the Company’s existing product pipeline. The effectiveness of the Company's sales teams may be negatively impacted by the lack of travel and their reduced ability to engage with decision-makers. In the first quarter 2020, during which the peak of the pandemic occurred in China, the Company experienced some disruptions to their EVOMELA®  marketing and sales activities due to travel restrictions and the prioritization of hospitals and physicians to attend to patients with COVID-19 infection. During the variants of remainder of 2020, operations have returned to expected levels; however, there can be no assurance that such restrictions will not be imposed again. In addition, economic and other uncertainties may adversely affect other parties' willingness to negotiate and execute product licenses and thus hamper the Company's ability to in-license clinical-stage and late-stage drug candidates in China or elsewhere.

The Company currently relies on a single source for its supply of EVOMELA® . Due to COVID-19, the Company experienced a disruption to its supply chain for EVOMELA® . That disruption, along with a change in 2020 in the manufacturer of EVOMELA® , contributed to a decrease in the Company's revenue for the second quarter of 2020. The Company has returned to expected levels of sales as indicated by the increase in sales in the second half of 2020.

If suppliers refuse or are unable to provide products for any reason (including the occurrence of an event like the COVID-19 pandemic that makes delivery impractical), the Company would be required to negotiate an agreement with a substitute supplier, which would likely interrupt the manufacturing of EVOMELA® , cause delays and increase costs.

Clinical trials, whether planned or ongoing, may be affected by the COVID-19 pandemic. The Company's partner, Juventas, experienced some delay in conducting the CNCT19 trials due to the COVID-19 pandemic. The COVID-19 pandemic has also impacted the Company's targeted start time of its CID-103 trial due to the lock-down of many medical facilities in Europe. Study procedures (particularly any procedures that may be deemed non-essential), site initiation, participant recruitment and enrollment, participant dosing, shipment of the Company's product candidates, distribution of clinical trial materials, study monitoring, site inspections and data analysis may be paused or delayed due to changes in hospital or research institution policies, federal, state or local regulations, prioritization of hospital and other medical resources toward COVID-19 efforts, or other reasons related to the pandemic. In addition, there could be a potential effect of COVID-19 on the operations of the health regulatory authorities, which could result in delays of reviews and approvals, including with respect to the Company's product candidates. Any prolongation or de-prioritization of the Company's clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of the Company's product candidates.

During the second quarter of 2020, the Company completed the plan to change the manufacturing site for EVOMELA® to an alternative manufacturer that has significantly reduced the cost of revenue for the third quarter of 2020. Due to the manufacturer change, and to the effects of COVID-19 to our marketing and sales activities and supply chain, revenues for the second quarter of 2020 experienced an expected temporary decrease.  We have returned to expected levels of sales as indicated by the increases in sales in the second half of 2020, and first quarter of 2021.

Our partner, Juventas, experienced some delay in the start of the CNCT19 clinical trials in the first quarter of 2020 but the Juventas CNCT-19 clinical trials program was back on track with both clinical trials underway in the second half of 2020. The COVID-19 pandemic impacted our targeted start time of our CID-103 trial due to the lock down of many medical facilities in Europe.  Nevertheless, the Company has achieved in May 2021, the First-Patient-In (FPI) in the Phase 1 dose escalation and expansion study of CID-103, in patients with previously treated, relapsed or refractory multiple myeloma.  The study is designed to assess the safety, tolerability, pharmacology and clinical activity of CID-103. As the pandemic continues to unfold, the extent of the pandemic’s effect on our operations will depend in large part on future developments, which cannot be predicted with confidence at this time.

RESULTS OF OPERATIONS

Three months ended March 31, 2021 Compared with Three months ended March 31, 2020

Operating Items

Revenues

Product Sales

Revenues consist of product sales of EVOMELA® that launched during August 2019. Revenue was $5.7 million for the three months ended March 31, 2021 compared to $3.4 million for the three months ended March 31, 2020. Revenues increased in the first quarter of 2021 as compared to same quarter in 2020 due to the continued growth in EVOMELA® sales. The increase in the first quarter of 2021 as compared to the same quarter in 2020 was also partially due to product sales which during the first quarter of 2020 were adversely affected by restrictions imposed by Chinese authorities in response to COVID-19.

Lease Income

Lease income consists primarily of an equipment lease with Juventas (a related party). Lease income was $36,000 for the three months ended March 31, 2021 compared to $34,000 for the three months period ended March 31, 2020.

Operating Expenses

Cost of Revenues

Cost of revenues consists primarily of the cost of inventories of EVOMELA® and sales-based royalties related to the sale of EVOMELA®.

Costs of revenues were $2.4 million for the three months ended March 31, 2021 compared to $3.2 million for the three months ended March 31, 2020. The decrease in cost of revenues is due to the new alternate manufacturer now in place, resulting in a considerable decrease in the unit cost of inventories of EVOMELA®.  The decrease was partially offset by the continued growth in EVOMELA® sales.

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

Research and development expenses for the three months ended March 31, 2021 were $5.3 million, compared with $3.0 million for the three months ended March 31, 2020.  The increases in R&D expenses are primarily due to an increase in R&D expenses incurred related to the development of CID-103.

Included in our research and development expenses for the three months ended March 31, 2021 are direct project costs of $3.5 million for preclinical development activities, primarily related to our CID-103 program, $0.5 million related to our ANDAs acquired in 2018, and $0.4 million for drugs in-licensed from Acrotech (previously Spectrum).

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

General and administrative expenses for the three months ended March 31, 2021 were $5.5 million, compared with $4.1 million for the three months ended March 31, 2020. The increase in general and administrative expenses was primarily due to an increase in headcount and payroll expenses as the Company continues to build its sales and marketing force.

Selling and Marketing Expenses

Selling and marketing expenses are the direct costs related to the sales of EVOMELA® that was launched in China in August 2019, such as sales force salaries, commissions, advertising, and other marketing efforts.

Selling and marketing expenses for the three months ended March 31, 2021 were $2.7 million, compared with $1.3 million for the three months ended March 31, 2020.

Gain on disposal of intangible assets

There was no gain (loss) on disposal of intangible assets for the three months ended March 31, 2021.

Gain on disposal of intangible assets for the three months ended March 31, 2020 was $0.5 million.  The gain on disposal is due to the $0.5 million gain on the sale of seven ANDAs during the first quarter of 2020.

Acquired in-process Research and Development

Acquired in-process R&D expenses for the three months ended March 31, 2021 was $5.5 million, compared to $1.1 million for the three months ended March 31, 2020.  The amount reported for the three months ended March 31, 2021 was the upfront payment to Cleave for the development of CB-5339. The three months ended March 31, 2020 amount relates to milestone fees paid to Pharmathen’s due to the first submission to the National Medical Products Administration in China for Octreotide which was achieved in the first quarter of 2020.

Non-Operating Items

Interest income, net

Interest income, net for the three months ended March 31, 2021 was $106,000 compared with $190,000 for the three months ended March 31, 2020. The decrease in interest income, net, is mainly due to the decrease in rates of return from available cash management strategies due to the current economic environment.

Other income

Other income for the three months ended March 31, 2021 was $20,000 compared with $0 for the three months ended March 31, 2020. Other income of $12,000 recorded relates to the April 2020 CASI Wuxi’s receipt of RMB 15.9 million (equivalent to $2.2 million) from the Jiangsu Province Wuxi Huishan Economic Development Zone as government grant for the development of leased state-owned land in China for the construction of a manufacturing facility.  The grant was recorded as deferred income in April 2020. The grant is been amortized over the term of the lease of the land.

Foreign exchange gains

Foreign exchange gains for the three months ended March 31, 2021 were $219,000 compared with gains of $363,000 for the three months ended March 31, 2020. The foreign exchange losses and gains are primarily due to USD denominated cash accounts that are held by our Chinese subsidiaries.

Change in fair value of investment in equity securities

The changes in fair value of investments in equity securities for the three months ended March 31, 2021 and 2020 were gains of $1,568,000 and losses of $15,000, respectively. The changes represent unrealized gains and losses on the Company’s equity investment securities.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses for the foreseeable future.  Based on our current plans, we expect our current available cash and cash equivalents to meet our cash requirements for at least through May 13, 2022.

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

At March 31, 2021, we had cash and cash equivalents of $68.1 million, with working capital of $79.0 million.  As of March 31, 2021, the Company had a consolidated cash balance of $68.1 million; $45.4 million was held by the Company (excluding its subsidiaries), and the Company’s subsidiaries held $4.8 million (CASI China), $17.7 million (CASI Wuxi), and $0.2 million (other subsidiaries).

FINANCING ACTIVITIES

March 2021 Underwritten Public Offering

On March 26, 2021, the Company closed an underwritten public offering of 15,853,658 shares of the Company’s common stock (the “Offering”) at a price to the public of $2.05 per share. The gross proceeds to CASI from the Offering were $32.5 million before deducting the underwriting discounts and commissions and offering expenses payable by CASI.

Pursuant to the underwriting agreement, the Company’s directors and executive officers entered into agreements in substantially the form agreed to by the Underwriters providing for a 90-day “lock-up” period with respect to sales of specified securities, subject to certain exceptions.

As a result of the Company’s failure to timely file a periodic report with the SEC in connection with the adoption of its amended and restated bylaws, the Company is ineligible to use the current shelf registration or file new short form registration statements on Form S-3 until October 1, 2021, assuming the Company continues to timely file the Company’s required Exchange Act reports. In the interim, however, the Company may raise capital pursuant to a registration statement on Form S-1 or on a private placement basis.

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

For the three months ended March 31, 2021, no shares were issued pursuant to the Sales Agreement, and a total of 143,248 shares, resulting in net proceeds to the Company of $475,000 have been issued since inception.   As of March 31, 2021, subject to complying with its terms and conditions, $19.5 million remained available.

On July 19, 2019, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (the “Open Market Agreement”). Pursuant to the terms of the Open Market Agreement, the Company may elect to sell from time to time, at its option, up to $30 million in shares of the Company’s common stock, through Jefferies LLC, as sales agent.

For the three months ended March 31, 2021, no shares were issued pursuant to the terms of the Open Market Agreement, and a total of 493,000 shares, resulting in net proceeds to the Company of $1,539,000, have been issued since inception. As of March 31, 2021, subject to complying with its terms and conditions, $28.4 million remained available under the Sales Agreement.

The Offering is being made by means of a written prospectus supplement and accompanying prospectus forming part of a shelf registration statement on Form S-3, previously filed with the SEC on November 20, 2020, which was declared effective on December 2, 2020. We have filed a final prospectus supplement, dated March 24, 2021, with the SEC relating to the Offering. Pursuant to the Underwriting Agreement, our directors and executive officers entered into agreements in substantially the form agreed to by the Underwriters providing for a 90-day “lock-up” period with respect to sales of specified securities, subject to certain exceptions.  For the three months ended March 31, 2021, no shares were issued under either the Sales Agreement or the Open Market Agreement.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and President/Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of March 31, 2021 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and President/Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, unless otherwise disclosed herein, are material.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of CASI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and the information under “Special Note Regarding Forward-Looking Statements” included in this report. There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

EXHIBIT INDEX

1.1

Underwriting Agreement dated March 24, 2021 between CASI and Oppenheimer & Co., Inc. (incorporated by reference from Exhibit 1.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2021)

3.1

Amended and Restated Bylaws dated September 10, 2020 (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2021)

10.1	License and Development Agreement for CB-5339 by and between Cleave Therapeutics, Inc. and CASI Pharmaceuticals, Inc. dated March 5, 2021 +**
31.1	Rule 13a-14(a) Certification of Chief Executive Officer**
31.2	Rule 13a-14(a) Certification of Principal Financial Officer**
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Principal Financial Officer**
101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.**
101.SCH	Inline XBRL Taxonomy Extension Schema Document.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith).

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

CASI PHARMACEUTICALS, INC.
(Registrant)

Date: May 13, 2021	/s/ Wei-Wu He
Wei-Wu He
Chief Executive Officer

Date: May 13, 2021	/s/ Larry (Wei) Zhang
Larry (Wei) Zhang
Principal Financial Officer