Form 10-Q
period 2021-06-30
CASI Pharmaceuticals, Inc.
filed 2021-08-12
CIK 895051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐       NO ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at August 10, 2021
Common Stock $.01 Par Value	139,797,487

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$60,357	$57,064
Investment in equity securities, at fair value	12,588	9,309
Accounts receivable, net of $0 allowance for doubtful accounts	5,767	4,645
Inventories	3,475	1,356
Prepaid expenses and other	1,318	1,651
Total current assets	83,505	74,025

Property, plant and equipment, net	3,348	2,062
Intangible assets, net	12,691	13,210
Long-term investments	34,679	29,442
Right of use assets	9,797	8,696
Other assets	506	299
Total assets	$144,526	$127,734

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,519	$3,669
Accrued and other current liabilities	2,488	3,015
Bank borrowings	1,548	826
Notes payable	466	466
Total current liabilities	10,021	7,976

Deferred income	2,354	2,351
Other liabilities	14,654	13,834
Total liabilities	27,029	24,161

Commitments and contingencies (Note 18)

Redeemable noncontrolling interest, at redemption value (Note 11)	22,697	22,033

Stockholders’ equity:
Preferred stock, $1.00 par value: 5,000,000 shares authorized and 0 shares issued and	—	—
outstanding
Common stock, $0.01 par value:
250,000,000 shares authorized at June 30, 2021 and December 31, 2020
139,877,032 shares and 124,023,374 shares issued at June 30, 2021 and December 31, 2020, respectively;
139,797,487 shares and 123,943,829 shares outstanding at June 30, 2021 and December 31, 2020, respectively	1,399	1,240
Additional paid-in capital	690,539	658,246
Treasury stock, at cost: 79,545 shares held at June 30, 2021 and December 31, 2020	(8,034)	(8,034)
Accumulated other comprehensive income	1,159	589
Accumulated deficit	(590,263)	(570,501)
Total stockholders’ equity	94,800	81,540
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$144,526	$127,734

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Revenues:
Product sales	$7,125	$2,638	$12,825	$6,010
Lease income	37	33	73	67
Total revenues	7,162	2,671	12,898	6,077

Costs and expenses:
Costs of revenues	2,982	2,517	5,340	5,728
Research and development	2,255	1,862	7,513	4,879
General and administrative	5,423	4,085	10,925	8,143
Selling and marketing	3,360	1,557	6,075	2,817
Loss on disposal of property, plant, equipment	65	—	65	—
Gain on disposal of intangible assets	—	—	—	(450)
Impairment of intangible assets	—	1,537	—	1,537
Acquired in-process research and development	1,055	—	6,555	1,081
Total costs and expenses	15,140	11,558	36,473	23,735

Loss from operations	(7,978)	(8,887)	(23,575)	(17,658)
Non-operating income/(expense):
Interest income, net	76	153	182	343
Other income	33	27	53	27
Foreign exchange gains (losses)	76	(115)	295	248
Change in fair value of investments	1,914	324	3,482	309
Impairment loss of long-term investments	(865)	—	(865)	—
Net loss	(6,744)	(8,498)	(20,428)	(16,731)
Less: loss attributable to redeemable noncontrolling interest	(317)	(166)	(666)	(275)
Accretion to redeemable noncontrolling interest redemption value	519	362	1,067	679
Net loss attributable to CASI Pharmaceuticals, Inc.	$(6,946)	$(8,694)	$(20,829)	$(17,135)

Net loss per share (basic and diluted)	$(0.05)	$(0.09)	$(0.16)	$(0.17)
Weighted average number of common shares outstanding (basic and diluted)	139,797,487	100,921,137	132,352,399	99,847,186

Comprehensive loss:
Net loss	$(6,744)	$(8,498)	$(20,428)	$(16,731)
Foreign currency translation adjustment	1,005	(336)	833	(1,162)
Total comprehensive loss	$(5,739)	$(8,834)	$(19,595)	$(17,893)
Less: Comprehensive loss attributable to redeemable noncontrolling interest	14	(166)	(403)	(275)
Comprehensive loss attributable to common stockholders	$(5,753)	$(8,668)	$(19,192)	$(17,618)

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Total
Balance at March 31, 2021	—	$—	139,797,487	$1,399	$690,018	$(8,034)	$485	$(583,836)	$100,032
Stock-based compensation expense, net of forfeitures	—	—	—	—	1,040	—	—	—	1,040
Foreign currency translation adjustment	—	—	—	—	—	—	674	—	674
Net loss attributable to CASI Pharmaceuticals, Inc.	—	—	—	—	(519)	—	—	(6,427)	(6,946)
Balance at June 30, 2021	—	$—	139,797,487	$1,399	$690,539	$(8,034)	$1,159	$(590,263)	$94,800

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Total
Balance at December 31, 2020	—	$—	123,943,829	$1,240	$658,246	$(8,034)	$589	$(570,501)	$81,540
Issuance of common stock pursuant to financing agreements	—	—	15,853,658	159	32,341	—	—	—	32,500
Stock issuance costs	—	—	—	—	(2,019)	—	—	—	(2,019)
Stock-based compensation expense, net of forfeitures	—	—	—	—	3,038	—	—	—	3,038
Foreign currency translation adjustment	—	—	—	—	—	—	570	—	570
Net loss attributable to CASI Pharmaceuticals, Inc.	—	—	—	—	(1,067)	—	—	(19,762)	(20,829)
Balance at June 30, 2021	—	$—	139,797,487	$1,399	$690,539	$(8,034)	$1,159	$(590,263)	$94,800

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Total
Balance at March 31, 2020	—	$—	100,914,829	$1,010	$612,972	$(8,034)	$(3,554)	$(532,032)	$70,362
Issuance of common stock for options and warrants exercised	—	—	14,000	—	20	—	—	—	20
Stock-based compensation expense, net of forfeitures	—	—	—	—	1,987	—	—	—	1,987
Foreign currency translation adjustment	—	—	—	—	—	—	(336)	—	(336)
Net loss attributable to CASI Pharmaceuticals, Inc.	—	—	—	—	(362)	—	—	(8,332)	(8,694)
Balance at June 30, 2020	—	$—	100,928,829	$1,010	$614,617	$(8,034)	$(3,890)	$(540,364)	$63,339

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Total
Balance at December 31, 2019	—	$—	97,771,698	$979	$606,686	(8,034)	$(2,728)	$(523,908)	$72,995
Issuance of common stock for options and warrants exercised	—	—	2,722,795	27	3,825	—	—	—	3,852
Repurchase of stock options to satisfy tax withholding obligations	—	—	—	—	(251)	—	—	—	(251)
Issuance of common stock pursuant to financing agreements	—	—	434,336	4	1,395	—	—	—	1,399
Stock issuance costs	—	—	—	—	(251)	—	—	—	(251)
Stock-based compensation expense, net of forfeitures	—	—	—	—	3,892	—	—	—	3,892
Foreign currency translation adjustment	—	—	—	—	—	—	(1,162)	—	(1,162)
Net loss attributable to CASI Pharmaceuticals, Inc.	—	—	—	—	(679)	—	—	(16,456)	(17,135)
Balance at June 30, 2020	—	$—	100,928,829	$1,010	$614,617	$(8,034)	$(3,890)	$(540,364)	$63,339

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended

	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,428)	$(16,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation for property, plant and equipment	307	276
Loss on disposal of property, plant and equipment	65	—
Amortization of intangible assets	674	763
Reduction in the carrying amount of the right-of-use assets	687	627
Gain on disposal of intangible assets	—	(450)
Impairment of intangible assets	—	1,537
Stock-based compensation expense	3,038	3,892
Acquired in-process research and development	6,555	1,081
Change in fair value of investments	(3,482)	(309)
Impairment loss of long-term investments	865	—
Changes in operating assets and liabilities:
Accounts receivable	(1,122)	(1,311)
Inventories	(2,119)	4,112
Prepaid expenses and other assets	352	(33)
Accounts payable	884	(3,277)
Accrued liabilities and other liabilities	(1,592)	(1,190)
Deferred income	(25)	(11)
Net cash used in operating activities	(15,341)	(11,024)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of intangible assets	—	450
Purchases of property, plant and equipment	(1,208)	(103)
Loan to a related party	—	(4,265)
Cash paid to acquire in-process research and development	(6,250)	(1,081)
Cash paid to acquire convertible loan in Black Belt Tx Limited	(86)	—
Cash paid to acquire convertible loan in Cleave	(5,500)	—
Receipt of government grants related to land use right	—	2,264
Net cash used in investing activities	(13,044)	(2,735)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	—	466
Proceeds from bank borrowings	709	—
Stock issuance costs	(2,019)	(42)
Proceeds from sale of common stock	32,500	1,399
Proceeds from exercise of stock options	—	3,852
Repurchase of stock options to satisfy tax withholding obligations	—	(251)
Net cash provided by financing activities	31,190	5,424

Effect of exchange rate change on cash and cash equivalents	488	(398)
Net increase in cash and cash equivalents	3,293	(8,733)

Cash and cash equivalents at beginning of period	57,064	53,621
Cash and cash equivalents at end of period	$60,357	$44,888

Supplemental disclosure of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

Non-cash investing activity:
Accrual for acquisition of in-process research and development	$305	$—

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.           Basis of Presentation, Organization and Principal Activities

Basis of Presentation

CASI Pharmaceuticals, Inc. (“CASI” or the “Company”) (Nasdaq: CASI) is a U.S. biopharmaceutical company focused on developing and commercializing innovative therapeutics and pharmaceutical products in China, the United States, and throughout the world. The Company is focused on acquiring, developing and commercializing products that augment its hematology/oncology therapeutic focus as well as other areas of unmet medical need. The Company is executing its plan to become a biopharmaceutical leader by launching medicines in the greater China market leveraging its China-based regulatory, clinical and commercial competencies and its global drug development expertise.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, in which CASI, directly or indirectly, has a controlling financial interest. These subsidiaries include Miikana Therapeutics, Inc. (“Miikana”), CASI Pharmaceuticals (China) Co., Ltd. (“CASI China”), CASI Pharmaceuticals (Wuxi) Co., Ltd. (“CASI Wuxi”), CASI Biopharmaceuticals (WUXI) Co., Ltd. (“CASI Biopharmaceuticals”), and CASI Pharmaceuticals (Hainan) Co., Ltd. (“CASI Hainan”). CASI China is a non-stock Chinese entity with 100% of its interest owned by CASI. CASI China received approval for a business license from the Beijing Industry and Commercial Administration in August 2012 and has operating facilities in Beijing. CASI Hainan is a wholly owned subsidiary of CASI China and was established in June 2021. CASI Biopharmaceuticals is a wholly owned subsidiary of CASI Wuxi and was established in April 2019. The Company controls CASI Wuxi through 80% voting rights (see Note 11). Accordingly, the financial statements of CASI Wuxi have been consolidated in the Company’s consolidated financial statements since its inception. All inter-company balances and transactions have been eliminated in consolidation. The Company currently operates in one operating segment, which is the development of innovative therapeutics addressing cancer and other unmet medical needs for the global market.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such condensed consolidated financial statements do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying December 31, 2020 financial information was derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated balance sheet of the Company as of December 31, 2020 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2020.

Liquidity Risks and Management’s Plans

In 2012, with new leadership, the Company shifted its business strategy to China and has since built an infrastructure in China that includes sales and marketing, medical affairs, regulatory and clinical development and in the foreseeable future, manufacturing. The majority of the Company’s operations are now located in China. The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical and development activities and expansion of the Company’s operations. The Company’s Beijing office is primarily responsible for the Company’s day-to-day operations and the Company’s commercial team of over 100 hematology/oncology sales and marketing specialists based in China. CASI Wuxi is part of the long-term strategy to support the Company’s future clinical and commercial manufacturing needs, to manage the Company’s supply chain for certain products, and to develop a GMP manufacturing facility in China.

The Company has primarily funded its operations through the proceeds from the sales of common stock. To date, the Company has minimal product revenue and management expects operating losses to continue for the foreseeable future.

On March 26, 2021, the Company closed an underwritten public offering of 15,853,658 shares of the Company’s common stock (the “Offering”) at a price to the public of $2.05 per share.  The gross proceeds to CASI from the Offering were $32.5 million before deducting the underwriting discounts and commissions and offering expenses payable by CASI. See Note 12 - Stockholders’ Equity.

Taking into consideration the cash and cash equivalents balance as of June 30, 2021, the Company believes that it has sufficient resources to fund its operations at least one year beyond the date that the unaudited condensed consolidated financial statements are issued.  As of June 30, 2021, the Company had a consolidated cash balance of $60.4 million. The Company intends to continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements.

Risks and Uncertainties

The Company has experienced operational interruptions as a result of COVID-19, including the temporary disruption of operations in China during 2020 due to a Chinese government mandated quarantine protocol, including mandatory business closures, social distancing measures, and various travel restrictions.  In the first quarter 2020, during which the peak of the pandemic occurred in China, the Company experienced some disruptions to its EVOMELA®  marketing and sales activities due to travel restrictions and the prioritization of hospitals and physicians to attend to patients with COVID-19 infection. Although the Company's operations in China have normalized, there can be no assurance that such operations will continue to do so.

To the extent that such events occur, demand for the Company's products may decline, and the Chinese government or other governments may impose additional restrictions resulting in further shutdowns, further work restrictions, and the disruption of the Company’s supply and distribution channels; there can be no assurance that such restrictions will not be imposed again.

The Company currently relies on a single source for its supply of EVOMELA®. If the supplier refuses or is unable to provide products for any reason (including the occurrence of an event like the COVID-19 pandemic that makes delivery impractical), the Company would be required to negotiate an agreement with a substitute supplier, which would likely interrupt the manufacturing of EVOMELA® , cause delays and increase costs.

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

2.           License and Distribution Agreements

China Resources Guokang Pharmaceuticals Co., Ltd:

The Company has product rights and perpetual exclusive licenses from Acrotech Biopharma L.L.C. (“Acrotech”) to develop and commercialize its commercial product EVOMELA® in the greater China region (which includes Mainland China, Taiwan, Hong Kong and Macau). On December 3, 2018, the Company received NMPA’s approval for importation, marketing and sales in China, and in August 2019 the Company launched EVOMELA® in China.  The NMPA required post-marketing study has completed accrual.

In March 2019, the Company entered into a three-year exclusive distribution agreement with China Resources Guokang Pharmaceuticals Co., Ltd (“CRGK”) to appoint CRGK on an exclusive basis as its distributor to distribute EVOMELA® in the territory of the People’s Republic of China (excluding Hong Kong, Taiwan and Macau), subject to certain terms and conditions. The Company’s internal marketing and sales team are  responsible for commercial activities, including, for example, direct interaction with Key Opinion Leaders (KOL), physicians, hospital centers and the generating of sales.  Commercial sales of EVOMELA® were launched in August 2019. For the three months ended June 30, 2021 and 2020, the Company recognized $7.1 million and $2.6 million of revenues from sales of EVOMELA® under this arrangement. For the six months ended June 30, 2021 and 2020, the Company recognized  $12.8 million and $6.0 million of revenues from sales of EVOMELA® under this arrangement.

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

BioInvent International AB

In October 2020, the Company entered into an exclusive licensing agreement with BioInvent International AB (“BioInvent”) for the development and commercialization of novel anti-FcγRIIB antibody, BI-1206, in mainland China, Taiwan, Hong Kong and Macau.  BioInvent is a biotechnology company focused on the discovery and development of first-in-class immune-modulatory antibodies for cancer immunotherapy.  BI-1206 is BioInvent’s lead drug candidate and is being investigated in a Phase 1/2 trial, in combination with anti-PD1 therapy Keytruda® (pembrolizumab), in patients with solid tumors, and in a Phase 1/2a trial in combination with MabThera® (rituximab) in patients with relapsed/refractory non-Hodgkin lymphoma (NHL).

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

Black Belt Therapeutics Limited:

In April 2019, the Company entered into a license agreement with Black Belt Therapeutics Limited (“Black Belt”) for exclusive worldwide rights to CID-103, an investigational anti-CD38 monoclonal antibody (Mab) (formerly known as TSK011010). The Company expects that its clinical materials and commercial inventory will be supplied by one or more contract manufacturers with whom the Company has contracted with.  Under the terms of the agreement, CASI obtained global rights to CID-103 for an upfront payment of 5 million euros ($5.7 million) as well as certain milestone and royalty payments.  In June 2021, the Company achieved the First-Patient-In (FPI) in the Phase 1 dose escalation and expansion study of CID-103, and made $750,000 milestone payment and accrued €250,000 ($305,000) payment under the terms of the agreement. Because CID-103 underlying the acquired rights has not yet reached technological feasibility and has no alternative uses, the Company expensed 5 million euros as acquired in-process research and development in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2019, and $1.06 million as acquired in-process research and development in the unaudited consolidated statements of operations and comprehensive loss for the six months ended June 30, 2021.

Cleave Therapeutics, Inc.

In March 2021, the Company entered into an exclusive license with Cleave Therapeutics, Inc. (“Cleave”) for the development and commercialization of CB-5339, an oral novel VCP/p97 inhibitor, in both hematological malignancies and solid tumors, in Mainland China, Hong Kong, Macau and Taiwan.  Cleave is a clinical-stage biopharmaceutical company focused on valosin-containing protein (VCP)/p97 as a novel target in protein homeostasis, DNA damage response and other cellular stress pathways for therapeutic use in the treatment of patients with cancer.

CB-5339 is being evaluated by Cleave in a Phase 1 clinical trial in patients with acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS). Because CB-5339 has not yet reached technological feasibility and has no alternative uses, the Company expensed $5.5 million as acquired in-process research and development in the accompanying consolidated statements of operations and comprehensive loss for the six months ended June 30, 2021.

Pharmathen Global BV

On October 29, 2019, the Company entered into an exclusive distribution agreement with Pharmathen Global BV ("Pharmathen") for the development and distribution of octreotide long acting injectable (Octreotide LAI) microsphere in China.  Octreotide LAI formulations, which are approved in various European countries, are considered a standard of care for the treatment of acromegaly and the control of symptoms associated with certain neuroendocrine tumors. Subject to regulatory and marketing approvals, the Company intends to advance and commercialize this established product in China.

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

Riemser Pharma GmbH

In August 2019, the Company entered into a distribution agreement in China with Riemser Pharma GmbH (“Riemser”) to a novel formulation of thiotepa, a chemotherapeutic agent, which has multiple potential indications including use as a conditioning treatment for use prior to allogenic hematopoietic stem cell transplantation. Thiotepa has a long history of established use in the hematology/oncology setting. Pursuant to the distribution agreement, CASI obtained the exclusive distribution right of the products in China, and Riemser will be responsible for manufacturing and supplying CASI with clinical materials and commercial inventory. The Company is applying NADA registration and, subject to regulatory and marketing approvals, the Company intends to advance and commercialize this product in China.

Acrotech License Arrangements

The Company has product rights and perpetual exclusive licenses from Acrotech Biopharma L.L.C. (“Acrotech”) to develop and commercialize its commercial product EVOMELA® (Melphalan Hydrochloride For Injection) in the greater China region (which includes Mainland China, Taiwan, Hong Kong and Macau), as well as similar rights to assets ZEVALIN® (Ibritumomab Tiuxetan) and MARQIBO® (Vincristine Sulfate Liposome Injection). The exclusive licenses held by the Company were originally licensed from Spectrum Pharmaceuticals, which they later transferred to Acrotech.  On December 3, 2018, the Company received NMPA’s approval for importation, marketing and sales in China and in August 2019 the Company launched EVOMELA® in China.  The NMPA required post-marketing study is ongoing and actively recruiting.

The Company is currently evaluating future development options for ZEVALIN® and MARQIBO® due to the evolving standard of care environment, the rare and niche indications for these products, and its commitment to prioritize resources.

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

The costs of assurance type warranties that provide the customer the right to exchange purchased product that does not meet appropriate quality standards are recognized when they are probable and are reasonably estimable. As of June 30, 2021, the Company did not incur, and therefore did not defer, any material costs to obtain or fulfill contracts. The Company did not have any contract assets or contract liabilities as of June 30, 2021.

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

The fair value of this security was measured using its quoted market price, a Level 1 input, and was $4.7 million as of June 30, 2021 and $2.7 million as of December 31, 2020 (see Note 16).

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

The investments in the ordinary shares and warrants of BioInvent are carried at fair value, with changes in fair value reported in the statement of operations each reporting period. The fair value of the ordinary shares was measured using its quoted market price, a Level 1 input, and was $7.9 million as of June 30, 2021 and $6.6 million as of December 31, 2020 (see Note 16).

The fair value of the warrants was measured using observable market-based inputs other than quoted prices in active markets for identical assets or liabilities, level 2 inputs.  The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of warrants. The fair value of the warrants was $996,000 as of June 30, 2021 and $840,000 as of December 31, 2020 (see Note 16), with assumptions including an expected life of 4.41 years, an assumed volatility of 43.63%, and a risk-free interest rate of -0.15%.

The following table summarizes the Company’s investment in equity securities at Fair Value as of June 30, 2021:

			Gross
(In thousands)			unrealized	Aggregate fair
Description	Classification	Cost	gains	value
MaxCyte - equity interest	Investment	$—	$4,709	$4,709
BioInvent - equity interest	Investment	$5,661	$2,218	$7,879
Total				$12,588

Unrealized gains on the Company’s equity investment for the three months ended June 30, 2021 and 2020 were $1,867,000 and $324,000. Unrealized gains on the Company’s equity investment for the six months ended June 30, 2021 and 2020 were $3,435,000 and $309,000. Unrealized gains or (losses) on the Company’s equity investment are recognized as change in fair value of investment in equity securities in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Long-term investments

Long-term investments consisted of the following:

	June 30,	December 31,
(In thousands)	2021	2020
Available-for-sale debt securities:
Black Belt Tx Limited - convertible loan	$169	$83
Securities measured at fair value:
BioInvent International AB - warrants	996	840
Cleave Therapeutics, Inc. - convertible loan	5,547	—
Equity securities without readily determinable fair value:
Black Belt Tx Limited - equity interest	1,385	2,250
Juventas Cell Therapy Ltd - equity interest	26,370	26,059
Juventas Cell Therapy Ltd - put option	212	210
Total	$34,679	$29,442

Alesta Therapeutics B.V. (previously Black Belt Tx Limited)

In April 2019, in conjunction with its license agreement the Company entered into with Black Belt (see Note 2), the Company made a 2 million euros ($2,249,600) equity investment in the ordinary shares of a newly established, privately held UK Company, Black Belt Tx Limited (“Black Belt Tx”), representing a 14.1% equity interest with the right to appoint a non-voting board observer.

Because the Company does not have significant influence over operating and financial policies of Black Belt Tx, and the equity interests do not yet have readily determinable fair value, the investment in Black Belt Tx is stated at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.

In July 2021, Alesta Therapeutics B.V. (“Alesta Tx”) was incorporated as the parent company holding all shares of Black Belt Tx with same ownership structure as Black Belt Tx. CASI obtained 14.1% equity interest in Alesta Tx in exchange for its 14.1% equity interest in Black Belt Tx. In July 2021, a new investor contributed 750,000 euros to Alesta Tx in exchange for 770,270 common stocks newly issued, representing 8.3% of the fully diluted capital. Upon the completion of the capital contribution, the company’s equity ownership in Alesta Tx was diluted from 14.1% to 12.9% with the fair value of $1,385,000, indicating an impairment of equity investment in Black Belt Tx. The Company recorded impairment of $865,000 representing the difference between the fair value of the investment and its carrying amount during the three and six months ended June 30, 2021.

In July 2020, the Company entered into a three-year convertible loan agreement with Black Belt Tx (the “Black Belt Tx Loan”) in the amount of 211,800 euros ($250,000) with a non-compounding annual interest rate of 6% payable, together with the principal balance, at maturity.

The loan principal will be disbursed in three equal installments of 70,600 euros. The first tranche of 70,600 euros ($83,000) was disbursed upon execution of the loan agreement in August 2020. The second tranche of 70,600 euros ($86,000) was disbursed in February 2021, upon Black Belt Tx’s achievement of certain operational targets as stipulated in the loan agreement and approved by the Black Belt Tx’s Board of Directors. The third tranche will be disbursed if Black Belt Tx reaches certain additional operational targets as stipulated in the loan agreement and approved by Black Belt Tx's Board of Directors.

In the event that Black Belt Tx, on or prior to the maturity date, completes an equity financing round of at least €5,000,000 ($5.9 million), then the outstanding principal amount shall be automatically converted into such shares at 80% of the price per share issued divided by a compensating factor based on the number of years that the Black Belt Tx Loan has been outstanding. The investment in convertible loan is accounted for as investment in debt securities as available-for-sale instrument.

In July 2021, Black Belt Tx repaid the convertible loan of 146,566 euros to the Company, including 1st tranche of 70,600 euros, 2nd tranche of 70,600 euros and interest of 5,366 euros. Concurrently, the Company entered into a three-year convertible loan agreement with Alesta Tx (the “Alesta Tx Loan”) in the amount of 217,166 euros with a non-compounding annual interest rate of 6% payable, together with the principal balance, at maturity.

Juventas Cell Therapy Ltd

In June 2019, in conjunction with its license agreement entered into with Juventas (see Note 2), the Company, through CASI Biopharmaceuticals, made an RMB 80 million ($11,788,000) investment in Juventas, a privately held, China-based company, in Juventas’ Series A plus equity, which represented a 16.327% equity interest on a fully diluted basis, and the right to appoint a non-voting board observer. The Company is entitled to substantive liquidation preference over the founding shareholders of Juventas. In addition, the Juventas’ founding shareholder provided a put option to the Company pursuant to which the Company can put the equity investment to the founding shareholder at a fixed return of 8% per annum upon occurrence of certain events. The investment in the equity interests of the Juventas and the investment in put option to the founding shareholder were accounted for as investments in equity securities using the measurement alternative at its cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, as the fair value of the equity securities of Juventas is not readily determinable. The consideration of RMB 80 million ($11,788,000) was allocated into investment in equity interests and investment in put option based on their relative fair value on the transaction date.

In September 2020, in conjunction with the Supplementary Agreement entered into with Juventas (see Note 2), the Company obtained additional Series A plus equity interest in Juventas with substantive liquidation preference over Juventas' founding shareholder, resulting in the Company's equity ownership increasing to 16.45% (post-Juventas Series B financing) on a fully diluted basis. CASI Biopharmaceuticals is also entitled to appoint a director to Juventas’ board of directors.  Juventas’ founding shareholder also provided a put option to the Company pursuant to which the Company can put the additional equity investment to the founding shareholder at RMB 70 million plus a fixed return of 8% per annum upon occurrence of certain events. The transaction closed on September 29, 2020. The fair value of the Company’s additional equity interest in Juventas and the new put option was estimated using significant estimates and assumptions, including multiples of selected comparable companies in applying the market approach model.

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

The investments are measured using the measurement alternative at its cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, as the fair value of the equity securities of Juventas is not readily determinable.  The Company did not record any adjustments or impairments during the three and six months ended June 30, 2021 related to this investment.

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

5.           Inventories

Inventories at June 30, 2021 and December 31, 2020 consisted of the following:

(In thousands)	June 30, 2021	December 31, 2020
Finished goods	$3,475	$1,356
Raw materials	—	—
Total	$3,475	$1,356

No write down to the carrying amount of inventory have been recorded in the three and six months ended June 30, 2021 and 2020.

6.            Leases

Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Rent expense is recognized on a straight-line basis over the lease term.

Operating lease liabilities (see below) are included in accrued liabilities and other liabilities (noncurrent) in the unaudited condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020.

All of the Company’s existing leases as of June 30, 2021 are classified as operating leases. As of  June 30, 2021, the Company had seven material operating leases for land and facilities with remaining terms expiring from 2021 through 2069 and a weighted average remaining lease term of 34.31 years. The Company has fair value renewal options for many of the Company’s existing leases, none of which are considered reasonably certain of being exercised or included in the minimum lease term. Weighted average discount rates used in the calculation of the lease liability is 3.60%. The discount rates reflect the estimated incremental borrowing rate, which includes an assessment of the credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to the lease payments in a similar economic environment.

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

During the six months ended June 30, 2021, two operating leases expired, of which, one operating lease was renewed.

Rent expense for the six months ended June 30, 2021 and 2020 was $789,000 and $749,000, respectively. There were no variable lease costs or sublease income for leased assets for the six months ended June 30, 2021 and 2020.

Right of use assets and liabilities as of June 30, 2021 and December 31, 2020 in the condensed consolidated balance sheets were as follows:

	June 30,	December 31,
(In thousands)	2021	2020
Right of use assets	$9,797	$8,696

Accrued liabilities	$1,262	$939
Other liabilities	1,631	965
Total lease liabilities	$2,893	$1,904

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$775	$701

Right of use assets obtained in exchange for lease obligations:	$1,615	$—

A maturity analysis of the Company’s operating leases as of June 30, 2021 follows:

Future undiscounted cash flows:

(In thousands)
2021 (remaining six months)	$654
2022	1,133
2023	787
Thereafter	373
Total	2,947

Discount factor	(54)
Lease liability	2,893
Amounts due within 12 months	1,262
Non-current lease liability	$1,631

7.           Intangible Assets

Intangible assets include ANDAs that were acquired as part of 2018 asset acquisitions of U.S. marketed generic products, as well as capitalized costs related to a cloud computing arrangement (CCA). These intangible assets were originally recorded at relative estimated fair values based on the purchase price for the asset acquisitions and are stated net of accumulated amortization and impairment, if any.

The ANDAs are amortized over their estimated useful lives of 13 years, using the straight-line method. The CCA is being amortized over its useful life of 5 years.

In February 2020, the Company entered into an agreement with Chartwell Rx Sciences, LLC (“Chartwell”) in which the Company sold and transferred the control of seven U.S. FDA-approved ANDAs to Chartwell in exchange for $450,000 in cash, which the Company received in March 2020. These ANDAs had a net book value of $0 at the time of sale. The Company is entitled to an additional $1 million, contingent upon Chartwell receiving certain FDA approvals relating to certain of these ANDAs. The Company recognized a gain on disposal of intangible assets in the amount of $450,000 in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2020. The additional $1 million is treated as variable consideration. Because the amount of variable consideration is highly susceptible to factors outside the Company's influence and the Company’s experience with similar types of contracts is limited, the Company did not include the amount of variable consideration in recognition of gain on disposal of intangible assets for the three months ended March 31, 2020. The Company will recognize the variable consideration and additional gain on disposal of intangible assets when the constraint on variable consideration is resolved, i.e., Chartwell receives relevant FDA approvals.  As of June 30, 2021,  no FDA approvals has been obtained by Chartwell on those products.

Intangible assets at June 30, 2021 consists of the following:

(In thousands)
Asset	Purchase Price	Accumulated Amortization	Estimated useful lives
ANDAs	$15,832	(3,217)	13 years
Others	197	(121)	5 years
Total	$16,029	$(3,338)

The changes in intangible assets for six months ended June 30, 2021 are as follows:

(In thousands)
Balance as of December 31, 2020	$13,210
Amortization expense	(674)
Foreign currency translation adjustment	155
Balance as of June 30, 2021	$12,691

Expected future amortization expense, is as follows:

(In thousands)
2021 (remaining six months)	$667
2022	1,334
2023	1,334
2024	1,303
2025	1,303
2026 and thereafter	6,750

8.           Grants

In April 2020, CASI Wuxi received RMB 15.9 million (equivalent to $2.2 million) from the Jiangsu Province Wuxi Huishan Economic Development Zone as a government grant for this development project which was recorded as deferred income in April 2020.  The grant will be amortized over the term of the lease of the land.  Since April 2020, the Company has recognized RMB 401,000 in deferred income as of June 30, 2021, and therefore, RMB 15.5 million (equivalent to $2.4 million) remain as deferred income in the unaudited condensed balance sheet as of June 30, 2021.  The Company recognized $12,000 and $11,000 of other income during the three months ended June 30, 2021 and 2020, respectively. The Company recognized $25,000 and $11,000 of other income during the six months ended June 30, 2021 and 2020, respectively.

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

Interest expense of $14,000 and $25,000 was recorded in the three and six months ended June 30, 2021.

10.          Notes Payable

On April 27, 2020, M&T Bank approved a $465,595 loan to the Company under the Paycheck Protection Program (PPP) pursuant to the Coronavirus Aid, Relief and Economic Security (CARES) Act that was signed into law on March 27, 2020. The loan, evidenced by a promissory note to M&T Bank as lender and dated April 29, 2020, has a term of two years, is unsecured, and is guaranteed by the Small Business Administration (SBA). The loan bears interest at a fixed rate of one percent per annum. Some or all of the loan may be forgiven if the Company complies with certain relevant conditions.  In June 2020, the PPP was amended through enactment of the Paycheck Protection Program Flexibility Act of 2020 (PPPFA).  Under the new act, the Company’s payments of principal and interest are deferred until October 2021.  The Company has to apply for loan forgiveness by August 2021 before potential loan payments would begin.

Interest expenses of $1,000 and $700 were recorded in the three months ended June 30, 2021 and 2020. Interest expenses of $2,000 and $700 were recorded in the six months ended June 30, 2021 and 2020.

11.         Redeemable Noncontrolling Interest

On December 26, 2018, the Company, together with Wuxi Jintou Huicun Investment Enterprise, a limited partnership organized under Chinese law (“Wuxi LP”) established CASI Wuxi to build and operate a manufacturing facility in the Wuxi Huishan

Economic Development Zone in Jiangsu Province, China. The Company holds 80% of the equity interests in CASI Wuxi and will invest, over time, $80 million in CASI Wuxi. The Company’s investment will consist of (i) $21 million in cash (paid in February 2019), (ii) a transfer of selected ANDAs valued at $30 million (transferred in May 2019), and (iii) an additional $29 million cash payment within three years from the date of establishment of CASI Wuxi. The payment schedule has been changed into three installments of $10 million paid in July 2021, $10 million and $9 million to be paid in 2022 and 2023, respectively. Wuxi LP holds 20% of the equity interest in CASI Wuxi through its investment in RMB of $20 million in cash (paid in March 2019). As the transfer of ANDAs valued at $30 million was to the Company’s consolidated subsidiary (CASI Wuxi), the Company recognized the transfer of the ANDAs at their carrying value and did not recognize a gain on the transfer.

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

Changes in redeemable noncontrolling interest during the three and six month periods ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Balance at beginning of period	$22,164	$20,878	$22,033	$20,670
Cash contribution by Wuxi LP	—	—	—	—
Share of CASI Wuxi net loss	(317)	(166)	(666)	(275)
Accretion of redeemable noncontrolling interest	519	362	1,067	679
Foreign currency translation adjustment	331	—	263	—
Balance at end of period	$22,697	$21,074	$22,697	$21,074

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

Due to the Company’s failure to timely file a periodic report with the SEC in connection with the adoption of its amended and restated bylaws, the Company is ineligible to use the current shelf registration or file new short form registration statements on Form S-3 until October 1, 2021, assuming the Company continues to timely file the Company’s required Exchange Act reports. In the interim, however, the Company may raise capital pursuant to a registration statement on Form S-1 on a private placement basis or other alternative forms of fundraising not dependent on the Form S-3.

Common Stock Sales Agreements

The Company has a Common Stock Sales Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“HCW”). On July 19, 2019, the Company entered into an amendment to the Sales Agreement reducing the maximum amount that may be sold under the Sales Agreement to $20 million. As of June 30, 2021, the Company is not eligible to sell shares of common stock under the Sales Agreement.

On July 19, 2019, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (the “Open Market Agreement”) in which the Company may elect to sell from time to time, at its option, up to $30 million in shares of the Company’s common stock, through Jefferies LLC, as sales agent.  As of June 30, 2021, the Company is not eligible to sell shares of common stock under the Open Market Agreement.

For the six months ended June 30, 2021, no shares were issued under either the Sales Agreement or the Open Market Agreement.

As of June 30, 2021 and December 31, 2020, the outstanding and exercisable number of warrants was 8,271,709 which were issued by the Company in 2018. The weighted average exercise price was $4.58. All outstanding warrants are equity classified.

13.          Net Loss Per Share

The following table sets forth the basic and diluted net loss per share computation and provides a reconciliation of the numerator and denominator for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net loss attributable to CASI Pharmaceuticals, Inc.	$(6,946)	$(8,694)	$(20,829)	$(17,135)
Denominator:
Weighted average number of common shares	139,797	100,921	132,352	99,847
Denominator for basic and diluted net loss per share calculation	139,797	100,921	132,352	99,847
Net loss per share
— Basic and diluted	$(0.05)	$(0.09)	$(0.16)	$(0.17)

As of June 30, 2021, and 2020, outstanding stock options totaling 24,780,540 and 15,906,321, respectively, and outstanding warrants totaling 8,271,709 and 8,271,709, respectively, were anti-dilutive, and therefore, were not included in the computation of weighted average shares used in computing diluted loss per share.

14.         Stock-Based Compensation

On June 15, 2021, the 2021 Long-Term Incentive Plan (the “2021 Plan”) was approved by the Company's stockholders to replace the Company’s 2011 Long-Term Incentive Plan (the “2011 Plan”). Currently, the 2021 Plan is administered by the Company’s compensation committee. The maximum number of shares of Common Stock that are available for grants and awards equals to 20,000,000 shares of Common Stock, which includes 10,726,673 shares of Common Stock remaining under the Company’s 2011 Long-Term Incentive Plan (the “2011 Plan”) as of April 12, 2021.

As of June 30, 2021, a total of 19,145,448 shares remained available for grant under the Company’s 2021 Long-Term Incentive Plan.

The Company’s net loss for the six months ended June 30, 2021 and 2020 includes $3.0 million and $3.9 million, respectively, of the Company’s share-based compensation. The share-based compensation expenses are recorded as components of general and administrative expense, selling and marketing expense, and research and development expense, as follows:

	Six Months Ended June 30,
(In thousands)	2021	2020
Research and development	$141	$211
Sales and Marketing	74	—
General and administrative	2,823	3,681
Share-based compensation expense	$3,038	$3,892

Compensation expense related to stock options is recognized over the requisite service period, which is generally the option vesting term of up to five years. Awards with performance conditions are expensed when it is probable that the performance condition will be achieved. For the six month periods ended June 30, 2021 and 2020, $129,000 and $36,000 was expensed for stock option awards with performance conditions that were probable during the period, respectively.

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

Following are the weighted-average assumptions used in valuing the stock options granted to employees during the six month periods ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021		2020
Expected volatility	80.07%		77.59%
Range of expected volatility	77.37% to 81.5%		75.84% to 81.63%
Range of risk free interest rate	0.72% to 1.22%		0.34% to 1.77%
Expected term of option	6.27	years	6.03	years
Expected dividend yield	0.00%		0.00%

The weighted average fair value of stock options granted during the six month periods ended June 30, 2021 and 2020 were $1.19 and $1.99, respectively.

A summary of changes in options under the Company’s stock option plans during the six month period ended June 30, 2021 is as follows:

		Weighted Average
	Number of Options	Exercise Price
Outstanding at December 31, 2020	16,746,238	$2.71
Exercised	—	$—
Granted	9,249,552	$1.80
Expired	(334,000)	$4.80
Forfeited	(881,250)	$2.65
Cancelled	—	$—
Outstanding at June 30, 2021	24,780,540	$2.34
Vested and expected to vest at June 30, 2021	24,780,540	$2.34
Exercisable at June 30, 2021	13,670,488	$2.46

Cash received from option exercises under all share-based payment arrangements for the six month periods ended June 30, 2021 and 2020 was $0 million and $3.8 million, respectively.

15.          Income Taxes

At December 31, 2020, the Company had a $2.1 million unrecognized tax benefit. The Company recorded a full valuation allowance on the deferred tax asset after offsetting unrecognized tax benefit recognized in the consolidated financial statements as of December 31, 2020.

During the six months ended June 30, 2021, there were no material changes to the measurement of unrecognized tax benefits in various tax jurisdictions.

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

The Company has an investment in the convertible debt of a privately held California Company.  The Company’s investment is carried at its estimated fair value, with changes in fair value reported in the consolidated statement of operations and comprehensive loss each reporting period (see Note 4) using Level 3 input. The Company uses the Binomial model to estimate the fair value of the convertible debt.

The following tables present the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, by level within the fair value hierarchy:

(In thousands)	Fair Value at
Description	June 30, 2021	Level 1	Level 2	Level 3
Investments in Current and non-Current Assets
Investments in common stock	$12,588	$12,588	$—	$—
Investment in warrants - Designated as investment measured at FVTPL	$996	$—	$996	$—
Investment in convertible loan - AFS	$169	$—	$—	$169
Investment in convertible loan - Designated as investment measured at FVTPL	$5,547	$—	$—	$5,547

(In thousands)	Fair Value at
Description	December 31, 2020	Level 1	Level 2	Level 3
Investments in Current and non-Current Assets
Investments in common stock	$9,309	$9,309	$—	$—
Investment in warrants - Designated as investment measured at FVTPL	$840	$—	$840	$—
Investment in convertible loan - AFS	$83	$—	$—	$83

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures equity investments without readily determinable fair values at its cost, minus impairment, if any, plus or minus changes resulting from observable transactions of identical or similar securities of the same issuer. On June 30, 2021, the Company remeasured the investment in equity securities in Black Belt (see Note 4) to the fair value of $1,385,000. The Company estimated the fair value of the securities using Level 2 inputs based on the transaction price of identical securities issued by the investee.

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company has no non-financial assets and liabilities that are measured at fair value on a recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company has no non-financial assets and liabilities that are measured at fair value on a non- recurring basis.

17.          Related Party Transactions

Juventas. On July 1, 2019 the Company entered into a one-year equipment lease with Juventas in the amount of RMB 80,000 ($15,000) a month, which is classified as an operating lease. Transactions with Juventas are considered to be related party transactions as the Company’s CEO and Chairman is the chairman and one of the founding shareholders of Juventas. In August 2020, the lease was renewed for another year retroactive to July 1, 2020 with the same monthly lease income. During the three months ended June 30, 2021 and 2020, the Company recognized lease income of RMB 240,000 ($37,000) and RMB 240,000 ($34,000) respectively. During the six months ended June 30, 2021 and 2020, the Company recognized lease income of RMB 480,000 ($73,000) and RMB 480,000 ($67,000) respectively. The lease has been extended for one more year from July 1, 2021 to June 30, 2022.

Spectrum/Acrotech. In 2018, the Company entered into commercial purchase obligation commitments for EVOMELA® from Spectrum Pharmaceuticals, Inc. (“Spectrum”), totaling $9.2 million under a short-term supply agreement for EVOMELA®. As of June 30, 2021, Spectrum is a 4.9% stockholder of the Company. The amount due to Spectrum was $0.2 million as of December 31, 2019 which was paid in 2020. There have been no transactions with Spectrum during the six months ended June 30, 2021. The Company also accrued $2.6 million for material costs related to EVOMELA® during the year ended December 31, 2019. As of June 30, 2021, all amounts due to Spectrum have been settled.

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

Because the Company required additional office space, in January 2020, the agreement was amended for annualized rents in the amount of $144,000 ($12,000 a month) with a stipulation that the new rent was retroactive to October 1, 2019. The lease expired on June 9, 2021 and was not renewed.  During the six months ended June 30, 2021 and 2020, the Company recognized rent expense of $60,000 and $72,000, respectively.

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

18.         Commitments

In conjunction with the Cleave agreement entered into during 2021 (see Note 2), the Company is responsible for certain milestone and royalty payments. As of June 30, 2021, no milestones have been achieved.

In conjunction with the BioInvent agreement entered into during 2020 (see Note 2), the Company is responsible for certain milestone and royalty payments. As of June 30, 2021, no milestones have been achieved.

In conjunction with the Black Belt agreement entered into during 2019 (see Note 2), the Company is responsible for certain milestone and royalty payments. In June, 2021, the Company achieved the First-Patient-In (FPI) in the Phase 1 dose escalation and expansion study of CID-103, and made $750,000 milestone payment with remaining 250,000 euros($305,000) accrued. As of June 30, 2021, no other milestones have been achieved.

In conjunction with the Pharmathen agreement entered into during 2019 (see Note 2), the Company is responsible for one remaining milestone payment. As of June 30, 2021, the remaining milestone has not been achieved.

In conjunction with the Laurus Labs agreement entered into during 2018, the Company is responsible for certain remaining milestone payments. As of June 30, 2021, the remaining milestones have not been met.

In November 2019, CASI Wuxi entered into a lease agreement for the right to use state-owned land in China for the construction of a manufacturing facility. On August 27, 2020, CASI Wuxi entered into a Construction Project Contract (the "Construction Contract") with China Electronic System Engineering No. 2 Construction Co., Ltd. ("China Engineering"). Pursuant to the Construction Contract, CASI Wuxi will pay a contract price of RMB 74,588,000 (equivalent to $10,923,000) to retain China Engineering to complete the phase 1 project of CASI Wuxi's research and development production base, consisting of construction and installation of a combined factory building, warehouse, guard house and public works. As of June 30, 2021, commission outstanding under the Construction Contract was RMB 66,688,000 ($10,320,000). The estimated completion date is October 2023.

In April 2021, CASI Wuxi entered into a Freeze dryer and filling line equipments production agreement with Shanghai Dong Fu Long Technology Limited Co. in the total amount of RMB15,500,000 (equivalent to $2,400,000). The company paid the deposit of RMB 4,650,000 ($720,000). As of June 30, 2021, the remaining RMB10,850,000 ($1,680,000) has not been paid. RMB4,650,000 ($720,000) will be due when CASI obtains quality acceptance approval , another RMB4,650,000 ($720,000) due when CASI obtains acceptance report (SAT report), and last RMB1,550,000 ($240,000) due when CASI receives guarantee from the bank.

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

The Company launched its first commercial product, EVOMELA® (Melphalan for Injection), in China in August 2019. In China, EVOMELA®  is approved for use as a conditioning treatment prior to stem cell transplantation and as a palliative treatment for patients with multiple myeloma. The other core hematology/oncology assets in the Company’s pipeline include:

●	CNCT19 is an autologous CD19 CAR-T investigative product (CNCT19) being developed by the Company’s partner Juventas Cell Therapy Ltd (“Juventas”) for which the Company has co-commercial and profit-sharing rights. CNCT19 is being developed as a potential treatment for patients with hematological malignancies which express CD19 including, B-cell acute lymphoblastic leukemia (“B-ALL”) and B-cell non-Hodgkin lymphoma (“B-NHL”). CNCT19’s Phase 1 studies of B-ALL and B-NHL in China have been completed by Juventas, with the Phase 2 B-NHL registration study and the Phase 2 B-ALL registration study of CNCT19 both currently enrolling in China.
●	BI-1206 is an antibody which has a novel mode-of-action, blocking the inhibitory antibody checkpoint receptor FcγRIIB to unlock anti-cancer immunity in both hematological malignancies and solid tumors for which the Company has licensed exclusive greater China rights from BioInvent International AB (“BioInvent”). BI-1206 is being investigated by BioInvent in a Phase 1/2 trial, in combination with anti-PD1 therapy Keytruda® (pembrolizumab), in patients with solid tumors, and in a Phase 1/2a trial in combination with MabThera® (rituximab) in patients with relapsed/refractory non-Hodgkin lymphoma (NHL). BI-1206 restores activity of rituximab in patients with relapsed/refractory non-Hodgkin’s lymphoma.
●	CB-5339 is a novel VCP/p97 inhibitor focused on valosin-containing protein (VCP)/p97 as a novel target in protein homeostasis, DNA damage response and other cellular stress pathways for therapeutic use in cancer. The Company entered into an exclusive license in March 21, 2021 with Cleave Therapeutics, Inc. (Cleave”) for the development and commercialization of CB-5339 in Mainland China, Hong Kong, Macau and Taiwan. CB-5339, an oral second-generation, small molecule VCP/p97 inhibitor, is being evaluated in a Phase 1 clinical trial in patients with acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS).
●	CID-103 is a full human IgG1 anti-CD38 monoclonal antibody recognizing a unique epitope that has demonstrated encouraging preclinical efficacy and safety profile compared to other anti-CD38 monoclonal antibodies for which the Company has exclusive global rights. CID-103 is being developed for the treatment of patients with multiple myeloma. The Company achieved in June 2021 the First-Patient-In (FPI) in the Phase 1 dose escalation and expansion study of CID-103, in patients with previously treated, relapsed or refractory multiple myeloma.

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

The Company’s business development strategy is currently focused on acquiring additional targeted drugs and immuno-oncology therapeutics through licensing that will expand its hematology/oncology franchise. In many cases its business development strategy includes direct equity investments in the licensor company.  The Company intends for its pipeline to reflect a diversified and risk-balanced set of assets that include (1) late-stage clinical drug candidates in-licensed for China regional rights, (2) proprietary or licensed innovative drug candidates, and (3) select high quality pharmaceuticals that fit its therapeutic focus. The Company uses a market-oriented approach to identify pharmaceutical/biotechnology candidates that the Company believes to have the potential for gaining widespread market acceptance, either globally or in China, and for which development can be accelerated under the Company’s global drug development strategy. Although oncology with a focus on hematological malignancies is its principal clinical and commercial target, the Company is opportunistic about other therapeutic areas that can address unmet medical needs.

CASI has built an integrated biopharmaceutical company dedicated to the successful development and commercialization of innovative and other therapeutic products.  The Company will continue to pursue building a robust pipeline of drug candidates for development and commercialization in China as our primary market, and if rights are available for the rest of the world. For in-licensed products, we use a market-oriented approach to identify pharmaceutical/biotechnology candidates that we believe have the potential for gaining widespread market acceptance, either globally or in China, and for which development can be accelerated under our drug development strategy.  We have focused on US/EU approved product candidates, and product candidates with proven targets or product candidates that have reduced clinical risk with a greater emphasis on innovative therapeutics. Our business development strategy is currently focused on acquiring additional targeted drugs and immuno-oncology therapeutics through licensing that will expand our hematology/oncology franchise. In many cases our business development strategy includes direct equity investments in the licensor company.

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

In 2012, with new leadership, the Company shifted its business strategy to China and has since built an infrastructure in China that includes sales and marketing, medical affairs, regulatory and clinical development and in the foreseeable future, manufacturing. In 2014, the Company changed its name to “CASI Pharmaceuticals, Inc.” The majority of the Company’s operations are now located in China. The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical and development activities and expansion of our operations. Our operations in China are conducted primarily through two of our subsidiaries, CASI Pharmaceuticals (China) Co., Ltd. (“CASI China”) and CASI Pharmaceuticals (Wuxi) Co., Ltd. (“CASI Wuxi”). Our Beijing office is primarily responsible for our day-to-day operations and our commercial team of over 100 hematology/oncology sales and marketing specialists based in China.  CASI Wuxi is part of the long-term strategy to support our future clinical and commercial manufacturing needs, to manage our supply chain for certain products, and to develop a GMP manufacturing facility in China.

Taking into consideration the cash and cash equivalents balance as of June 30, 2021, the Company believes that it has sufficient resources to fund its operations at least one year beyond the date that the unaudited condensed consolidated financial statements are issued. As of June 30, 2021, the Company had a consolidated cash balance of $60.4 million. The Company intends to continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements.

Impact of COVID-19

The Company has experienced operational interruptions as a result of COVID-19, including the temporary disruption of operations in China during 2020 due to a Chinese government mandated quarantine protocol, including mandatory business closures, social distancing measures, and various travel restrictions. Although the Company's operations in China have normalized, there can be no assurance that such operations will continue to do so or that there will not be a renewed outbreak of COVID-19 due to new variants of the virus or other significant contagious diseases in China or elsewhere. To the extent that such events occur, demand for the Company's products may decline, and the Chinese government or other governments may impose additional restrictions resulting in further shutdowns, further work restrictions, and the disruption of the Company’s supply and distribution channels.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, which may result in a period of regional, national, and global economic slowdown or regional, national, or global recessions that could affect the Company's ability to continue to commercialize and expand distribution of EVOMELA®  (Melphalan For Injection) or other drugs in the Company’s existing product pipeline. The effectiveness of the Company's sales teams may be negatively impacted by the lack of travel and their reduced ability to engage with decision-makers. In the first quarter 2020, during which the peak of the pandemic occurred in China, the Company experienced some disruptions to their EVOMELA®  marketing and sales activities due to travel restrictions and the prioritization of hospitals and physicians to attend to patients with COVID-19 infection. During the remainder of 2020, operations returned to expected levels; however, there can be no assurance that such restrictions will not be imposed again. In addition, economic and other uncertainties may adversely affect other parties' willingness to negotiate and execute product licenses and thus hamper the Company's ability to in-license clinical-stage and late-stage drug candidates in China or elsewhere.

The Company currently relies on a single source for its supply of EVOMELA®. The Company experienced a short term disruption to its supply chain for EVOMELA® in 2020 secondary to a change in the manufacturer of EVOMELA®. The supply chain interruption along with the restrictions imposed by Chinese authorities in response to COVID-19 contributed to a decrease in the Company's revenue for the second quarter of 2020.

If the supplier refuses or is unable to provide products for any reason (including the occurrence of an event like the COVID-19 pandemic that makes delivery impractical), the Company would be required to negotiate an agreement with a substitute supplier, which would likely interrupt the manufacturing of EVOMELA®, cause delays and increase costs.

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

During the second quarter of 2020, the Company completed the plan to change the manufacturing site for EVOMELA® to an alternative manufacturer that has significantly reduced the cost of revenue for the third quarter of 2020. Due to the manufacturer change, and to the effects of COVID-19 to our marketing and sales activities and supply chain, revenues for the second quarter of 2020 experienced an expected temporary decrease.  We have returned to expected levels of sales as indicated by the increases in sales in the second half of 2020, and first half of 2021.

The COVID-19 pandemic impacted our targeted start time of our CID-103 trial due to the lock down of many medical facilities in Europe.  Nevertheless, the Company achieved in June 2021, the First-Patient-In (FPI) in the Phase 1 dose escalation and expansion study of CID-103, in patients with previously treated, relapsed or refractory multiple myeloma.  The study is designed to assess the safety, tolerability, pharmacology and clinical activity of CID-103. As the pandemic continues to unfold, the extent of the pandemic’s effect on our operations will depend in large part on future developments, which cannot be predicted with confidence at this time.

RESULTS OF OPERATIONS

Three months ended June 30, 2021 Compared with Three months ended June 30, 2020

Operating Items

Revenues

Product Sales

Revenues consist of product sales of EVOMELA® that launched during August 2019. Revenue was $7.1 million for the three months ended June 30, 2021 compared to $2.6 million for the three months ended June 30, 2020. Revenues increased by 173% in the second quarter of 2021 as compared to same quarter in 2020 due to the continued growth in EVOMELA® sales.

Lease Income

Lease income consists primarily of an equipment lease with Juventas (a related party). Lease income was $37,000 for the three months ended June 30, 2021 compared to $33,000 for the three months period ended June 30, 2020.

Operating Expenses

Cost of Revenues

Cost of revenues consists primarily of the cost of inventories of EVOMELA® and sales-based royalties related to the sale of EVOMELA®.

Costs of revenues were $2.9 million for the three months ended June 30, 2021 compared to $2.5 million for the three months ended June 30, 2020, which includes royalty of $1.4 million and $0.5 million for the same period. Costs of revenues excluding royalty were $1.5 million and $2.0 million for the three months ended June 30, 2021 and 2020. Costs of revenues excluding royalty as a percentage of revenues decreased from 76% in the three months ended June 30, 2020 to 21% in the three months ended June 30, 2021, due to the new alternate manufacturer now in place, resulting in a considerable decrease in the unit cost of inventories of EVOMELA®.

Research and Development Expenses

Research and development (R&D) expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract preclinical testing and clinical trials of our product candidates, including the costs of drug substance and drug product, regulatory maintenance costs of ANDAs, facilities expenses, and amortization expense of acquired ANDAs.

Research and development expenses for the three months ended June 30, 2021 were $2.3 million, compared with $1.9 million for the three months ended June 30, 2020.  The increases in R&D expenses are primarily due to an increase in R&D expenses incurred related to the development of CID-103, costs associated with the EVOMELA® post marketing study, and generic R&D expenses in CASI Wuxi.

Included in our research and development expenses for the three months ended June 30, 2021 are direct project costs of $0.7 million for preclinical development activities primarily related to our CID-103 program compared to $0.5 million for the three months ended June 30, 2020, $0.5 million amortization and filing fees related to our ANDAs acquired in 2018 compared to $0.7 million for the three months ended June 30, 2020, and $0.3 million for drugs in-licensed from Acrotech (previously Spectrum) compared to $0.2 million for the three months ended June 30, 2020.

General and Administrative Expenses

General and administrative expenses include compensation and other expenses related to executive, finance, business development and administrative personnel, professional services, investor relations and facilities.

General and administrative expenses for the three months ended June 30, 2021 were $5.4 million, compared with $4.1 million for the three months ended June 30, 2020. The increase in general and administrative expenses was primarily due to an increase in professional fees.

Selling and Marketing Expenses

Selling and marketing expenses are the direct costs related to the sales of EVOMELA® that was launched in China in August 2019, such as sales force salaries, bonus, advertising, and other marketing efforts.

Selling and marketing expenses for the three months ended June 30, 2021 were $3.4 million, compared with $1.6 million for the three months ended June 30, 2020. The increase in selling and marketing expenses was due to expansion of sales team in China in 2021 and the increase of travel cost due to COVID-19 recovery in 2021.

Loss on disposal of property, plant and equipment

Loss on disposal of property, plant and equipment for the three months ended June 30, 2021 was $65,000, compared to $0 for the three months ended June 30, 2020 .  The loss on disposal is due to the sale of lab equipments in the period.

Impairment of intangible assets

There was no impairment of intangible assets for the three months ended June 30, 2021. Impairment of intangible assets for the three months ended June 30, 2020 was $1.5 million.

Acquired in-process Research and Development

Acquired in-process R&D expenses for the three months ended June 30, 2021 was $1.06 million, compared to $0 million for the three months ended June 30, 2020.  In June 2021, the Company achieved the First-Patient-In (FPI) in the Phase 1 dose escalation and expansion study of CID-103, and made $750,000 milestone payment and accrued €250,000 ($305,000) payment under the terms of the agreement.

Non-Operating Items

Interest income, net

Interest income, net for the three months ended June 30, 2021 was $76,000 compared with $153,000 for the three months ended June 30, 2020. The decrease in interest income, net, is mainly due to the decrease in cash balance in CASI Wuxi.

Other income

Other income for the three months ended June 30, 2021 was $33,000 compared with $27,000 for the three months ended June 30, 2020. Other incomes of $13,000 and $11,000 recorded in the three months ended June 30, 2021 and 2020, respectively, relate to the April 2020 CASI Wuxi’s receipt of RMB 15.9 million (equivalent to $2.2 million) from the Jiangsu Province Wuxi Huishan Economic Development Zone as government grant for the development of leased state-owned land in China for the construction of a manufacturing facility.  The grant was recorded as deferred income in April 2020. The grant is been amortized over the term of the lease of the land.

Foreign exchange gains (losses)

Foreign exchange gains for the three months ended June 30, 2021 were $76,000 compared with losses of $115,000 for the three months ended June 30, 2020. The foreign exchange gains are primarily due to accounts receivable with CRGK.

Change in fair value of investments

The changes in fair value of investments for the three months ended June 30, 2021 and 2020 were gains of $1,914,000 and $324,000, respectively. The changes represent unrealized gains on the Company’s investments in equity securities and long-term investment.

Impairment loss of long-term investments

Impairment loss of long-term investments for the three months ended June 30, 2021 was $865,000 relating to the investment in Black Belt Tx. The Company did not record any impairment loss of long-term investments during the three months ended June 30, 2020.

Six months ended June 30, 2021 Compared with Six months ended June 30, 2020

Operating Items

Revenues

Product Sales

Revenues consist of product sales of EVOMELA® that launched during August 2019. Revenue was $12.8 million for the six months ended June 30, 2021 compared to $6.0 million for the six months ended June 30, 2020. Revenues increased by 118% in the first half of 2021 as compared to same period in 2020 due to the continued growth in EVOMELA® sales.

Lease Income

Lease income consists primarily of an equipment lease with Juventas (a related party). Lease income was $73,000 for the six months ended June 30, 2021 compared to $67,000 for the six months period ended June 30, 2020.

Operating Expenses

Cost of Revenues

Cost of revenues consists primarily of the cost of inventories of EVOMELA® and sales-based royalties related to the sale of EVOMELA®.

Costs of revenues were $5.3 million for the six months ended June 30, 2021 compared to $5.7 million for the six months ended June 30, 2020, which includes royalty of $2.5 million and $1.2 million for the same period. Costs of revenues excluding royalty were $2.8 million and $4.5 million for the six months ended June 30, 2021 and 2020. Costs of revenues excluding royalty as a percentage of revenues decreased from 75% in the six months ended June 30, 2020 to 22% in the six months ended June 30, 2021, due to the new alternate manufacturer now in place, resulting in a considerable decrease in the unit cost of inventories of EVOMELA®.

Research and Development Expenses

Research and development (R&D) expenses consist primarily of compensation and other expenses related to research and development personnel, research collaborations, costs associated with internal and contract preclinical testing and clinical trials of our product candidates, including the costs of drug substance and drug product, regulatory maintenance costs of ANDAs, facilities expenses, and amortization expense of acquired ANDAs.

Research and development expenses for the six months ended June 30, 2021 were $7.5 million, compared with $4.9 million for the six months ended June 30, 2020.  The increases in R&D expenses are primarily due to an increase in R&D expenses incurred related to the development of CID-103.

Included in our research and development expenses for the six months ended June 30, 2021 are direct project costs of $4.2 million for preclinical development activities, primarily related to our CID-103 program compared to $1.8 million for the six months ended June 30, 2020, $1.0 million amortization and filing fees related to our ANDAs acquired in 2018 compared to $1.3 million for the six months ended June 30, 2020, and $0.7 million for drugs in-licensed from Acrotech (previously Spectrum) compared to $0.7 million for the six months ended June 30, 2020.

General and Administrative Expenses

General and administrative expenses include compensation and other expenses related to executive, finance, business development and administrative personnel, professional services, investor relations and facilities.

General and administrative expenses for the six months ended June 30, 2021 were $10.9 million, compared with $8.1 million for the six months ended June 30, 2020. The increase in general and administrative expenses was primarily due to an increase in professional fees.

Selling and Marketing Expenses

Selling and marketing expenses are the direct costs related to the sales of EVOMELA® that was launched in China in August 2019, such as sales force salaries, bonus, advertising, and other marketing efforts.

Selling and marketing expenses for the six months ended June 30, 2021 were $6.1 million, compared with $2.8 million for the six months ended June 30, 2020. The increase in selling and marketing expenses was due to expansion of sales team in China in 2021 and the lower travel cost because of COVID-19 restrictions during the 2020 period.

Loss on disposal of property, plant and equipment

Loss on disposal of property, plant and equipment for the six months ended June 30, 2020 was $65,000, compared to $0 for the six months ended June 30, 2020 .  The loss on disposal is due to the sale of lab equipments in the period.

Gain on disposal of intangible assets

There was no gain (loss) on disposal of intangible assets for the six months ended June 30, 2021.

Gain on disposal of intangible assets for the six months ended June 30, 2020 was $0.5 million.  The gain on disposal is due to the $0.5 million gain on the sale of seven ANDAs during the first quarter of 2020.

Impairment of intangible assets

There was no impairment of intangible assets for the six months ended June 30, 2021. Impairment of intangible assets for the six months ended June 30, 2020 was $1.5 million.

Acquired in-process Research and Development

Acquired in-process R&D expenses for the six months ended June 30, 2021 was $6.6 million, compared to $1.1 million for the six months ended June 30, 2020.  The amount reported for the six months ended June 30, 2021 was the upfront payment to Cleave for the development of CB-5339 and milestone payments for the development of CID-103. The six months ended June 30, 2020 amount relates to milestone fees paid to Pharmathen’s due to the first submission to the National Medical Products Administration in China for Octreotide which was achieved in the first quarter of 2020.

Non-Operating Items

Interest income, net

Interest income, net for the six months ended June 30, 2021 was $182,000 compared with $343,000 for the six months ended June 30, 2020. The decrease in interest income, net, is mainly due to the decrease in rates of return from available cash management strategies due to the current economic environment.

Other income

Other income for the six months ended June 30, 2021 was $53,000 compared with $27,000 for the six months ended June 30, 2020. Other incomes of $25,000 and $11,000, recorded in the six months ended June 30, 2021 and 2020, relate to the April 2020 CASI Wuxi’s receipt of RMB 15.9 million (equivalent to $2.2 million) from the Jiangsu Province Wuxi Huishan Economic Development Zone as government grant for the development of leased state-owned land in China for the construction of a manufacturing facility.  The grant was recorded as deferred income in April 2020. The grant is been amortized over the term of the lease of the land.

Foreign exchange gains

Foreign exchange gains for the six months ended June 30, 2021 were $295,000 compared with gains of $248,000 for the six  months ended June 30, 2020. The foreign exchange gains are primarily due to accounts receivable with CRGK.

Change in fair value of investments

The changes in fair value of investments for the six months ended June 30, 2021 and 2020 were gains of $3,482,000 and $309,000, respectively. The changes represent unrealized gains on the Company’s investments in equity securities and long-term investment.

Impairment loss of long-term investments

Impairment loss of long-term investments for the six months ended June 30, 2021 was $865,000 relating to the investment in Black Belt Tx. The Company did not record any impairment loss of long-term investments during the six months ended June 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses for the foreseeable future.  Based on our current plans, we expect our current available cash and cash equivalents to meet our cash requirements for at least through August 12, 2022.

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

At June 30, 2021, we had cash and cash equivalents of $60.4 million, with working capital of $73.8 million.  As of June 30, 2021, the Company had a consolidated cash balance of $60.4 million.

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

The Offering was made by means of a written prospectus supplement and accompanying prospectus forming part of a shelf registration statement on Form S-3, previously filed with the SEC on November 20, 2020, which was declared effective on December 2, 2020. We have filed a final prospectus supplement, dated March 24, 2021, with the SEC relating to the Offering.

The Company is using the net proceeds of this offering for working capital and general corporate purposes, which include, but are not limited to advancing the Company’s product portfolio, acquiring the rights to new product candidates and general and administrative expenses.

Due to the Company’s failure to timely file a periodic report with the SEC in connection with the adoption of its amended and restated bylaws, the Company is ineligible to use the current shelf registration or file new short form registration statements on Form S-3 until October 1, 2021, assuming the Company continues to timely file the Company’s required Exchange Act reports. In the interim, however, the Company may raise capital pursuant to a registration statement on Form S-1 on a private placement basis or other alternative forms of fundraising not dependent on the Form S-3.

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

For the six months ended June 30, 2021, no shares were issued pursuant to the Sales Agreement, and a total of 143,248 shares, resulting in net proceeds to the Company of $475,000 have been issued since inception.   As of June 30, 2021, the Company is not eligible to sell shares of common stock under the Sales Agreement.

For the six months ended June 30, 2021, no shares were issued pursuant to the terms of the Open Market Agreement, and a total of 493,000 shares, resulting in net proceeds to the Company of $1,539,000, have been issued since inception. As of June 30, 2021, the Company is not eligible to sell shares of common stock under the Open Market Agreement.

For the six months ended June 30, 2021, no shares were issued under either the Sales Agreement or the Open Market Agreement.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and President/Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of June 30, 2021 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and President/Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

EXHIBIT INDEX

10.1	Form of CASI Pharmaceuticals Inc. Performance-Contingent 2021 Long-Term Incentive Plan Non-Qualified Stock Option Grant Agreement (for Optionees in China) * **
10.2	Form of CASI Pharmaceuticals Inc. 2021 Long-Term Incentive Plan Non-Qualified Stock Option Grant Agreement (for Optionees in China)* **
10.3	Form of CASI Pharmaceuticals Inc. Performance-Contingent 2021 Long-Term Incentive Plan Non-Qualified Stock Option Grant Agreement (for Optionees in the US) * **
10.4	Form of CASI Pharmaceuticals Inc. 2021 Long-Term Incentive Plan Non-Qualified Stock Option Grant Agreement (for Optionees in the US)* **
31.1	Rule 13a-14(a) Certification of Chief Executive Officer**
31.2	Rule 13a-14(a) Certification of Principal Financial Officer**
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Principal Financial Officer**
101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.**
101.SCH	Inline XBRL Taxonomy Extension Schema Document.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith).

*Management Contract or any compensatory plan, contract or arrangement

**Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASI PHARMACEUTICALS, INC.
(Registrant)

Date: August 12, 2021	/s/ Wei-Wu He
Wei-Wu He
Chief Executive Officer

Date: August 12, 2021	/s/ Larry (Wei) Zhang
Larry (Wei) Zhang
Principal Financial Officer