Form 10-Q
period 2021-09-30
CASI Pharmaceuticals, Inc.
filed 2021-11-12
CIK 895051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐       NO ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at November 8, 2021
Common Stock $.01 Par Value	139,797,487

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements also may be included in other statements that we make. All statements that are not descriptions of historical facts are forward-looking statements. These statements can generally be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “may,” “will,” “should,” or “anticipates” or similar terminology. These forward-looking statements include, among others, statements regarding the timing of our commercial launch of products, clinical trials, our cash position and future expenses, and our future revenues.

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

Actual results could differ materially from those currently anticipated due to a number of factors, including: the risk that we may be unable to continue as a going concern as a result of our inability to raise sufficient capital for our operational needs; the possibility that we may be delisted from trading on The Nasdaq Capital Market if we fail to meet continued listing standards; the volatility in the market price of our common stock; the outbreak of the COVID-19 pandemic and its effects on global markets and supply chains; the risk of substantial dilution of existing stockholders in future stock issuances; the difficulty of executing our business strategy on a global basis including China; our inability to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates or future candidates; legal or regulatory developments in China that adversely affect our ability to operate in China, our lack of experience in manufacturing products and uncertainty about our resources and capabilities to do so on a clinical or commercial scale; risks relating to the commercialization, if any, of our products and proposed products (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks); our inability to predict when or if our product candidates will be approved for marketing by the U.S. Food and Drug Administration (FDA), European Medicines Agency (EMA),  National Medical Products Administration (NMPA), or other regulatory authorities; our inability to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates or future candidates; the risks relating to the need for additional capital and the uncertainty of securing additional funding on favorable terms; the risks associated with our product candidates, and the risks associated with our other early-stage products under development; the risk that result in preclinical and clinical models are not necessarily indicative of clinical results; uncertainties relating to preclinical and clinical trials, including delays to the commencement of such trials; our ability to protect our intellectual property rights; our ability to design and implement a development plan for our ANDAs held by CASI Wuxi; the lack of success in the clinical development of any of our products; and our dependence on third parties; the risks related to our dependence on Juventas to conduct the clinical development of CNCT19 and to partner with us to co-market CNCT19; risks related to our dependence on Juventas to ensure the patent protection and prosecution for CNCT19; risks relating to the commercialization, if any, of our proposed products (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks); risks relating to interests of our largest stockholders and our Chairman and CEO that differ from our other stockholders; and risks related to the development of a new manufacturing facility by CASI Wuxi. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$53,126	$57,064
Investment in equity securities, at fair value	9,503	9,309
Accounts receivable, net of $0 allowance for doubtful accounts	5,418	4,645
Inventories	1,727	1,356
Prepaid expenses and other	2,190	1,651
Total current assets	71,964	74,025

Property, plant and equipment, net	6,778	2,062
Intangible assets, net	12,358	13,210
Long-term investments	34,177	29,442
Right of use assets	9,499	8,696
Other assets	1,498	299
Total assets	$136,274	$127,734

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,324	$3,669
Accrued and other current liabilities	2,550	3,015
Bank borrowings	1,084	826
Notes payable	—	466
Total current liabilities	9,958	7,976

Deferred income	2,342	2,351
Other liabilities	14,460	13,834
Total liabilities	26,760	24,161

Commitments and contingencies (Note 19)

Redeemable noncontrolling interest, at redemption value (Note 11)	22,907	22,033

Stockholders’ equity:
Preferred stock, $1.00 par value: 5,000,000 shares authorized and 0 shares issued and	—	—
outstanding
Common stock, $0.01 par value:
250,000,000 shares authorized at September 30, 2021 and December 31, 2020
139,877,032 shares and 124,023,374 shares issued at September 30, 2021 and December 31, 2020, respectively;
139,797,487 shares and 123,943,829 shares outstanding at September 30, 2021 and December 31, 2020, respectively	1,399	1,240
Additional paid-in capital	692,041	658,246
Treasury stock, at cost: 79,545 shares held at September 30, 2021 and December 31, 2020	(8,034)	(8,034)
Accumulated other comprehensive income	1,169	589
Accumulated deficit	(599,968)	(570,501)
Total stockholders’ equity	86,607	81,540
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$136,274	$127,734

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Revenues:
Product sales	$8,075	$4,205	$20,900	$10,215
Lease income	37	37	110	104
Total revenues	8,112	4,242	21,010	10,319

Costs of revenues:
Cost of goods sold	1,831	1,012	4,625	5,549
Royalty fee	1,586	816	4,132	2,007
Total costs of revenues	3,417	1,828	8,757	7,556

Operating expenses:
Research and development	2,895	2,803	10,408	7,682
General and administrative	5,259	5,347	16,184	13,490
Selling and marketing	3,433	2,062	9,508	4,879
Loss on disposal of property, plant, equipment	—	—	65	—
Gain on disposal of intangible assets	—	—	—	(450)
Impairment of intangible assets	—	—	—	1,537
Acquired in-process research and development	—	10,862	6,555	11,943
Total operating expenses	11,587	21,074	42,720	39,081

Loss from operations	(6,892)	(18,660)	(30,467)	(36,318)
Non-operating income/(expense):
Interest income, net	79	432	261	775
Other income	487	20	540	47
Foreign exchange gains (losses)	(6)	(526)	289	(278)
Change in fair value of investments	(3,687)	1,978	(205)	2,287
Impairment loss of long-term investments	—	—	(865)	—
Net loss	(10,019)	(16,756)	(30,447)	(33,487)
Less: loss attributable to redeemable noncontrolling interest	(314)	(309)	(980)	(584)
Accretion to redeemable noncontrolling interest redemption value	519	506	1,586	1,185
Net loss attributable to CASI Pharmaceuticals, Inc.	$(10,224)	$(16,953)	$(31,053)	$(34,088)

Net loss per share (basic and diluted)	$(0.07)	$(0.14)	$(0.23)	$(0.32)
Weighted average number of common shares outstanding (basic and diluted)	139,797,487	117,940,405	134,861,366	105,922,281

Comprehensive loss:
Net loss	$(10,019)	$(16,756)	$(30,447)	$(33,487)
Foreign currency translation adjustment	15	2,383	848	1,221
Total comprehensive loss	$(10,004)	$(14,373)	$(29,599)	$(32,266)
Less: Comprehensive loss attributable to redeemable noncontrolling interest	(309)	(309)	(712)	(584)
Comprehensive loss attributable to common stockholders	$(9,695)	$(14,064)	$(28,887)	$(31,682)

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Total
Balance at June 30, 2021	—	$—	139,797,487	$1,399	$690,539	$(8,034)	$1,159	$(590,263)	$94,800
Stock-based compensation expense, net of forfeitures	—	—	—	—	2,021	—	—	—	2,021
Foreign currency translation adjustment	—	—	—	—	—	—	10	—	10
Net loss attributable to CASI Pharmaceuticals, Inc.	—	—	—	—	(519)	—	—	(9,705)	(10,224)
Balance at September 30, 2021	—	$—	139,797,487	$1,399	$692,041	$(8,034)	$1,169	$(599,968)	$86,607

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Total
Balance at December 31, 2020	—	$—	123,943,829	$1,240	$658,246	$(8,034)	$589	$(570,501)	$81,540
Issuance of common stock pursuant to financing agreements	—	—	15,853,658	159	32,341	—	—	—	32,500
Stock issuance costs	—	—	—	—	(2,019)	—	—	—	(2,019)
Stock-based compensation expense, net of forfeitures	—	—	—	—	5,059	—	—	—	5,059
Foreign currency translation adjustment	—	—	—	—	—	—	580	—	580
Net loss attributable to CASI Pharmaceuticals, Inc.	—	—	—	—	(1,586)	—	—	(29,467)	(31,053)
Balance at September 30, 2021	—	$—	139,797,487	$1,399	$692,041	$(8,034)	$1,169	$(599,968)	$86,607

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Total
Balance at June 30, 2020	—	$—	100,928,829	$1,010	$614,617	$(8,034)	$(3,890)	$(540,364)	$63,339
Issuance of common stock for options exercised	—	—	15,000	—	22	—	—	—	22
Issuance of common stock pursuant to financing agreements	—	—	23,000,000	230	43,470	—	—	—	43,700
Stock issuance costs	—	—	—	—	(2,757)	—	—	—	(2,757)
Stock-based compensation expense, net of forfeitures	—	—	—	—	1,793	—	—	—	1,793
Foreign currency translation adjustment	—	—	—	—	—	—	2,383	—	2,383
Net loss attributable to CASI Pharmaceuticals, Inc.	—	—	—	—	(506)	—	—	(16,447)	(16,953)
Balance at September 30, 2020	—	$—	123,943,829	$1,240	$656,639	$(8,034)	$(1,507)	$(556,811)	$91,527

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Total
Balance at December 31, 2019	—	$—	97,771,698	$979	$606,686	(8,034)	$(2,728)	$(523,908)	$72,995
Issuance of common stock for options and warrants exercised	—	—	2,737,795	27	3,847	—	—	—	3,874
Repurchase of stock options to satisfy tax withholding obligations	—	—	—	—	(251)	—	—	—	(251)
Issuance of common stock pursuant to financing agreements	—	—	23,434,336	234	44,865	—	—	—	45,099
Stock issuance costs	—	—	—	—	(3,008)	—	—	—	(3,008)
Stock-based compensation expense, net of forfeitures	—	—	—	—	5,685	—	—	—	5,685
Foreign currency translation adjustment	—	—	—	—	—	—	1,221	—	1,221
Net loss attributable to CASI Pharmaceuticals, Inc.	—	—	—	—	(1,185)	—	—	(32,903)	(34,088)
Balance at September 30, 2020	—	$—	123,943,829	$1,240	$656,639	$(8,034)	$(1,507)	$(556,811)	$91,527

See accompanying condensed notes.

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended

	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,447)	(33,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation for property, plant and equipment	393	389
Loss on disposal of property, plant and equipment	65	—
Amortization of intangible assets	1,009	1,095
Reduction in the carrying amount of the right-of-use assets	1,031	973
Gain on disposal of intangible assets	—	(450)
Impairment of intangible assets	—	1,537
Stock-based compensation expense	5,059	5,685
Acquired in-process research and development	6,555	11,943
Government grant as a result of loan forgiveness	(472)	—
Change in fair value of investments	205	(2,287)
Impairment loss of long-term investments	865	—
Changes in operating assets and liabilities:
Accounts receivable	(773)	(2,785)
Inventories	(371)	3,822
Prepaid expenses and other assets	(539)	(434)
Accounts payable	26	(2,434)
Accrued liabilities and other liabilities	(1,770)	(1,398)
Deferred income	(37)	(23)
Net cash used in operating activities	(19,201)	(17,854)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of intangible assets	—	1,700
Proceeds from disposal of property and equipment	10	—
Purchases of property, plant and equipment	(3,730)	(367)
Loan to a related party	—	(10,033)
Receipt of repayment of loan from a related party	—	10,033
Cash paid to acquire in-process research and development	(6,555)	(11,678)
Cash paid to acquire convertible loan in Black Belt Tx Limited	(86)	(83)
Receipt of repayment of Black Belt convertible note	172	—
Cash paid to acquire convertible loan in Alesta Tx	(261)	—
Cash paid to acquire convertible loan in Cleave	(5,500)	—
Receipt of government grants related to land use right	—	2,278
Net cash used in investing activities	(15,950)	(8,150)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	—	466
Proceeds from bank borrowings	709	—
Repayment of bank borrowings	(463)	—
Stock issuance costs	(2,019)	(2,800)
Proceeds from sale of common stock	32,500	45,099
Proceeds from exercise of stock options	—	3,874
Repurchase of stock options to satisfy tax withholding obligations	—	(251)
Net cash provided by financing activities	30,727	46,388

Effect of exchange rate change on cash and cash equivalents	486	587
Net increase (decrease) in cash and cash equivalents	(3,938)	20,971

Cash and cash equivalents at beginning of period	57,064	53,621
Cash and cash equivalents at end of period	$53,126	$74,592

Supplemental disclosure of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

Non-cash investing activities:
Purchases of property, plant and equipment in accounts payable	$2,680	$—

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

Liquidity Risks and Management’s Plans

In 2012, with new leadership, the Company shifted its business strategy to China and has since built an infrastructure in China that includes sales and marketing, medical affairs, regulatory and clinical development and in the foreseeable future, distribution and  manufacturing. The majority of the Company’s operations are now located in China. The Company expects to continue to incur operating losses for the foreseeable future due to, among other factors, its continuing clinical and development activities and expansion of the Company’s operations. The Company’s Beijing office is primarily responsible for the Company’s day-to-day operations and the Company’s commercial team of over 100 hematology/oncology sales and marketing specialists based in China. CASI Wuxi is part of the long-term strategy to support the Company’s future clinical and commercial distribution and manufacturing needs, to manage the Company’s supply chain for certain products, and to develop a GMP manufacturing facility in China.

The Company has primarily funded its operations through the proceeds from the sales of common stock. To date, the Company has product revenue and management expects operating losses to continue for the foreseeable future.

On October 29, 2021, the Company has entered into a common stock sales agreement (“stock sales agreement ”), with H.C. Wainwright & Co., LLC (“Wainwright”), relating to shares of common stock of the Company, $0.01 par value per share. In accordance with the terms of the sales agreement, the Company may offer and sell shares of common stock having an aggregate offering price of not more than $20,000,000.

Taking into consideration the cash and cash equivalents balance as of September 30, 2021, the Company believes that it has sufficient resources to fund its operations at least one year beyond the date that the unaudited condensed consolidated financial statements are issued.  As of September 30, 2021, the Company had a consolidated cash balance of $53.1 million. The Company intends to continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements.

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

The Company currently relies on a single source for its supply of EVOMELA®. If the supplier refuses or is unable to provide products for any reason (including the occurrence of an event like the COVID-19 pandemic that makes delivery impractical), the Company would be required to negotiate an agreement with a substitute supplier and obtain regulatory approval for the manufacturing change, which would likely interrupt the manufacturing of EVOMELA® , cause delays and increase costs.

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

Clinical trials, whether planned or ongoing, may be affected by the COVID-19 pandemic. The COVID-19 pandemic has also impacted the Company's targeted start time of its CID-103 trial due to the lock-down of many medical facilities in Europe. Study procedures (particularly any procedures that may be deemed non-essential), site initiation, participant recruitment and enrollment, participant dosing, shipment of the Company's product candidates, distribution of clinical trial materials, study monitoring, site inspections and data analysis may be paused or delayed due to changes in hospital or research institution policies, federal, state or local regulations, prioritization of hospital and other medical resources toward COVID-19 efforts, or other reasons related to the pandemic. In addition, there could be a potential effect of COVID-19 on the operations of the health regulatory authorities, which could result in delays of reviews and approvals, including with respect to the Company's product candidates. Any prolongation or de-prioritization of the Company's clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and approval of the Company's product candidates.

2.           License and Distribution Agreements

Acrotech License Arrangements

The Company has product rights and perpetual exclusive licenses from Acrotech Biopharma L.L.C. (“Acrotech”) to develop and commercialize its commercial product EVOMELA® (Melphalan Hydrochloride For Injection) in the greater China region (which includes Mainland China, Taiwan, Hong Kong and Macau), as well as similar rights to assets ZEVALIN® (Ibritumomab Tiuxetan) and MARQIBO® (Vincristine Sulfate Liposome Injection). The exclusive licenses held by the Company were originally licensed from

Spectrum Pharmaceuticals, which they later transferred to Acrotech. On December 3, 2018, the Company received NMPA’s approval for importation, marketing and sales in China and in August 2019 the Company launched EVOMELA® in China. The NMPA required post-marketing study is ongoing.

The Company is currently evaluating future development options for ZEVALIN® and MARQIBO® due to the evolving standard of care environment, the rare and niche indications for these products, potential US regulatory action and its commitment to prioritize resources.

China Resources Guokang Pharmaceuticals Co., Ltd

In March 2019, the Company entered into a three-year exclusive distribution agreement with China Resources Guokang Pharmaceuticals Co., Ltd (“CRGK”) to appoint CRGK on an exclusive basis as its distributor to distribute EVOMELA® in the territory of the People’s Republic of China (excluding Hong Kong, Taiwan and Macau), subject to certain terms and conditions. The Company’s internal marketing and sales team are  responsible for commercial activities, including, for example, direct interaction with Key Opinion Leaders (KOL), physicians, hospital centers and the generating of sales.  Commercial sales of EVOMELA® were launched in August 2019. For the three months ended September 30, 2021 and 2020, the Company recognized $8.1 million and $4.2 million of revenues from sales of EVOMELA® under this arrangement. For the nine months ended September 30, 2021 and 2020, the Company recognized  $20.9 million and $10.2 million of revenues from sales of EVOMELA® under this arrangement.

Juventas Cell Therapy

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

Black Belt Therapeutics Limited

In April 2019, the Company entered into a license agreement with Black Belt Therapeutics Limited (“Black Belt”) for exclusive worldwide rights to CID-103, an investigational anti-CD38 monoclonal antibody (Mab) (formerly known as TSK011010). The Company expects that its clinical materials and commercial inventory will be supplied by one or more contract manufacturers with whom the Company has contracted with.  Under the terms of the agreement, CASI obtained global rights to CID-103 for an upfront payment of 5 million euros ($5.7 million) as well as certain milestone and royalty payments.  In June 2021, the Company achieved the First-Patient-In (FPI) in the Phase 1 dose escalation and expansion study of CID-103, and made $750,000 milestone payment in June 2021 and €250,000 ($298,000) payment in August 2021 under the terms of the agreement. Because CID-103 underlying the acquired rights has not yet reached technological feasibility and has no alternative uses, the Company expensed 5 million euros as acquired in-process research and development in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2019, and $1.06 million as acquired in-process research and development in the unaudited consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2021.

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

CB-5339 is being evaluated by Cleave in a Phase 1 clinical trial in patients with acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS). Because CB-5339 has not yet reached technological feasibility and has no alternative uses, the Company expensed $5.5 million as acquired in-process research and development in the accompanying consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2021.

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

The costs of assurance type warranties that provide the customer the right to exchange purchased product that does not meet appropriate quality standards are recognized when they are probable and are reasonably estimable. As of September 30, 2021, the Company did not incur, and therefore did not defer, any material costs to obtain or fulfill contracts. The Company did not have any contract assets or contract liabilities as of September 30, 2021.

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

The fair value of this security was measured using its quoted market price, a Level 1 input, and was $4.6 million as of September 30, 2021 and $2.7 million as of December 31, 2020 (see Note 17).

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

The investments in the ordinary shares and warrants of BioInvent are carried at fair value, with changes in fair value reported in the statement of operations each reporting period. The fair value of the ordinary shares was measured using its quoted market price, a Level 1 input, and was $4.9 million as of September 30, 2021 and $6.6 million as of December 31, 2020 (see Note 17).

The fair value of the warrants was measured using observable market-based inputs other than quoted prices in active markets for identical assets or liabilities, level 2 inputs.  The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of warrants. The fair value of the warrants was $352,000 as of September 30, 2021 (see Note 17), with assumptions including an expected life of 4.16 years, an assumed volatility of 44.95%, and a risk-free interest rate of 0.0456%.

The following table summarizes the Company’s investment in equity securities at Fair Value as of September 30, 2021:

			Gross
(In thousands)			unrealized	Aggregate fair
Description	Classification	Cost	gains (losses)	value
MaxCyte - equity interest	Investment	$—	$4,591	$4,591
BioInvent - equity interest	Investment	$5,661	$(749)	$4,912
Total				$9,503

Unrealized gains or (losses) on the Company’s equity investment for the three months ended September 30, 2021 and 2020 were $(3,729,000) and $862,000. Unrealized gains or (losses)  on the Company’s equity investment for the nine months ended September 30, 2021 and 2020 were $(294,000) and $1,171,000. Unrealized gains or (losses) on the Company’s equity investment are recognized as change in fair value of investment in equity securities in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Long-term investments

Long-term investments consisted of the following:

	September 30,	December 31,
(In thousands)	2021	2020
Available-for-sale debt securities:
Black Belt Tx Limited - convertible loan	$264	$83
Securities measured at fair value:
BioInvent International AB - warrants	352	840
Cleave Therapeutics, Inc. - convertible loan	5,589	—
Equity securities without readily determinable fair value:
Black Belt Tx Limited - equity interest	1,385	2,250
Juventas Cell Therapy Ltd - equity interest	26,375	26,059
Juventas Cell Therapy Ltd - put option	212	210
Total	$34,177	$29,442

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

In July 2021, Alesta Therapeutics B.V. (“Alesta Tx”) was incorporated as the parent company holding all shares of Black Belt Tx with same ownership structure as Black Belt Tx. CASI obtained 14.1% equity interest in Alesta Tx in exchange for its 14.1% equity interest in Black Belt Tx. In July 2021, a new investor contributed 750,000 euros to Alesta Tx in exchange for 770,270 newly issued common stocks, representing 8.3% of the fully diluted capital. Upon the completion of the capital contribution, the company’s equity ownership in Alesta Tx was diluted from 14.1% to 12.9% with a fair value of $1,385,000, indicating an impairment of equity investment in Black Belt Tx. The Company recorded impairment of $865,000 representing the difference between the fair value of the investment and its carrying amount during the nine months ended September 30, 2021.

In July 2020, the Company entered into a three-year convertible loan agreement with Black Belt Tx (the “Black Belt Tx Loan”) in the amount of 211,800 euros ($250,000) with a non-compounding annual interest rate of 6% payable, together with the principal balance, at maturity.

The loan principal will be disbursed in three equal installments of 70,600 euros. The first tranche of 70,600 euros ($83,000) was disbursed upon execution of the loan agreement in August 2020. The second tranche of 70,600 euros ($86,000) was disbursed in February 2021, upon Black Belt Tx’s achievement of certain operational targets as stipulated in the loan agreement and approved by the Black Belt Tx’s Board of Directors. The third tranche would have been disbursed if Black Belt Tx reaches certain additional operational targets as stipulated in the loan agreement and approved by Black Belt Tx's Board of Directors.

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

The investments are measured using the measurement alternative at its cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, as the fair value of the equity securities of Juventas is not readily determinable.  The Company did not record any adjustments or impairments during the three and nine months ended September 30, 2021 related to this investment.

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

On October 26, 2021, Juventas Cell Therapy Ltd. (“Juventas”) completed its Series C financing through which it raised capital of RMB 410 million ($63 million).  Upon the completion of Juventas Series C financing, the Company’s equity ownership in Juventas decreased to 12.01% on a fully diluted basis.

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

5.           Inventories

Inventories at September 30, 2021 and December 31, 2020 consisted of the following:

(In thousands)	September 30, 2021	December 31, 2020
Finished goods	$1,727	$1,356
Raw materials	—	—
Total	$1,727	$1,356

No write down to the carrying amount of inventory have been recorded in the three and nine months ended September 30, 2021 and 2020.

6.            Leases

Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Rent expense is recognized on a straight-line basis over the lease term.

Operating lease liabilities (see below) are included in accrued and other current liabilities and other liabilities (noncurrent) in the unaudited condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020.

All of the Company’s existing leases as of September 30, 2021 are classified as operating leases. As of  September 30, 2021, the Company had eight material operating leases for land and facilities with remaining terms expiring from 2021 through 2069 and a weighted average remaining lease term of 34.89 years. The Company has fair value renewal options for many of the Company’s existing leases, none of which are considered reasonably certain of being exercised or included in the minimum lease term. Weighted average discount rates used in the calculation of the lease liability is 3.58%. The discount rates reflect the estimated incremental borrowing rate, which includes an assessment of the credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to the lease payments in a similar economic environment.

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

Rent expense for the nine months ended September 30, 2021 and 2020 was $1,158,000 and $1,153,000, respectively. There were no variable lease costs or sublease income for leased assets for the nine months ended September 30, 2021 and 2020.

Right of use assets and liabilities as of September 30, 2021 and December 31, 2020 in the condensed consolidated balance sheets were as follows:

	September 30,	December 31,
(In thousands)	2021	2020
Right of use assets	$9,499	$8,696

Accrued and other current liabilities	$1,213	$939
Other liabilities	1,434	965
Total lease liabilities	$2,647	$1,904

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$1,087	$1,064

Right of use assets obtained in exchange for lease obligations:	$1,661	$1,030

A maturity analysis of the Company’s operating leases as of September 30, 2021 follows:

Future undiscounted cash flows:

(In thousands)
2021 (remaining three months)	$355
2022	1,157
2023	803
Thereafter	373
Total	2,688

Discount factor	(41)
Lease liability	2,647
Amounts due within 12 months	1,213
Non-current lease liability	$1,434

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

In February 2020, the Company entered into an agreement with Chartwell Rx Sciences, LLC (“Chartwell”) in which the Company sold and transferred the control of seven U.S. FDA-approved ANDAs to Chartwell in exchange for $450,000 in cash, which the Company received in March 2020. These ANDAs had a net book value of $0 at the time of sale. The Company is entitled to an additional $1 million, contingent upon Chartwell receiving certain FDA approvals relating to certain of these ANDAs. The Company recognized a gain on disposal of intangible assets in the amount of $450,000 in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2020. The additional $1 million is treated as variable consideration. Because the amount of variable consideration is highly susceptible to factors outside the Company's influence and the Company’s experience with similar types of contracts is limited, the Company did not include the amount of variable consideration in recognition of gain on disposal of intangible assets for the three months ended March 31, 2020. The Company will recognize the variable consideration and additional gain on disposal of intangible assets when the constraint on variable consideration is resolved, i.e., Chartwell receives relevant FDA approvals.  As of September 30, 2021, no FDA approvals has been obtained by Chartwell on those products.

Intangible assets at September 30, 2021 consists of the following:

(In thousands)
Asset	Purchase Price	Accumulated Amortization	Estimated useful lives
ANDAs	$15,832	(3,540)	13 years
Others	197	(131)	5 years
Total	$16,029	$(3,671)

The changes in intangible assets for nine months ended September 30, 2021 are as follows:

(In thousands)
Balance as of December 31, 2020	$13,210
Amortization expense	(1,009)
Foreign currency translation adjustment	157
Balance as of September 30, 2021	$12,358

Expected future amortization expense, is as follows:

(In thousands)
2021 (remaining three months)	$334
2022	1,334
2023	1,334
2024	1,303
2025	1,303
2026 and thereafter	6,750

8.           Grants

In April 2020, CASI Wuxi received RMB 15.9 million (equivalent to $2.2 million) from the Jiangsu Province Wuxi Huishan Economic Development Zone as a government grant for this development project which was recorded as deferred income in April 2020.  The grant will be amortized over the term of the lease of the land.  Since April 2020, the Company has recognized RMB 481,000 in deferred income as of September 30, 2021, and therefore, RMB 15.4 million (equivalent to $2.4 million) remain as deferred income in the unaudited condensed balance sheet as of September 30, 2021.  The Company recognized $12,000 and $12,000 of other income during the three months ended September 30, 2021 and 2020, respectively. The Company recognized $37,000 and $23,000 of other income during the nine months ended September 30, 2021 and 2020, respectively.

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

On February 3, 2021, the Company had additional bank borrowings of RMB 4.6 million ($0.7 million), of which RMB 3.0 million ($0.5 million) repaid on September 2, 2021 and the remainder balance matures on November 7, 2021.  These additional bank borrowings bear interest at a fixed rate of 3.72% per annum.

Interest expense of $12,000 and $37,000 was recorded in the three and nine months ended September 30, 2021.

10.          Notes Payable

On April 27, 2020, M&T Bank approved a $465,595 loan to the Company under the Paycheck Protection Program (PPP) pursuant to the Coronavirus Aid, Relief and Economic Security (CARES) Act that was signed into law on March 27, 2020. The loan, evidenced by a promissory note to M&T Bank as lender and dated April 29, 2020, has a term of two years, is unsecured, and is guaranteed by the Small Business Administration (SBA). The loan bears interest at a fixed rate of one percent per annum. Some or all of the loan may be forgiven if the Company complies with certain relevant conditions.  In June 2020, the PPP was amended through enactment of the Paycheck Protection Program Flexibility Act of 2020 (PPPFA).  Under the new act, the Company’s payments of principal and interest are deferred until October 2021.  In September 2021, the loan principal of $465,595 and outstanding interest of $6,212 were forgiven.

Interest expenses of $900 and $1,200 were recorded in the three months ended September 30, 2021 and 2020. Interest expenses of $2,900 and $1,900 were recorded in the nine months ended September 30, 2021 and 2020.

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

Changes in redeemable noncontrolling interest during the three and nine month periods ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Balance at beginning of period	$22,697	$21,074	$22,033	$20,670
Cash contribution by Wuxi LP		—		—
Share of CASI Wuxi net loss	(314)	(309)	(980)	(584)
Accretion of redeemable noncontrolling interest	519	506	1,586	1,185
Foreign currency translation adjustment	5	—	268	—
Balance at end of period	$22,907	$21,271	$22,907	$21,271

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

Common Stock Sales Agreements

The Company entered a Common Stock Sales Agreement (the “Sales Agreement”), as amended, with H.C. Wainwright & Co., LLC (“HCW”) that would allow the Company to sell up to $20 million of shares of common stock in “at-the-market” transactions, subject to compliance with the terms and conditions of the Sales Agreement. During the nine months ended September 30, 2021, the Company has not offered and sold any shares of common stock under the Sales Agreement.

On July 19, 2019, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent (the “Open Market Agreement”) pursuant to which the Company may elect to sell from time to time, at its option, up to $30 million in shares of the Company’s common stock, subject to the terms and conditions of the Open Market Agreement. During the nine months ended September 30, 2021, the Company has not offered and sold any shares of common stock under the Open Market Agreement.

As of September 30, 2021, the outstanding and exercisable number of warrants was 6,172,832. Total 8,271,709 number of warrants were issued by the Company in September 2018. On September 24, 2021, 2,098,877 number of warrants were expired. The weighted average exercise price was $3.69. All outstanding warrants are equity classified.

13.          Costs of Revenues

Costs of revenues consists primarily of the cost of inventories of EVOMELA and sales-based royalties related to the sale of EVOMELA. The Company is obligated to pay 20% of the Company’s revenue from EVOMELA as royalties for a period of 10 years after the commercial launch of the products in 2019.

14.          Net Loss Per Share

The following table sets forth the basic and diluted net loss per share computation and provides a reconciliation of the numerator and denominator for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2021	2020	2021	2020
Numerator:
Net loss attributable to CASI Pharmaceuticals, Inc.	$(10,224)	$(16,953)	$(31,053)	$(34,088)
Denominator:
Weighted average number of common shares	139,797,487	117,940,405	134,861,366	105,922,281
Denominator for basic and diluted net loss per share calculation	139,797,487	117,940,405	134,861,366	105,922,281
Net loss per share
— Basic and diluted	$(0.07)	$(0.14)	$(0.23)	$(0.32)

As of September 30, 2021, and 2020, outstanding stock options totaling 31,357,040 and 15,956,030, respectively, and outstanding warrants totaling 6,172,832 and 8,271,709, respectively, were anti-dilutive, and therefore, were not included in the computation of weighted average shares used in computing diluted loss per share.

15.         Stock-Based Compensation

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

As of September 30, 2021, a total of 12,405,448 shares remained available for grant under the Company’s 2021 Long-Term Incentive Plan.

The Company’s net loss for the nine months ended September 30, 2021 and 2020 includes $5.1 million and $5.7 million, respectively, of the Company’s share-based compensation. The share-based compensation expenses are recorded as components of general and administrative expense, selling and marketing expense, and research and development expense, as follows:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Research and development	$251	$123
Sales and Marketing	212	—
General and administrative	4,596	5,562
Share-based compensation expense	$5,059	$5,685

Compensation expense related to stock options is recognized over the requisite service period, which is generally the option vesting term of up to five years. Awards with performance conditions are expensed when it is probable that the performance condition will be achieved. For the nine month periods ended September 30, 2021 and 2020, $1,056,000 and $13,000 was expensed for stock option awards with performance conditions that were probable during the period, respectively.

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

Following are the weighted-average assumptions used in valuing the stock options granted to employees during the nine month periods ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021		2020
Expected volatility	79.72%		77.71%
Range of expected volatility	76.64% to 81.5%		75.84% to 81.63%
Range of risk free interest rate	0.72% to 1.22%		0.31% to 1.77%
Expected term of option	6.18	years	6.03	years
Expected dividend yield	0.00%		0.00%

The weighted average fair value of stock options granted during the nine month periods ended September 30, 2021 and 2020 were $1.05 and $1.96, respectively.

On June 15, 2021, the Board approved a grant of stock options to Wei-Wu He. The grant consists of 4 million shares time-based and 4 million shares performance-based stock options.

A summary of changes in options under the Company’s stock option plans during the nine month period ended September 30, 2021 is as follows:

		Weighted Average
	Number of Options	Exercise Price
Outstanding at December 31, 2020	16,746,238	$2.71
Exercised	—	$—
Granted	15,989,552	$1.57
Expired	(343,750)	$4.76
Forfeited	(1,035,000)	$2.65
Cancelled	—	$—
Outstanding at September 30, 2021	31,357,040	$2.11
Vested and expected to vest at September 30, 2021	31,357,040	$2.11
Exercisable at September 30, 2021	14,110,876	$2.54

Cash received from option exercises under all share-based payment arrangements for the nine month periods ended September 30, 2021 and 2020 was $0 million and $3.9 million, respectively.

16.          Income Taxes

At December 31, 2020, the Company had a $2.1 million unrecognized tax benefit. The Company recorded a full valuation allowance on the deferred tax asset after offsetting unrecognized tax benefit recognized in the consolidated financial statements as of December 31, 2020.

During the nine months ended September 30, 2021, there were no material changes to the measurement of unrecognized tax benefits in various tax jurisdictions.

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

The following tables present the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, by level within the fair value hierarchy:

(In thousands)	Fair Value at
Description	September 30, 2021	Level 1	Level 2	Level 3
Investments in Current and non-Current Assets
Investments in common stock	$9,503	$9,503	$—	$—
Investment in warrants - Designated as investment measured at FVTPL	$352	$—	$352	$—
Investment in convertible loan - AFS	$264	$—	$—	$264
Investment in convertible loan - Designated as investment measured at FVTPL	$5,589	$—	$—	$5,589

(In thousands)	Fair Value at
Description	December 31, 2020	Level 1	Level 2	Level 3
Investments in Current and non-Current Assets
Investments in common stock	$9,309	$9,309	$—	$—
Investment in warrants - Designated as investment measured at FVTPL	$840	$—	$840	$—
Investment in convertible loan - AFS	$83	$—	$—	$83

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

18.          Related Party Transactions

Juventas. On July 1, 2019 the Company entered into a one-year equipment lease with Juventas in the amount of RMB 80,000 ($15,000) a month, which is classified as an operating lease. Transactions with Juventas are considered to be related party transactions as the Company’s CEO and Chairman is the chairman and one of the founding shareholders of Juventas. The lease was renewed for another year in July 2020 and in June 2021 with the same monthly lease income. During the three months ended September 30, 2021 and 2020, the Company recognized lease income of RMB 240,000 ($37,000) and RMB 240,000 ($37,000) respectively. During the nine months ended September 30, 2021 and 2020, the Company recognized lease income of RMB 720,000 ($110,000) and RMB 720,000 ($104,000) respectively.

Spectrum/Acrotech. In 2018, the Company entered into commercial purchase obligation commitments for EVOMELA® from Spectrum Pharmaceuticals, Inc. (“Spectrum”), totaling $9.2 million under a short-term supply agreement for EVOMELA®. As of September 30, 2021, Spectrum is a 4.9% stockholder of the Company. The amount due to Spectrum was $0.2 million as of December 31, 2019 which was paid in 2020. There have been no transactions with Spectrum during the nine months ended September 30, 2021. The Company also accrued $2.6 million for material costs related to EVOMELA® during the year ended December 31, 2019. As of September 30, 2021, all amounts due to Spectrum have been settled.

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

Because the Company required additional office space, in January 2020, the agreement was amended for annualized rents in the amount of $144,000 ($12,000 a month) with a stipulation that the new rent was retroactive to October 1, 2019. The lease expired on June 9, 2021 and was not renewed.  During the nine months ended September 30, 2021 and 2020, the Company recognized rent expense of $60,000 and $108,000, respectively.

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

19.         Commitments

In conjunction with the Cleave agreement entered into during 2021 (see Note 2), the Company is responsible for certain milestone and royalty payments. As of September 30, 2021, no milestones have been achieved.

In conjunction with the BioInvent agreement entered into during 2020 (see Note 2), the Company is responsible for certain milestone and royalty payments. As of September 30, 2021, no milestones have been achieved.

In conjunction with the Black Belt agreement entered into during 2019 (see Note 2), the Company is responsible for certain milestone and royalty payments. In June 2021, the Company achieved the First-Patient-In (FPI) in the Phase 1 dose escalation and expansion study of CID-103, and made $750,000 milestone payment in June 2021 and 250,000 euros ($298,000) in August 2021. As of September 30, 2021, no other milestones have been achieved.

In conjunction with the Pharmathen agreement entered into during 2019 (see Note 2), the Company is responsible for one remaining milestone payment. As of September 30, 2021, the remaining milestone has not been achieved.

In conjunction with the Laurus Labs agreement entered into during 2018, the Company is responsible for certain remaining milestone payments. As of September 30, 2021, the remaining milestones have not been met.

In November 2019, CASI Wuxi entered into a lease agreement for the right to use state-owned land in China for the construction of a manufacturing facility. On August 27, 2020, CASI Wuxi entered into a Construction Project Contract (the "Construction Contract") with China Electronic System Engineering No. 2 Construction Co., Ltd. ("China Engineering"). Pursuant to the Construction Contract, CASI Wuxi will pay a contract price of RMB 74,588,000 (equivalent to $10,923,000) to retain China Engineering to complete the phase 1 project of CASI Wuxi's research and development production base, consisting of construction and installation of a combined factory building, warehouse, guard house and public works. As of September 30, 2021, the commitment under the Construction Contract was RMB 66,688,000 ($10,320,000). The estimated completion date is October 2023.

In April 2021, CASI Wuxi entered into a freeze dryer and filling line equipments production agreement with Shanghai Dong Fu Long Technology Limited Co. in the total amount of RMB15,500,000 (equivalent to $2,400,000). The Company paid the deposit of RMB 4,650,000 ($720,000). As of September 30, 2021, the remaining RMB 9,670,000 ($1,500,000) has not been paid. RMB 3,470,000 ($540,000) will be due when CASI obtains quality acceptance approval, another RMB 4,650,000 ($720,000) due when CASI obtains acceptance report (SAT report), and last RMB 1,550,000 ($240,000) due when CASI receives guarantee from the bank. This last 10% payment is subject to quality acceptance condition. Their bank will issue a guarantee document to CASI. After one year following the SAT report, if there is no quality issue exists, the bank will unfreeze the 10% fund to Dong Fu Long.

In August 2021, CASI Wuxi entered into a construction agreement with China Engineering in the total amount of RMB 28,800,000 (equivalent to $4,470,000) for WuXi factory building remodelling and installation. As of September 30, 2021, the commitment under the agreement was RMB 20,000,000 ($3,100,000).

In September 2021, CASI Wuxi entered into a construction agreement with China Engineering in the total amount of RMB 11,700,000 (equivalent to $1,811,000) for supply chain & warehouse remodelling and installation. As of September 30, 2021, the commitment outstanding under the agreement was RMB 9,995,000 ($1,547,000).

The Company is subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, unless otherwise disclosed herein, are material.

20.          Subsequent Events

On October 29, 2021, the Company has entered into a common stock sales agreement (“stock sales agreement”), with H.C. Wainwright & Co., LLC (“Wainwright”), relating to shares of common stock of the Company, $0.01 par value per share. In accordance with the terms of the sales agreement, the Company may offer and sell shares of common stock having an aggregate offering price of not more than $20,000,000.

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

The Company also has greater China rights to ZEVALIN® (Ibritumomab Tiuxetan), a CD20-directed radiotherapeutic antibody that is approved in the U.S. to treat patients with non-Hodgkin lymphoma (“NHL”) and MARQIBO® (vincristine sulfate LIPOSOME injection) a novel, sphingomyelin/cholesterol liposome-encapsulated, formulation of vincristine sulfate, a microtubule inhibitor, approved by the FDA for the treatment of adult patients with Philadelphia chromosome-negative (Ph-) acute lymphoblastic leukemia (ALL) in second or greater relapse or whose disease has progressed following two or more anti-leukemia therapies.  However, due to the evolving standard of care environment, the rare and niche indication for these products, potential US regulatory action and the Company’s commitment to prioritize resources, the Company is currently evaluating its options for these products.  In addition, the Company’s assets include a few FDA-approved ANDAs which the Company is evaluating due to generic drug pricing reforms by the Chinese government and its impact on the pricing and competitiveness of these products.

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

Taking into consideration the cash and cash equivalents balance as of September 30, 2021, the Company believes that it has sufficient resources to fund its operations at least one year beyond the date that the unaudited condensed consolidated financial statements are issued. As of September 30, 2021, the Company had a consolidated cash balance of $53.1 million. The Company intends to continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements.

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

The Company currently relies on a single source for its supply of EVOMELA®. If the supplier refuses or is unable to provide products for any reason (including the occurrence of an event like the COVID-19 pandemic that makes delivery impractical), the Company would be required to negotiate an agreement with a substitute supplier, which, assuming a substitute supplier was available, would likely interrupt the manufacturing of EVOMELA®, cause delays and increase costs.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2021 Compared with Three months ended September 30, 2020

Operating Items

Revenues

Product Sales

Revenues consist of product sales of EVOMELA® that launched during August 2019. Revenue was $8.1 million for the three months ended September 30, 2021 compared to $4.2 million for the three months ended September 30, 2020. Revenues increased by 92% in the third quarter of 2021 as compared to same quarter in 2020 due to the continued growth in EVOMELA® sales.

Lease Income

Lease income consists primarily of an equipment lease with Juventas (a related party). Lease income was $37,000 for the three months ended September 30, 2021 and the three months period ended September 30, 2020.

Operating Expenses

Cost of Revenues

Cost of revenues consists primarily of the cost of inventories of EVOMELA® and sales-based royalties related to the sale of EVOMELA®.

Costs of revenues were $3.4 million for the three months ended September 30, 2021 compared to $1.8 million for the three months ended September 30, 2020, which includes royalty of $1.6 million and $0.8 million for the same period. Costs of revenues excluding royalty were $1.8 million and $1.0 million for the three months ended September 30, 2021 and 2020. Costs of revenues excluding royalty as a percentage of revenues were 23% in the three months ended September 30, 2021 compared to 24% in the three months ended September 30, 2020.

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

Research and development expenses for the three months ended September 30, 2021 were $2.9 million, compared with $2.8 million for the three months ended September 30, 2020.

Included in our research and development expenses for the three months ended September 30, 2021 are direct project costs of $0.8 million for preclinical development activities primarily related to our CID-103 program compared to $1.1 million for the three months ended September 30, 2020, $0.5 million amortization and filing fees related to our ANDAs acquired in 2018 compared to $0.9 million for the three months ended September 30, 2020, and $0.5 million for drugs in-licensed from Acrotech (previously Spectrum) compared to $0.8 million for the three months ended September 30, 2020.

General and Administrative Expenses

General and administrative expenses include compensation and other expenses related to executive, finance, business development and administrative personnel, professional services, investor relations and facilities.

General and administrative expenses for the three months ended September 30, 2021 and the three months ended September 30, 2020 were $5.3 million.

Selling and Marketing Expenses

Selling and marketing expenses are the direct costs related to the sales of EVOMELA® that was launched in China in August 2019, such as sales force salaries, bonus, advertising, and other marketing efforts.

Selling and marketing expenses for the three months ended September 30, 2021 were $3.4 million, compared with $2.1 million for the three months ended September 30, 2020. The increase in selling and marketing expenses was due to expansion of sales team in China in 2021 and the increase of travel cost due to recovery from the COVID-19 in 2021.

Acquired in-process Research and Development

There were no acquired in-process R&D expenses for the three months ended September 30, 2021. Acquired in-process R&D expenses for the three months ended September 30, 2020 was $10.9 million related to the 2020 milestone fee paid to Pharmathen of $0.6 million, and the 2020 milestone fees paid to Juventas of $10.3 million.

Non-Operating Items

Interest income, net

Interest income, net for the three months ended September 30, 2021 was $79,000 compared with $432,000 for the three months ended September 30, 2020. The decrease in interest income, net, is mainly due to the amount reported for three months ended September 30, 2020 included interest income of $351,000 from loans made to Juventas (a related party).

Other income

Other income for the three months ended September 30, 2021 was $487,000 compared with $20,000 for the three months ended September 30, 2020. Other incomes of $12,000 and $12,000 recorded in the three months ended September 30, 2021 and 2020, respectively, relate to the April 2020 CASI Wuxi’s receipt of RMB 15.9 million (equivalent to $2.2 million) from the Jiangsu Province Wuxi Huishan Economic Development Zone as government grant for the development of leased state-owned land in China for the construction of a manufacturing facility.  The grant was recorded as deferred income in April 2020. The grant is been amortized over the term of the lease of the land. Other incomes of $471,807 recorded in the three months ended September 30, 2021 relates to the loan to the Company under the Paycheck Protection Program (PPP) that was forgiven in September 2021.

Foreign exchange losses

Foreign exchange losses for the three months ended September 30, 2021 were $6,000 compared with losses of $526,000 for the three months ended September 30, 2020. The foreign exchange losses are primarily due to accounts receivable with CRGK.

Change in fair value of investments

The changes in fair value of investments for the three months ended September 30, 2021 and 2020 were losses of $3,687,000 and gains of $1,978,000, respectively. The changes represent unrealized gains or losses on the Company’s investments in equity securities and long-term investment.

Nine months ended September 30, 2021 Compared with Nine months ended September 30, 2020

Operating Items

Revenues

Product Sales

Revenues consist of product sales of EVOMELA® that launched during August 2019. Revenue was $20.9 million for the nine months ended September 30, 2021 compared to $10.2 million for the nine months ended September 30, 2020. Revenues increased by 105% in the first nine months of 2021 as compared to same period in 2020 due to the continued growth in EVOMELA® sales.

Lease Income

Lease income consists primarily of an equipment lease with Juventas (a related party). Lease income was $110,000 for the nine months ended September 30, 2021 compared to $104,000 for the nine months period ended September 30, 2020.

Operating Expenses

Cost of Revenues

Cost of revenues consists primarily of the cost of inventories of EVOMELA® and sales-based royalties related to the sale of EVOMELA®.

Costs of revenues were $8.8 million for the nine months ended September 30, 2021 compared to $7.6 million for the nine months ended September 30, 2020, which includes royalty of $4.1 million and $2.0 million for the same period. Costs of revenues excluding royalty were $4.6 million and $5.5 million for the nine months ended September 30, 2021 and 2020. Costs of revenues excluding royalty as a percentage of revenues decreased from 54% in the nine months ended September 30, 2020 to 22% in the nine months ended September 30, 2021, due to the new alternate manufacturer now in place, resulting in a considerable decrease in the unit cost of inventories of EVOMELA®.

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

Research and development expenses for the nine months ended September 30, 2021 were $10.4 million, compared with $7.7 million for the nine months ended September 30, 2020.  The increases in R&D expenses are primarily due to an increase in R&D expenses incurred related to the development of CID-103.

Included in our research and development expenses for the nine months ended September 30, 2021 are direct project costs of $5.0 million for preclinical development activities, primarily related to our CID-103 program compared to $2.9 million for the nine months ended September 30, 2020, $1.5 million amortization and filing fees related to our ANDAs acquired in 2018 compared to $1.9 million for the nine months ended September 30, 2020, and $1.2 million for drugs in-licensed from Acrotech (previously Spectrum) compared to $1.5 million for the nine months ended September 30, 2020.

General and Administrative Expenses

General and administrative expenses include compensation and other expenses related to executive, finance, business development and administrative personnel, professional services, investor relations and facilities.

General and administrative expenses for the nine months ended September 30, 2021 were $16.2 million, compared with $13.5 million for the nine months ended September 30, 2020. The increase in general and administrative expenses was primarily due to an increase in professional fees.

Selling and Marketing Expenses

Selling and marketing expenses are the direct costs related to the sales of EVOMELA® that was launched in China in August 2019, such as sales force salaries, bonus, advertising, and other marketing efforts.

Selling and marketing expenses for the nine months ended September 30, 2021 were $9.5 million, compared with $4.9 million for the nine months ended September 30, 2020. The increase in selling and marketing expenses was due to expansion of sales team in China and the increase of travel cost due to recovery from COVID-19 in 2021.

Loss on disposal of property, plant and equipment

Loss on disposal of property, plant and equipment for the nine months ended September 30, 2020 was $65,000, compared to $0 for the nine months ended September 30, 2020 .  The loss on disposal is due to the sale of lab equipments in the period.

Gain on disposal of intangible assets

There was no gain (loss) on disposal of intangible assets for the nine months ended September 30, 2021.

Gain on disposal of intangible assets for the nine months ended September 30, 2020 was $0.5 million.  The gain on disposal is due to the $0.5 million gain on the sale of seven ANDAs during the first quarter of 2020.

Impairment of intangible assets

There was no impairment of intangible assets for the nine months ended September 30, 2021. Impairment of intangible assets for the nine months ended September 30, 2020 was $1.5 million.

Acquired in-process Research and Development

Acquired in-process R&D expenses for the nine months ended September 30, 2021 was $6.6 million, compared to $11.9 million for the nine months ended September 30, 2020.  The amount reported for the nine months ended September 30, 2021 was the upfront payment of $5.5 million to Cleave for the development of CB-5339 and milestone payments of $1.06 million for the development of CID-103. The amount reported for the nine months ended September 30, 2020 related to the two 2020 milestone fees paid to Pharmathen of $1.7 million, and the 2020 milestone fees paid to Juventas of $10.3 million.

Non-Operating Items

Interest income, net

Interest income, net for the nine months ended September 30, 2021 was $261,000 compared with $775,000 for the nine months ended September 30, 2020. The decrease in interest income, net, is mainly because to the amount reported for nine months ended September 30, 2020 included interest income of $375,000 from loans made to Juventas (a related party).

Other income

Other income for the nine months ended September 30, 2021 was $540,000 compared with $47,000 for the nine months ended September 30, 2020. Other incomes of $37,000 and $23,000, recorded in the nine months ended September 30, 2021 and 2020, relate to the April 2020 CASI Wuxi’s receipt of RMB 15.9 million (equivalent to $2.2 million) from the Jiangsu Province Wuxi Huishan Economic Development Zone as government grant for the development of leased state-owned land in China for the construction of a manufacturing facility.  The grant was recorded as deferred income in April 2020. The grant is been amortized over the term of the lease of the land. Other incomes of $471,807 recorded in the three months ended September 30, 2021 relates to the loan to the Company under the Paycheck Protection Program (PPP) that was forgiven in September 2021.

Foreign exchange gains (losses)

Foreign exchange gains for the nine months ended September 30, 2021 were $289,000 compared with losses of $278,000 for the nine  months ended September 30, 2020. The foreign exchange gains (losses) are primarily due to accounts receivable with CRGK.

Change in fair value of investments

The changes in fair value of investments for the nine months ended September 30, 2021 and 2020 were losses of $205,000 and gains of $2,287,000, respectively. The changes represent unrealized gains or losses on the Company’s investments in equity securities and long-term investment.

Impairment loss of long-term investments

Impairment loss of long-term investments for the nine months ended September 30, 2021 was $865,000 relating to the investment in Black Belt Tx. The Company did not record any impairment loss of long-term investments during the nine months ended September 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have been engaged primarily in research and development activities. As a result, we have incurred and expect to continue to incur operating losses for the foreseeable future.  Based on our current plans, we expect our current available cash and cash equivalents to meet our cash requirements for at least through November 12, 2022.

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

We will continue to seek to raise additional capital to fund our commercialization efforts, expansion of our operations, research and development, and for the acquisition of new product candidates, if any. We intend to explore one or more of the following alternatives to raise additional capital:

●	selling additional equity securities;
●	selling debt securities or entering into borrowing arrangements;
●	out-licensing product candidates to one or more corporate partners;
●	completing an outright sale of non-priority assets; and/or
●	engaging in one or more strategic transactions.

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

As of September 30, 2021, we had cash and cash equivalents of $53.1 million, with working capital of $62.0 million.

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

Sales Agreements

On February 23, 2018, the Company entered into a Common Stock Sales Agreement (the “Sales Agreement”), as amended,  with H.C. Wainwright & Co., LLC (“HCW”) that would allow the Company to sell up to $20 million of shares of common stock in “at-the-market” transactions, subject to compliance with the terms and conditions of the Sales Agreement.

On July 19, 2019, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent  (the “Open Market Agreement”), pursuant to which the Company may elect to sell from time to time, at its option, up to $30 million in shares of the Company’s common stock, through Jefferies LLC, as sales agent.

During the nine months ended September 30, 2021, the Company has not offered and sold any shares of common stock under the Sales Agreement, and a total of 143,248 shares, resulting in net proceeds to the Company of $475,000 have been issued since inception.

During the nine months ended September 30, 2021, the Company has not offered and sold any shares of common stock under the Open Market Agreement, and a total of 493,000 shares, resulting in net proceeds to the Company of $1,539,000, have been issued since inception.

On October 29, 2021, the Company has entered into a common stock sales agreement (“stock sales agreement”), with H.C. Wainwright & Co., LLC (“Wainwright”), relating to shares of common stock of the Company, $0.01 par value per share. In accordance with the terms of the sales agreement, the Company may offer and sell shares of common stock having an aggregate offering price of not more than $20,000,000.

For the nine months ended September 30, 2021, no shares were issued under either the Sales Agreement or the Open Market Agreement.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and President/Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of September 30, 2021 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and President/Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CASI PHARMACEUTICALS, INC.
(Registrant)

Date: November 12, 2021	/s/ Wei-Wu He
Wei-Wu He
Chief Executive Officer

Date: November 12, 2021	/s/ Larry (Wei) Zhang
Larry (Wei) Zhang
Principal Financial Officer