Form 10-K
period 2021-12-31
CASI Pharmaceuticals, Inc.
filed 2022-03-28
CIK 895051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the shares of common stock held by non-affiliates was $179,150,437.

As of March 18, 2022, 136,589,826 shares of the Company’s common stock were outstanding.

Documents Incorporated By Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2021. The proxy statement is incorporated herein by reference into the following parts of the Form 10-K:

Part III, Item 10, Directors, Executive Officers and Corporate Governance;

Part III, Item 11, Executive Compensation;

Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;

Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence; and

Part III, Item 14, Principal Accounting Fees and Services.

CASI PHARMACEUTICALS, INC.

FORM 10-K - FISCAL YEAR ENDED DECEMBER 31, 2021

TRADEMARKS AND SERVICE MARKS

We own or have rights to trademarks and trademark applications for use in connection with the operation of our business, including, but not limited to, CASI and CASI PHARMACEUTICALS. All other trademarks appearing in this Annual Report on Form 10-K that are not identified as marks owned by CASI are the property of their respective owners.

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

Actual results could differ materially from those currently anticipated due to a number of factors, including: the risk that we may be unable to continue as a going concern as a result of our inability to raise sufficient capital for our operational needs; the possibility that we may be delisted from trading on The Nasdaq Capital Market if we fail to satisfy applicable continued listing standards, including compliance with the Nasdaq bid price rule; the volatility in the market price of our common stock; the outbreak of the COVID-19 pandemic and its effects on global markets and supply chains; the risk of substantial dilution of existing stockholders in future stock issuances; the difficulty of executing our business strategy on a global basis including China; our inability to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates or future candidates; legal or regulatory developments in China that adversely affect our ability to operate in China, our lack of experience in manufacturing products and uncertainty about our resources and capabilities to do so on a clinical or commercial scale; risks relating to the commercialization, if any, of our products and proposed products (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks); our inability to predict when or if our product candidates will be approved for marketing by the U.S. Food and Drug Administration (FDA), European Medicines Agency (EMA), National Medical Products Administration (NMPA), or other regulatory authorities; our inability to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates or future candidates; the risks relating to the need for additional capital and the uncertainty of securing additional funding on favorable terms; the risks associated with our product candidates, and the risks associated with our other early-stage products under development; the risk that result in preclinical and clinical models are not necessarily indicative of clinical results; uncertainties relating to preclinical and clinical trials, including delays to the commencement of such trials; our ability to protect our intellectual property rights; our ability to design and implement a development plan for our ANDAs held by CASI Wuxi; the lack of success in the clinical development of any of our products; and our dependence on third parties; the risks related to our dependence on Juventas to conduct the clinical development of CNCT19 and to partner with us to co-market CNCT19; risks related to our dependence on Juventas to ensure the patent protection and prosecution for CNCT19; risks relating to the commercialization, if any, of our proposed products (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks); risks relating to interests of our largest stockholders and our Chairman and CEO that differ from our other stockholders; and risks related to the development of a new manufacturing facility by CASI Wuxi. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

We caution investors that actual results or business conditions may differ materially from those projected or suggested in forward-looking statements as a result of various factors including, but not limited to, those described above and in Section IA, “Risk Factors” of this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (this “Annual Report”) and our other filings with the Securities and Exchange Commission (“SEC”). We cannot assure you that we have identified all the factors that create uncertainties. Moreover, new risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Readers should not place undue reliance on forward-looking statements, which only relate to events or information as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. Additional information about the factors and risks that could affect our business, financial condition and results of operations, are contained in our filings with the U.S. Securities and Exchange Commission (“SEC”), which are available at www.sec.gov.

PART I

ITEM 1. BUSINESS.

CASI Pharmaceuticals, Inc. (“CASI” or the “Company”, or “we” or “our”) (Nasdaq: CASI) is a U.S. biopharmaceutical company focused on developing and commercializing innovative therapeutics and pharmaceutical products in China, the United States, and throughout the world. We were incorporated in 1991, and in 2012, with new leadership, we shifted our business strategy to China and has since built an infrastructure in China that includes sales and marketing, medical affairs, regulatory and clinical development and in the foreseeable future, manufacturing. We are focused on acquiring, developing and commercializing products that augment our hematology oncology therapeutic focus as well as other areas of unmet medical need. We are executing our plan to become a biopharmaceutical leader by launching medicines in the greater China market, leveraging our China-based regulatory, clinical and commercial competencies and our global drug development expertise.  The majority of our operations are now located in China and are conducted primarily through two of our subsidiaries: (i) CASI Pharmaceuticals (China) Co., Ltd. (“CASI China”), which is wholly owned and is located in Beijing, China, and (ii) CASI Pharmaceuticals (Wuxi) Co., Ltd. (“CASI Wuxi”), which is located in Wuxi, China. Our Beijing office is primarily responsible for our day-to-day operations, and our commercial team of over 100 hematology/oncology sales and marketing specialists is based in China.  CASI Wuxi is part of the long-term strategy to support our future clinical and commercial manufacturing needs, to manage our supply chain for certain products, and to develop a GMP manufacturing facility in China.

We launched our first commercial product, EVOMELA® (Melphalan for Injection) in China in August 2019. In China, EVOMELA® is approved for use as a conditioning treatment prior to stem cell transplantation and as a palliative treatment for patients with multiple myeloma. The other core hematology/oncology assets in our pipeline include:

●	CNCT19 is an autologous CD19 CAR-T investigative product (“CNCT19”) being developed by our partner Juventas Cell Therapy Ltd. (“Juventas”) for which we have exclusive World-Wide co-commercial and profit-sharing rights. CNCT19 is being developed as a potential treatment for patients with hematological malignancies which express CD19 including, B-cell acute lymphoblastic leukemia (“B-ALL”) and B-cell non-Hodgkin lymphoma (“B-NHL”). The CNCT19 Phase 1 studies in patients with B-ALL and B-NHL in China have been completed by Juventas, the Phase 2 B-ALL and B-NHL registration studies are both currently enrolling in China since the fourth quarter of 2020.

●	BI-1206 is an antibody which has a novel mode-of-action, blocking the inhibitory antibody checkpoint receptor FcγRIIB to unlock anti-cancer immunity and enhance the efficacy of antibody-based immunotherapy in both hematological malignancies and solid tumors for which we have licensed exclusive greater China rights from BioInvent International AB (“BioInvent”). BI-1206 is being investigated by BioInvent in a Phase 1/2 trial, in combination with anti-PD1 therapy Keytruda® (pembrolizumab), in patients with solid tumors, and in a Phase 1/2a trial in combination with MabThera® (rituximab) in patients with relapsed/refractory non-Hodgkin lymphoma (NHL). BI-1206 has the potential to restore the activity of rituximab in patients with relapsed/refractory non-Hodgkin lymphoma. Clinical Trial Application (CTA) was approved by China National Medical Products Administration (NMPA) in December 2021. We are planning Phase 1 trials of BI-1206 as a single agent to evaluate the PK/safety profile and in combination with rituximab in patients with NHL (mantle cell lymphoma, marginal zone lymphoma, and follicular lymphoma) to assess safety and tolerability, select the Recommended Phase 2 Dose and assess early signs of clinical efficacy as part of our development program for BI-1206 in China. The studies are expected to start in the first half of 2022.

●	CB-5339 is a novel VCP/p97 inhibitor focused on valosin-containing protein (VCP)/p97 as a novel target in protein homeostasis, DNA damage response and other cellular stress pathways for therapeutic use in the treatment of patients with various malignancies. We entered into an exclusive license on March 21, 2021 with Cleave Therapeutics, Inc. (“Cleave”) for the development and commercialization of CB-5339 in Mainland China, Hong Kong, Macau and Taiwan. CB-5339, an oral second-generation, small molecule VCP/p97 inhibitor, is being evaluated in a Phase 1 clinical trial in patients with acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS). CB-5339 CTA application for the multiple myeloma indication is in preparation after receiving an acceptance letter for the CB-5339 IND package from the China Center of Drug Evaluation (“CDE”)

●	CID-103 is a full human IgG1 anti-CD38 monoclonal antibody recognizing a unique epitope that has demonstrated encouraging preclinical efficacy and safety profile compared to other anti-CD38 monoclonal antibodies for which we have exclusive global rights. CID-103 is being developed for the treatment of patients with multiple myeloma. The Phase 1 dose escalation and expansion study of CID-103, in patients with previously treated, relapsed or refractory multiple myeloma is ongoing in France and the UK.

We also have greater China rights to Octreotide (Long Acting Injectable), a standard of care for the treatment of acromegaly and for the control of symptoms associated with certain neuroendocrine tumors; and Thiotepa, a cytotoxic agent which has a long history of established use in the hematology/oncology setting, we have an exclusive China license and distribution rights to a novel formulation of thiotepa, which has multiple indications including use as a conditioning treatment for certain allogeneic haemopoietic stem cell transplants. However, due to the evolving standard of care environment, the rare and niche indication for these products, potential US regulatory action and our commitment to prioritize resources, we are currently evaluating our potential opportunities for these products.  In addition, our assets include six FDA-approved ANDAs which we are evaluating due to generic drug pricing reforms by the Chinese government and its impact on the pricing and competitiveness of these products.

CASI has built a fully integrated, world class biopharmaceutical company dedicated to the successful development and commercialization of innovative and other therapeutic products. Our business development strategy is currently focused on acquiring additional targeted drugs and immuno-oncology therapeutics through licensing that will expand our hematology/oncology franchise. We use a market-oriented approach to identify pharmaceutical/biotechnology candidates that we believe to have the potential for gaining widespread market acceptance, either globally or in China, and for which development can be accelerated under our global drug development strategy. In many cases our business development strategy includes direct equity investments in the licensor company.  We intend for our pipeline to reflect a diversified and risk-balanced set of assets that include (1) late-stage clinical drug candidates in-licensed for China or global regional rights, (2) proprietary or licensed innovative drug candidates, and (3) select high quality pharmaceuticals that fit our therapeutic focus. We have focused on US/EU approved product candidates, and product candidates with proven targets or product candidates that have reduced clinical risk with a greater emphasis on innovative therapeutics. Although oncology with a focus on hematological malignancies is our principal clinical and commercial target, we are opportunistic about other therapeutic areas that can address unmet medical needs. We will continue to pursue building a robust pipeline of drug candidates for development and commercialization in China as our primary market, and if rights are available for the rest of the world.

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

Our commercial product, EVOMELA®, was originally licensed from Spectrum Pharmaceuticals, Inc. (“Spectrum”) and we had a supply agreement with Spectrum to support our application for import drug registration and for commercialization purposes. Spectrum completed the sale of its portfolio of FDA-approved hematology/oncology products including EVOMELA® to Acrotech Biopharma L.L.C. (“Acrotech”) on March 1, 2019. The original supply agreement with Spectrum was assumed by Acrotech; Spectrum agreed to continue with a short-term supply agreement for EVOMELA® for the initial commercial product supply in connection with the launch, with the long-term supply assumed by Acrotech.

As part of the long-term strategy to support its future clinical and commercial manufacturing needs and to manage its supply chain for certain products, on December 26, 2018, the Company, together with Wuxi Jintou Huicun Investment Enterprise, a limited partnership organized under Chinese law (“Wuxi LP”) established CASI Pharmaceuticals (WUXI) Co., Ltd. (“CASI Wuxi”) to build and operate a GMP manufacturing facility in the Wuxi Huishan Economic Development Zone in Jiangsu Province, China.

CORE PRODUCT AND CANDIDATES IN HEMATOLOGY/ONCOLOGY

EVOMELA® (Melphalan for Injection) - Launched In China

EVOMELA® (Melphalan for Injection) is an intravenous formulation of melphalan commercialized by Acrotech (formally by Spectrum) in the multiple myeloma treatment setting in the United States, of which we have exclusive greater China rights. The EVOMELA® formulation avoids the use of propylene glycol, which is used as a co-solvent in other formulations of injectable melphalan.  The use of Captisol in the EVOMELA® formulation improves the melphalan stability when reconstituted, allowing for longer preparation and infusion times. In August 2019, CASI launched EVOMELA® in China as its first commercial product. The NMPA required post-marketing study has completed and the clinical study report is being finalized for regulatory submission.

CNCT19 (CD19 CAR-T).

In June 2019, the Company acquired worldwide license and commercialization rights to CNCT19 from Juventas, a China-based domestic company engaged in cell therapy. Juventas continues to be responsible for the clinical development and regulatory submission and maintenance of CNCT19 regulatory applications and CASI is responsible for the launch and commercial activities of CNCT19 under the direction of a joint steering committee. Subsequently, the worldwide license and commercialization rights to CNCT19 acquired in June 2019 were amended.

CNCT19 is an autologous CD19 CAR-T investigative product (CNCT19) being developed by our partner Juventas for which we have co-commercial and profit-sharing rights.  CNCT19 targets CD19, a B-cell surface protein widely expressed during all phases of B-cell development and a validated target for B-cell driven hematological malignancies. CD19 targeted CAR constructs from several different institutions have demonstrated consistently high antitumor efficacy in children and adults with relapsed B-cell acute lymphoblastic leukemia (B-ALL), chronic lymphocytic leukemia (CLL), and B-cell non-Hodgkin lymphoma (B-NHL).

CNCT19 is being developed as a potential treatment for patients with hematological malignancies which express CD19 including, B-cell acute lymphoblastic leukemia (“B-ALL”) and B-cell non-Hodgkin lymphoma (“B-NHL”). The CNCT19 Phase 1 studies in patients with  B-ALL and B-NHL in China have been completed by Juventas, with the Phase 2 B-NHL and B-ALL registration studies both currently enrolling in China since the fourth quarter of 2020.

BI-1206 (anti-FcyRIIB antibody)

BI-1206 is an antibody which has a novel mode-of-action, blocking the inhibitory antibody checkpoint receptor FcγRIIB to unlock anti-cancer immunity and enhance the efficacy of antibody-based immunotherapy in both hematological malignancies and solid tumors for which we have licensed exclusive greater China rights.  BI-1206 was added to our portfolio in October 2020 pursuant to a license agreement with our partner, BioInvent International AB (“BioInvent”).  BI-1206 is being investigated by BioInvent in a Phase 1/2 trial, in combination with anti-PD1 therapy Keytruda® (pembrolizumab), in patients with solid tumors, and in a Phase 1/2a trial in combination with MabThera® (rituximab) in patients with relapsed/refractory non-Hodgkin lymphoma (NHL). BI-1206 has the potential to restore the  activity of rituximab in patients with relapsed/refractory non-Hodgkin lymphoma.

Clinical Trial Application (CTA) was approved by China National Medical Products Administration (NMPA) in December 2021. The Company is planning Phase 1 trials of BI-1206 as a single agent to evaluate the PK/safety profile and in combination with rituximab in patients with NHL (mantle cell lymphoma, marginal zone lymphoma, and follicular lymphoma) to assess safety and tolerability, select the Recommended Phase 2 Dose and assess early signs of clinical efficacy as part of its development program for BI-1206 in China. The studies are expected to start in the first half of 2022.

CB-5339 (VCP/p97inhibitor)

CB-5339 is a novel VCP/p97 inhibitor focused on valosin-containing protein (VCP)/p97 as a novel target in protein homeostasis, DNA damage response and other cellular stress pathways for therapeutic use in the treatment of patients with cancer.  The Company entered into an exclusive license on March 21, 2021 with Cleave Therapeutics, Inc. (Cleave”) for the development and commercialization of CB-5339 in Mainland China, Hong Kong, Macau and Taiwan. CB-5339, an oral second-generation, small molecule VCP/p97 inhibitor, is being evaluated in a Phase 1 clinical trial in patients with acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS). CB-5339 CTA application for the multiple myeloma indication is in preparation after receiving an acceptance letter for the CB-5339 IND package from the China CDE.

CID 103 (anti-CD38 monoclonal antibody)

CID-103 is a full human IgG1 anti-CD38 monoclonal antibody recognizing a unique epitope that has demonstrated encouraging preclinical efficacy and safety profile compared to other anti-CD38 monoclonal antibodies for which the Company has exclusive global rights.  CID-103 is being developed for the treatment of patients with multiple myeloma.  The Phase 1 dose escalation and expansion study of CID-103, in patients with previously treated, relapsed or refractory multiple myeloma is ongoing in the UK and France.

OTHER MISCELLANEOUS ASSETS

The Company also has greater China rights to Octreotide LAI, a standard of care for the treatment of acromegaly and for the control of symptoms associated with certain neuroendocrine tumors, and Thiotepa, a cytotoxic agent which has a long history of established use in the hematology/oncology setting, the Company has an exclusive China license and distribution rights to a novel formulation of thiotepa, which has multiple indications including use as a conditioning treatment for certain allogeneic haemopoietic stem cell transplants. However, due to the evolving standard of care environment, the rare and niche indication for these products, potential US regulatory action and the Company’s commitment to prioritize resources, the Company is currently evaluating its options for these products.  In addition, the Company’s assets include six FDA-approved ANDAs which the Company is evaluating due to generic drug pricing reforms by the Chinese government and its impact on the pricing and competitiveness of these products.

BUSINESS DEVELOPMENT

CASI has built a fully integrated, world class biopharmaceutical company dedicated to the successful development and commercialization of innovative and other therapeutic products.

Our business development strategy is currently focused on acquiring additional targeted drugs and immuno-oncology therapeutics through licensing that will expand our hematology/oncology franchise. We use a market-oriented approach to identify pharmaceutical/biotechnology candidates that we believe to have the potential for gaining widespread market acceptance, either globally or in China, and for which development can be accelerated under our global drug development strategy. In many cases our business development strategy includes direct equity investments in the licensor company.  We intend for our pipeline to reflect a diversified and risk-balanced set of assets that include (1) late-stage clinical drug candidates in-licensed for China or global regional rights, (2) proprietary or licensed innovative drug candidates, and (3) select high quality pharmaceuticals that fit our therapeutic focus. We have focused on US/EU approved product candidates, and product candidates with proven targets or product candidates that have reduced clinical risk with a greater emphasis on innovative therapeutics. Although oncology with a focus on hematological malignancies is our principal clinical and commercial target, we are opportunistic about other therapeutic areas that can address unmet medical needs. We will continue to pursue building a robust pipeline of drug candidates for development and commercialization in China as our primary market, and, if rights are available, for the rest of the world.

CASI PHARMACEUTICALS (CHINA) CO., LTD.  (“CASI China”)

In August 2012, we established a wholly-owned China-based subsidiary CASI Pharmaceuticals (China) Co., Ltd.. (“CASI China”). CASI China is headquartered in Beijing, and in 2020, we established an office in Shanghai. CASI China’s staff currently consists of 168 full-time employees which includes our commercial team of over 100 hematology and oncology sales and marketing specialists based in China.  Among its activities, our China operations oversee the Company’s sales and marketing of EVOMELA® and the anticipated commercial activities of our pipeline products, technology transfer, local preclinical and clinical operation activities, as well as its NMPA regulatory activities. In addition, our Beijing operations include business development activities and executive management activities. Global management decisions are primarily being made out of CASI China where our executive team spends a significant amount of time.  We expect our operations in China to continue to grow.

CASI PHARMACEUTICALS (WUXI) CO., LTD.  (“CASI Wuxi”)

On December 26, 2018, the Company, together with Wuxi LP established CASI Wuxi to build and operate a GMP manufacturing facility in the Wuxi Huishan Economic Development Zone in Jiangsu Province, China. The Company controls CASI Wuxi through 80% voting and ownership rights. Accordingly, the financial statements of CASI Wuxi have been consolidated in the Company’s consolidated financial statements since its inception.

In November 2019, CASI Wuxi entered into a fifty-year lease agreement for the right to use state-owned land in China for the construction of a GMP manufacturing facility. Pursuant to the agreement, CASI Wuxi has committed to invest land use right and property, plant and equipment of RMB1 billion (equivalent to $143 million) by August 2022. In April 2020, CASI Wuxi received RMB 15.9 million (equivalent to $2.2 million) from the Jiangsu Province Wuxi Huishan Economic Development Zone as government grant for this development project which was recorded as deferred income in April 2020. In November 2021, CASI Wuxi received an additional RMB 3.0 million (equivalent to $0.5 million) from the Jiangsu Province Wuxi Huishan Economic Development Zone as a government grant for this development project which was recorded as deferred income in November 2021.

In 2020, for the design and construction work of the land, CASI Wuxi entered into several contracts for RMB 76.1 million ($12.0 million) to complete the phase 1 project of CASI Wuxi's research and development production base, the project was the estimated to be completed in October 2023. In February 2022, CASI Wuxi has reached an alignment with the Wuxi local government that it will collaborate with Wuxi LP to co-develop the land continuously in the future, and the development plan will be extended, details regarding the plan are under negotiation.

Also in 2020, CASI Wuxi entered in to a lease agreement with local government for a manufactory building next to the leased land. Since then, the Company entered into a series of contracts for the remodeling and installation work of the building and warehouse, as well as purchase of equipments. The total contract amount entered into for this building is approximately RMB 92.9 million ($14.6 million).

RELATIONSHIPS RELATING TO PROGRAMS

EVOMELA® (Melphalan Hydrochloride For Injection)

The Company has product rights and perpetual exclusive licenses from Acrotech Biopharma L.L.C. (“Acrotech”) to develop and commercialize its commercial product EVOMELA® (Melphalan Hydrochloride For Injection) in the greater China region (which includes Mainland China, Taiwan, Hong Kong and Macau). The exclusive licenses held by the Company were originally licensed from Spectrum Pharmaceuticals, and Spectrum completed the sale of its portfolio of FDA-approved hematology/oncology products including EVOMELA® to Acrotech on March 1, 2019. On December 3, 2018, the Company received NMPA’s approval for importation, marketing and sales in China and in August 2019 the Company launched EVOMELA® in China. The NMPA required post-marketing study has completed and the clinical study report is being finalized for regulatory submission.

The Company has established relationships, coupled with supply agreements, to secure the necessary resources to supply   the EVOMELA®  commercial drug product as well as any clinical trials materials required for our clinical development program. As an import drug product into China, we expect that the future supply of EVOMELA® will continue to be met by our partner Acrotech and its contract manufacturers.

In March 2019, the Company entered into a three-year exclusive distribution agreement with China Resources Pharmaceutical Commercial Group International Trading Co., Ltd. (“CRPCGIT”) to appoint CRPCGIT on an exclusive basis as its distributor to distribute EVOMELA® in the territory of the People’s Republic of China (excluding Hong Kong, Taiwan and Macau), subject to certain terms and conditions. The Company’s internal marketing and sales team are responsible for commercial activities, including, for example, direct interaction with Key Opinion Leaders (KOL), physicians, hospital centers and the generation of sales. The agreement was renewed in March 2022 for another two years.

CNCT19 (CAR-T CD19)

In June 2019, the Company entered into a license agreement for exclusive worldwide license to commercialize an autologous anti-CD19 T-cell therapy product (CNCT19) from Juventas (the “Juventas license agreement”).  Juventas is a privated China-based company engaged in cell therapy. Upon completion of the financing, our investment in Juventas represented a 16.327% equity interest on a fully diluted basis.

In September 2020, Juventas and its shareholders (including CASI Biopharmaceuticals (WUXI) Co., Ltd. ("CASI Biopharmaceuticals”), a majority indirectly-owned subsidiary of us) agreed to certain terms and conditions required by a new third-party investor to facilitate the Series B financing of Juventas, pursuant to which the Company agreed to amend and supplement the original licensing agreement (the "Supplementary Agreement") by agreeing to pay Juventas certain percentage of net profits generated from commercial sales of CNCT19 in addition to the royalty fee payment calculated as a percentage of net sales. The Supplementary Agreement also specifies a minimum annual target net profit to be distributed to Juventas and certain other terms and obligations. In return, the Company obtained additional equity interests in Juventas.

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

On October 26, 2021, Juventas completed its Series C financing. Upon the completion of Juventas Series C financing, the Company’s equity ownership in Juventas decreased to 12.01% on a fully diluted basis, with the total fair value of the equity interest amounted to RMB 206 million ($32.3 million).

BI-1206 (anti-FcyRIIB antibody)

In October 2020, the Company entered into an exclusive licensing agreement with BioInvent International AB (“BioInvent”) for the development and commercialization of novel anti-FcγRIIB antibody, BI-1206, in mainland China, Taiwan, Hong Kong and Macau.  BioInvent is a biotechnology company focused on the discovery and development of first-in-class immune-modulatory antibodies for cancer immunotherapy.  BI-1206 is being investigated in a Phase 1/2 trial, in combination with anti-PD1 therapy Keytruda® (pembrolizumab), in patients with solid tumors, and in a Phase 1/2a trial in combination with MabThera® (rituximab) in patients with relapsed/refractory non-Hodgkin lymphoma (NHL). Clinical Trial Application (CTA) was approved by NMPA in December 2021. The Company is planning Phase 1 trials of BI-1206 as a single agent to evaluate the PK/safety profile and in combination with rituximab in patients with NHL (mantle cell lymphoma, marginal zone lymphoma, and follicular lymphoma) to assess safety and tolerability, select the Recommended Phase 2 Dose and assess potential evidence of  clinical efficacy as part of its development program for BI-1206 in China. The studies are expected to start in the first half of 2022.

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

In conjunction with its license agreement entered into with BioInvent, CASI made a SEK 53.8 million investment (equivalent to $6.3 million) in 1.2 million new shares of BioInvent, and 14,700,000 new warrants, each warrant with a right to subscribe for 0.04 new shares in BioInvent within a period of five years and at a subscription price of SEK 78.50 per share.

As an import drug product into China, we expect that future supply of BI-1206 will be met by our partner BioInvent and its contract manufacturers.  For local development in China, we expect that our clinical materials and commercial inventory will be supplied by one or more contract manufacturers.

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

As an import drug product into China, we expect that future supply of CB-5339 will be met by our partner Cleave and its contract manufacturers.  For local development in China, we expect that our clinical materials and commercial inventory will be supplied by one or more contract manufacturers.

CID-103 (anti-CD38 Monoclonal Antibody)

In April 2019, the Company entered into a license agreement with a newly established, privately held UK Company Black Belt Therapeutics Limited (“Black Belt”) for exclusive worldwide rights to CID-103, an investigational anti-CD38 monoclonal antibody (Mab) (formerly known as TSK011010). In conjunction with the license agreement, CASI invested 2 million euros in Black Belt.

The Company expects that its clinical materials and commercial inventory will be supplied by one or more contract manufacturers with whom the Company has contracted with.  Under the terms of the agreement, CASI obtained global rights to CID-103 for an upfront payment of 5 million euros ($5.7 million) as well as certain milestone and royalty payments.  In June 2021, the Company achieved the First-Patient-In (FPI) in the Phase 1 dose escalation and expansion study of CID-103, and made $750,000 milestone payment in June 2021 and €250,000 ($305,000) payment in August 2021 under the terms of the agreement.

Thiotepa

In August 2019, the Company entered into an Exclusive License and Distribution Agreement with Riemser Pharma GmbH (“Riemser”), pursuant to which we obtained exclusive distribution rights for Thiotepa in China. Under the agreement, Riemser will be responsible for manufacturing and supplying CASI with clinical trials materials and commercial drug product, and costs of clinical trials (if any) for the registration, product launch and commercialization of Thiotepa in China. In January 2020, Riemser was acquired by Esteve Healthcare, S.L. (“ESTEVE”), an international pharmaceutical company headquartered in Barcelona.

Octreotide LAI

In October 2019, the Company entered into an exclusive distribution agreement with Pharmathen Global BV ("Pharmathen") for the development and distribution of Octreotide LAI microsphere in China.  Octreotide LAI formulations, which are approved in various European countries, are considered a standard of care for the treatment of acromegaly and the control of symptoms associated with certain neuroendocrine tumors. Octreotide LAI’s ANDA review is pending due to CDE’s sterilization requirement is different from European standard. CASI is now working with licensor Pharmathen to improve the sterilization process in order to meeting CDE’s requirement.

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

With regards to our commercial drug EVOMELA® licensed for greater China rights from our partner, we have acquired exclusive licenses to intellectual property to enable us to develop and continue to commercialize EVOMELA® in China.

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

With regards to our in-licensed anti-CD38 antibody candidate CID-103, we have acquired an exclusive worldwide license to patents around CID-103 and other anti-CD38 antibodies, covering multiple pending applications worldwide, directed to the antibodies themselves and treatment methods using the antibodies. We have since filed additional applications, with current pending applications including U.S., Australia, Canada, China, Europe, India, Japan, Korea, New Zealand, Singapore and Hong Kong.  We intend to further expand our patent portfolio and in the submission stage of additional applications. The patent term for any patents granted from the earliest of these pending applications will expire in June 2038, assuming all annuities are paid and not considering any term extensions for regulatory approval that might be available.

With regards to our drug candidates Thiotepa and Octreotide LAI, we have acquired exclusive licenses to intellectual property and/or the know-how to enable us to develop and commercialize the drug candidates in the China market.

The Company holds certain intellectual property in connection with a proprietary aurora kinase inhibitor that we no longer devote resources to. Our intellectual property for this asset remains available for business development partnering.

We currently own a number of registered trademarks and pending trademark applications for CASI, including our corporate logo and product name in the United States, China and other jurisdictions, and we are seeking further trademark protection for CASI, including our corporate logo, product name, and other marks in jurisdictions where available and appropriate.

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

Healthcare Regulation

Federal and state healthcare laws in the United States, including fraud and abuse and health information privacy and security laws, also apply to our business. If we fail to comply with those laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected. The laws that may affect our ability to operate include, but are not limited to: the federal Anti-Kickback Statute, which prohibits, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs; and federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent. Additionally, we are subject to state law equivalents of each of the above federal laws, which may be broader in scope and apply regardless of whether the payer is a federal healthcare program, and many of which differ from each other in significant ways and may not have the same effect, further complicate compliance efforts.

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

National Medical Products Administration (NMPA, formerly the China Food and Drug Administration)

In the PRC, the NMPA is the authority under the State Administration for Market Regulation (SAMR) that monitors and supervises the administration of pharmaceuticals products, medical appliances and equipment, and cosmetics. We are also subject to regulation and oversight by different levels of the Medical Products Administration and Administration of Market Regulation in China. For clinical-stage product candidates, our development activities in China can follow two purposes: (1) to obtain clinical data to support our global FDA-regulated trials as is the case for our proprietary ENMD 2076, and (2) to obtain clinical data to support local registration with the NMPA. For late-stage product candidates that we in-license for greater China rights, such as EVOMELA®, which has been launched, CID-103, BI-1206 and CB-5339, our development activities in China are to secure clinical trial notification, and marketing approval from the Center of Drug Evaluation (CDE) under the NMPA by conducting import drug registration. The “Law of the PRC on the Administration of Pharmaceuticals,” as last amended on August 26, 2019 and effective as of December 1, 2019, provides the basic legal framework for the administration of the production and sale of pharmaceuticals in China and covers the manufacturing, distributing, packaging, pricing and advertising of pharmaceutical products in China.

We are also subject to other PRC laws and regulations that are applicable to pharmaceutical manufacturers and distributors in general such as “Drug Registration Regulation (DRR)”, which was updated on January 22, 2020 and became effective on July 1, 2020.

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

Preclinical Research and Clinical Trials.

For an investigational new drug application, a clinical trial approval issued from CDE was historically required to conduct clinical trials. However, since July 24, 2018, the NMPA announced to adopt a negative notification system for clinical trial approvals. In particular, if the applicant does not receive negative comments within 60 days after the CDE accepts the clinical trial application, the applicant can proceed with the clinical trial immediately based on the protocol submitted without waiting to receive an explicit clinical trial approval. Chemical generics, on the other hand, only need to undergo bioequivalent studies upon a filing for record with the NMPA. In order to apply for a clinical trial application approval to support local registration in China, a pharmaceutical company is required to conduct a series of preclinical research including research on chemistry, pharmacology, toxicology and pharmacokinetics of pharmaceuticals. This preclinical research should be conducted in compliance with the relevant regulatory guidelines issued by the NMPA. In particular, safety evaluation research must be conducted in compliance with China’s Good Laboratory Practice.

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

Collecting and Using Patients’ Biospecimens and Derived Data.

Foreign-invested sponsors that collect and use patients’ biospecimens in clinical trials are required to file with the China Human Genetic Resources Administrative Office, or the HGRAO, under the Ministry of Science and Technology, or the MOST. In 2017, the MOST issued the Circular on Optimizing the Administrative Examination and Approval of Human Genetic Resources, which simplified the approval for collecting and using human genetic resources for the purpose of commercializing a drug or medical device in the PRC. In June 2019, the State Council of the PRC issued the Regulation on the Administration of PRC Human Genetic Resources (effective as of July 1, 2019), which formalized the approval requirements pertinent to research collaborations between Chinese and foreign-owned entities.

Pursuant to this new HGR Regulation, a new notification system (as opposed to the advance approval approach originally in place) was put in place for clinical trials using PRC patients’ biospecimens and data at clinical study sites without involving the export of such specimens outside of China. The notification filing must specify the type, quantity, volume size and usage of the biospecimens, among others, with the HGRAO is required before conducting such clinical trials. The collection and use of PRC patients’ biospecimens and data in international basic research collaboration are still subject to the approval of the HGRAO. The notification filing with the HGRAO also applies to access to clinical study data by foreign entities.

In October 2020, the Standing Committee of the NPC promulgated the PRC Biosecurity Law, which took effect on April 15, 2021. The PRC Biosecurity Law, the higher law to the HGR Regulation, reaffirms the regulatory requirements stipulated by the HGR Regulation while potentially increasing the administrative fines significantly in cases where foreign entities are alleged to have collected, preserved or exported Chinese human genetic resources.

Import Drug Registration or Multi Regional Clinical Trials.

NMPA regulations allow foreign drug developers to conduct import drug registration or multi regional clinical trials in China for a new drug as part of a global drug development program. An International Multicenter Clinical Trial (IMCT) Application needs to be filed with the CDE for conducting the clinical trials.

In October, 2017, the NMPA released the Decision on Adjusting Items concerning the Administration of Imported Drug Registration, as well as current requirement in DRR, which includes the following key points:

●	Phase 1 IMCT is allowed to be conducted in China. The IMCT drug does not need to gain prior approval or have entered into either a Phase 2 or 3 clinical trial in a foreign country before the IMCT could be conducted in China, except for preventive biological products.
●	If the IMCT is conducted in China and the local recruitment of patients number allied with CDE, the application for drug marketing authorization can be submitted directly after the completion of the IMCT.
●	With respect to clinical trial and market authorization applications for imported innovative chemical drugs and therapeutic biological products, the marketing authorization in the country or region where the foreign drug manufacturer is located will not be required.
●	With respect to drug applications that have been accepted before the release of this Decision, importation permission can be granted if such applications request exemption of clinical trials for the imported drugs based on the data generated from IMCT and if relevant requirements under the Administrative Measures of the Drug Registration are met.

The NMPA Decision on IMCT and the application for imported new drugs has streamlined and accelerated the applications for imported new drugs.

In order to apply for an IMCT Application in China, a biopharmaceutical company is required to submit a comprehensive investigation new drug application package filed with foreign regulatory agency, i.e. the FDA in our case, in a format compliant with NMPA guidance.

After obtaining the IMCT permit from the CDE, clinical trials should be conducted in compliance with both the FDA/ICH and NMPA Good Clinical Practice guidelines.

Data derived from IMCT can be used for the marketing authorization applications with the NMPA. When using IMCT data to support marketing authorization applications in China, applicants shall submit completed global clinical trial report, statistical analysis report and database, along with relevant supporting data in accordance with the ICH-CTD (International Conference on Harmonization-Common Technical Document) content and format requirements; subgroup research results summary and comparative analysis shall also be conducted concurrently.

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

EMPLOYEES

Our work force currently consists of 176 employees, all of which are full-time employees, the majority of whom are located in China. Certain of our activities, such as manufacturing and clinical trial operations, are outsourced at the present time. We may hire additional personnel, in addition to utilizing part-time or temporary consultants, on an as-needed basis. None of our employees are represented by a labor union, and we believe our relations with our employees are satisfactory.

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

CHINA OPERATIONS

The majority of our operations are now located in China and are conducted primarily through two of our subsidiaries: (i) CASI Pharmaceuticals (China) Co., Ltd. (“CASI China”), a directly wholly owned subsidiary established in August 2012 and located in Beijing. CASI China is responsible for our day-to-day operations, development and commercialization of our product and (ii) CASI Pharmaceuticals (Wuxi) Co., Ltd. (“CASI Wuxi”), a directly wholly owned subsidiary established in November 2018 and located in Wuxi Huishan Economic Development Zone. CASI Wuxi was incorporated as the holding company for CASI’s R&D center, distribution center and manufacturing facilities. CASI Wuxi has a lease on industrial land, for 7.33 hectare. In December 2018, CASI Wuxi established a new subsidiary CASI Biopharmaceuticals as an investment platform for Chinese pharmaceutical asset acquisition or cooperation.

We have about 168 FTEs in China. Over 100 employees are dedicated to commercial operations, which mainly account for EVOMELA’s sales and marketing activities. The clinical and regulatory team has 18 FTEs, who oversee local preclinical and clinical operations, and NMPA regulatory activities. The Wuxi R&D and manufacturing center has 24 employees at the current stage, and the team size will expand according to the progress of the facility’s construction.

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

ITEM 1A.RISK FACTORS.

This section includes the most significant factors that we believe may adversely affect our business and operations. Before making an investment decision, you should carefully consider the risks described below, and all other information contained or incorporated by reference in our filings with the SEC. We expect to update these Risk Factors from time to time in the periodic and current reports that we file with the SEC. Please refer to these subsequent reports for additional information relating to the risks associated with investing in our common stock. If any of such risks and uncertainties actually occurs, our business, financial condition, and results of operations could be severely harmed. This could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

Risk Factors Summary

Risks Relating to our Financial Position and Need for Additional Capital

●	If we do not regain compliance with the Nasdaq bid price rule, our common stock would be delisted from the Nasdaq Capital Market, which would impair our ability to raise capital and the liquidity of our common stock could be adversely affected.
●	We have incurred significant operating losses since inception and anticipate that we will continue to incur operating losses for the foreseeable future and may never achieve or maintain profitability.
●	The success of CASI Wuxi is subject to uncertainty and may increase our losses, be difficult to accomplish, take longer than expected or require us to obtain additional financing.
●	The current capital and credit market conditions may adversely affect our access to capital, cost of capital, and ability to execute our business plan as scheduled.
●	We have limited revenue streams and we are uncertain whether additional funding will be available for our future capital needs and commitments. If we cannot raise additional funding, or access the capital markets, we may be unable to complete the development and commercialization of our products and product candidates.

Risks Relating to Our Business

●	If we are ultimately unable to obtain regulatory approval for our drug candidates, our business will be substantially harmed.
●	We are substantially dependent on the commercial success of EVOMELA™. Our medicine may fail to achieve and maintain the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community necessary for commercial success.
●	We currently rely on a single source for our supply of EVOMELA which has high risk of supply chain disruption.
●	Our business has been and may continue to be adversely affected by the current COVID-19 pandemic and could be impacted by future COVID-19 variants and other outbreaks of contagious diseases.
●	The existence of counterfeit pharmaceutical products in pharmaceutical markets may compromise our brand and reputation and have a material adverse effect on our business, operations and prospects.
●	We face significant competition from other biotechnology and pharmaceutical companies and our business will suffer if we fail to compete effectively.
●	We may need new collaborative partners to further develop and commercialize products, and if we enter into such arrangements, we may lose control over the development and approval process.
●	We may not have sufficient funds to acquire new product candidates or pay milestone payments.
●	We must show the safety and efficacy of our product candidates through clinical trials, the results of which are uncertain.
●	Compliance with ongoing post-marketing obligations for our approved products may uncover new safety information that could give rise to a product recall, updated warnings, or other regulatory actions that could have an adverse impact on our business.
●	Undesirable adverse events caused by our medicines and drug candidates could interrupt, delay or halt clinical trials, delay or prevent regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any regulatory approval.
●	Potential products may subject us to product liability for which insurance may not be available.
●	If we are unable to obtain both adequate coverage and adequate reimbursement from third-party payers for our products before the competitor’s product launch our revenues and prospects for profitability will suffer.
●	Cybersecurity incidents could impair our ability to conduct business effectively.
●	Our business depends substantially on the continuing efforts of our senior management, key employees and qualified personnel, and our business operations may be adversely and negatively impacted if we lose their services.
●	Certain of our directors and officers may have business interests that may conflict with our interests and those of our stockholders.

●	We or the third parties upon whom we rely on may be adversely affected by epidemic outbreaks, earthquakes, tornadoes, hurricanes or other natural disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Risks Relating to Our Reliance on Third Parties

●	Independent clinical investigators and contract research organizations that we engage to conduct our clinical trials may not devote sufficient time or attention to our clinical trials or be able to repeat their past success.
●	We have no current manufacturing capacity and rely on limited suppliers for some of our products.
●	The design and manufacture of a manufacturing facility by CASI Wuxi may be delayed.
●	If we fail to maintain an effective distribution channel for our medicines, our business and sales could be adversely affected.

Risks Related to Extensive Government Regulation

●	All material aspects of the research, development, manufacturing and commercialization of pharmaceutical products are heavily regulated, and we may face difficulties in complying with or be unable to comply with such regulations, which could have a material adverse effect on our business.
●	We are subject to certain U.S. healthcare laws, regulation and enforcement; our failure to comply with those laws could have a material adverse effect on our results of operations and financial condition.
●	Current healthcare laws and regulations and future legislative or regulatory reforms to the healthcare system may affect our ability to sell our products profitably.
●	Our medicines and any future approved drug candidates will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our medicines and drug candidates.

Risks Relating to Our Intellectual Property

●	We depend on patents and other proprietary rights, some of which are uncertain. If we are unable to protect our intellectual property rights our business and competitive position would be harmed.
●	Third parties may initiate legal proceedings alleging infringement of intellectual property rights, the outcome of which would be uncertain and could harm our business.
●	Although China recently adopted changes to its patent law to include patent term extension and an early resolution mechanism for pharmaceutical patent disputes starting in June 2021, key provisions of the law remain unclear and/or subject to implementing regulations. The absence of effective regulatory exclusivity for pharmaceutical products in China could further increase the risk of early generic or biosimilar competition with our medicines in China.

Risks Relating to Our Common Stock

●	The market price of our common stock may be highly volatile or may decline regardless of our operating performance.
●	Our largest stockholders, including our directors and executive officers and investment funds with which they are associated, hold a significant amount of our outstanding common stock and, if they acted together, could influence our management and affairs.
●	Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between us and our stockholders, which could increase costs to bring a claim, discourage claims or limit the ability of our stockholders to bring a claim in a judicial forum viewed by the stockholders as more favorable for disputes with us or our directors, officers or other employees.

Risks Relating to Our Auditor

●	The audit report included in this Annual Report on Form 10-K is prepared by auditors who are not currently inspected by the PCAOB and, as such, our stockholders are deprived of the benefits of such inspection. In addition, various legislative and regulatory developments related to U.S.-listed China based companies due to lack of PCAOB inspection and other developments due to political tensions between the United States and China may have a material adverse impact on our listing and trading in the United States and the trading prices of our shares of common stock.

●	We could be delisted if our auditors are unable to meet the PCAOB inspection requirements in time.

Risks Relating to Our Business Operations in China

●	We conduct a majority of our operations in China, which exposes us to risks associated with operating outside of the U.S. Changes in international trade and economic policy by the U.S. and Chinese governments could have a material adverse effect on our business and operations.
●	Governmental control of currency conversion and payments of RMB out of mainland China may limit our ability to utilize our cash balances effectively and affect the value of your investment.
●	Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations.
●	The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.
●	We are subject to the Enterprise Income Tax Law, and we may therefore be subject to PRC income tax on our global income.
●	China regulations relating to investments in offshore companies by China residents may subject our China-resident stockholders, beneficial owners or our China subsidiaries to liability or penalties, limit our ability to inject capital into our China subsidiaries or limit our China subsidiaries’ ability to increase their registered capital or distribute profits to us.
●	We may be subject to fines and legal sanctions by SAFE or other China government authorities if we or our employees who are China citizens fail to comply with regulations relating to employee stock options granted by companies listed on exchanges outside of China to China citizens.

General Risk Factors

●	We may engage in strategic, commercial and other corporate transactions that could negatively affect our financial condition and prospects.
●	If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price could decline.
●	Subsequent resales of shares of our common stock in the public market may cause the price of our common stock to fall.
●	Issuances of additional shares of our common stock may cause substantial dilution of existing stockholders.

Risks Relating to our Financial Position and Need for Additional Capital

If we do not regain compliance with the Nasdaq bid price rule, our common stock would be delisted from the Nasdaq Capital Market, which would impair our ability to raise capital and the liquidity of our common stock could be adversely affected.

Our listing on the Nasdaq Capital Market is contingent upon meeting all the continued listing requirements of the Nasdaq Capital Market.

On December 30, 2021, CASI received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying CASI that, for the previous 30 consecutive business days, the bid price of CASI’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”).

The Nasdaq deficiency letter has no immediate effect on the listing of CASI’s common stock on the Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), CASI has been provided an initial period of 180 calendar days, or until June 28, 2022 (the “Compliance Date”), to regain compliance with the Bid Price Rule. If, at any time before the Compliance Date, the bid price for CASI’s common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days, as required under the Compliance Period Rule, the Staff will provide written notification to CASI that it complies with the Bid Price Rule, unless the Staff exercises its discretion to extend this 10-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

If CASI does not regain compliance with the Bid Price Rule by the Compliance Date, CASI may be eligible for an additional 180 calendar day compliance period (the “Second Compliance Period”). To qualify, CASI would need to meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards of the Nasdaq Capital Market, with the exception of the Bid Price Rule, and provide written notice to the Staff of its intention to cure the deficiency during the Second Compliance Period by effecting a reverse stock split, if necessary.

However, if CASI does not regain compliance with the Bid Price Rule by the Compliance Date and it appears to the Staff that CASI will not be able to regain compliance with the Bid Price Rule during the Second Compliance Period, or CASI is otherwise not eligible for the Second Compliance Period, then Nasdaq will provide notice to CASI that CASI’s common stock will be subject to delisting. At that time, CASI may appeal the Staff’s delisting determination to a Nasdaq Listing Qualifications Panel (the “Panel”). CASI expects that its common stock would remain listed pending the Panel’s decision. There can be no assurance that, if CASI does appeal the Staff’s delisting determination to the Panel, such appeal would be successful.

CASI intends to actively monitor the closing bid price of its common stock between now and the Compliance Date and will consider available options, including a reverse stock split. In order to make available the option of a reverse stock split, CASI may submit a reverse stock split proposal to its stockholders at a special meeting of stockholders or its next annual meeting of stockholders. However, there can be no assurance that the reverse stock split will be approved or that CASI will be able to regain compliance with the Bid Price Rule. If our common stock is delisted from the Nasdaq Capital Market, our ability to raise capital in the future may be limited. Delisting could also result in less liquidity for our stockholders and a lower stock price.

If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on the OTC Bulletin Board or another over-the-counter market. Any such alternative would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, our common stock. In addition, there can be no assurance that our common stock would be eligible for trading on any such alternative exchange or markets.

We have incurred significant operating losses since inception and anticipate that we will continue to incur operating losses for the foreseeable future and may never achieve or maintain profitability.

To date, we have been engaged primarily in research and development activities. Previously, we have not derived significant revenues from operations; however, in the years ended December 31, 2021 and 2020, we had EVOMELA® sales totaling $30.0 million and $15.0 million, respectively.

We have experienced losses in each year since inception. Through December 31, 2021, we had an accumulated deficit of $605.6 million. We expect that we will seek to raise capital to continue our operations and, although we have been successfully funded to date through the sales of our equity securities, our capital-raising efforts may not produce the funding needed to sustain our operations. If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. In any such event, investors may lose a portion or all of their investment.

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

The success of CASI Wuxi is subject to uncertainty and may increase our losses, be difficult to accomplish, take longer than expected or require us to obtain additional financing.

We intend to invest $80 million in CASI Pharmaceuticals (Wuxi) Co., Ltd., that is building a manufacturing facility in the Wuxi Huishan Economic Development Zone in Jiangsu Province, China. Since the construction began, we have incurred capital expenditures of $12.1 million. CASI Wuxi will also operate the facility upon completion. As of December 31, 2021, we have invested $31 million in cash, transferred selected ANDAs valued at $30 million and will invest an additional $19 million in cash in the future. The Company’s total investment is intended to account for 80% of the equity of the CASI Wuxi. CASI Wuxi may not achieve the expected goal as the planned manufacturing facility will not be entirely within our control. It can take years to build and establish a new manufacturing facility.

Once built, the new facility might fail validation or not meet regulatory standards for a commercial manufacturing facility. In addition, we may not obtain or retain the requisite legal permits to manufacture in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. Our ability to establish and operate a manufacturing facility in China may be adversely affected by changes in Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, employee benefits and other matters. The success of CASI Wuxi also relies on our ability to make additional payments in the future, which is uncertain. Our plan may require us to obtain additional debt or equity financing, resulting in additional debt obligations, increased interest expense or dilution of equity ownership. If we are unable to establish a new manufacturing facility, purchase equipment, hire adequate personnel to support our manufacturing efforts or implement necessary process improvements, we may be unable to produce commercial materials or meet demand, if any should develop, for our product candidates. Any one of the factors cited above, or a combination of them, could result in unanticipated costs, which could materially and adversely affect our business and planned operations and earnings in China.

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

At December 31, 2021, we had cash and cash equivalents of $38.7 million. We may continue to seek additional capital through public or private financing or collaborative agreements in 2021 and beyond. Our operations require significant amounts of cash. We may be required to seek additional capital for the future growth and development of our business. We can give no assurance as to the availability of such additional capital or, if available, whether it would be on terms acceptable to us. If we are not successful in obtaining sufficient capital because we are unable to access the capital markets on favorable terms, it could reduce our research and development efforts and materially adversely affect our future growth, results of operations and financial results. There can be no assurance that we would be able to obtain any required financing on a timely basis or at all.

Risks Relating to Our Business

If we are ultimately unable to obtain regulatory approval for our drug candidates, our business will be substantially harmed

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

We are substantially dependent on the commercial success of EVOMELA™. Our medicine may fail to achieve and maintain the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community necessary for commercial success.

The success of our business is substantially dependent on our ability to successfully commercialize EVOMELA. On December 3, 2018, we received the NMPA approval for importation, marketing and sales in China for EVOMELA®, and on August 12, 2019, we announced the commercial launch of EVOMELA® in China. We will continue to spend our time, resources and efforts on the commercialization of EVOMELA® in China.

Reimbursement and hospital listing may be the most critical market access factors for our commercialization success in China. The NRDL is updating on annual basis via a negotiation mechanism. Although participating the NRDL pricing negotiation is voluntarily, it usually results significant price discount. The Company has no intention to list EVOMELA® in the NRDL any time before a direct competitor’s compound commercially launch, therefore, our market will be limited given only a small portion of the Chinese population would be able to afford EVOMELA® through self-pay.

The government owned hospitals in China usually restrict the drug use outside the hospital formulary. Therefore, been listed in hospital formulary is critical. In order to list in the hospital formulary, the Company must participate the provincial level tendering process. Wining the tendering does not guarantee the hospital listing. If we were unable to quickly add EVOMELA® to hospitals’ formulary, doctors and patients will have limited access to EVOMELA® through hospital pharmacies, the demand for EVOMELA®, and the revenues from EVOMELA® will be materially and adversely affected. On the other hand, patients are able to purchase EVOMELA with the prescription from the physician from pharmacies the product is not available in the hospital, however, the hospitals do not encourage such activities.

We currently rely on a single source for our supply of EVOMELA which has high risk of supply chain disruption

We currently rely on a single source for our supply of EVOMELA®. Early in the COVID-19 pandemic we experienced a disruption to our supply chain for EVOMELA®, we have experienced minimal supply disruptions in 2021.  However, if suppliers refuse or are unable to provide products for any reason (including the occurrence of an event like the COVID-19 pandemic that makes delivery impractical), we would have to work with Acrotech to negotiate an agreement with a substitute supplier, which would likely interrupt further manufacturing of EVOMELA®, cause delays or increase our costs.

Our business has been and may continue to be adversely affected by the current COVID-19 pandemic and could be impacted by future COVID-19 variants and other outbreaks of contagious diseases

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, which may result in a period of regional, national, and global economic slowdown or regional, national, or global recessions that could affect our ability to continue to commercialize and expand distribution of EVOMELA® (Melphalan For Injection) or other drugs in our existing product pipeline. Early in the COVID-19 pandemic we experienced a disruption to our supply chain for EVOMELA®, we have experienced no supply disruption in 2021; however, there can be no assurance that restrictions will not be imposed again. In addition, economic and other uncertainties may adversely affect other parties’ willingness to negotiate and execute product licenses and thus hamper our ability to in-license clinical-stage and late-stage drug candidates in China or elsewhere.

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

We may not have sufficient funds to acquire new product candidates or pay milestone payments.

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

Undesirable adverse events caused by our medicines and drug candidates could interrupt, delay or halt clinical trials, delay or prevent regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any regulatory approval

Undesirable adverse events ("AEs") caused by our medicines and drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval, or could result in limitations or withdrawal following approvals. If the conduct or results of our trials or patient experience following approval reveal a high and unacceptable severity or prevalence of AEs, our trials could be suspended or terminated and regulatory authorities could order us to cease further development of, or deny approval of, our drug candidates or require us to cease commercialization following approval.

As is typical in the development of pharmaceutical products, drug-related AEs and serious AEs ("SAEs") have been reported in our clinical trials. Some of these events have led to patient deaths. Drug-related AEs or SAEs could affect patient recruitment or the ability of enrolled subjects to complete the trial and could result in product liability claims. Any of these occurrences may harm our reputation, business, financial condition and prospects significantly. In our periodic and current reports filed with the SEC and our press releases and scientific and medical presentations released from time to time we disclose clinical results for our drug candidates, including the occurrence of AEs and SAEs.

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

If we are unable to obtain both adequate coverage and adequate reimbursement from third-party payers for our products before the competitor’s product launch our revenues and prospects for profitability will suffer.

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

Our Chairman and CEO, Dr. Wei-Wu He, is the founder and managing partner of Emerging Technology Partners, LLC (“ETP”), a life science focused venture fund, and its related investing entities. Through funds affiliated with ETP, Dr. He is a founder and significant shareholder of Juventas and currently serves as chairman of Juventas’ board of directors. Mr. Huang, through Panacea Venture, also is an investor in Juventas. In addition, we have an equity investment in Juventas.

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

Together with our partner, Wuxi Jintou Huicun Investment Enterprise, a limited partnership organized under Chinese law, we established CASI Wuxi, to build and operate a GMP manufacturing facility in the Wuxi Huishan Economic Development Zone in Jiangsu Province, China. Under the terms of our agreement, we have agreed to invest $80 million in CASI Wuxi. As of December 31, 2021, we have invested $31 million in cash and transferred selected ANDAs valued at $30 million to CASI Wuxi . We are required to invest an additional $19 million in cash for the following two years. We have an 80% interest in CASI Wuxi and our partner has a 20% interest.

In November 2019, CASI Wuxi entered into a lease agreement for the right to use state-owned land in China for the construction of a manufacturing facility. Pursuant to this agreement, CASI Wuxi has committed to invest in land use rights and property, plant and equipment of RMB1 billion (equivalent to US $143 million) by August 2022. The lease agreement also specifies dates by which certain milestones must be met, including a construction start date in August 2020.  Construction of the manufacturing facility began in the fourth quarter of 2020. In February 2022, we have reached an alignment with the Wuxi local government that we will collaborate with Wuxi LP to co-develop the land continuously in the future, and the development plan will be extended, details regarding the plan are under negotiation.

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

If we fail to maintain an effective distribution channel for our medicines, our business and sales could be adversely affected

We rely on third-party distributors to distribute our approved medicines. Our ability to maintain and grow our business will depend on our ability to maintain an effective distribution channel that ensures the timely delivery of our medicines. However, we have relatively limited control over our distributors, who may fail to distribute our drugs in the manner we contemplate. If price controls or other factors substantially reduce the margins our distributors can obtain through the resale of our medicines to hospitals, medical institutions and sub-distributors, they may terminate their relationship with us. While we believe alternative distributors are readily available, there is a risk that, if the distribution of our medicines is interrupted, our sales volumes and business prospects could be adversely affected.

Risks Related to Extensive Government Regulation

All material aspects of the research, development, manufacturing and commercialization of pharmaceutical products are heavily regulated, and we may face difficulties in complying with or be unable to comply with such regulations, which could have a material adverse effect on our business

All jurisdictions in which we conduct or intend to conduct our pharmaceutical-industry activities regulate these activities in great depth and detail. We are currently focusing our activities in the major markets of the United States, China and Europe. These geopolitical areas all strictly regulate the pharmaceutical industry, and in doing so they employ broadly similar regulatory strategies, including regulation of product development and approval, manufacturing, and marketing, sales and distribution of products. However, there are differences in the regulatory regimes-some minor, some significant-that make for a more complex and costly regulatory compliance burden for a company like ours that plans to operate in each of these regions.

The process of obtaining regulatory approvals and compliance with appropriate laws and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable requirements at any time during the product development process, approval process, or after approval, may subject us to administrative or judicial sanctions. These sanctions could include a regulator’s refusal to approve pending applications, withdrawal of an approval, license revocation, a clinical hold, voluntary or mandatory product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. The failure to comply with these regulations could have a material adverse effect on our business.

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

Our medicines and any future approved drug candidates will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our medicines and drug candidates.

Our medicines and any additional drug candidates that are approved will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-marketing information, including both federal and state requirements in China, the US and other regions. As such, we and our collaborators will be subject to ongoing review and periodic inspections to assess compliance with applicable post-approval regulations. Additionally, to the extent we want to make certain changes to the approved medicines, product labeling, or manufacturing processes, we will need to submit new applications or supplements to regulatory authorities for approval.

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, NMPA and comparable regulatory authority requirements, ensuring that quality control and manufacturing procedures conform to GMP regulations. As such, we and our contract manufacturers are and will be subject to continual review and inspections to assess compliance with GMP and adherence to commitments made in any NDA or BLA, other marketing application, and previous responses to any inspection observations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. The failure to comply with these requirements could have a material adverse effect on our business.

The regulatory approvals for our medicine and any approvals that we receive for our drug candidates are and may be subject to limitations on the approved indicated uses for which the medicine may be marketed or to the conditions of approval, which could adversely affect the drug’s commercial potential or contain requirements for potentially costly post-marketing testing and surveillance to monitor the safety and efficacy of the drug or drug candidate. The FDA, NMPA, EMA or comparable regulatory authorities may also require a REMS program or comparable program as a condition of approval of our drug candidates or following approval. In addition, if the FDA, NMPA, EMA or a comparable regulatory authority approves our drug candidates, we will have to comply with requirements including, for example, submissions of safety and other post-marketing information and reports, establishment registration, as well as continued compliance with GMP and good clinical practice (“GCP”) for any clinical trials that we conduct post-approval.

The FDA, NMPA, EMA or comparable regulatory authorities may seek to impose a consent decree or withdraw marketing approval if compliance with regulatory requirements is not maintained or if problems occur after the drug reaches the market. Later discovery of previously unknown problems with our medicines or drug candidates or with our drug’s manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of our medicines, withdrawal of the product from the market, or voluntary or mandatory product recalls;
●	fines, untitled or warning letters, or holds on clinical trials;
●	refusal by the FDA, NMPA, EMA or comparable regulatory authorities to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals or withdrawal of approvals;
●	product seizure or detention, or refusal to permit the import or export of our medicines and drug candidates; and
●	injunctions or the imposition of civil or criminal penalties.

The FDA, NMPA, EMA and other regulatory authorities strictly regulate the marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for their approved indications and for use in accordance with the provisions of the approved label. The FDA, NMPA, EMA and other regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. The policies of the FDA, NMPA, EMA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad, particularly in China, where the regulatory environment is constantly evolving. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any regulatory approval that we may have obtained and we may not achieve or sustain profitability.

In addition, if we obtain accelerated approval or conditional approval of any of our drug candidates, as we have done with the initial approval of EVOMELA® in China we will be required to conduct a confirmatory study (also called Post Marketing Study “PMS”) to verify the predicted clinical benefit and may also be required to conduct post-marketing safety studies. Other comparable regulatory authorities may have similar requirements. The results from the confirmatory study may not support the clinical benefit, which could result in the approval being withdrawn. While operating under accelerated approval, we will be subject to certain restrictions that we would not be subject to upon receiving regular approval.

Risks Relating to Our Intellectual Property

We depend on patents and other proprietary rights, some of which are uncertain.  If we are unable to protect our intellectual property rights our business and competitive position would be harmed.

We have in-licensed rights to a variety of product candidates. Our success, competitive position and future revenues with respect to these product candidates will depend, in part, on our ability to protect our intellectual property. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We attempt to protect our proprietary position by maintaining trade secrets and by filing U.S. and foreign patent applications related to our in-licensed technology, inventions and improvements that are important to the development of our business. Our failure to do so may adversely affect our business and competitive position.

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

Third parties may initiate legal proceedings alleging infringement of intellectual property rights, the outcome of which would be uncertain and could harm our business

Third parties may assert patent or other intellectual property infringement claims against us or our licensors arising from the manufacture, use and sale of our current or future product candidates in China or in any other jurisdictions we ultimately commercialize in. The validity of our current or future patents or patent applications or those of our licensors may be challenged in litigation, interference or derivation proceedings, opposition, post grant review, inter parts review, or other similar enforcement and revocation proceedings, provoked by third parties or brought by us, may be necessary to determine the validity of our patents or patent applications or those of our licensors. Our patents could be found invalid, unenforceable, or their scope significantly reduced.

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

Although China recently adopted changes to its patent law to include patent term extension and an early resolution mechanism for pharmaceutical patent disputes starting in June 2021, key provisions of the law remain unclear and/or subject to implementing regulations. The absence of effective regulatory exclusivity for pharmaceutical products in China could further increase the risk of early generic or biosimilar competition with our medicines in China.

In China, laws on patent term extension, patent linkage, and data exclusivity (referred to as regulatory data protection) are still developing. Therefore, a lower-cost generic drug can emerge onto the market much more quickly. Chinese regulators have set forth a framework for integrating patent linkage and data exclusivity into the Chinese regulatory regime, as well as for establishing a pilot program for patent term extension. The Economic and Trade Agreement Between the United States of America and the People's Republic of China announced in January 2020 (the "Trade Agreement") also provides for a mechanism for early resolution of patent disputes and patent term extension systems. To be implemented, this framework will require adoption of legislation and regulations. In October 2020, China adopted amendments to its Patent Law (the “Amended PRC Patent Law”), which will become effective on June 1, 2021. The Amended PRC Patent Law contains both patent term extension and a mechanism for early resolution of patent disputes, which may be comparable to patent linkage in the United States. However, the provisions for patent term extension and an early resolution mechanism are unclear and/or remain subject to the approval of implementing regulations that are still in draft form or have not yet been proposed, leading to uncertainty about their scope and implementation.

Until the relevant implementing regulations for patent term extension and an early resolution mechanism in the Amended PRC Patent Law are implemented, and until data exclusivity is adopted and implemented, we may be subject to earlier generic competition.

Risks Relating to Our Common Stock

The market price of our common stock may be highly volatile or may decline regardless of our operating performance.

The volatile price of our stock makes it difficult for investors to predict the value of their investments, to sell shares at a profit at any given time, or to plan purchases and sales in advance. Our common stock price has fluctuated from year-to-year and quarter-to-quarter and will likely continue to be volatile. During 2021, our stock price ranged from $0.77 to $3.63. We expect that the trading price of our common stock is likely to be highly volatile in response to a variety of factors that are beyond our control, such as:

●	our ability to maintain regulatory approval for EVOMELA® and obtain regulatory approval for our other product candidates;

●	issues in importation, marketing and sales of EVOMELA®;
●	the success of CASI Wuxi to build and operate a manufacturing facility in China;
●	the clinical development of CNCT19, BI-1206 and CID-103;
●	publicity regarding actual or potential clinical test results relating to products under development by our competitors or us;
●	initiating, completing or analyzing, or a delay or failure in initiating, completing or analyzing, preclinical or clinical trials or animal trials or the design or results of these trials for products in development;
●	the entry into, or termination of, key agreements, including key commercial partner agreements;
●	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights or defend against the intellectual property rights of others;
●	achievement or rejection of regulatory approvals for products in development by our competitors or us;
●	announcements of technological innovations or new commercial products by our competitors or us;
●	developments concerning our collaborations and supply chain;
●	regulatory developments in the United States and foreign countries;
●	economic or other crises and other external factors;
●	COVID-19 pandemic, especially as a result of investor concerns and uncertainty related to the impact of the outbreak on the economics of countries worldwide;
●	the loss of key employees;
●	period-to-period fluctuations in our revenues and other results of operations;
●	changes in financial estimates by securities analysts; or
●	publicity or activity involving possible future acquisitions, strategic investments, partnerships or alliances.

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

Risks Relating to Our Auditor

The audit report included in this Annual Report on Form 10-K are prepared by auditors who are not currently inspected by the PCAOB and, as such, our stockholders are deprived of the benefits of such inspection.  In addition, various legislative and regulatory developments related to U.S.-listed China based companies due to lack of PCAOB inspection and other developments due to political tensions between the United States and China may have a material adverse impact on our listing and trading in the United States and the trading prices of our shares of common stock.

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

On December 18, 2020, the President signed the “Holding Foreign Companies Accountable Act” (the “HFCAA”) into law. This legislation requires certain issuers of securities to establish that they are not owned or controlled by a foreign government. Specifically, an issuer must make this certification if the PCAOB is unable to audit specified reports because the issuer has retained a foreign public accounting firm not subject to inspection by the PCAOB. Furthermore, if the PCAOB is unable to inspect the issuer's public accounting firm for three consecutive years, the issuer's securities are banned from trading on a national exchange or through other methods.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCA Act. We will be required to comply with these rules if the SEC identifies us as having a “non-inspection” year under a process to be subsequently established by the SEC. On December 2, 2021, the SEC adopted final amendments to its rules implementing the HFCA Act (the “Final Amendments”). The Final Amendments finalize the interim final rules adopted in March with two major modifications. First, the Final Amendments clarify how the requirements apply to variable interest entities. Second, the Final Amendments include requirements to disclose information, including the auditor name and location, the percentage of shares of the issuer owned by governmental entities, whether governmental entities in the applicable foreign jurisdiction with respect to the auditor has a controlling financial interest with respect to the issuer, the name of each official of the Chinese Communist Party who is a member of the board of the issuer, and whether the articles of incorporation of the issuer contains any charter of the Chinese Communist Party. The Final Amendments also establish procedures the SEC will follow in identifying issuers and prohibiting trading by certain issuers under the HFCA Act.

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (the “AHFCA Act”), which if enacted into law would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.

On November 5, 2021, the SEC approved the PCAOB’s Rule 6100, Board Determinations Under the Holding Foreign Companies Accountable Act. Rule 6100 will establish a framework for the PCAOB’s determinations under the HFCA Act that the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by an authority in that jurisdiction. On December 16, 2021, the PCAOB issued a report to notify the SEC its determinations that it is unable to inspect or investigate completely registered public accounting firms headquartered in Mainland China and identifies the registered public accounting firms in Mainland China that are subject to such determinations. Our auditor is identified by the PCAOB and is subject to the determination.

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

We could be delisted if our auditors are unable to meet the PCAOB inspection requirements in time.

The HFCAA requires the SEC to prohibit securities of any foreign companies from being listed on U.S. securities exchanges or traded “over-the-counter” if a company retains a foreign accounting firm that cannot be inspected by the PCAOB for three consecutive years, beginning in 2021. The AHFCAA would shorten this period to two consecutive years, also beginning in 2021. Our independent registered public accounting firm is located in and organized under the laws of the PRC, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities, and therefore our auditors are not currently inspected by the PCAOB. As such, the requirements under the HFCAA will apply to us beginning in 2022, and we will be subject to the related reporting requirements in 2023 and (as discussed below) the trading restrictions would apply to us in 2024.

The enactment of the HFCAA, the AHFCAA and any additional rulemaking efforts to increase U.S. regulatory access to audit information in China could cause investor uncertainty for affected SEC registrants, including us, and the market price of our shares of common stock could be materially adversely affected. Additionally, whether the PCAOB will be able to conduct inspections of our auditors in the next three years, or at all, is subject to substantial uncertainty and depends on a number of factors out of our control. If we are unable to meet the PCAOB inspection requirement in time, we could be delisted from the Nasdaq Capital Market and our shares of common stock will not be permitted for trading "over-the-counter" market. Such a delisting would substantially impair your ability to sell or purchase our shares of common stock when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of our shares. Also, such a delisting would significantly affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition and prospects.

Risks Relating to Our Business Operations in China

We conduct a majority of our operations in China, which exposes us to risks associated with operating outside of the U.S. Changes in international trade and economic policy by the U.S. and Chinese governments could have a material adverse effect on our business and operations.

We have operations and conduct business in China, and we plan to continue to expand these operations. Therefore, we are subject to risks related to operating in foreign countries, which include complex foreign laws or regulatory requirements or unexpected changes to those laws or requirements; other laws and regulatory requirements to which our business activities abroad are subject, such as the Foreign Corrupt Practices Act; changes in the political or economic condition of a specific country or region; fluctuations in the value of foreign currency versus the U.S. dollar; our ability to deploy overseas funds in an efficient manner; tariffs, trade protection measures, import or export licensing requirements, trade embargoes, and sanctions (including those administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury), and other trade barriers; difficulties in attracting and retaining qualified personnel; and cultural differences in the conduct of business. There is currently significant uncertainty about the future relationship between the U.S. and various other countries, including China, with respect to trade policies, treaties, government regulations and tariffs.

Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current political climate could adversely impact our business.

Governmental control of currency conversion and payments of RMB out of mainland China may limit our ability to utilize our cash balances effectively and affect the value of your investment.

Our China subsidiaries have cash and cash equivalents of 122.9 million China Renminbi (“RMB”), valued at $19.3 million in U.S. dollars as of December 31, 2021. On a consolidated basis this balance accounts for 50% of our total cash and cash equivalents. The Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of RMB out of mainland China. Control on payments out of mainland China may restrict the ability of our China subsidiaries to remit RMB to us. Approval from China’s State Administration of Foreign Exchange (“SAFE”) and the People’s Bank of China (“PBOC”) may be required where RMB are to be converted into foreign currencies, including U.S. dollars, and approval from SAFE and the PBOC or their branches may be required where RMB are to be remitted out of mainland China. Specifically, under the existing restrictions, without prior approval from SAFE and the PBOC, the cash balance of our China subsidiaries is not available to us for activities outside of China, including the support of our in-licensing efforts. Furthermore, because repatriation of funds requires the prior approval of SAFE and the PBOC, such repatriation could be delayed, restricted or limited.

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

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

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

ITEM 2.PROPERTIES.

As of December 31, 2021, we hold leases for land, office and laboratory space, as follows:

China:

●	The primary office of CASI China is located in Beijing, China with approximately 14,000 square feet of office space.
●	In November 2019, CASI Wuxi entered into a fifty-year lease agreement for the right to use state-owned land in Wuxi China. The land parcel is approximately 666,000 square feet, and the GMP manufacturing facility is now under construction.
●	CASI Wuxi has workshop space of approximately 90,000 square feet.
●	CASI China has office space in Shanghai of approximately 1,600 square feet.

United States:

●	We have office space in Rockville, Maryland of approximately 6,100 square feet.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity

Our common stock trades on The Nasdaq Capital Market under the symbol “CASI.” As of March 18, 2022, there were 254 holders of record of our common stock.

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

OVERVIEW

We are a U.S. biopharmaceutical company focused on developing and commercializing innovative therapeutics and pharmaceutical products in China, the United States, and throughout the world. We were incorporated in 1991, and in 2012, with new leadership, the Company shifted its business strategy to China and has since built an infrastructure in China that includes sales and marketing, medical affairs, regulatory and clinical development and in the foreseeable future, manufacturing. In 2014, the Company changed its name to “CASI Pharmaceuticals, Inc.” We are focused on acquiring, developing and commercializing products that augment our hematology oncology therapeutic focus as well as other areas of unmet medical need. The Company is executing our plan to become a biopharmaceutical leader by launching medicines in the greater China market, leveraging our China-based regulatory, clinical and commercial competencies and our global drug development expertise.  The majority of the Company’s operations are now located in China and are conducted primarily through two of our subsidiaries: (i) CASI Pharmaceuticals (China) Co., Ltd.. (“CASI China”), which is wholly owned and is located in Beijing, China, and (ii) CASI Pharmaceuticals (Wuxi) Co., Ltd.. (“CASI Wuxi”), which is located in Wuxi, China. Our Beijing office is primarily responsible for our day-to-day operations and our commercial team of over 100 hematology/oncology sales and marketing specialists based in China.  CASI Wuxi is part of the long-term strategy to support our future clinical and commercial manufacturing needs, to manage our supply chain for certain products, and to develop a GMP manufacturing facility in China.

We launched our first commercial product, EVOMELA® (Melphalan for Injection) in China in August 2019. In China, EVOMELA® is approved for use as a conditioning treatment prior to stem cell transplantation and as a palliative treatment for patients with multiple myeloma. The other core hematology/oncology assets in the Company’s pipeline include:

●	CNCT19 is an autologous CD19 CAR-T investigative product (CNCT19) being developed by the Company’s partner Juventas for which the Company has exclusive World-Wide co-commercial and profit-sharing rights. CNCT19 is being developed as a potential treatment for patients with hematological malignancies which express CD19 including, B-cell acute lymphoblastic leukemia (“B-ALL”) and B-cell non-Hodgkin lymphoma (“B-NHL”). The CNCT19 Phase 1 studies in patients with B-ALL and B-NHL in China have been completed by Juventas, the Phase 2 B-ALL and B-NHL registration studies are both currently enrolling in China the fourth quarter of 2020.

●	BI-1206 is an antibody which has a novel mode-of-action, blocking the inhibitory antibody checkpoint receptor FcγRIIB to unlock anti-cancer immunity and enhance the efficacy of antibody-based immunotherapy in both hematological malignancies and solid tumors for which the Company has licensed exclusive greater China rights from BioInvent International AB (“BioInvent”). BI-1206 is being investigated by BioInvent in a Phase 1/2 trial, in combination with anti-PD1 therapy Keytruda® (pembrolizumab), in patients with solid tumors, and in a Phase 1/2a trial in combination with MabThera® (rituximab) in patients with relapsed/refractory non-Hodgkin lymphoma (NHL). BI-1206 has the potential to restore the activity of rituximab in patients with relapsed/refractory non-Hodgkin lymphoma. Clinical Trial Application (CTA) was approved by China National Medical Products Administration (NMPA) in December 2021. The Company is planning Phase 1 trials of BI-1206 as a single agent to evaluate the PK/safety profile and in combination with rituximab in patients with NHL (mantle cell lymphoma, marginal zone lymphoma, and follicular lymphoma) to assess safety and tolerability, select the Recommended Phase 2 Dose and assess early signs of clinical efficacy as part of its development program for BI-1206 in China. The studies are expected to start in the first half of 2022.

●	CB-5339 is a novel VCP/p97 inhibitor focused on valosin-containing protein (VCP)/p97 as a novel target in protein homeostasis, DNA damage response and other cellular stress pathways for therapeutic use in the treatment of patients with various malignancies. The Company entered into an exclusive license on March 21, 2021 with Cleave Therapeutics, Inc. (Cleave”) for the development and commercialization of CB-5339 in Mainland China, Hong Kong, Macau and Taiwan. CB-5339, an oral second-generation, small molecule VCP/p97 inhibitor, is being evaluated in a Phase 1 clinical trial in patients with acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS). CB-5339 CTA application for the multiple myeloma indication is in preparation after receiving an acceptance letter for the CB-5339 IND package from the China CDE.

●	CID-103 is a full human IgG1 anti-CD38 monoclonal antibody recognizing a unique epitope that has demonstrated encouraging preclinical efficacy and safety profile compared to other anti-CD38 monoclonal antibodies for which the Company has exclusive global rights. CID-103 is being developed for the treatment of patients with multiple myeloma. The Phase 1 dose escalation and expansion study of CID-103, in patients with previously treated, relapsed or refractory multiple myeloma is ongoing in the UK and France.

The Company also has greater China rights to Octreotide (Long Acting Injectable), a standard of care for the treatment of acromegaly and for the control of symptoms associated with certain neuroendocrine tumors; and Thiotepa, a cytotoxic agent which has a long history of established use in the hematology/oncology setting, the Company has an exclusive China license and distribution rights to a novel formulation of thiotepa, which has multiple indications including use as a conditioning treatment for certain allogeneic haemopoietic stem cell transplants.  However, due to the evolving standard of care environment, the rare and niche indication for these products, potential US regulatory action and the Company’s commitment to prioritize resources, the Company is currently evaluating its options for these products.  In addition, the Company’s assets include six FDA-approved ANDAs which the Company is evaluating due to generic drug pricing reforms by the Chinese government and its impact on the pricing and competitiveness of these products.

CASI has built a fully integrated, world class biopharmaceutical company dedicated to the successful development and commercialization of innovative and other therapeutic products. Our business development strategy is currently focused on acquiring additional targeted drugs and immuno-oncology therapeutics through licensing that will expand our hematology/oncology franchise. We use a market-oriented approach to identify pharmaceutical/biotechnology candidates that we believe to have the potential for gaining widespread market acceptance, either globally or in China, and for which development can be accelerated under our global drug development strategy. In many cases our business development strategy includes direct equity investments in the licensor company.  We intend for our pipeline to reflect a diversified and risk-balanced set of assets that include (1) late-stage clinical drug candidates in-licensed for China or global regional rights, (2) proprietary or licensed innovative drug candidates, and (3) select high quality pharmaceuticals that fit our therapeutic focus. We have focused on US/EU approved product candidates, and product candidates with proven targets or product candidates that have reduced clinical risk with a greater emphasis on innovative therapeutics. Although oncology with a focus on hematological malignancies is our principal clinical and commercial target, we are opportunistic about other therapeutic areas that can address unmet medical needs. We will continue to pursue building a robust pipeline of drug candidates for development and commercialization in China as our primary market, and if rights are available for the rest of the world.

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

The Company’s commercial product, EVOMELA®, was originally licensed from Spectrum Pharmaceuticals, Inc. (“Spectrum”) and the Company had a supply agreement with Spectrum to support the Company’s application for import drug registration and for commercialization purposes. Spectrum completed the sale of its portfolio of FDA-approved hematology/oncology products including EVOMELA® to Acrotech Biopharma L.L.C. (“Acrotech”) on March 1, 2019. The original supply agreement with Spectrum was assumed by Acrotech; Spectrum agreed to continue with a short-term supply agreement for EVOMELA® for the initial commercial product supply in connection with the Company’s launch, with the long-term supply assumed by Acrotech.

As part of the long-term strategy to support our future clinical and commercial manufacturing needs and to manage our supply chain for certain products, on December 26, 2018, we established CASI Wuxi, between the Company and Wuxi LP, to develop a future GMP manufacturing facility that will be located in the Wuxi Huishan Economic Development Zone in Jiangsu Province, China. In November 2019, CASI Wuxi entered into a fifty-year lease agreement for the right to use state-owned land in China for the construction of a GMP manufacturing facility. Pursuant to the agreement, CASI Wuxi has committed to invest land use right and property, plant and equipment of RMB1 billion (equivalent to $143 million) by August 2022. In April 2020, CASI Wuxi received RMB 15.9 million (equivalent to $2.2 million) from the Jiangsu Province Wuxi Huishan Economic Development Zone as government grant for this development project which was recorded as deferred income in April 2020. In November 2021, CASI Wuxi received an additional RMB 3.0 million (equivalent to $0.5 million) from the Jiangsu Province Wuxi Huishan Economic Development Zone as a government grant for this development project which was recorded as deferred income in November 2021. In 2020, for the design and construction work of the land, CASI Wuxi entered into several contracts for RMB 76.1 million ($12.0 million) to complete the phase 1 project of CASI Wuxi's research and development production base, the project was the estimated to be completed in October 2023. In February 2022, CASI Wuxi has reached an alignment with the Wuxi local government that it will collaborate with Wuxi LP to co-develop the land continuously in the future, and the development plan will be extended, details regarding the plan are under negotiation. Also in 2020, CASI Wuxi entered in to a lease agreement with local government for a manufactory building next to the leased land. Since then, the Company entered into a series of contracts for the remodeling and installation work of the building and warehouse, as well as purchase of equipments. The total contract amount entered into for this building is approximately RMB 92.9 million ($14.6 million).

During the peak of the COVID-19 pandemic in 2020, we experienced disruptions to the EVOMELA® marketing and sales activities as well as to the supply chain for EVOMELA®. The COVID-19 pandemic also impacted our targeted start time of our CID-103 trial due to the lock down of many medical facilities in Europe. During 2021, we have experienced minimal disruption to our business activities or supply chain as a result of the COVID-19 pandemic. Furthermore, in June 2021 we achieved the First-Patient-In (FPI) in the Phase 1 dose escalation and expansion study of CID-103 in patients with previously treated, relapsed or refractory multiple myeloma. The study is designed to assess the safety, tolerability, pharmacology and clinical activity of CID-103.

We currently rely on a single source for the supply of EVOMELA®. The continuation of the COVID-19 pandemic or the emergence of new COVID-19 variants or new pandemics may affect the economies and financial markets of many countries, which may result in a period of economic slowdown or recessions. In such an event, our ability to continue to commercialize and expand distribution of EVOMELA® could be adversely affected if the supplier refuses or is unable to provide products for any reason (including the occurrence of an event like the COVID-19 pandemic that makes delivery impractical). We would have to work with Acrotech to negotiate an agreement with a substitute supplier, which, assuming a substitute supplier was available, would likely interrupt the manufacturing of EVOMELA®, cause supply chain delays and increase costs.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, which may result in a period of regional, national, and global economic slowdown or regional, national, or global recessions that could affect our ability to continue to commercialize and expand distribution of EVOMELA® (Melphalan For Injection) or other drugs in our existing product pipeline. Early in the COVID-19 pandemic, we experienced a disruption to our supply chain for EVOMELA®, we have experienced no supply disruption in 2021; however, there can be no assurance that restrictions will not be imposed again. In addition, economic and other uncertainties may adversely affect other parties’ willingness to negotiate and execute product licenses and thus hamper our ability to in-license clinical-stage and late-stage drug candidates in China or elsewhere.

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

Stock-Based Compensation

We record compensation expense associated with service and performance-based stock options in accordance with provisions of authoritative guidance. The estimated fair value of service-based awards is measured on the grant date and is generally amortized on a straight-line basis over the requisite service period and based on the proportionate amount of the requisite service period that has been rendered during each reporting period. The estimated fair value of performance-based awards is measured on the grant date and is recognized when it is determined that it is probable that the performance condition will be achieved. If the required vesting conditions are not met resulting in the forfeiture of the share-based awards, previously recognized compensation expense relating to those awards are reversed as occurred.

Grant date fair value was determined using an option pricing model which is affected by the fair value of underlying ordinary shares as well as assumptions regarding a number of complex and subjective variables, such as expected volitality, expected term of options, risk-free rate, and expected dividend yield.

Fair value measurement of investment in equity interests of Juventas Cell Therapy Ltd. using the measurement alternative

The investment in the equity interests of Juventas was accounted for as an investment in equity securities using the measurement alternative at its cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, as the fair value of the equity securities of Juventas is not readily determinable. The fair value of such investment was determined based on the price in the orderly transaction for newly issued equity interests of Juventas, which is further adjusted to reflect the differences between the newly issued equity interests of Juventas and the Company’s investment.

RESULTS OF OPERATIONS

Years Ended December 31, 2021 and 2020.

Operating Items

Revenues

Product Sales

Revenues consist of product sales of EVOMELA® that launched during August 2019. Revenue was $30.0 million for the year ended December 31, 2021, compared to $15.0 million for the year ended December 31, 2020. Revenues increased by 100% in the year ended December 31, 2021, as compared to same period in 2020 due to the continued growth in EVOMELA® sales.

Lease Income

Lease income consists primarily of an equipment lease with Juventas (a related party). Lease income was $148,000 for the year ended December 31, 2021 compared to $140,000 for the year ended December 31, 2020.

Operating Expenses

Costs of Revenues

Costs of revenues consists primarily of the cost of inventories of EVOMELA® and sales-based royalties related to the sale of EVOMELA®.

Costs of revenues were $12.6 million for the year ended December 31, 2021, as compared to $9.5 million for the year ended December 31, 2020. The increase of costs of revenues primarily resulted from the increase of EVOMELA sales during the same period. Included in our costs of revenues are royalty amounts of $5.9 million for the year ended December 31, 2021 and $3.0 million for the year ended December 31, 2020. The other primary components of our costs of revenues are cost of goods sold, which were approximately  $6.6 million and $6.6 million for the years ended December 31, 2021 and 2020, and as a percentage of revenues were 22% in the year ended December 31, 2021, compared to 44% in the year ended December 31, 2020, with such decrease as a percentage of revenue mainly due to the alternate manufacturer in place, resulting in a considerable decrease in the unit cost of inventories of EVOMELA.

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

Research and development expenses for the year ended December 31, 2021 were $14.4 million, compared with $11.5 million for the year ended December 31, 2020. The increase in R&D expenses primarily due to an increase in R&D expenses incurred related to the development of CID-103, BI-1206 and CB-5339.

General and Administrative Expenses

General and administrative expenses include compensation and other expenses related to executive, finance, business development and administrative personnel, professional services, investor relations and facilities.

General and administrative expenses for the year ended December 31, 2021 were $23.8 million, compared with $19.7 million for the year ended December 31, 2020. The increase in general and administrative expenses was primarily due to an increase in headcount and payroll expenses amounted to $2.7 million and an increase in professional fees amounted to $1.9 million.

Selling and Marketing Expenses

Selling and marketing expenses are the direct costs related to the sales of EVOMELA® that was launched in China in August 2019, such as sales force salaries, bonuses, advertising, and other marketing efforts.

Selling and marketing expenses for the year ended December 31, 2021, were $14.7 million, compared with $7.8 million for the year ended December 31, 2020.  The increase is primarily due to the increase of sales commission in accordance with the  increase sales of EVOMELA.

Gain on disposal of intangible assets

There was no gain on disposal of intangible assets for the year ended December 31, 2021.

Gain on disposal of intangible assets for the year ended December 31, 2020 was $1.2 million. The gain on disposal during 2020 was primarily due to the $1.2 million gain on the sale of twenty-one ANDAs during the year.

Impairment of intangible assets

There was no impairment of intangible assets for the year ended December 31, 2021.

Impairment of intangible assets for the year ended December 31, 2020 was $1.5 million. The impairment of intangible assets was primarily due to the reduction of the carrying value of intangible assets to their fair value.

Acquired in-process Research and Development Expenses

Acquired in-process R&D expenses for the year ended December 31, 2021 were $6.6 million, compared with $17.8 million for the year ended December 31, 2020. The amount reported for the year ended December 31, 2021 consisted of the upfront payment of $5.5 million to Cleave for the development of CB-5339 and milestone payments to Alesta of $1.06 million for the development of CID-

103. The amount reported for the year ended December 31, 2020 comprised of milestone fees paid to Pharmathen of $1.7 million, to Juventas of $10.3 million and to BioInvent of $5.9 million, respectively.

Non-Operating Items

Interest income, net

Interest income, net for the year ended December 31, 2021 was $0.3 million compared with $0.9 million for the year ended December 31, 2020. The decrease in interest income, net, is mainly due to that the amount reported for the year ended December 31, 2020 included interest income from loans made to Juventas (a related party) which was repaid in September 2020.

Other income

Other income for the year ended December 31, 2021 was $558,000, compared with $82,000 for the year ended December 31, 2020.  Other income of $51,000 and $35,000 recorded in the years ended December 31, 2021 and 2020, relate to CASI Wuxi’s receipt of RMB 15.9 million (equivalent to $2.2 million) in April 2020, and RMB 3.0 million (equivalent to $0.5 million) in November 2021 from the Jiangsu Province Wuxi Huishan Economic Development Zone as government grant for the development of leased state-owned land in China for the construction of a manufacturing facility. The grants were recorded as deferred income and amortized over the term of the lease of the land. Other income of $471,807 recorded in the year ended December 31, 2021 relates to the loan to the Company under the Paycheck Protection Program (PPP) that was forgiven in September 2021.

Foreign exchange gains and losses

Foreign exchange gains (losses) for the year ended December 31, 2021 was gain of $0.3 million compared with losses of $1.3 million for the year ended December 31, 2020. The foreign exchange gains (losses) are primarily due to accounts receivable with CRPCGIT and USD denominated cash accounts that are held by our Chinese subsidiaries.

Change in fair value of investments

The change in fair value of investments for the years ended December 31, 2021 and 2020 was $5.7 million and $4.3 million respectively. The changes represent unrealized gains or losses on the Company’s investments in equity securities and long-term investment.

Impairment loss of long-term investments

Impairment loss of long-term investments for the year ended December 31, 2021 was $865,000 relating to the investment in a privately held UK Company, Black Belt Tx”. The Company did not record any impairment loss of long-term investments during the year ended December 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has been engaged primarily in research and development activities. As a result, the Company has incurred and expect to continue to incur operating losses in 2022 and the foreseeable future.

The Company will require significant additional funding to fund operations beyond the first quarter of 2023 until such time, if ever, it becomes profitable. The Company intends to augment its cash balances by pursuing other forms of capital infusion, including strategic alliances or collaborative development opportunities with organizations that have capabilities and/or products that are complementary to its capabilities and products in order to continue the development of its potential product candidates that they intend to pursue to commercialization. If the Company seeks strategic alliances, licenses, or other alternative arrangements, such as arrangements with collaborative partners or others, to raise further financing, it may need to relinquish rights to certain of its existing product candidates, or products they would otherwise seek to develop or commercialize on its own, or to license the rights to its product candidates on terms that are not favorable to it.

The Company will also continuously invest in its development of the Wuxi land and construction of the manufacturing building. Commencing from the fourth quarter of 2020, in relation to the development of the Wuxi land and construction of the manufacturing building, the Company entered into a series of contracts for the development and construction work. Total commitment under these contracts was RMB 69.1 million ($10.8 million) as of December 31, 2021.

The Company will continue to seek to raise additional capital to fund its commercialization efforts, expansion of its operations, capital expenditure, research and development, and for the acquisition of new product candidates, if any. The Company intends to and is currently actively communicating to explore one or more of the following alternatives to raise additional capital:

●	raising bank loans;
●	selling additional equity securities;
●	out-licensing product candidates to one or more corporate partners;
●	completing an outright sale of non-priority assets; and/or
●	engaging in one or more strategic transactions.

The Company also will continue to manage its cash resources prudently and cost-effectively.

There can be no assurance that adequate additional financing under such arrangements will be available to the Company on terms that they deem acceptable, if at all. If additional funds are raised by issuing equity securities, dilution to existing stockholders may result, or the equity securities may have rights, preferences, or privileges senior to those of the holders of its common stock. If they fail to obtain additional capital when needed, they may be required to delay or scale back their commercialization efforts, advancement of the Spectrum products, and the ANDA products, or plans for other product candidates, if any.

Since its inception in 1991, the Company has incurred significant losses from operations and, as of December 31, 2021, has incurred an accumulated deficit of $605.6 million. As of December 31, 2021, the Company had a consolidated balance of cash and cash equivalents of $38.7 million. The Company believes that it has sufficient resources to fund its operations at least one year beyond the date that the audited consolidated financial statements are issued.

FINANCING ACTIVITIES

Stock repurchase program

On December 15, 2021, our board of directors approved a stock repurchase program for the repurchase of up to USD 10 million of our common stock (and no more than 12,500,000 shares of our common stock) through open market purchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 and through trading plans established pursuant to Rule 10b5-1 of the Securities Exchange Act. Under any Rule 10b5-1 trading plan we might adopt, our third-party broker, subject to Securities and Exchange Commission regulations regarding certain price, market, volume and timing constraints, would have authority to purchase our common stock in accordance with the terms of the plan. The actual timing, number and value of shares repurchased under the stock repurchase program will depend on a number of factors, including constraints specified in any Rule 10b5-1 trading plans, price, general business and market conditions, and alternative investment opportunities. Subject to the purchase terms under our existing and future Rule 10b5-1 trading plans, the stock repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time. The Company has funded and anticipates funding for stock repurchase program to come from available corporate funds, including cash on hand and future cash flow. As of March 18, 2022, the Company has repurchased 3,207,661 shares of common stock for an aggregate of $2.5 million under a Rule 10b5-1 trading plan that will terminate on March 31, 2022.

March 2021 Underwritten Public Offering

On March 24, 2021, the Company closed an underwritten public offering of 15,853,658 shares of the Company’s common stock (the “Offering”) at a price to the public of $2.05 per share. The gross proceeds to CASI from the Offering were $32.5 million before deducting the underwriting discounts and commissions and offering expenses payable by CASI.

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

Sales Agreements

On February 23, 2018, the Company entered into a Common Stock Sales Agreement (the “Sales Agreement”), as amended,  with H.C. Wainwright & Co., LLC (“HCW”) that would allow the Company to sell up to $20 million of shares of common stock in “at-the-market” transactions, subject to compliance with the terms and conditions of the Sales Agreement. During the year ended December 31, 2021, the Company has not offered and sold any shares of common stock under the Sales Agreement, and a total of 143,248 shares, resulting in net proceeds to the Company of $475,000 have been issued since inception. During the year ended December 31, 2021, the Company has not offered and sold any shares of common stock under the Sales Agreement. Concurrently with and upon the execution of the new Stock Sales Agreement mentioned below, the Sales Agreement dated as of February 23, 2018, between CASI and HCW, was terminated by mutual agreement of the parties.

On July 19, 2019, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent (the “Open Market Agreement”) pursuant to which the Company may elect to sell from time to time, at its option, up to $30 million in shares of the Company’s common stock, subject to the terms and conditions of the Open Market Agreement.  In 2019, the Company issued 59,000 shares under the Open Market Agreement resulting in net proceeds to the Company of $182,000. In 2020, there were 434,000 shares issued under the Open Market Agreement with net proceeds of $1,357,000. During the year ended December 31, 2021, the Company has not offered and sold any shares of common stock under the Open Market Agreement. As of March 25, 2022, the Company has issued 493,000 shares with net proceeds of $1,539,000. As of March 25, 2022, $28.5 million remained available under the Open Market Agreement.

On October 29, 2021, the Company has entered into a common stock sales agreement (“Stock Sales Agreement”), with H.C. Wainwright & Co., LLC, relating to shares of common stock of the Company. In accordance with the terms of the sales agreement, the Company may offer and sell shares of common stock in “at-the-market” transactions, subject to compliance with the terms and conditions of the Stock Sales Agreement, with an aggregate offering price of no more than $20,000,000. During the year ended December 31, 2021, the Company has not offered or sold any shares of common stock under the sales agreement. As of March 25, 2022, the Company has not offered or sold any shares of common stock under the sales agreement.

INTEREST RATE CHANGES

Management does not believe that our working capital needs are sensitive to changes in interest rates.

OFF-BALANCE-SHEET ARRANGEMENTS

We had no off-balance sheet arrangements.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Our Chief Executive Officer, and Principal Financial Officer  have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer, and Principal Financial Officer ) to allow timely decisions regarding required disclosures. Based on such evaluation, our Chief Executive Officer, and Principal Financial Officer  have concluded these disclosure controls and procedures are effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fourth quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, and Principal Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework 2013. Based on our assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2021.

ITEM 9B. OTHER INFORMATION.

Annual Meeting of Stockholders

Our 2022 Annual Meeting of Stockholders will be held on May 25, 2022. Further information will be provided in our proxy statement that will be filed with the SEC and mailed to stockholders of record as soon as practicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

We have adopted a Code of Ethics, as defined in applicable SEC rules, that applies to directors, officers and employees, including our chief executive officer and principal financial officer. The Code of Ethics is available on the Company’s website at www.casipharmaceuticals.com.

ITEM 11. EXECUTIVE COMPENSATION.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item, with the exception of information relating to compensation plans under which equity securities of the Company are authorized for issue, which appears below, is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Options under Employee Benefit Plans.    The following table discloses certain information about the options issued and available for issuance under all outstanding Company option plans, as of December 31, 2021.

	(a)	(b)	(c)
Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans [excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a)]
Equity compensation plans approved by security holders	33,243,790	$2.04	10,515,448

Warrants issued under the unauthorized plans represent compensation for consulting services rendered by the holders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. FINANCIAL STATEMENTS - See index to Consolidated Financial Statements.

2. Schedules

All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

3. Exhibits

1.1

Open Market Sale Agreement SM by and between CASI Pharmaceuticals, Inc. and Jefferies LLC dated July 19, 2019 (incorporated by reference from Exhibit 1.1 to our Current Report on Form 8-K filed on July 19, 2019)

1.2

Common Stock Sales Agreement, dated October 29, 2021, by and between CASI Pharmaceuticals, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.1 on our Form 8-K filed with the Securities and Exchange Commission on October 29, 2021)

3.1

Restated Certificate of Incorporation of CASI Pharmaceuticals, Inc. (incorporated by reference to exhibit 3.1 on our Form 10-Q for the quarter ended June 30, 2019 filed with the Securities and Exchange Commission on August 9, 2019)

3.2	Amended and Restated Bylaws dated September 10, 2020 (incorporated by reference to Exhibit 3.2 of our 10-Q/A filed with the Securities and Exchange Commission on February 10, 2021)

4.1	Description of Common Stock (incorporated by reference to Exhibit 4.1 of our Form 10-K filed with the Securities and Exchange Commission on March 30, 2021)

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Form 8-K filed with the Securities and Exchange Commission on October 19, 2017)

4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 of our Form 8-K filed with the Securities and Exchange Commission on March 23, 2018)

4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 of our Form 8-K filed with the Securities and Exchange Commission on September 14, 2018)

10.1	Form of Change in Control Agreement* (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on April 17, 2007)

10.2

First Amendment to Change in Control Agreement by and between the Company and Alexander Zukiwski* (incorporated by reference to Exhibit 10.3 of our Form 8-K filed with the Securities and Exchange Commission on December 10, 2021)

10.3

License Agreement, dated as of September 17, 2014, by and between CASI Pharmaceuticals, Inc. and Spectrum Pharmaceuticals, Inc. ++ (incorporated by reference to Exhibit 10.4 of our Form 10-K filed with the Securities and Exchange Commission on March 30, 2021)

10.4

License Agreement, dated as of September 17, 2014, by and between CASI Pharmaceuticals, Inc. and Spectrum Pharmaceuticals Cayman, L.P. ++ (incorporated by reference to Exhibit 10.5 of our Form 10-K filed with the Securities and Exchange Commission on March 30, 2021)

10.5

License Agreement, dated as of September 17, 2014, by and between CASI Pharmaceuticals, Inc. and Talon Therapeutics, Inc. ++ (incorporated by reference to Exhibit 10.6 on our Form 10-K filed with the Securities and Exchange Commission on March 30, 2021)

10.6

Employment Agreement by and between CASI Pharmaceuticals, Inc. and Alex Zukiwski, dated as of April 3, 2017* (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Securities and Exchange Commission on August 14, 2017)

10.7

First Amendment to the Employment Agreement by and between CASI Pharmaceuticals, Inc. and Alexander Zukiwski, dated as of December 9, 2021* (incorporated by reference to Exhibit 10.1 on our Form 8-K filed with the Securities and Exchange Commission on December 10, 2021)

10.8

Asset Purchase Agreement dated as of January 26, 2018 by and between CASI Pharmaceuticals, Inc. and Sandoz Inc. ++ (incorporated by reference to Exhibit 10.8 of our Form 10-K filed with the Securities and Exchange Commission on March 30, 2021)

10.9

Memorandum of Understanding, dated November 16, 2018, by and between Management Committee of Wuxi Huishan Economic Development Zone and CASI Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.20 of our Form 10-K filed with the Securities and Exchange Commission on March 29, 2019)

10.10

Investment Agreement, dated November 16, 2018, by and between Administrative Committee of Wuxi Huishan Economic Development Zone, Jiangsu Province and CASI Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.21 on our Form 10-K filed with the Securities and Exchange Commission on March 29, 2019)

10.11

Supplementary Agreement, dated November 16, 2018, by and between Administrative Committee of Wuxi Huishan Economic Development Zone, Jiangsu Province and CASI Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.22 on our Form 10-K filed with the Securities and Exchange Commission on March 29, 2019)

10.12

Shareholders’ Agreement, dated November 16, 2018, between CASI Pharmaceuticals, Inc. and Wuxi Jintou Huicun Investment Enterprise (Limited Partnership) (incorporated by reference to Exhibit 10.23 on our Form 10-K filed with the Securities and Exchange Commission on March 29, 2019)

10.13

Lease Contract, by and between Wuxi Huishan New City Life Science & Technology Industry Development Co., Ltd. and CASI Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.24 on our Form 10-K filed with the Securities and Exchange Commission on March 29, 2019)

10.14

Joint Venture Contract on Establishment of CASI (Wuxi) Pharmaceuticals Co. Ltd. by and between CASI Pharmaceuticals, Inc. and Wuxi Jintou Huicun Investment Enterprise Limited Partnership, dated as of November 16, 2018 (incorporated by reference to Exhibit 10.25 on our Form 10-K filed with the SEC on March 29, 2019)

10.15

Labor Contract, effective as of September 1, 2018, between CASI (Beijing) Pharmaceuticals, Inc. and Wei (Larry) Zhang* (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed with the SEC on March 29, 2019)

10.16	CASI Pharmaceuticals, Inc. 2011 Long Term Incentive Plan, as amended* (previously filed with, and incorporated herein by reference to the Company’s Definitive Proxy Statement filed on April 30, 2019)

10.17	CASI Pharmaceuticals, Inc. 2021 Long Term Incentive Plan, as amended* (previously filed with, and incorporated herein by reference to the Company’s Definitive Proxy Statement filed on May 10, 2021)

10.18

Exclusive Distribution Agreement, effective as of March 5, 2019, by and among CASI Pharmaceuticals, Inc, China Resources Guokang Pharmaceuticals Co., Ltd. and CASI (Beijing) Biopharmaceuticals Technology Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Quarterly Report filed May 15, 2019)

10.19	Offer Letter from CASI Pharmaceuticals, Inc. to Dr. He dated March 22, 2019, effective April 2, 2019* (incorporated by reference to Exhibit 10.2 to the Quarterly Report filed May 15, 2019)

10.20

License Agreement by and between CASI Pharmaceuticals, Inc. and Black Belt Therapeutics Limited entered into as of April 16, 2019 (incorporated by reference to Exhibit 10.3 to the Quarterly Report filed May 15, 2019)+

10.21

Exclusive License Agreement by and between CASI Pharmaceuticals, Inc. and Juventas Cell Therapy Ltd effective June 15, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 9, 2019)+

10.22	Investment Agreement in respect of Juventas Cell Therapy Ltd effective June 15, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 9, 2019)+

10.23

Contract for Assignment of the Right to the Use of the State-owned Construction Land (no. 3202842019CR0019) dated November 15, 2019 (incorporated by reference to Exhibit 10.22 on our Annual Report on Form 10-K filed on March 16, 2020).

10.24

Form of CASI Pharmaceuticals, Inc. Performance-Contingent 2011 Long-Term Incentive Plan Non-Qualified Stock Option Grant Agreement (for Optionees in China)* (incorporated by reference to Exhibit 4.1 on our Quarterly Report on Form 10-Q filed May 15, 2019)

10.25

Form of CASI Pharmaceuticals, Inc. Performance-Contingent 2021 Long-Term Incentive Plan Non-Qualified Stock Option Grant Agreement (for Optionees in China)* (incorporated by reference to Exhibit 10.1 on our Quarterly Report on Form 10-Q filed August 12, 2021)

10.26

Form of CASI Pharmaceuticals, Inc. 2011 Long-Term Incentive Plan Non-Qualified Stock Option Grant Agreement (for Optionees in China)* (incorporated by reference to Exhibit 4.2 on our Quarterly Report on Form 10-Q filed May 15, 2019)

10.27

Form of CASI Pharmaceuticals, Inc. 2021 Long-Term Incentive Plan Non-Qualified Stock Option Grant Agreement (for Optionees in China) (incorporated by reference to Exhibit 10.2 on our Quarterly Report on Form 10-Q filed August 12, 2021)

10.28

Form of CASI Pharmaceuticals, Inc. Performance-Contingent 2011 Long-Term Incentive Plan Non-Qualified Stock Option Grant Agreement (for Optionees in the US)* (incorporated by reference to Exhibit 4.3 on our Quarterly Report on Form 10-Q filed May 15, 2019)

10.29

Form of CASI Pharmaceuticals, Inc. Performance-Contingent 2021 Long-Term Incentive Plan Non-Qualified Stock Option Grant Agreement (for Optionees in the US)* (incorporated by reference to Exhibit 10.3 on our Quarterly Report on Form 10-Q filed August 12, 2021)

10.30

Form of CASI Pharmaceuticals, Inc. 2011 Long-Term Incentive Plan Non-Qualified Stock Option Grant Agreement (for Optionees in the US)* (incorporated by reference to Exhibit 4.4 on our Quarterly Report on Form 10-Q filed May 15, 2019)

10.31

Form of CASI Pharmaceuticals, Inc. 2021 Long-Term Incentive Plan Non-Qualified Stock Option Grant Agreement (for Optionees in the US)* (incorporated by reference to Exhibit 10.4 on our Quarterly Report on Form 10-Q filed August 12, 2021)

10.32

Supplementary Agreement to the Exclusive License Agreement effective as of September 29, 2020++ (incorporated by reference to Exhibit 10.1 on our Quarterly Report on Form 10-Q filed on November 9, 2020)

10.33

Investment Agreement by and between Juventas Cell Therapy Ltd and CASI Biopharmaceuticals (WUXI) Co., Ltd. effective as of September 22, 2020++ (incorporated by reference to Exhibit 10.2 on our Quarterly Report on Form 10-Q filed on November 9, 2020)

10.34

License and Development Agreement, dated March 5, 2021, between the Company and Cleave Therapeutics Inc., (incorporated by reference to Exhibit 10.1 on our Quarterly Report on Form 10-Q filed on May 13, 2021)++

10.35

License and Development Agreement for BI-1206 dated October 26, 2020 by and between the Company and BioInvent, International AB ++ (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed on March 30, 2021)

21	Subsidiaries of the Registrant **

23.1	Consent of Independent Registered Public Accounting Firm **

31.1	Rule 13a-14(a) Certification of Chief Executive Officer **

31.2	Rule 13a-14(a) Certification of Principal Financial Officer **

32.1	Rule 13a-14(b) Certification by Chief Executive Officer **

32.2	Rule 13a-14(b) Certification by Principal Financial Officer **

101**

Interactive Data Files The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2010 and 2020, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020 and 2019 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020 and (v) Notes to Consolidated Financial Statements.

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

Date: March 28, 2022

CASI Pharmaceuticals, Inc.

By:	/s/Wei-Wu He
Wei-Wu He
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Wei-Wu He	Chief Executive Officer and Chairman	March 28, 2022
Wei-Wu He	(Principal Executive Officer)

/s/ Larry (Wei) Zhang	President (Principal Financial Officer)	March 28, 2022
Larry (Wei) Zhang

/s/ James Z. Huang	Director	March 28, 2022
James Z. Huang

/s/ Franklin C. Salisbury	Director	March 28, 2022
Franklin C. Salisbury

/s/ Rajesh C. Shrotriya	Director	March 28, 2022
Rajesh C. Shrotriya

/s/ Y. Alexander Wu	Director	March 28, 2022
Y. Alexander Wu

/s/ Quan Zhou	Director	March 28, 2022
Quan Zhou

The following consolidated financial statements of CASI Pharmaceuticals, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
CASI Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CASI Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Fair Value Measurement of Investment in Equity Interests of Juventas Cell Therapy Ltd. Using the Measurement Alternative

As discussed in Note 3 to the consolidated financial statements, as of December 31, 2021, the Company’s investment in Juventas Cell Therapy Ltd. (“Juventas”)’s equity interests was US$32,308. The investment is measured using the measurement alternative at its cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company recognized gain of fair value change for equity interests of US$ 5.5 million for the year ended December 31, 2021, based on the price in an orderly transaction for newly issued equity interests of Juventas, which is further adjusted to reflect the differences between the newly issued equity interests of Juventas and the Company’s investment.

We identified the fair value measurement of the investment in equity interests of Juventas as a critical audit matter. Specialized skill and knowledge and subjective auditor judgment were needed to evaluate the expected volatility used to determine the fair value.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s process to estimate the fair value of the investment in equity interests of Juventas, including controls over the Company’s  evaluation of expected volatility applied to the valuation model . We involved valuation professionals with specialized skills and knowledge who assisted in:

•evaluating the expected volatility determined by the Company by comparing such volatility to an expected volatility that was independently developed using publicly available market data for comparable entities

•developing an estimate of the fair value of the investment in equity interests of Juventas using the independently developed expected volatility and comparing it to the value determined by the Company.

/s/ KPMG Huazhen LLP

We have served as the Company’s auditor since 2019.

Beijing, China
March 28, 2022

CASI Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$38,704	$57,064
Investment in equity securities, at fair value	9,868	9,309
Accounts receivable, net of $0 allowance for doubtful accounts	9,803	4,645
Inventories	1,907	1,356
Prepaid expenses and other	1,688	1,651
Total current assets	61,970	74,025

Property, plant and equipment, net	12,712	2,062
Intangible assets, net	12,203	13,210
Long-term investments	40,128	29,442
Right of use assets	9,107	8,696
Other assets	2,178	299
Total assets	$138,298	$127,734

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,789	$3,260
Accrued and other current liabilities	8,397	3,424
Bank borrowings	—	826
Notes payable	—	466
Total current liabilities	13,186	7,976

Deferred income	2,828	2,351
Other liabilities	14,325	13,834
Total liabilities	30,339	24,161

Commitments and contingencies (Note 21)

Redeemable noncontrolling interest, at redemption value (Note 12)	23,457	22,033

Stockholders’ equity:
Preferred stock, $1.00 par value: 5,000,000 shares authorized and 0 shares issued and	—	—
outstanding
Common stock, $0.01 par value:
250,000,000 shares authorized at December 31, 2021 and December 31, 2020
139,877,032 shares and 124,023,374 shares issued at December 31, 2021 and December 31, 2020, respectively;
139,797,487 shares and 123,943,829 shares outstanding at December 31, 2021 and December 31, 2020, respectively	1,399	1,240
Additional paid-in capital	694,826	658,246
Treasury stock, at cost: 79,545 shares held at December 31, 2021 and December 31, 2020	(8,034)	(8,034)
Accumulated other comprehensive income	1,954	589
Accumulated deficit	(605,643)	(570,501)
Total stockholders’ equity	84,502	81,540
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$138,298	$127,734

The accompanying notes are an integral part of these consolidated financial statements.

CASI Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31
	2021	2020
Revenues:
Product sales	$30,020	$15,001
Lease income from a related party	148	140
Total revenues	30,168	15,141

Costs of revenues:
Cost of goods sold	6,616	6,553
Royalty fee	5,941	2,955
Total costs of revenues	12,557	9,508

Gross Profit	17,611	5,633

Operating expenses:
Research and development	14,422	11,470
General and administrative	23,766	19,661
Selling and marketing	14,705	7,815
Acquired in-process research and development	6,555	17,828
Gain on disposal of intangible assets	—	(1,152)
Impairment of intangible assets	—	1,537
Total operating expenses	59,448	57,159

Loss from operations	(41,837)	(51,526)

Non-operating income (expense):
Interest income, net	321	866
Other income	558	82
Foreign exchange gain (losses)	321	(1,255)
Change in fair value of investments	5,660	4,322
Impairment loss of long-term investments	(865)	—
Loss before income tax expense	(35,842)	(47,511)
Income tax expense	—	—
Net loss	(35,842)	(47,511)
Less: loss attributable to redeemable noncontrolling interest	(700)	(918)
Accretion to redeemable noncontrolling interest redemption value	1,512	1,694
Net loss attributable to CASI Pharmaceuticals, Inc.	$(36,654)	$(48,287)

Net loss per share (basic and diluted)	$(0.27)	$(0.44)
Weighted average number of common stock outstanding (basic and diluted)	136,105,539	110,452,288

Comprehensive loss:
Net loss	$(35,842)	$(47,511)
Foreign currency translation adjustment	1,977	3,904
Total comprehensive loss	$(33,865)	$(43,607)
Less: Comprehensive loss attributable to redeemable noncontrolling interest	(88)	(331)
Comprehensive loss attributable to common stockholders	$(33,777)	$(43,276)

The accompanying notes are an integral part of these consolidated financial statements.

CASI Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2021 and 2020

(In thousands, except share data)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Income/(Loss)	Deficit	Total
Balance at December 31, 2019	—	$—	97,771,698	979	$606,686	$(8,034)	$(2,728)	$(523,908)	$72,995
Issuance of common stock for options and warrants exercised	—	—	2,737,795	27	3,847	—	—	—	3,874
Repurchase of stock options to satisfy tax withholding obligations	—	—	—	—	(251)	—	—	—	(251)
Issuance of common stock pursuant to financing agreements	—	—	23,434,336	234	44,865	—	—	—	45,099
Stock issuance costs	—	—	—	—	(3,028)	—	—	—	(3,028)
Stock-based compensation expense, net of forfeitures	—	—	—	—	7,821	—	—	—	7,821
Foreign currency translation adjustment	—	—	—	—	—	—	3,317	—	3,317
Net loss attributable to CASI Pharmaceuticals, Inc.	—	—	—	—	(1,694)	—	—	(46,593)	(48,287)
Balance at December 31, 2020	—	$—	123,943,829	$1,240	$658,246	$(8,034)	$589	$(570,501)	$81,540
Issuance of common stock pursuant to financing agreements	—	—	15,853,658	159	32,341	—	—	—	32,500
Stock issuance costs	—	—	—	—	(2,019)	—	—	—	(2,019)
Stock-based compensation expense, net of forfeitures	—	—	—	—	7,770	—	—	—	7,770
Foreign currency translation adjustment	—	—	—	—	—	—	1,365	—	1,365
Net loss attributable to CASI Pharmaceuticals, Inc.	—	—	—	—	(1,512)	—	—	(35,142)	(36,654)
Balance at December 31, 2021	—	$—	139,797,487	$1,399	$694,826	$(8,034)	$1,954	$(605,643)	$84,502

The accompanying notes are an integral part of these consolidated financial statements.

CASI Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended

	December 31, 2021	December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,842)	(47,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation for property, plant and equipment	468	562
Loss on disposal of property, plant and equipment	65	—
Amortization of intangible assets and held-for-sale assets	1,347	1,397
Reduction in the carrying amount of the right-of-use assets	1,280	1,272
Gain on disposal of intangible assets	—	(1,152)
Impairment of intangible assets	—	1,537
Stock-based compensation expense	7,770	7,821
Acquired in-process research and development	6,555	17,828
Government grant as a result of loan forgiveness	(472)	—
Change in fair value of investments	(5,660)	(4,322)
Impairment loss of long-term investments	865	—
Changes in operating assets and liabilities:
Accounts receivable	(5,158)	(3,352)
Inventories	(551)	3,186
Prepaid expenses and other assets	(1,303)	(184)
Accounts payable	1,491	(1,540)
Accrued liabilities and other liabilities	2,354	(1,393)
Deferred income	(51)	(35)
Net cash used in operating activities	(26,842)	(25,886)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of intangible assets	—	2,700
Proceeds from disposal of property and equipment	10	—
Purchases of property, plant and equipment	(8,945)	(1,499)
Loan to a related party	—	(10,033)
Receipt of repayment of loan from a related party	—	10,033
Cash paid to acquire in-process research and development	(6,555)	(17,828)
Cash paid to acquire convertible loan in Black Belt Tx Limited	(86)	(83)
Receipt of repayment of Black Belt convertible note	172	—
Cash paid to acquire convertible loan in Alesta Tx	(261)	—
Cash paid to acquire convertible loan in Cleave	(5,500)	—
Cash paid to acquire equity securities in BioInvent International AB	—	(6,318)
Receipt of government grants related to land use right	474	2,309
Net cash used in investing activities	(20,691)	(20,719)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	—	466
Proceeds from bank borrowings	709	783
Repayment of bank borrowings	(1,548)	—
Stock issuance costs	(2,019)	(2,818)
Proceeds from sale of common stock	32,500	45,099
Proceeds from exercise of stock options	—	3,874
Repurchase of stock options to satisfy tax withholding obligations	—	(251)
Net cash provided by financing activities	29,642	47,153

Effect of exchange rate change on cash and cash equivalents	(469)	2,895
Net (decrease)/ increase in cash and cash equivalents	(18,360)	3,443

Cash and cash equivalents at beginning of year	57,064	53,621
Cash and cash equivalents at end of year	$38,704	$57,064

Supplemental disclosure of cash flow information:
Interest paid	$42	$—
Income taxes paid	$—	$—

Non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued and other current liabilities	$3,288	$467
Government grant as a result of loan forgiveness (Note 10)	$472	$—

The accompanying notes are an integral part of these consolidated financial statements.

CASI Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

1.      DESCRIPTION OF BUSINESS

CASI Pharmaceuticals, Inc. (“CASI” or the “Company”) (Nasdaq: CASI) is a U.S. biopharmaceutical company focused on developing and commercializing innovative therapeutics and pharmaceutical products in China, the United States, and throughout the world. The Company was incorporated in 1991, and in 2012, with new leadership, the Company shifted its business strategy to China and has since built an infrastructure in China that includes sales and marketing, medical affairs, regulatory and clinical development and in the foreseeable future, manufacturing. In 2014, the Company changed its name to “CASI Pharmaceuticals, Inc.” The majority of the Company’s operations are now located in China. The Company is focused on acquiring, developing and commercializing products that augment its hematology/oncology therapeutic focus as well as other areas of unmet medical need. The Company is executing its plan to become a biopharmaceutical leader by launching medicines in the greater China market leveraging its China-based regulatory, clinical and commercial competencies and its global drug development expertise.

The Company launched its first commercial product, EVOMELA® (Melphalan for Injection) in China in August 2019. In China, EVOMELA® is approved for use as a conditioning treatment prior to stem cell transplantation and as a palliative treatment for patients with multiple myeloma. The other core hematology/oncology assets in the Company’s pipeline include:

●	CNCT19 is an autologous CD19 CAR-T investigative product (“CNCT19”) being developed by our partner Juventas Cell Therapy Ltd. (“Juventas”) for which the Company has exclusive World-Wide co-commercial and profit-sharing rights. CNCT19 is being developed as a potential treatment for patients with hematological malignancies which express CD19 including, B-cell acute lymphoblastic leukemia (“B-ALL”) and B-cell non-Hodgkin lymphoma (“B-NHL”). The CNCT19 Phase 1 studies in patients with B-ALL and B-NHL in China have been completed by Juventas, the Phase 2 B-ALL and B-NHL registration studies are both currently enrolling in China since the fourth quarter of 2020.

●	BI-1206 is an antibody which has a novel mode-of-action, blocking the inhibitory antibody checkpoint receptor FcγRIIB to unlock anti-cancer immunity and enhance the efficacy of antibody-based immunotherapy in both hematological malignancies and solid tumors for which the Company has licensed exclusive greater China rights from BioInvent International AB (“BioInvent”). BI-1206 is being investigated by BioInvent in a Phase 1/2 trial, in combination with anti-PD1 therapy Keytruda® (pembrolizumab), in patients with solid tumors, and in a Phase 1/2a trial in combination with MabThera® (rituximab) in patients with relapsed/refractory non-Hodgkin lymphoma (NHL). BI-1206 has the potential to restore the activity of rituximab in patients with relapsed/refractory non-Hodgkin lymphoma. Clinical Trial Application (CTA) was approved by China National Medical Products Administration (NMPA) in December 2021. The Company is planning Phase 1 trials of BI-1206 as a single agent to evaluate the PK/safety profile and in combination with rituximab in patients with NHL (mantle cell lymphoma, marginal zone lymphoma, and follicular lymphoma) to assess safety and tolerability, select the Recommended Phase 2 Dose and assess early signs of clinical efficacy as part of its development program for BI-1206 in China. The studies are expected to start in the first half of 2022.

●	CB-5339 is a novel VCP/p97 inhibitor focused on valosin-containing protein (VCP)/p97 as a novel target in protein homeostasis, DNA damage response and other cellular stress pathways for therapeutic use in the treatment of patients with various malignancies. The Company entered into an exclusive license on March 21, 2021 with Cleave Therapeutics, Inc. (“Cleave”) for the development and commercialization of CB-5339 in Mainland China, Hong Kong, Macau and Taiwan. CB-5339, an oral second-generation, small molecule VCP/p97 inhibitor, is being evaluated in a Phase 1 clinical trial in patients with acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS). CB-5339 CTA application for the multiple myeloma indication is in preparation after receiving an acceptance letter for the CB-5339 IND package from the China Center of Drug Evaluation (“CDE”).

●	CID-103 is a full human IgG1 anti-CD38 monoclonal antibody recognizing a unique epitope that has demonstrated encouraging preclinical efficacy and safety profile compared to other anti-CD38 monoclonal antibodies for which the Company has exclusive global rights. CID-103 is being developed for the treatment of patients with multiple myeloma. The Phase 1 dose escalation and expansion study of CID-103, in patients with previously treated, relapsed or refractory multiple myeloma is ongoing in France and the UK.

The Company also has greater China rights to Octreotide (Long Acting Injectable), a standard of care for the treatment of acromegaly and for the control of symptoms associated with certain neuroendocrine tumors; and Thiotepa, a cytotoxic agent which has a long history of established use in the hematology/oncology setting, the Company has an exclusive China license and distribution rights to a novel formulation of thiotepa, which has multiple indications including use as a conditioning treatment for certain allogeneic haemopoietic stem cell transplants. However, due to the evolving standard of care environment, the rare and niche indication for these products, potential US regulatory action and its commitment to prioritize resources, the Company is currently evaluating its potential opportunities for these products.  In addition, the Company’s assets include six FDA-approved ANDAs which it is evaluating due to generic drug pricing reforms by the Chinese government and its impact on the pricing and competitiveness of these products.

CASI has built a fully integrated, world class biopharmaceutical company dedicated to the successful development and commercialization of innovative and other therapeutic products. Its business development strategy is currently focused on acquiring additional targeted drugs and immuno-oncology therapeutics through licensing that will expand its hematology/oncology franchise. The Company uses a market-oriented approach to identify pharmaceutical/biotechnology candidates that it believes to have the potential for gaining widespread market acceptance, either globally or in China, and for which development can be accelerated under its global drug development strategy. In many cases its business development strategy includes direct equity investments in the licensor company.  The Company intends for its pipeline to reflect a diversified and risk-balanced set of assets that include (1) late-stage clinical drug candidates in-licensed for China or global regional rights, (2) proprietary or licensed innovative drug candidates, and (3) select high quality pharmaceuticals that fit its therapeutic focus. The Company has focused on US/EU approved product candidates, and product candidates with proven targets or product candidates that have reduced clinical risk with a greater emphasis on innovative therapeutics. Although oncology with a focus on hematological malignancies is its principal clinical and commercial target, the Company is opportunistic about other therapeutic areas that can address unmet medical needs. The Company will continue to pursue building a robust pipeline of drug candidates for development and commercialization in China as its primary market, and if rights are available for the rest of the world.

The Company believes its China operations offer a significant market and growth potential due to the extraordinary increase in demand for high quality medicines coupled with regulatory reforms in China that facilitate the entry of new pharmaceutical products into the country. The Company will continue to in-license clinical-stage and late-stage drug candidates, and leverage its cross-border operations and expertise, and hope to be the partner of choice to provide access to the China market. The Company expects the implementation of its plans will include leveraging its resources and expertise in both the U.S. and China so that the Company can maximize regulatory, development and clinical strategies in both countries.

The Company’s commercial product, EVOMELA®, was originally licensed from Spectrum Pharmaceuticals, Inc. (“Spectrum”) and it had a supply agreement with Spectrum to support its application for import drug registration and for commercialization purposes. Spectrum completed the sale of its portfolio of FDA-approved hematology/oncology products including EVOMELA® to Acrotech Biopharma L.L.C. (“Acrotech”) on March 1, 2019. The original supply agreement with Spectrum was assumed by Acrotech; Spectrum agreed to continue with a short-term supply agreement for EVOMELA® for the initial commercial product supply in connection with the launch, with the long-term supply assumed by Acrotech.

As part of the long-term strategy to support its future clinical and commercial manufacturing needs and to manage its supply chain for certain products, on December 26, 2018, the Company established CASI Pharmaceuticals (Wuxi) Co., Ltd.. (“CASI Wuxi”) to develop a future GMP manufacturing facility that will be in the Wuxi Huishan Economic Development Zone in Jiangsu Province, China.  In November 2019, CASI Wuxi entered into a fifty-year lease agreement for the right to use state-owned land in China for the construction of a manufacturing facility. Pursuant to the agreement, CASI Wuxi has committed to invest land use right and property, plant and equipment of RMB 1 billion (equivalent to $143 million) by August 2022. In April 2020, CASI Wuxi received RMB 15.9 million (equivalent to $2.2 million) from the Jiangsu Province Wuxi Huishan Economic Development Zone as government grant for this development project which was recorded as deferred income in April 2020. In November 2021, CASI Wuxi received additional RMB 3.0 million (equivalent to $0.5 million) from the Jiangsu Province Wuxi Huishan Economic Development Zone as a government grant for this development project which was recorded as deferred income in November 2021. In 2020, for the design and construction work of the land, CASI Wuxi entered into several contracts for RMB 76.1 million ($12.0 million) to complete the phase 1 project of CASI Wuxi's research and development production base, the project was the estimated to be completed in October 2023. In February 2022, CASI Wuxi has reached an alignment with the Wuxi local government that it will collaborate with Wuxi LP to co-develop the land continuously in the future, and the development plan will be extended, details regarding the plan are under negotiation. Also in 2020, CASI Wuxi entered in to a lease agreement with local government for a manufactory building next to the leased land. Since then, the Company entered into a series of contracts for the remodeling and installation work of the building and warehouse, as well as purchase of equipments. The total contract amount entered into for this building is approximately RMB 92.9 million ($14.6 million).

Certain line item, as disclosed below, in the December 31, 2020 consolidated financial statements has been reclassified to conform to the December 31, 2021 presentation. Payables related to property and equipment in the amount of $0.5 million as of December 31, 2020, which was previously included in accounts payable, and has been reclassified as accrued and other current liabilities on the consolidated balance sheet as of December 31, 2020 (see Note 8).

Liquidity and Capital Resources

Since its inception in 1991, the Company has incurred significant losses from operations and, as of December 31, 2021, has incurred an accumulated deficit of $605.6 million.

Taking into consideration the cash and cash equivalents as of December 31, 2021, the Company believes that it has sufficient resources to fund its operations at least one year beyond the date that the consolidated financial statements are issued. As of December 31, 2021, the Company had a balance of cash and cash equivalents of $38.7 million, of which $19.3 million was held in the financial institutions in the PRC. The Company intends to continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements or opportunities.

Risks and Uncertainties

During the peak of the COVID-19 pandemic in 2020, the Company experienced disruptions to the EVOMELA® marketing and sales activities as well as to the supply chain for EVOMELA®. The COVID-19 pandemic also impacted the targeted start time of its CID-103 trial due to the lock down of many medical facilities in Europe. During 2021, the Company has experienced minimal disruption to its business activities or supply chain as a result of the COVID-19 pandemic. Furthermore, in June 2021, the Company achieved the First-Patient-In (FPI) in the Phase 1 dose escalation and expansion study of CID-103 in patients with previously treated, relapsed or refractory multiple myeloma. The study is designed to assess the safety, tolerability, pharmacology and clinical activity of CID-103.

The Company currently relies on a single source for the supply of EVOMELA®. The continuation of the COVID-19 pandemic or the emergence of new COVID-19 variants or new pandemics may affect the economies and financial markets of many countries, which may result in a period of economic slowdown or recessions. In such an event, its ability to continue to commercialize and expand distribution of EVOMELA® could be adversely affected if the supplier refuses or is unable to provide products for any reason (including the occurrence of an event like the COVID-19 pandemic that makes delivery impractical. The Company would have to work with Acrotech to negotiate an agreement with a substitute supplier, which, assuming a substitute supplier was available, would likely interrupt the manufacturing of EVOMELA®, cause supply chain delays and increase costs.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, which may result in a period of regional, national, and global economic slowdown or regional, national, or global recessions that could affect the Company’s ability to continue to commercialize and expand distribution of EVOMELA® (Melphalan

For Injection) or other drugs in its existing product pipeline. Early in the COVID-19 pandemic, the Company experienced a disruption to its supply chain for EVOMELA®, it has experienced no supply disruption in 2021; however, there can be no assurance that restrictions will not be imposed again. In addition, economic and other uncertainties may adversely affect other parties’ willingness to negotiate and execute product licenses and thus hamper our ability to in-license clinical-stage and late-stage drug candidates in China or elsewhere.

License and Distribution Agreements

Acrotech License Arrangements

The Company has product rights and perpetual exclusive licenses from Acrotech Biopharma L.L.C. (“Acrotech”) to develop and commercialize its commercial product EVOMELA® (Melphalan Hydrochloride For Injection) in the greater China region (which includes Mainland China, Taiwan, Hong Kong and Macau), as well as similar rights to assets ZEVALIN® (Ibritumomab Tiuxetan) and MARQIBO® (Vincristine Sulfate Liposome Injection). The exclusive licenses held by the Company were originally licensed from Spectrum Pharmaceuticals, and Spectrum completed the sale of its portfolio of FDA-approved hematology/oncology products including EVOMELA® to Acrotech on March 1, 2019. On December 3, 2018, the Company received NMPA’s approval for importation, marketing and sales in China and in August 2019 the Company launched EVOMELA® in China. The NMPA required post-marketing study has completed and the clinical study report is being finalized for regulatory submission.

China Resources Pharmaceutical Commercial Group International Trading Co., Ltd.

In March 2019, the Company entered into a three-year exclusive distribution agreement with China Resources Pharmaceutical Commercial Group International Trading Co., Ltd. (“CRPCGIT”) to appoint CRPCGIT on an exclusive basis as its distributor to distribute EVOMELA® in the territory of the People’s Republic of China (excluding Hong Kong, Taiwan and Macau), subject to certain terms and conditions. The Company’s internal marketing and sales team are responsible for commercial activities, including, for example, direct interaction with Key Opinion Leaders (KOL), physicians, hospital centers and the generating of sales. The agreement was renewed in March 2022 for another two years. Commercial sales of EVOMELA® were launched in August 2019. For the years ended December 31, 2021 and 2020, the Company recognized $30.0 million and $15.0 million, respectively, of revenues from sales of EVOMELA® under this arrangement.

Juventas Cell Therapy Ltd.

In June 2019, the Company entered into a license agreement for exclusive worldwide license to commercialize an autologous anti-CD19 T-cell therapy product (CNCT19) from Juventas (the “Juventas license agreement”).  Juventas is a China-based company engaged in cell therapy. The terms of the agreement include RMB 70 million ($10 million) of milestone payments upon the registration of Phase II clinical trial of CNCT19 and sales royalty payments.  The milestone was met during the quarter ended September 30, 2020.  As a result, the Company paid the milestone payment of RMB 70 million to Juventas in September 2020 (see Note 3), which was expensed as acquired in-process research and development in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020.

In September 2020, Juventas and its shareholders (including CASI Biopharmaceuticals) agreed to certain terms and conditions required by a new third-party investor to facilitate the Series B financing of Juventas, pursuant to which the Company agreed to amend and supplement the original licensing agreement (the "Supplementary Agreement") by agreeing to pay Juventas certain percentage of net profits generated from commercial sales of CNCT19 in addition to the royalty fee payment calculated as a percentage of net sales. The Supplementary Agreement also specifies a minimum annual target net profit to be distributed to Juventas and certain other terms and obligations. In return, the Company obtained additional equity interests in Juventas (see Note 3).

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

BioInvent International AB

In October 2020, the Company entered into an exclusive licensing agreement with BioInvent International AB (“BioInvent”) for the development and commercialization of novel anti-FcγRIIB antibody, BI-1206, in mainland China, Taiwan, Hong Kong and

Macau.  BioInvent is a biotechnology company focused on the discovery and development of first-in-class immune-modulatory antibodies for cancer immunotherapy.  BI-1206 is being investigated in a Phase 1/2 trial, in combination with anti-PD1 therapy Keytruda® (pembrolizumab), in patients with solid tumors, and in a Phase 1/2a trial in combination with MabThera® (rituximab) in patients with relapsed/refractory non-Hodgkin lymphoma (NHL). Clinical Trial Application (CTA) was approved by China National Medical Products Administration (NMPA) in December 2021. The Company is planning Phase 1 trials of BI-1206 as a single agent to evaluate the PK/safety profile and in combination with rituximab in NHL (mantle cell lymphoma, marginal zone lymphoma, and follicular lymphoma) to assess safety and tolerability, select the Recommended Phase 2 Dose and assess early signs of clinical efficacy as part of its development program for BI-1206 in China. The studies are expected to start in the first half of 2022.

Under the terms of the agreement, BioInvent and CASI will develop BI-1206 in both hematological malignancies and solid tumors, with CASI responsible for commercialization in China and associated markets. CASI made a $5.9 million upfront payment in November 2020 to BioInvent and will pay up to $83 million in development and commercial milestone payments plus tiered royalties in the high-single to mid-double-digit range on net sales of BI-1206.  Because BI-1206 underlying the acquired rights has not reached technological feasibility and has no alternative future uses, the Company expensed $5.9 million as acquired in-process research and development in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2020.

Black Belt Therapeutics Limited

In April 2019, the Company entered into a license agreement with Black Belt Therapeutics Limited (“Black Belt”) for exclusive worldwide rights to CID-103, an investigational anti-CD38 monoclonal antibody (Mab) (formerly known as TSK011010). The Company expects that its clinical materials and commercial inventory will be supplied by one or more contract manufacturers with whom the Company has contracted with. Under the terms of the agreement, CASI obtained global rights to CID-103 for an upfront payment of 5 million euros ($5.7 million) and would pay up to $46.3 million in development milestone payments and certain royalties based on sales milestones. In June 2021, the Company achieved the First-Patient-In (FPI) in the Phase 1 dose escalation and expansion study of CID-103, and made $750,000 milestone payment in June 2021 and €250,000 ($305,000) payment in August 2021 under the terms of the agreement. Because CID-103 underlying the acquired rights has not yet reached technological feasibility and has no alternative uses, the Company expensed 5 million euros as acquired in-process research and development in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2019, and $1.1 million as acquired in-process research and development in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.

Cleave Therapeutics, Inc.

In March 2021, the Company entered into an exclusive license with Cleave Therapeutics, Inc. (“Cleave”) for the development and commercialization of CB-5339, an oral novel VCP/p97 inhibitor, in both hematological malignancies and solid tumors, in Mainland China, Hong Kong, Macau and Taiwan.  Cleave is a clinical-stage biopharmaceutical company focused on valosin-containing protein (VCP)/p97 as a novel target in protein homeostasis, DNA damage response and other cellular stress pathways for therapeutic use in the treatment of patients with cancer.  Cleave and the Company will develop CB-5339 in both hematological malignancies and solid tumors, with CASI responsible for development and commercialization in China and associated markets. The Company paid a $5.5 million upfront payment to Cleave and will pay up to $74 million in development and commercial milestone payments plus tiered royalties in the high-single to mid-double-digit range on net sales of CB-5339.

CB-5339 is being evaluated by Cleave in a Phase 1 clinical trial in patients with acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS). Because CB-5339 has not yet reached technological feasibility and has no alternative future uses, the Company expensed the $5.5 million upfront payment as acquired in-process research and development in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.

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

The terms of the agreement include an upfront payment of 1 million euros which was paid by the Company in 2019, and up to 2 million euros of additional milestone payments, of which 1.5 million euros ($1.7 million) was paid by the Company with achievements of certain milestones and was expensed as acquired in-process research and development in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2020. CASI is responsible for the development, import drug registration, product approval and commercialization in China. CASI has a 10-year non-royalty exclusive distribution period after the product launch at an agreed supply costs for the first three years.

Riemser Pharma GmbH

In August 2019, the Company entered into a distribution agreement in China with Riemser Pharma GmbH (“Riemser”) to a novel formulation of thiotepa, a chemotherapeutic agent, which has multiple potential indications including use as a conditioning treatment for use prior to allogenic hematopoietic stem cell transplantation. Thiotepa has a long history of established use in the hematology/oncology setting. Pursuant to the distribution agreement, CASI obtained the exclusive distribution right of the products in China, and Riemser will be responsible for manufacturing and supplying CASI with clinical materials and commercial inventory. The Company is applying NADA registration and, subject to regulatory and marketing approvals, the Company intends to advance and commercialize this product in China. In January 2020, Riemser was acquired by Esteve Healthcare, S.L. (“ESTEVE”), an international pharmaceutical company headquartered in Barcelona. There is no contingent milestone payment due to Riemser under the agreement.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company's significant accounting estimates relate to recoverability of operating lease right-of-use assets, intangible assets and long-term investments, net realizable value and obsolescence allowance for inventories, deferred tax assets and valuation allowance, allowance for doubtful accounts, stock-based arrangements and fair value of investments. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results may differ from those estimates, and such differences may be material to the consolidated financial statements.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, in which CASI, directly or indirectly, has a controlling financial interest.

These subsidiaries include Miikana Therapeutics, Inc. (“Miikana”), CASI China, CASI Wuxi, CASI Biopharmaceuticals (WUXI) Co., Ltd. (“CASI Biopharmaceuticals”), CASI Pharmaceuticals (Hainan) Co., Ltd. (“CASI Hainan”) and ZhongBio (Beijing) Tech Co. Ltd. ("ZhongBio”).

CASI China is a Chinese entity with 100% of its interest owned by CASI. CASI China received approval for a business license from the Beijing Industry and Commercial Administration in August 2012 and has operating facilities in Beijing. CASI Wuxi was established on December 26, 2018 in China to develop a manufacturing facility in China. CASI Biopharmaceuticals is a wholly owned subsidiary of CASI Wuxi and was established in April 2019. The Company controls CASI Wuxi through 80% voting rights. Accordingly, the financial statements of CASI Wuxi have been consolidated in the Company's consolidated financial statements since its inception. CASI Hainan and ZhongBio are wholly owned subsidiaries of CASI China and was established in June 2021 and September 2016, respectively.

All inter-company balances and transactions have been eliminated in consolidation. The Company currently operates in one operating segment, which is the development of innovative therapeutics addressing cancer and other unmet medical needs for the global market.

Foreign Currency Translation and Transactions

The accompanying consolidated financial statements of the Company are reported in US dollars. The financial position and results of operations of the Company’s subsidiaries in the PRC are measured using the Renminbi (RMB), which is the local and functional currency of these entities. Assets and liabilities of the Company’s PRC subsidiaries are translated into US$ using the exchange rates in effect at the consolidated balance sheet date. The revenues and expenses of these entities are translated into US$ at the weighted average exchange rates for the period. The resulting translation gains (losses) are recorded in accumulated other comprehensive loss as a component of shareholders’ equity.

Transactions denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing on the transaction dates. Foreign currency denominated financial assets and liabilities are remeasured at the exchange rates prevailing at the balance sheet date. Net gains or losses resulting from foreign currency denominated transactions are recorded in foreign exchange gain (losses) in the consolidated statements of operations and comprehensive loss.

Revenue Recognition

Product sales recognized in the consolidated statements of operations and comprehensive loss are considered revenue from contracts with customers and, accordingly, the Company recognizes revenue using the following steps:

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

The Company recognizes revenue on sales of EVOMELA® when the control of the product is transferred to the distributor, which occurs upon delivery of the product to the carrier appointed by the distributor, in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for the product, excluding amounts collected on behalf of third parties (e.g. value-added taxes). Payment terms for these sales are due within 90 days. The arrangement does not include any variable consideration. The Company recognizes accounts receivable when it recognizes revenues as its right to consideration is unconditional and only the passage of time is required before payment of that consideration is due.

The costs of assurance type warranties that provide the customer the right to exchange purchased product that does not meet appropriate quality standards are recognized when they are probable and are reasonably estimable. There was no product exchange during the years ended December 31, 2021 and 2020. As of December 31, 2021 and 2020, the Company did not incur, and therefore did not defer, any material costs to obtain or fulfill contracts. The Company did not have any contract assets or contract liabilities as of December 31, 2021 and 2020.

Concentrations Risks

Cash Concentration Risk

The Company maintains its U.S. and RMB cash in bank deposit accounts, which, at times, may exceed regulated insured limits. The Company believes it is not exposed to significant credit risk on cash and cash equivalents.

Vendor Concentration Risk

The Company has a sole supplier for its EVOMELA® product. Through the second quarter of 2020, it was sourced solely from Spectrum Pharmaceuticals, Inc. (“Spectrum”) and its suppliers.  Starting with the third quarter of 2020, and all future needs will be sourced from Acrotech and its suppliers. The Company’s ability to select other providers of EVOMELA® is limited by FDA regulations.

Accounts Receivable and Credit Concentration

CRPCGIT is the sole customer of the Company's EVOMELA® product sales in China. All consolidated revenues for the years ended December 31, 2021 and 2020 were generated from sales to CRPCGIT in China, and all the Company's accounts receivable balance as of December 31, 2021 and 2020 were due from CRPCGIT.

The Company extends credit to CRPCGIT on an unsecured basis and maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable. In establishing the required allowance, management considers the historical losses, customer’s financial condition, the amount of accounts receivables in dispute, the accounts receivables aging and the customer’s payment pattern. The Company determined that no allowance for doubtful accounts were necessary as of December 31, 2021 and 2020. The balance of accounts receivable as of December 31, 2021 has been subsequently collected.

Fair Value of Financial Instruments

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

See Note 3 and Note 19 for additional fair value disclosures.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of less than 90 days that are readily convertible to known amounts of cash.

Inventories

Inventories consist of EVOMELA® finished goods and raw materials to be used in production of ANDAs and are stated at the lower of cost or net realizable value. Cost is determined using a first-in, first-out method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Adjustments are recorded to write down the carrying amount of any obsolete and excess inventory to its estimated net realizable value based on historical and forecasted demand.

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

Costs of Revenues

Costs of revenues consist primarily of the cost of inventories of EVOMELA® and sales-based royalties related to the sale of EVOMELA®.

Investments

The Company’s investments consist of investments in equity securities with readily determinable fair value, equity securities without readily determinable fair value, and investments measured using fair value option.

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

The Company elected to use fair value option to account for its investment in Cleave (see Note 3) as permitted under Accounting Standards Codification (“ASC”) 825, Financial Instruments (“ASC 825”), which then refers to ASC 820, Fair Value Measurement (“ASC 820”) to provide the fair value framework for valuing such investments. In accordance with ASC 820, the Company records such investment at fair value, with changes in fair value recorded in change in fair value of investments in the consolidated statements of operations and comprehensive loss.

Leases

At contract inception, the Company determines whether an arrangement is or contains a lease and whether the lease should be classified as an operating or a financing lease. A contract is or contains a lease if the contract conveys the right to control the use of the identified asset for a period of time in exchange for consideration. Control is determined based on the right to obtain all of the economic benefits from use of the identified asset and the right to direct the use of the identified asset. Right of use (“ROU”) assets for operating leases represent the right to use an underlying asset for the lease term, and operating lease liabilities represent the obligation to make lease payments.

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

Land use rights acquired are recognized in right-of-use assets if they meet the definition of lease.

Impairment of Long-Lived Assets

Long-lived assets, including property, plant and equipment, operating lease right-of-use (“ROU”) assets and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events and circumstances include the use of the asset or asset group in current research and development projects and any potential alternative future uses of the asset or asset group. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.  Impairment charges related to intangible assets were $0 and $1.5 million for the years ended December 31, 2021 and 2020, respectively.

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

Acquired In-Process Research and Development Expense

The Company has acquired rights to develop and commercialize product candidates. Upfront payments that relate to the acquisition of a new drug compound, as well as pre-commercial milestone payments, are immediately expensed as acquired in-process research and development in the period in which they are incurred, provided that the new drug compound did not also include processes or activities that would constitute a “business” as defined under U.S. GAAP, the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no established alternative future use.

The Company also pays contingent development milestone payments in accordance with agreements (see Note 1). The Company recognizes development milestone payments as acquired in-process research and development expenses when the milestones are reached.

Stock-Based Compensation

The Company records compensation expense associated with service and performance-based stock options in accordance with provisions of authoritative guidance. The estimated fair value of service-based awards is measured on the grant date and is generally recognized on a straight-line basis over the requisite service period and based on the proportionate amount of the requisite service period that has been rendered during each reporting period. The estimated fair value of performance-based awards is measured on the grant date and is recognized when it is determined that it is probable that the performance condition will be achieved. If the required vesting conditions are not met resulting in the forfeiture of the share-based awards, previously recognized compensation expense relating to those awards are reversed as occurred.

Grant date fair value was determined using an option pricing model which is affected by the fair value of underlying ordinary shares as well as assumptions regarding a number of complex and subjective variables, such as expected volitality, expected term of options, risk-free rate, and expected dividend yield.

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

Net Loss Per Share

Net loss per share (basic and diluted) was computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding.

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

3.      INVESTMENT IN EQUITY SECURITIES, AT FAIR VALUE AND LONG-TERM INVESTMENTS

Investment in equity securities, at fair value

MaxCyte Inc.

The Company has an equity investment in the common stock of MaxCyte, a publicly traded company. The Company’s investment in this equity security is carried at its fair value, with changes in fair value reported in the consolidated statements of operations and comprehensive loss in each reporting period. The fair value of this security was measured using its quoted market price, a Level 1 input, and was $3.9 million as of December 31, 2021 and $2.7 million on December 31, 2020 (see Note 19).

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

The investments in the ordinary shares and warrants of BioInvent are carried at fair value, with changes in fair value reported in the statement of operations each reporting period. The fair value of the ordinary shares was measured using its quoted market price, a Level 1 input, and was $6.0 million and $6.6 million as of December 31, 2021 and 2020 (see Note 19).

The fair value of the warrants was measured using observable market-based inputs other than quoted prices in active markets for identical assets, level 2 inputs.  The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of warrants. The fair value of the warrants was $591,000 as of December 31, 2021 (see Note 19), with assumptions including an expected life of 3.91 years, an assumed volatility of 46.32%, and a risk-free interest rate of 0.07%. The fair value of the warrants was $840,000 as of

December 31, 2020, with assumptions including an expected life of 4.91 years, an assumed volatility of 47.63%, and a risk-free interest rate of 0.36%. The Company recognized for such warrants unrealized loss of $0.25 million for the year ended December 31, 2021 and unrealized gain of $0.18 million for the year ended December 31, 2020, respectively.

The following table summarizes the Company’s investments in equity securities at fair value as of December 31, 2021 and 2020, respectively:

			Gross
(In thousands)			unrealized	Aggregate fair
As of December 31, 2021	Classification	Cost	gains	value
MaxCyte - equity interest	Investment	$—	$3,866	$3,866
BioInvent - equity interest	Investment	$5,661	$341	$6,002
Total				$9,868

			Gross
(In thousands)			unrealized	Aggregate fair
As of December 31, 2020	Classification	Cost	gains	value
MaxCyte - equity interest	Investment	$—	$2,729	$2,729
BioInvent - equity interest	Investment	$5,661	$919	$6,580
Total				$9,309

Unrealized gains on the Company’s equity investments for the years ended December 31, 2021 and 2020 were $1.1 million and $3.0 million, respectively. Unrealized lossess on the Company’s equity investments for the years ended December 31, 2021 and 2020 were $0.6 million and nil, respectively.Unrealized gains (losses) on the Company’s equity investments are recognized as change in fair value of investment in the consolidated statements of operations and comprehensive loss.

Long-term investments

Long-term investments as of December 31, 2021 and 2020 consisted of the following:

			Gross	Foreign
		Gross	unrealized	currency
As of December 31, 2021		unrealized	losses (including	translation	Aggregate
(In thousands)	Cost	gains	impairment)	adjustment	fair value
Available-for-sale debt securities:
Alesta Therapeutics B.V. - convertible loan	$261	$7	$—	$—	$268
Securities measured at fair value:
BioInvent International AB - warrants	656	—	(65)	—	591
Cleave Therapeutics, Inc. - convertible loan	5,500	76	—	—	5,576
Equity securities without readily determinable fair value:
Alesta Therapeutics B.V. - equity interests	2,250	—	(865)	—	1,385
Juventas Cell Therapy Ltd - equity interests	23,500	6,958	—	1,850	32,308
Juventas Cell Therapy Ltd - put option	491	—	(521)	30	—
Total	$32,658	$7,041	$(1,451)	$1,880	$40,128

			Gross	Foreign
		Gross	unrealized	currency
As of December 31, 2020		unrealized	losses (including	translation	Aggregate
(In thousands)	Cost	gains	impairment)	adjustment	fair value
Available-for-sale debt securities:
Black Belt Tx Limited - convertible loan	$83	$—	$—	$—	$83
Securities measured at fair value:
BioInvent International AB - warrants	656	184	—	—	840
Equity securities without readily determinable fair value:
Alesta Therapeutics B.V. - equity interests	2,250	—	—	—	2,250
Juventas Cell Therapy Ltd - equity interests	23,500	1,469	—	1,090	26,059
Juventas Cell Therapy Ltd - put option	491	—	(306)	25	210
Total	$26,980	$1,653	$(306)	$1,115	$29,442

Alesta Therapeutics B.V. (previously Black Belt Tx Limited)

In April 2019, in conjunction with its license agreement the Company entered into with Black Belt (see Note 1), the Company made a 2 million euros ($2,249,600) equity investment in the ordinary shares of a newly established, privately held UK Company, Black Belt Tx Limited (“Black Belt Tx”), representing a 14.1% equity interest with the right to appoint a non-voting board observer.

Because the Company does not have significant influence over operating and financial policies of Black Belt Tx, and the equity interests do not yet have readily determinable fair value, the investment in Black Belt Tx is stated at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.

In July 2021, Alesta Therapeutics B.V. (“Alesta Tx”) was incorporated as the parent company holding all shares of Black Belt Tx with same ownership structure as Black Belt Tx. CASI obtained 14.1% equity interest in Alesta Tx in exchange for its 14.1% equity interest in Black Belt Tx. In July 2021, a new investor contributed 750,000 euros to Alesta Tx in exchange for 770,270 newly issued common stocks, representing 8.3% of the fully diluted capital. Upon the completion of the capital contribution, the Company’s equity ownership in Alesta Tx was diluted from 14.1% to 12.9% with a fair value of $1,385,000, indicating an impairment of equity investment in Black Belt Tx. The Company recorded impairment of $865,000 representing the difference between the fair value of the investment and its carrying amount during the year ended December 31, 2021.

In July 2020, the Company entered into a three-year convertible loan agreement with Black Belt Tx (the “Black Belt Tx Loan”) in the amount of 211,800 euros ($250,000) with a non-compounding annual interest rate of 6% payable, together with the principal balance at maturity.

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

In July 2021, Black Belt Tx repaid the convertible loan of 146,566 ($172,000) euros to the Company, including 1st tranche of 70,600 euros ($83,000), 2nd tranche of 70,600 euros ($83,000)and interest of 5,366 euros ($6,000). Concurrently, the Company entered into a three-year convertible loan agreement with Alesta Tx (the “Alesta Tx Loan”) in the amount of 217,166 euros ($261,000) with a non-compounding annual interest rate of 6% payable, together with the principal balance, at maturity.

Juventas Cell Therapy Ltd.

In June 2019, in conjunction with its license agreement entered into with Juventas (see Note 1), the Company, through CASI Biopharmaceuticals, made an RMB 80 million ($11,788,000) investment in Juventas, a privately held, China-based company, in Juventas’ Series A plus equity, which represented a 16.327% equity interests on a fully diluted basis, and the right to appoint a non-voting board observer. The Company is entitled to substantive liquidation preference over the founding shareholders of Juventas. In addition, the Juventas’ founding shareholders provided a put option to the Company pursuant to which the Company can put the equity investment to the founding shareholders at a fixed return of 8% per annum upon occurrence of certain events. The investment in the equity interests of the Juventas and the investment in put option to the founding shareholders were accounted for as investments in equity securities using the measurement alternative at its cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, as the fair value of the equity securities of Juventas is not readily determinable. The consideration of RMB 80 million ($11,788,000) was allocated into investment in equity interests and investment in put option based on their relative fair value on the transaction date.

In September 2020, in conjunction with the Supplementary Agreement entered into with Juventas (see Note 1), the Company obtained additional Series A plus equity interests in Juventas with substantive liquidation preference over Juventas’ founding shareholders, resulting in the Company's equity ownership increasing to 16.45% (post-Juventas Series B financing) on a fully diluted basis. CASI Biopharmaceuticals is also entitled to appoint a director to Juventas’ board of directors. Juventas' founding shareholders also provided a put option to the Company pursuant to which the Company can put the additional equity investment to the founding shareholders at RMB 70 million plus a fixed return of 8% per annum upon occurrence of certain events. The transaction closed on September 29, 2020. The fair value of the Company’s additional equity interests in Juventas and the new put option was RMB 83.7 million ($12.3 million) and RMB 0.4 million ($64,000) on September 29, 2020, respectively.

Since the equity interests with substantive liquidation preference is not in-substance common stock, the investment in the additional equity interests of Juventas was accounted for as an investment in equity securities at transaction date fair value with a corresponding credit to Other Liabilities. The profit-sharing liability represents the Company’s obligation to pay an increased share of future profits pursuant to the Supplementary Agreement (see Note 1) which was conveyed by the Company in exchange for the additional equity interests in Juventas. The Company views this as a payment from a vendor that should reduce cost of revenues over the period of royalty payments. The long-term liability will be derecognized as payments are made on a systematic and rational basis representing the pattern in which the Company expects to settle the profit-sharing payment during the commercialization period of CNCT19.

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

On October 26, 2021, Juventas completed its Series C financing through which it raised capital of RMB 410 million ($63 million).  Upon the completion of Juventas Series C financing, the Company’s equity ownership in Juventas decreased to 12.01% on a fully diluted basis. The Company determined the Series C financing represented an orderly transaction for a similar investment of the same issuer. The fair value of the Company’s equity interests in Juventas and the put option was RMB 205.6 million ($32.3 million) and nil on October 26, 2021, respectively. The Company recognized gain of fair value change for equity interests of RMB 35.2 million ($5.5 million) and loss of fair value change for put option of RMB1.4 million ($0.2 million), respectively, in its consolidated statements of operations and comprehensive loss for the year ended December 31, 2021, based on the price in the orderly transaction for newly issued equity interests of Juventas, which is further adjusted to reflect the differences between the newly issued equity interests of Juventas and the Company’s investment.

In June 2020, the Company entered into a one-year loan agreement with Juventas in the amount of RMB 30,000,000 ($4,243,000) with an annual interest rate of 20%. In August 2020, the Company entered into another one-year loan with Juventas in the amount of RMB 40 million ($5,790,000) for one year with an annual interest rate of 20%. In September 2020, the Company received early repayments for both principals and accrued interest from Juventas. For the year ended December 31, 2020, the Company recognized interest income of $351,000 and $375,000, respectively, for these two loans.

Cleave Therapeutics, Inc.

In March 2021, in conjunction with its license agreement entered into with Cleave (see Note 1), CASI made a $5.5 million investment in Cleave through a three-year convertible note with an annual interest rate of 3% payable at maturity. The principal balance is also due at maturity.  The proceeds will support and advance Cleave’s programs and general operations.

In the event that Cleave, on or prior to the maturity date, completes an equity financing round of preferred stock of at least $10.0 million, then the outstanding principal amount and accrued interest shall be automatically converted into such shares at 80% of the price per share issued.  The investment in the convertible loan is designated an investment measured at fair value through profit or loss. The Company recognized fair value change of $76,000 for the year ended December 31, 2021.

4.      INVENTORIES

The Company’s inventories consist of finished goods amounted to $1.9 million and $1.4 million, as of December 31, 2021 and 2020, respectively. No provisions to write down the carrying amount of inventory have been recorded in the year ended December 31, 2021 and December 31, 2020.

5.      LEASES

Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Rent expense is recognized on a straight-line basis over the lease term.

Operating lease liabilities are included in accrued and other current liabilities and other liabilities (noncurrent) in the consolidated balance sheets as of December 31, 2021 and 2020. As of December 31, 2021  and 2020, the Company did not have any finance leases.

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

Rent expense for the years ended December 31, 2021 and 2020 was $1,452,000 and $1,600,000, respectively. There were no variable lease costs or sublease income for leased assets for the years ended December 31, 2021 and 2020.

Right of use assets and liabilities as of December 31, 2021 and 2020 were classified on the consolidated balance sheets as follows:

	December 31,	December 31,
(In thousands)	2021	2020
Right of use assets	$9,107	$8,696

Accrued and other current liabilities	$1,061	$939
Other liabilities	1,105	965
Total lease liabilities	$2,166	$1,904

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$1,354	$1,375

Right of use assets obtained in exchange for lease obligations:	$1,525	$1,196

All of the Company’s existing leases as of December 31, 2021 and 2020 are classified as operating leases. As of December 31, 2021 and 2020, the Company had eight and seven, respectively, material operating leases for land and facilities with remaining terms expiring from 2022 through 2069 and a weighted average remaining lease term of 36.47 years and 38.37 years, respectively. The Company has fair value renewal options for many of the Company’s existing leases, none of which are considered reasonably certain of being exercised or included in the minimum lease term. Weighted average discount rates used in the calculation of the lease liability for 2021 and 2020 is 3.56% and 3.72%, respectively. The discount rates reflect the estimated incremental borrowing rate, which includes an assessment of the credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to the lease payments in a similar economic environment.

A maturity analysis representing the future undiscounted cash flow of the Company’s operating leases liabilitiesas of December 31, 2021 is as follows:

(In thousands)
2022	$1,122
2023	774
2024	359
Total	2,255
Discount factor	(89)
Lease liability	2,166
Amounts due within 12 months	1,061
Non-current lease liability	$1,105

6.      PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment (“PP&E”) mainly includes construction in progress (“CIP”), furniture and equipment, and  leasehold improvements.

Construction in progress (“CIP”) is stated at cost and includes costs incurred to acquire, construct, or install PP&E. CIP overhead is expensed as incurred. Construction in progress is not depreciated until such time when the asset is substantially completed and ready for its intended use.  Furniture and equipment are stated at cost and are depreciated over their estimated useful lives of 3 to 5 years. Leasehold improvements are stated at cost and are amortized over the shorter of their useful lives or the lease term. Depreciation and amortization expense are determined on a straight-line basis.

In November 2019, CASI Wuxi entered into a lease agreement for the right to use state-owned land in China for the construction of a manufacturing facility. In 2020 and 2021, CASI Wuxi entered into a series of construction contracts for the building, remodeling and installation of Wuxi Project. As of December 31, 2021, the project was still under construction and the ending balance of CIP is $12.1 million.

Property, plant and equipment consist of the following:

(In thousands)	December 31,
	2021	2020
Furniture and equipment	$1,728	$1,622
Leasehold improvements	1,133	985
Construction in progress	12,095	1,193
Total property, plant and equipment, gross	14,956	3,800
Accumulated depreciation and amortization	(1,817)	(1,322)
Impairment of property, plant and equipment	(427)	(416)
	$12,712	$2,062

Depreciation expense were $468,000 and $562,000 in 2021 and 2020, respectively. The Company recognized no impairment during the years ended December 31, 2021 and 2020.

7.      INTANGIBLE ASSETS

Intangible assets include ANDAs that were acquired as part of 2018 asset acquisitions of U.S. marketed generic products, as well as capitalized costs related to a cloud computing arrangement (“CCA”). These intangible assets were originally recorded at relative estimated fair values based on the purchase price for the asset acquisitions and are stated net of accumulated amortization and impairment, if any.

The ANDAs are amortized over their estimated useful lives of 13 years, using the straight-line method. The CCA is being amortized over its useful life of 5 years.

In February 2020, the Company entered into an agreement with Chartwell Rx Sciences, LLC (“Chartwell”) in which the Company sold and transferred the control of seven U.S. FDA-approved ANDAs to Chartwell in exchange for $450,000 in cash, which the Company received in March 2020. These ANDAs had a net book value of $0 at the time of sale. The Company is entitled to an additional $1 million, contingent upon Chartwell receiving certain FDA approvals relating to certain of these ANDAs. The Company recognized a gain on disposal of intangible assets in the amount of $450,000 in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2020. The additional $1 million is treated as variable consideration. Because the amount of variable consideration is highly susceptible to factors outside the Company's influence and the Company’s experience with similar types of contracts is limited, the Company did not include the amount of variable consideration in recognition of gain on disposal of intangible assets for the year ended December 31, 2021. The Company will recognize the variable consideration and additional gain on disposal of intangible assets when the constraint on variable consideration is resolved, i.e., Chartwell receives relevant FDA approvals. As of December 31, 2021, no FDA approvals have been obtained by Chartwell on those products.

Intangible assets at December 31, 2021 and 2020 consists of the following:

(In thousands)
Asset as of December 31, 2021	Purchase Price	Accumulated Amortization	Estimated useful lives
ANDAs	$15,832	$(3,688)	13 years
Others	197	(138)	5 years
Total	$16,029	$(3,826)

(In thousands)
Asset as of December 31, 2020	Purchase Price	Accumulated Amortization	Estimated useful lives
ANDAs	$15,832	$(2,721)	13 years
Others	197	(98)	5 years
Total	$16,029	$(2,819)

The changes in intangible assets for the years ended December 31, 2021 and 2020 are as follows:

(In thousands)	2021	2020
Balance at the beginning of the year	$13,210	$13,674
Amortization expense	(1,347)	(1,289)
Foreign currency translation adjustment	340	825
Balance at the ending of the year	$12,203	$13,210

Expected future amortization expense is as follows as of December 31, 2021:

(In thousands)
2022	$1,351
2023	1,351
2024	1,323
2025	1,323
2026	1,323
2027 and thereafter	5,532

8.      ACCRUED AND OTHER CURRENT LIABILITIES, AND OTHER LIABILITIES

	Year Ended December 31,
(In thousands)	2021	2020
Accrued and other current liabilities:
Payroll and welfare payable	$3,336	$1,535
Payables related to property and equipment	3,288	467
Lease liabilities-current (Note 5)	1,061	939
Value-added tax and other tax payable	652	434
Other	60	49
	$8,397	$3,424

Other Liabilites
Profit-sharing liability to Juventas (Note 3)	$13,220	$12,869
Lease liabilities-noncurrent (Note 5)	1,105	965
	$14,325	$13,834

9.      BANK BORROWINGS

On November 3, 2020, Beijing Branch of China CITIC Bank Corporation Limited approved a guaranteed line of credit (“Bank Borrowings”) to the Company with maximum borrowings of RMB 10.0 million ($1.5 million).  The joint and several liability guarantee was provided by Beijing Capital Financing Guarantee Co, Ltd.. At December 31, 2020, the Company had outstanding borrowings under the Bank Borrowings of RMB 5.4 million ($0.8 million), which matured and was repaid in on November 7, 2021, and beared interest at a fixed rate of 3.35% per annum.

On February 3, 2021, the Company obtained an additional borrowings of RMB 4.6 million ($0.7 million) under the Bank Borrowing which also matured and was repaid in 2021, and beared a fixed interest rate of 3.72% per annum.

Interest expense of $41,000 and $1,000 was recorded for the years ended December 31, 2021 and 2020, respectively.

10.NOTES PAYABLE

On April 27, 2020, M&T Bank approved a $465,595 loan to the Company under the Paycheck Protection Program (PPP) pursuant to the Coronavirus Aid, Relief and Economic Security (CARES) Act that was signed into law on March 27, 2020. The loan, evidenced by a promissory note to M&T Bank as lender and dated April 29, 2020, has a term of two years, is unsecured, and is guaranteed by the Small Business Administration (SBA). The loan bears interest at a fixed rate of one percent per annum.  Some or all of the loan may be forgiven if the Company complies with certain relevant conditions.  In June 2020, the PPP was amended through enactment of the Paycheck Protection Program Flexibility Act of 2020 (PPPFA).  Under the PPPFA, the Company’s payments of principal and interest were deferred until October 2021.  In September 2021, the loan principal of $465,595 and outstanding interest of $6,212 were forgiven and recorded in other income in the Company’s consolidated statements of operations and comprehensive loss.

Interest expense of $2,900 and $3,100 was recorded for the years ended December 31, 2021 and 2020, respectively.

11.      GRANTS

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

In April 2020, CASI Wuxi received RMB 15.9 million (equivalent to $2.2 million) from the Jiangsu Province Wuxi Huishan Economic Development Zone as a government grant for this development project which was recorded as deferred income in April 2020. In November 2021, CASI Wuxi received additional RMB 3.0 million (equivalent to $0.5 million) from the Jiangsu Province Wuxi Huishan Economic Development Zone as a government grant for this development project which was recorded as deferred income in November 2021.

As of December 31, 2021 and 2020, deferred income balance represents the grants related to the lease of the land and will be amortized over the remaining term of the lease of the land. The Company recognized $51,000 and $35,000 of other income during the years ended December 31, 2021 and 2020, respectively.

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

Changes in redeemable noncontrolling interest during the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
(In thousands)	2021	2020
Balance at beginning of period	$22,033	$20,670
Share of CASI Wuxi net loss	(700)	(918)
Accretion of redeemable noncontrolling interest	1,512	1,694
Foreign currency translation adjustment	612	587
Balance at end of period	$23,457	$22,033

13.      STOCKHOLDERS’ EQUITY

The Company had 250 million of authorized common stock at December 31, 2021 and 2020, respectively. The Company had 5 million of authorized preferred stock as of December 31, 2021 and 2020. The Company held 79,545 of shares of common stock in treasury at its acquisition cost at December 31, 2021 and 2020.

Stock Repurchase Program

On December 15, 2021, the board of directors of CASI Pharmaceuticals, Inc. (the “Company”) approved a stock repurchase program for the repurchase of up to USD 10 million of the Company’s common stock (and no more than 12,500,000 shares of the Company’s common stock) through open market purchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 and through trading plans established pursuant to Rule 10b5-1 of the Securities Exchange Act. Under any Rule 10b5-1 trading plan the Company might adopt, the Company’s third-party broker, subject to Securities and Exchange Commission regulations regarding certain price, market, volume and timing constraints, would have authority to purchase the Company’s common stock in accordance with the terms of the plan. The actual timing, number and value of shares repurchased under the stock repurchase program will depend on a number of factors, including constraints specified in any Rule 10b5-1 trading plans, price, general business and market conditions, and alternative investment opportunities. The stock repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time. The Company anticipates funding for stock repurchase program to come from available corporate funds, including cash on hand and future cash flow. As of March 18, 2022, the Company has repurchased 3,207,661 shares of common stock amounted to $2.5 million under a Rule 10b5-1 trading plan that will terminate on March 31, 2022.

March 2021 Underwritten Public Offering

On March 24, 2021, the Company closed an underwritten public offering of 15,853,658 shares of the Company’s common stock (the “Offering”) at a price to the public of $2.05 per share. The gross proceeds to CASI from the Offering were $32.5 million before deducting the underwriting discounts and commissions and offering expenses payable by CASI.

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

Common Stock Sales Agreements

On February 23, 2018, the Company entered a Common Stock Sales Agreement (the “Sales Agreement”), as amended, with H.C. Wainwright & Co., LLC (“HCW”) that would allow the Company to sell up to $20 million of shares of common stock in “at-the-

market” transactions, subject to compliance with the terms and conditions of the Sales Agreement. In 2018, the Company issued 143,248 shares under the Sales Agreement resulting in net proceeds to the Company of $475,000. During the year ended December 31, 2021, the Company has not offered and sold any shares of common stock under the Sales Agreement. Concurrently with and upon the execution of the new Stock Sales Agreement mentioned below, the Sales Agreement dated as of February 23, 2018, between CASI and HCW, was terminated by mutual agreement of the parties.

On July 19, 2019, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC , as sales agent (the “Open Market Agreement”) pursuant to which the Company may elect to sell from time to time, at its option, up to $30 million in shares of the Company’s common stock, subject to the terms and conditions of the Open Market Agreement. In 2019, the Company issued 59,000 shares under the Open Market Agreement resulting in net proceeds to the Company of $182,000. In 2020, the Company issued 434,000 shares under the Open Market Agreement with net proceeds of $1,357,000. During the year ended December 31, 2021, the Company has not offered and sold any shares of common stock under the Open Market Agreement. As of December 31, 2021, the Company issued 493,000 shares with net proceeds of $1,539,000. As of December 31, 2021, $28.5 million remained available under the Open Market Agreement.

On October 29, 2021, the Company has entered into a common stock sales agreement (“Stock Sales Agreement”), with H.C. Wainwright & Co., LLC, relating to shares of common stock of the Company. In accordance with the terms of the sales agreement, the Company may offer and sell shares of common stock in “at-the-market” transactions, subject to compliance with the terms and conditions of the Stock Sales Agreement, with an aggregate offering price of not more than $20,000,000. As of December 31, 2021, the Company has not offered or sold any shares of common stock under the sales agreement.

Stock Purchase Warrants

In history, the Company issued shares of its common stock with accompanying warrants to certain institutional investors, accredited investors and existing stockholders.

Stock purchase warrants activity for the years ended December 31, 2021 and 2020 is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2019	9,843,720	$4.43
Exercised	(82,304)	$1.69
Expired	(1,489,707)	$3.75
Outstanding at December 31, 2020	8,271,709	$4.58
Expired	(2,098,877)	$7.19
Outstanding at December 31, 2021	6,172,832	$3.69
Exercisable at December 31, 2021	6,172,832	$3.69

All outstanding warrants are equity classified and will expire by March 2023.

14.      COSTS OF REVENUES

Costs of revenues consists primarily of the cost of inventories of EVOMELA® and sales-based royalties related to the sale of EVOMELA®. The Company is obligated to pay 20% of the Company’s revenue from EVOMELA® sales as royalties for a period of 10 years after the commercial launch of the products in 2019.

15.      NET LOSS PER SHARE

Net loss per share (basic and diluted) was computed by dividing net loss attributable to common stockholders, considering the accretions to redemption value of the redeemable noncontrolling interest, by the weighted average number of shares of common stock outstanding. As of December 31, 2021, and 2020, outstanding stock options totaling 33,243,790 and 16,746,238, respectively, and outstanding warrants totaling 6,172,832 and 8,271,709, respectively, were anti-dilutive, and therefore, were not included in the computation of weighted average shares used in computing diluted loss per share.

The following table sets forth the basic and diluted net loss per share computation and provides a reconciliation of the numerator and denominator for the periods presented:

	Year Ended December 31,
(In thousands, except share and per share data)	2021	2020
Numerator:
Net loss attributable to CASI Pharmaceuticals, Inc.	$(36,654)	$(48,287)
Denominator:
Weighted average number of common stock	136,105,539	110,452,288
Denominator for basic and diluted net loss per share calculation	136,105,539	110,452,288
Net loss per share
— Basic and diluted	$(0.27)	$(0.44)

16.      EMPLOYEE BENEFIT PLAN

The Company sponsors the CASI Pharmaceuticals, Inc. 401(k) Plan and Trust. The plan covers substantially all U.S. employees and enables participants to contribute a portion of salary and wages on a tax-deferred basis. Contributions to the plan by the Company are discretionary. Contributions by the Company totaled $187,000 and $250,000 for the years ended December 31, 2021 and 2020, respectively.

Full time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Company make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $3,137,000 and $1,542,000 for the years ended December 31, 2021 and 2020, respectively.

17.      STOCK-BASED COMPENSATION

The Company has adopted various stock compensation plans for executive, scientific and administrative personnel of the Company, as well as outside directors and consultants.

In June 2019, the Company’s stockholders approved an amendment to the 2011 Long-Term Incentive Plan (the “2011 Plan” ), increasing the number of shares of common stock reserved for issuance from 20,230,000 to 25,230,000 to be available for grants and awards.

On June 15, 2021, the 2021 Long-Term Incentive Plan (the “2021 Plan”) was approved by the Company's stockholders. The maximum number of shares of common stock that are available for grants and awards equals to 20,000,000 shares of stock, which includes 10,726,673 shares of common stock remaining under the 2011 Plan as of April 12, 2021. Currently, the 2021 Plan is administered by the Company’s compensation committee.

As of December 31, 2021, a total of 10,515,448 shares remained available for grant under the Company’s 2021 Long-Term Incentive Plan.

In addition to the 2011 Plan and the 2021 Plan, the Company also granted stock options to Dr. He, the Company’s Chairman and CEO. On June 20, 2019, the Company’s stockholders approved a grant of stock options to Dr. He at the 2019 Annual Meeting. Under the terms of the grant, Dr. He received a stock option covering 4 million shares of common stock, at an exercise price of $2.85, vesting upon the earlier of (i) the completion of a transformative event by the Company as determined at the discretion of the Company’s compensation committee and (ii) April 2, 2021, the second anniversary of the date of his appointment as CEO. On June 15, 2021, the Board approved a grant of stock options to Dr. He which consists of 4 million shares time-based and 4 million shares performance-based stock options.

The share-based compensation expenses are recorded as components of general and administrative expense, selling and marketing expense, and research and development expense, as follows:

	Year Ended December 31,
(In thousands)	2021	2020
Research and development	$361	$245
Sales and Marketing	449	39
General and administrative	6,960	7,537
Share-based compensation expense	$7,770	$7,821

Compensation expense related to stock options with service conditions is recognized over the requisite service period, which is generally the option vesting term of up to five years. Compensation expense related to stock options with performance conditions are recognized when it is probable that the performance condition will be achieved. For the years ended December 31, 2021 and 2020, $2,319,000 and $49,000 was expensed for stock option awards with performance conditions that were probable during the year, respectively.

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

Following are the weighted-average assumptions used in valuing the stock options granted to employees during the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021		2020
Expected volatility	79.68%		78.70%
Range of expected volatility	75.69%-81.50%		75.84% to 81.63%
Range of risk free interest rate	0.72%-1.38%		0.31% to 1.77%
Expected term of option	6.17	years	6.10	years
Expected dividend yield	0.00%		0.00%

The weighted average fair value of stock options granted during the years ended December 31, 2021 and 2020 were $1.0 and $1.85, respectively.

A summary of the Company’s stock option plans and changes in options outstanding under the plans during the years ended December 31, 2021 and 2020 is as follows:

		Weighted Average	Weighted Average Remaining
	Number of Options	Exercise Price	Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2019	18,268,372	$2.58
Exercised	(2,789,473)	$1.39		$1,856,978
Granted	2,380,686	$2.71
Expired	(117,722)	$5.06
Forfeited	(995,625)	$3.78
Cancelled	—	$—
Outstanding at December 31, 2020	16,746,238	$2.71
Exercised	—	$—		$—
Granted	17,939,552	$1.49
Expired	(387,000)	$4.56
Forfeited	(1,055,000)	$2.64
Cancelled	—	$—
Outstanding at December 31, 2021	33,243,790	$2.04	7.71	$—
Vested and expected to vest at December 31, 2021	33,243,790	$2.04	7.71	$—
Exercisable at December 31, 2021	15,294,016	$2.44	5.81	$—

The aggregate intrinsic value is calculated as the difference between (i) the closing price of the common stock at December 31, 2021 and (ii) the exercise price of the underlying awards, multiplied by the number of options that had an exercise price less than the closing price on the last trading day of the year. Cash received from option exercises under all share-based payment arrangements for the twelve months ended December 31, 2021 and 2020 was $0 and $3.9 million, respectively.

The following summarizes information about stock options that are outstanding at December 31, 2021:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Exercise Prices	December 31, 2021	Life in Years	Price	December 31, 2021	Price
$0.00 - $1.00	3,223,853	7.66	$0.87	1,373,853	$0.87
$1.01 - $2.00	20,495,481	7.98	$1.52	6,158,707	$1.47
$2.01 - $4.00	8,209,456	7.25	$2.99	6,746,456	$2.94
$4.01 - $7.00	1,110,000	6.65	$6.82	810,000	$6.89
$7.01 - $9.00	205,000	6.50	$8.23	205,000	$8.23
	33,243,790	7.71	$2.04	15,294,016	$2.44

As of December 31, 2021, there was $16,148,000 of total unrecognized compensation cost related to non-vested stock options, excluding not-probable performance condition options. That cost is expected to be recognized over a weighted-average period of 2.7 years.

18.      INCOME TAXES

For financial reporting purposes, loss before income taxes includes the following components:

(In thousands)	2021	2020
United States	$(32,169)	$(40,626)
PRC	(3,673)	(6,885)
Total	$(35,842)	$(47,511)

Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2021 and 2020 are as follows:

	December 31,
(In thousands)	2021	2020
Deferred income tax assets:
Net operating loss carryforwards	$69,684	$78,790
Research and development credit carryforwards	4,259	6,244
Intangible assets	8,051	8,049
Stock-based compensation	5,336	5,126
Impairment loss of long-term investments	182	—
Others	540	394
Valuation allowance for deferred income tax assets	(83,651)	(94,986)
	$4,401	$3,617

Deferred income tax liabilities:
Deferred Royalty Income	(2,342)	(2,823)
Change in fair value of investments	(1,865)	(690)
Others	(194)	(104)
	$(4,401)	$(3,617)

The Company has U.S. federal and state net operating loss (NOL) carryforwards of $302.1 million at December 31, 2021. Federal and certain state NOLs generated after 2017, have indefinite lives. Certain NOLs generated prior to 2018 begin to expire in years 2022 through 2037. The Company also has People’s Republic of China (“PRC”) NOLs carryforward of $24.2 million at December 31, 2021 that begin to expire in years 2022 through 2026. The Company also has research and experimentation (“R&E”) tax credit carryforwards of $4.3 million as of December 31, 2021 that begin to expire in years 2022 through 2038. Unused R&E tax credit carryforwards expire after a period of 20 years.

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

A reconciliation of the provision for income taxes to the federal statutory rate is as follows:

(In thousands)	2021	2020
Tax benefit at statutory rate of 21%	$(7,526)	$(9,977)
State taxes	—	(732)
Attribute expiration	10,676	13,707
Change in applicable tax rates	7,117	11,612
Nondeductible expenses	1,059	358
Deemed royalty	—	4,220
Others	9	(54)
Change in valuation allowance	(11,335)	(19,134)
	$—	$—

Note (1) Change in applicable tax rates represents the difference between the US federal statutory tax rate and the PRC statutory tax rate applied to the entities that operate in PRC. Additionally, change in applicable tax rates reflects the reduction of the Company’s deferred tax assets related to the change in the Company’s activities in and the tax laws of certain states.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(In thousands)	2021	2020
Unrecognized tax benefits balance at January 1	$2,082	$2,581
Reductions for tax positions of prior periods	(642)	(499)
Additions for tax positions of current period	—	—
Unrecognized tax benefits balance at December 31	$1,440	$2,082

The Company had $1.4 million of unrecognized tax benefits as of December 31, 2021 related to net R&E tax credit. For the year ended December 31, 2021, there was a net reduction of unrecognized tax benefits of $0.6 million related to R&E tax credits. The Company has a full valuation allowance at December 31, 2021 and 2020 against the full amount of its net deferred tax assets and, therefore, there was no impact on the Company’s financial position. The Company does not expect significant changes to the unrecognized benefit during 2020. As of December 31, 2021 and 2020, the Company did not accrue any interest related to uncertain tax positions. To date, there have been no interest or penalties charged to the Company related to income taxes.

The Company and each of its PRC subsidiaries file income tax returns in the United States and the PRC, respectively. Due to the existence of tax attribute carryforwards (which are currently offset by a full valuation allowance), all of the Company’s tax returns since 1999 are open to examination by the taxing authorities. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances where the underpayment of taxes is more than RMB100,000 ($14,334). In the case of transfer pricing issues, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion. In the US, the Company is no longer subject ot income tax examinations by authorities for years ended on or before December 31, 2017 except for certain states where the open periods are one year longer.

19.      FAIR VALUE MEASUREMENTS

Financial instruments of the Company primarily consist of cash and cash equivalents, investment in equity securities, accounts receivable, long-term investments, accounts payable, accrued liabilities, notes payable and bank borrowings. As of December 31, 2021 and 2020, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable and bank borrowings are carried at cost which approximates their fair values due to the short-term nature of the instruments.

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

The Company has an equity investment in the warrants of a publicly traded company. The Company’s investment is carried at its estimated fair value, with changes in fair value reported in the consolidated statement of operations and comprehensive loss each reporting period (see Note 3). The fair value of the warrants was measured using observable market-based inputs other than quoted prices in active markets for identical assets, level 2 inputs.  The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of warrants. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value determination of a warrant.

The Company has an investment in the convertible debt of Black Belt Tx. The Company’s investment is carried at its estimated fair value, with changes in fair value reported in the consolidated statement of operations and comprehensive loss each reporting period (see Note 3) using Level 3 input.

The Company has an investment in the convertible debt of Cleave. The Company’s investment is carried at its estimated fair value, with changes in fair value reported in the consolidated statement of operations and comprehensive loss each reporting period (see Note 3) using Level 3 input.

The following tables present the Company’s financial assets accounted for at fair value on a recurring basis as of December 31, 2021 and December 31, 2020, by level within the fair value hierarchy:

(In thousands)	Fair Value at
Description	December 31, 2021	Level 1	Level 2	Level 3
Investments classified as Current and non-Current Assets
Investments in common stock	$9,868	$9,868	$—	$—
Investment in warrants - Designated as investment measured at FVTPL	$591	$—	$591	$—
Investment in convertible loan - AFS	$268	$—	$—	$268
Investment in convertible loan - Designated as investment measured at FVTPL	$5,576	$—	$—	$5,576

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable
Description	December 31, 2021	Techniques	Input	Average/Median
Investment in convertible loan - Designated as investment measured at FVTPL	$5,576	Discounted cash flow	Discount rate	20%/20%

(In thousands)	Fair Value at
Description	December 31, 2020	Level 1	Level 2	Level 3
Investments classified as Current and non-Current Assets
Investments in common stock	$9,309	$9,309	$—	$—
Investment in warrants - Designated as investment measured at FVTPL	$840	$—	$840	$—
Investment in convertible loan - AFS	$83	$—	$—	$83

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures equity investments without readily determinable fair values at its cost, minus impairment, if any, plus or minus changes resulting from observable transactions of identical or similar securities of the same issuer.

On September 29, 2020 and October 23, 2021, respectively, the Company remeasured the investments in equity securities in Juventas  to the fair value (see Note 3). The Company estimated the fair value of these securities based on the transaction price of similar securities issued by the investee.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	September 29, 2020
Description	(remeasurement date)	Valuation Techniques	Unobservable Input	Average/Median
Investment in equity securities using measurement alternative	$26,059	Market approach	Multiples of selected comparable companies	5.3/1.1

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	October 23, 2021
Description	(remeasurement date)	Valuation Techniques	Unobservable Input	Average/Median
Investment in equity securities using measurement alternative	$32,308	Market approach	Expected volatility	59%/58%

On June 30, 2021, the Company remeasured the investment in equity securities in Alesta to the fair value of $1,385,000 (see Note 3). The Company estimated the fair value of the securities using Level 2 inputs based on the transaction price of identical securities issued by the investee.

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company has no non-financial assets and liabilities that are measured at fair value on a recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of June 30, 2020, the intangible assets and assets held for sale with a total carrying amount of $3,087,000 were written down to their fair value of $1,550,000, resulting in an impairment charge of $1,537,000, which represents the difference between the carrying value of the intangible asset and assets held for sale and its fair value. The Company estimated the fair value using Level 2 inputs based on quoted price. Assets held for sale were subsequently sold in July 2020 and October 2020, respectively.

No impairment was recorded for the year ended December 31, 2021. The Company has no non-financial assets and liabilities that are measured at fair value on a non- recurring basis as of December 31, 2021.

20.      RELATED PARTY TRANSACTIONS

Juventas. On July 1, 2019, the Company entered into a one-year equipment lease with Juventas in the amount of RMB 80,000 ($15,000) a month, which is classified as an operating lease. Transactions with Juventas are considered to be related party transactions as the Company’s CEO and Chairman is the chairman and one of the founding shareholders of Juventas. The lease was renewed for another year in July 2020 and in June 2021 with the same monthly lease income. During the years ended December 31, 2021 and 2020, the Company recognized lease income of $148,000 and $140,000, respectively.

BioCheck.  In June 2019, the Company entered into a one-year agreement primarily for the sublease of certain office and lab space with BioCheck Inc. (“BioCheck”) in the amount of $60,000 ($5,000 a month), which is classified as an operating lease. Transactions with BioCheck are considered to be related party transactions because Dr. Wei-Wu He, the Company’s Chairman  and CEO is also the Chairman of BioCheck. Transactions with ETP, parent of BioCheck, and a more than 5% shareholder of the Company, are also considered to be related party transactions as Dr. Wei-Wu He, the Company’s CEO and Chairman is also the founder and managing partner of ETP.

Because the Company required additional office space, in January 2020, the agreement was amended for annualized rents in the amount of $144,000 ($12,000 a month) with a stipulation that the new rent was retroactive to October 1, 2019. The lease expired on June 9, 2021 and was not renewed. During the years ended December 31, 2021 and 2020, the Company recognized rent expense of $60,000 and $144,000, respectively.

March 2021 Underwritten Public Offering Transactions.  On March 24, 2021, the Company closed an underwritten public offering of 15,853,658 shares of the Company’s common stock (the “Offering”) at a price to the public of $2.05 per share. The gross proceeds to CASI from the Offering were $32.5 million before deducting the underwriting discounts and commissions and offering expenses payable by CASI.

ETP BioHealth III Fund LP (“ETP BioHealth”), in which CASI's Chairman and CEO is the founder and managing partner of ETP BioHealth’s general partner (Emerging Technology Partners, LLC (“ETP”)), purchased shares of common stock in the Offering at the public offering price and on the same terms as the other purchasers in the Offering. ETP BioHealth purchased 3,000,000 shares at the public offering price of $2.05 per share for a total of $6.15 million.

21.      COMMITMENTS AND CONTINGENCIES

In conjunction with the Cleave agreement entered into during 2021 (see Note 1), the Company is responsible for certain milestone and royalty payments. As of December 31, 2021, no milestones have been achieved.

In conjunction with the BioInvent agreement entered into during 2020 (see Note 1), the Company is responsible for certain milestone and royalty payments. As of December 31, 2021, no milestones have been achieved.

In conjunction with the Black Belt agreement entered into during 2019 (see Note 1), the Company is responsible for certain milestone and royalty payments. In June 2021, the Company achieved the First-Patient-In (FPI) in the Phase 1 dose escalation and expansion study of CID-103, and made $750,000 milestone payment in June 2021 and 250,000 euros ($305,000) in August 2021. As of December 31, 2021, no other milestones have been achieved.

In conjunction with the Pharmathen agreement entered into during 2019 (see Note 1), the Company is responsible for one remaining milestone payment. As of December 31, 2021, the remaining milestone has not been achieved.

In November 2019, CASI Wuxi entered into a lease agreement for the right to use state-owned land in China for the construction of a manufacturing facility. Pursuant to the agreement, CASI Wuxi has committed to invest land use right and property, plant and equipment of RMB1 billion (equivalent to $143 million) by August 2022. In 2020, for the design and construction work of the land, CASI Wuxi entered into several contracts for RMB 76.1 million ($12.0 million) to complete the phase 1 project of CASI Wuxi's research and development production base, the project was the estimated to be completed in October 2023. In February 2022, the Company has reached an alignment with the Wuxi local government that it will collaborate with Wuxi LP to co-develop the land continuously in the future, and the original three-year investment plan will be extended, details regarding the plan are under negotiation. The commitment under these contracts was RMB 54.5 million ($8.5 million).

Also in 2020, CASI Wuxi entered in to a lease agreement with local government for a manufactory building next to the leased land. Since then, the Company entered into a series of contracts for the remodeling and installation work of the building and warehouse, as well as purchase of equipments. The total contract amount entered into for this building is approximately RMB 92.9 million ($14.6 million), and the commitment under these contracts was RMB 14.6 million ($2.3 million).

The Company is subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted.  Management does not believe such legal proceedings, unless otherwise disclosed herein, are material.

22.      SUBSEQUENT EVENTS

Renewal of Agreement with CRPCGIT

In March 2019, the Company entered into a three-year exclusive distribution agreement with CRPCGIT to appoint CRPCGIT on an exclusive basis as its distributor to distribute EVOMELA® in the territory of the People’s Republic of China (excluding Hong Kong, Taiwan and Macau), subject to certain terms and conditions. The Company’s internal marketing and sales team are responsible for commercial activities, including, for example, direct interaction with Key Opinion Leaders (KOL), physicians, hospital centers and the generating of sales. The agreement was renewed in March 2022 for another two years.