Form 10-Q
period 2022-03-31
CASI Pharmaceuticals, Inc.
filed 2022-05-12
CIK 895051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐       NO ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at May 6, 2022
Common Stock $.01 Par Value	136,062,495

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

Actual results could differ materially from those currently anticipated due to a number of factors, including: the risk that we may be unable to continue as a going concern as a result of our inability to raise sufficient capital for our operational needs; the possibility that we may be delisted from trading on The Nasdaq Capital Market if we fail to satisfy applicable continued listing standards, including compliance with the Nasdaq bid price rule; the volatility in the market price of our common stock; the outbreak of the COVID-19 pandemic and its effects on global markets and supply chains; the risk of substantial dilution of existing stockholders in future stock issuances; the difficulty of executing our business strategy on a global basis including China; our inability to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates or future candidates; legal or regulatory developments in China that adversely affect our ability to operate in China; our lack of experience in manufacturing products and uncertainty about our resources and capabilities to do so on a clinical or commercial scale; risks relating to the commercialization, if any, of our products and proposed products (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks); our inability to predict when or if our product candidates will be approved for marketing by the U.S. Food and Drug Administration (FDA), European Medicines Agency (EMA), National Medical Products Administration (NMPA), or other regulatory authorities; our inability to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates or future candidates; the risks relating to the need for additional capital and the uncertainty of securing additional funding on favorable terms; the risks associated with our product candidates, and the risks associated with our other early-stage products under development; the risk that result in preclinical and clinical models are not necessarily indicative of clinical results; uncertainties relating to preclinical and clinical trials, including delays to the commencement of such trials; our ability to protect our intellectual property rights; our ability to design and implement a development plan for our ANDAs held by CASI Wuxi; the lack of success in the clinical development of any of our products; and our dependence on third parties; the risks related to our dependence on Juventas to conduct the clinical development of CNCT19 and to partner with us to co-market CNCT19; risks related to our dependence on Juventas to ensure the patent protection and prosecution for CNCT19; risks relating to the commercialization, if any, of our proposed products (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks); risks relating to interests of our largest stockholders and our Chairman and CEO that differ from our other stockholders; and risks related to the development of a new manufacturing facility by CASI Wuxi. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition..

We caution investors that actual results or business conditions may differ materially from those projected or suggested in forward-looking statements as a result of various factors including, but not limited to, those described above and in Section IA, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and our other filings with the Securities and Exchange Commission (“SEC”). We cannot assure you that we have identified all the factors that create uncertainties. Moreover, new risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Readers should not place undue reliance on forward-looking statements, which only relate to events or information as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. Additional information about the factors and risks that could affect our business, financial condition and results of operations, are contained in our filings with the U.S. Securities and Exchange Commission (“SEC”), which are available at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$29,259	$38,704
Investment in equity securities, at fair value	8,225	9,868
Accounts receivable, net of $0 allowance for doubtful accounts	10,086	9,803
Inventories	3,721	1,907
Prepaid expenses and other	1,404	1,688
Total current assets	52,695	61,970

Property, plant and equipment, net	14,580	12,712
Intangible assets, net	11,900	12,203
Long-term investments	40,320	40,128
Right of use assets	8,809	9,107
Other assets	1,260	2,178
Total assets	$129,564	$138,298

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,171	$4,789
Accrued and other current liabilities	6,701	8,397
Total current liabilities	13,872	13,186

Deferred income	2,821	2,828
Other liabilities	14,156	14,325
Total liabilities	30,849	30,339

Commitments and contingencies

Redeemable noncontrolling interest, at redemption value	23,726	23,457

Stockholders’ equity:
Preferred stock, $1.00 par value: 5,000,000 shares authorized and 0 shares issued and	—	—
outstanding
Common stock, $0.01 par value:
250,000,000 shares authorized at March 31, 2022 and December 31, 2021
137,335,787 shares and 139,877,032 shares issued at March 31, 2022 and December 31, 2021, respectively;
136,062,495 shares and 139,797,487 shares outstanding at March 31, 2022 and December 31, 2021, respectively	1,374	1,399
Additional paid-in capital	694,180	694,826
Treasury stock, at cost: 1,273,292 shares and 79,545 shares held at March 31, 2022 and December 31, 2021	(9,068)	(8,034)
Accumulated other comprehensive income	2,129	1,954
Accumulated deficit	(613,626)	(605,643)
Total stockholders’ equity	74,989	84,502
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$129,564	$138,298

The accompanying notes are an integral part of these consolidated financial statements.

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Three Months Ended March 31
	2022	2021
Revenues:
Product sales	$9,025	$5,700
Lease income from a related party	37	36
Total revenues	9,062	5,736

Costs of revenues:
Cost of goods sold	1,977	1,237
Royalty fee	1,781	1,121
Total costs of revenues	3,758	2,358

Gross Profit	5,304	3,378

Operating expenses:
Research and development	3,992	5,258
General and administrative	5,325	5,502
Selling and marketing	3,277	2,715
Acquired in-process research and development	—	5,500
Total operating expenses	12,594	18,975

Loss from operations	(7,290)	(15,597)

Non-operating income (expense):
Interest income, net	74	106
Other income	38	20
Foreign exchange gain	333	219
Change in fair value of investments	(1,555)	1,568
Loss before income tax expense	(8,400)	(13,684)
Income tax expense	—	—
Net loss	(8,400)	(13,684)
Less: loss attributable to redeemable noncontrolling interest	(417)	(349)
Accretion to redeemable noncontrolling interest redemption value	613	548
Net loss attributable to CASI Pharmaceuticals, Inc.	$(8,596)	$(13,883)

Net loss per share (basic and diluted)	$(0.06)	$(0.11)
Weighted average number of common stock outstanding (basic and diluted)	137,955,910	124,824,588

Comprehensive loss:
Net loss	$(8,400)	$(13,684)
Foreign currency translation adjustment	248	(172)
Total comprehensive loss	$(8,152)	$(13,856)
Less: Comprehensive loss attributable to redeemable noncontrolling interest	(344)	(417)
Comprehensive loss attributable to common stockholders	$(7,808)	$(13,439)

The accompanying notes are an integral part of these consolidated financial statements.

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Income /(Loss)	Deficit	Total
Balance at December 31, 2021	—	$—	139,797,487	$1,399	$694,826	$(8,034)	$1,954	$(605,643)	$84,502
Repurchase and retirement of common stock	—	—	(3,734,992)	(25)	(1,941)	(1,034)			(3,000)
Stock-based compensation expense, net of forfeitures	—	—	—	—	1,908	—	—	—	1,908
Foreign currency translation adjustment	—	—	—	—	—	—	175	—	175
Net loss attributable to CASI Pharmaceuticals, Inc.	—	—	—	—	(613)	—	—	(7,983)	(8,596)
Balance at March 31, 2022	—	$—	136,062,495	$1,374	$694,180	$(9,068)	$2,129	$(613,626)	$74,989

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Total
Balance at December 31, 2020	—	$—	123,943,829	$1,240	$658,246	$(8,034)	$589	$(570,501)	$81,540
Issuance of common stock pursuant to financing agreements	—	—	15,853,658	159	32,341	—	—	—	32,500
Stock issuance costs	—	—	—	—	(2,019)	—	—	—	(2,019)
Stock-based compensation expense, net of forfeitures	—	—	—	—	1,998	—	—	—	1,998
Foreign currency translation adjustment	—	—	—	—	—	—	(104)	—	(104)
Net loss attributable to CASI Pharmaceuticals, Inc.	—	—	—	—	(548)	—	—	(13,335)	(13,883)
Balance at March 31, 2021	—	$—	139,797,487	$1,399	$690,018	$(8,034)	$485	$(583,836)	$100,032

The accompanying notes are an integral part of these consolidated financial statements.

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended

	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,400)	(13,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation for property, plant and equipment	92	179
Amortization of intangible assets	341	337
Reduction in the carrying amount of the right-of-use assets	308	348
Stock-based compensation expense	1,908	1,998
Acquired in-process research and development	—	5,500
Change in fair value of investments	1,555	(1,568)
Changes in operating assets and liabilities:
Accounts receivable	(283)	(1,193)
Inventories	(1,814)	(1,638)
Prepaid expenses and other assets	1,231	637
Accounts payable	2,378	2,073
Accrued and other current liabilities and other liabilities	(1,539)	(978)
Deferred income	(15)	(12)
Net cash used in operating activities	(4,238)	(8,001)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,288)	(981)
Cash paid to acquire in-process research and development	—	(5,500)
Cash paid to acquire convertible loan in Black Belt Tx Limited	—	(86)
Cash paid to acquire convertible loan in Cleave	—	(5,500)
Net cash used in investing activities	(2,288)	(12,067)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank borrowings	—	709
Repurchase of common stock	(3,000)	—
Stock issuance costs	—	(2,019)
Proceeds from sale of common stock	—	32,500
Net cash (used in) provided by financing activities	(3,000)	31,190

Effect of exchange rate change on cash and cash equivalents	81	(69)
Net (decrease)/ increase in cash and cash equivalents	(9,445)	11,053

Cash and cash equivalents at beginning of period	38,704	57,064
Cash and cash equivalents at end of period	$29,259	$68,117

Non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued and other current liabilities	$2,954	$38

The accompanying notes are an integral part of these consolidated financial statementss.

CASI Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company launched its first commercial product, EVOMELA® (Melphalan for Injection) in China in August 2019. In China, EVOMELA® is approved for use as a conditioning treatment prior to stem cell transplantation and as a palliative treatment for patients with multiple myeloma. The other core hematology/oncology assets in the Company’s pipeline include CNCT 19, an autologous CD19 CAR-T investigative product (“CNCT19”); BI-1206, an antibody which has a novel mode-of-action, blocking the inhibitory antibody checkpoint receptor FcγRIIB to unlock anti-cancer immunity and enhance the efficacy of antibody-based immunotherapy in both hematological malignancies and solid tumors; CB-5339, a novel VCP/p97 inhibitor focused on valosin-containing protein (VCP)/p97 as a novel target in protein homeostasis, DNA damage response and other cellular stress pathways for therapeutic use in the treatment of patients with various malignancies; and CID-103, a full human IgG1 anti-CD38 monoclonal antibody recognizing a unique epitope that has demonstrated encouraging preclinical efficacy and safety profile compared to other anti-CD38 monoclonal antibodies.

Liquidity and Capital Resources

Since its inception in 1991, the Company has incurred significant losses from operations and, as of March 31, 2022, has incurred an accumulated deficit of $613.6 million.

The Company believes that it has sufficient resources to fund its operations at least one year beyond the date that the interim consolidated financial statements are issued. As of March 31, 2022, the Company had a balance of cash and cash equivalents of $29.3 million, of which $19.1 million was held in the financial institutions in the PRC. The Company intends to continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements or opportunities.

Risks and Uncertainties

During the peak of the COVID-19 pandemic in 2020, the Company experienced disruptions to the EVOMELA® marketing and sales activities as well as to the supply chain for EVOMELA®. The COVID-19 pandemic also impacted the targeted start time of its CID-103 trial due to the lock down of many medical facilities in Europe. During 2021 and the first quarter of 2022, the Company has experienced minimal disruption to its business activities or supply chain as a result of the COVID-19 pandemic. However, since the second quarter of 2022, the COVID-19 related lock down and associated restrictions in certain areas in China led to the shutdown of local hospitals, which had a negative impact on the sales of the Company’s products for the second quarter, and is expected to have negative impacts on the same for the whole year. The restrictions also adversely impacted the enrolling of patients for the CNCT19 Phase II studies. Given that such restriction measurement is beyond the Company’s control, it is unable to, at this stage, assess for how long such measurement may continue and the full extent to which such measurement may directly and indirectly impact the Company’s business operations

The Company currently relies on a single source for the supply of EVOMELA®. The continuation of the COVID-19 pandemic or the emergence of new COVID-19 variants or new pandemics may affect the economies and financial markets of many countries, which may result in a period of economic slowdown or recessions. In such an event, its ability to continue to commercialize and expand distribution of EVOMELA® could be adversely affected if the supplier refuses or is unable to provide products for any reason (including the occurrence of an event like the COVID-19 pandemic that makes delivery impractical. The Company would have to work with

Acrotech to negotiate an agreement with a substitute supplier, which, assuming a substitute supplier was available, would likely interrupt the manufacturing of EVOMELA®, cause supply chain delays and increase costs.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, which may result in a period of regional, national, and global economic slowdown or regional, national, or global recessions that could affect the Company’s ability to continue to commercialize and expand distribution of EVOMELA® (Melphalan For Injection) or other drugs in its existing product pipeline. Early in the COVID-19 pandemic, the Company experienced a disruption to its supply chain for EVOMELA®, it has experienced no supply disruption in 2021 and the first quarter of 2022; however, there can be no assurance that restrictions will not be imposed again. In addition, economic and other uncertainties may adversely affect other parties’ willingness to negotiate and execute product licenses and thus hamper our ability to in-license clinical-stage and late-stage drug candidates in China or elsewhere.

2.           License and Distribution Agreements

Acrotech License Arrangements

The Company has product rights and perpetual exclusive licenses from Acrotech Biopharma L.L.C. (“Acrotech”) to develop and commercialize its commercial product EVOMELA® (Melphalan Hydrochloride For Injection) in the greater China region (which includes Mainland China, Taiwan, Hong Kong and Macau), as well as similar rights to assets ZEVALIN® (Ibritumomab Tiuxetan) and MARQIBO® (Vincristine Sulfate Liposome Injection). The exclusive licenses held by the Company were originally licensed from Spectrum Pharmaceuticals, and Spectrum completed the sale of its portfolio of FDA-approved hematology/oncology products including EVOMELA® to Acrotech on March 1, 2019. On December 3, 2018, the Company received NMPA’s approval for importation, marketing and sales in China and in August 2019 the Company launched commercial sales EVOMELA® in China. The NMPA required EVOMELA® post-marketing study has been completed and the clinical study report is being finalized for regulatory submission. Based on the FDA withdrawal of the approved US indication for MARQIBO® (Vincristine Sulfate Liposome Injection) in May 2022, the product rights and perpetual exclusive licenses to develop and commercialize MARQIBO® in the greater China region have been returned to Acrotech.

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

Juventas Cell Therapy (“Juventas”)

In June 2019, the Company entered into a license agreement for exclusive worldwide license to commercialize an autologous anti-CD19 T-cell therapy product (CNCT19) from Juventas (the “Juventas license agreement”).  Juventas is a China-based company engaged in cell therapy. The terms of the agreement include RMB 70 million ($10 million) of milestone payments upon the registration of Phase II clinical trial of CNCT19 and sales royalty payments. The milestone was met during the quarter ended September 30, 2020.  As a result, the Company paid the milestone payment of RMB 70 million to Juventas in September 2020, which was expensed as acquired in-process research and development in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020.

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

BioInvent International AB

In October 2020, the Company entered into an exclusive licensing agreement with BioInvent International AB (“BioInvent”) for the development and commercialization of novel anti-FcγRIIB antibody, BI-1206, in mainland China, Taiwan, Hong Kong and Macau.  BioInvent is a biotechnology company focused on the discovery and development of first-in-class immune-modulatory antibodies for cancer immunotherapy. BI-1206 is being investigated in a Phase 1/2 trial, in combination with anti-PD1 therapy Keytruda® (pembrolizumab), in patients with solid tumors, and in a Phase 1/2a trial in combination with MabThera® (rituximab) in patients with relapsed/refractory non-Hodgkin lymphoma (NHL). The CASI Clinical Trial Application (CTA) was approved by China National Medical Products Administration (NMPA) in December 2021 and ethics committee approvals have been received in January of 2022. The Company obtained approval from Human Genetic Resources Administration of China (“HGRAC”) in April 2022. The Company is planning a Phase 1 study  of BI-1206  in combination with rituximab with a single agent BI-1206 run in phase  in patients with  NHL (mantle cell lymphoma, marginal zone lymphoma, and follicular lymphoma) to assess PK, safety and tolerability, select the Recommended Phase 2 Dose and assess early signs of clinical efficacy as part of its development program for BI-1206 in China. The study is expected to start in the second quarter of 2022 with the first-patient-in in the third quarter of 2022.

Under the terms of the agreement, BioInvent and CASI will develop BI-1206 in both hematological malignancies and solid tumors, with CASI responsible for commercialization in China and associated markets. CASI made a $5.9 million upfront payment in November 2020 to BioInvent and will pay up to $83 million in development and commercial milestone payments plus tiered royalties in the high-single to mid-double-digit range on net sales of BI-1206.  Because BI-1206 underlying the acquired rights has not reached technological feasibility and has no alternative future uses, the Company expensed $5.9 million as acquired in-process research and development in 2020.

Black Belt Therapeutics Limited

In April 2019, the Company entered into a license agreement with Black Belt Therapeutics Limited (“Black Belt”) for exclusive worldwide rights to CID-103, an investigational anti-CD38 monoclonal antibody (Mab) (formerly known as TSK011010). The Company expects that its clinical materials and commercial inventory will be supplied by one or more contract manufacturers with whom the Company has contracted with. Under the terms of the agreement, CASI obtained global rights to CID-103 for an upfront payment of 5 million euros ($5.7 million) and would pay up to $46.3 million in development milestone payments and certain royalties based on sales milestones. In June 2021, the Company achieved the First-Patient-In (FPI) in the Phase 1 dose escalation and expansion study of CID-103, and made $750,000 milestone payment in June 2021 and €250,000 ($305,000) payment in August 2021 under the terms of the agreement. Because CID-103 underlying the acquired rights has not yet reached technological feasibility and has no alternative uses, the Company expensed 5 million euros and $1.1 million as acquired in-process research and development, respectively, in 2019 and 2021.

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

CB-5339 is being evaluated by Cleave in a Phase 1 clinical trial in patients with acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS). Because CB-5339 has not yet reached technological feasibility and has no alternative future uses, the Company expensed the $5.5 million upfront payment as acquired in-process research and development in 2021.

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

The terms of the agreement include an upfront payment of 1 million euros which was paid by the Company in 2019, and up to 2 million euros of additional milestone payments, of which 1.5 million euros ($1.7 million) was paid by the Company with achievements of certain milestones and was expensed as acquired in-process research and development in 2020. CASI is responsible for the development, import drug registration, product approval and commercialization in China. CASI has a 10-year non-royalty exclusive distribution period after the product launch at an agreed supply costs for the first three years.

Riemser Pharma GmbH

In August 2019, the Company entered into a distribution agreement in China with Riemser Pharma GmbH (“Riemser”) to a novel formulation of thiotepa, a chemotherapeutic agent, which has multiple potential indications including use as a conditioning treatment for use prior to allogenic hematopoietic stem cell transplantation. Thiotepa has a long history of established use in the hematology/oncology setting. Pursuant to the distribution agreement, CASI obtained the exclusive distribution right of the products in China, and Riemser will be responsible for manufacturing and supplying CASI with clinical materials and commercial inventory. The Company is applying NADA registration and, subject to regulatory and marketing approvals, the Company intends to advance and commercialize this product in China. In January 2020, Riemser was acquired by Esteve Healthcare, S.L. (“ESTEVE”), an international pharmaceutical company headquartered in Barcelona, Spain. There is no contingent milestone payment due to Riemser under the agreement.

3.           Summary of Significant Accounting Policies

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

Recent Accounting Pronouncements

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This update is effective for annual periods beginning after December 15, 2021, and early application is permitted. This guidance should be applied either prospectively to all transactions that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or retrospectively to those transactions. The Company does not expect the impact of this guidance to have a material impact on the Company’s consolidated financial statements.

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

4.Revenue Related Information

The Company’s revenue is primarily consisted of sales of EVOMELA ®. As of March 31, 2022, the Company did not incur, and therefore did not defer, any material costs to obtain or fulfill contracts. The Company did not have any contract assets or contract liabilities as of March 31, 2022 and December 31, 2021. There was no product exchange during the periods ended March 31, 2022 and 2021.

5.            Investment in Equity Securities, at Fair Value and Long-term Investments

Investment in Equity Securities, at Fair Value

The following table summarizes the Company’s investment in equity securities at fair value as of March 31, 2022 and December 31, 2021, respectively:

			Gross
(In thousands)			unrealized	Aggregate fair
March 31, 2022	Classification	Cost	gains /(losses)	value
MaxCyte - equity interest	Investment	$—	$2,673	$2,673
BioInvent - equity interest	Investment	$5,661	$(109)	$5,552
Total				$8,225

			Gross
(In thousands)			unrealized	Aggregate fair
December 31, 2021	Classification	Cost	gains	value
MaxCyte - equity interest	Investment	$—	$3,866	$3,866
BioInvent - equity interest	Investment	$5,661	$341	$6,002
Total				$9,868

Unrealized gains on the Company’s equity investment for the three months ended March 31, 2022 and 2021 were nil and $1.9 million, respectively. Unrealized losses on the Company’s equity investment for the three months ended March 31, 2022 and 2021 were $1.6 million and $0.2 million, respectively. Unrealized gains (losses) on the Company’s equity investments are recognized as change in fair value of investment in the consolidated statements of operations and comprehensive loss.

Long-term Investments

Long-term investments as of March 31, 2022 and December 31, 2021 consisted of the following:

			Gross	Foreign
		Gross	unrealized	currency
March 31, 2022		unrealized	losses (including	translation	Aggregate
(In thousands)	Cost	gains	impairment)	adjustment	fair value
Available-for-sale debt securities:
Alesta Therapeutics B.V. - convertible loan	$261	$10	$—	$—	$271
Securities measured at fair value:

BioInvent International AB - warrants	656	—	(123)	—	533
Cleave Therapeutics, Inc. - convertible loan	5,500	222	—	—	5,722
Equity securities without readily determinable fair value:
Alesta Therapeutics B.V. - equity interests	2,250	—	(865)	—	1,385
Juventas Cell Therapy Ltd - equity interests	23,500	6,958	—	1,951	32,409
Juventas Cell Therapy Ltd - put option	491	—	(521)	30	—
Total	$32,658	$7,190	$(1,509)	$1,981	$40,320

			Gross	Foreign
		Gross	unrealized	currency
December 31, 2021		unrealized	losses (including	translation	Aggregate
(In thousands)	Cost	gains	impairment)	adjustment	fair value
Available-for-sale debt securities:
Alesta Therapeutics B.V. - convertible loan	$261	$7	$—	$—	$268
Securities measured at fair value:
BioInvent International AB - warrants	656	—	(65)	—	591
Cleave Therapeutics, Inc. - convertible loan	5,500	76	—	—	5,576
Equity securities without readily determinable fair value:
Alesta Therapeutics B.V. - equity interests	2,250	—	(865)	—	1,385
Juventas Cell Therapy Ltd - equity interests	23,500	6,958	—	1,850	32,308
Juventas Cell Therapy Ltd - put option	491	—	(521)	30	—
Total	$32,658	$7,041	$(1,451)	$1,880	$40,128

6.           Inventories

The Company’s inventories consist of finished goods amounted to $3.7 million and $1.9 million, as of March 31, 2022 and December 31, 2021, respectively. No write down to the carrying amount of inventory have been recorded in the three months ended March 31, 2022 and 2021.

7.Property, Plant and Equipment

Property, plant and equipment consist of the following:

(In thousands)	March 31,	December 31,
	2022	2021
Furniture and equipment	$1,800	$1,728
Leasehold improvements	1,136	1,133
Construction in progress	13,986	12,095
Total property, plant and equipment, gross	16,922	14,956
Accumulated depreciation and amortization	(1,914)	(1,817)
Impairment of property, plant and equipment	(428)	(427)
	$14,580	$12,712

8.            Leases

Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Rent expense is recognized on a straight-line basis over the lease term.

Operating lease liabilities are included in accrued and other current liabilities and other liabilities (noncurrent) in the consolidated balance sheets as of March 31, 2022 and December 31, 2021.

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

Rent expense for the three months ended March 31, 2022 and 2021 was $0.4 million and $0.4 million, respectively. There were no variable lease costs or sublease income for leased assets for the three months ended March 31, 2022 and 2021.

Right of use assets and liabilities as of March 31, 2022 and December 31, 2021 on the condensed consolidated balance sheets were as follows:

	March 31,	December 31,
(In thousands)	2022	2021
Right of use assets	$8,809	$9,107

Accrued and other current liabilities	$989	$1,061
Other liabilities	894	1,105
Total lease liabilities	$1,883	$2,166

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$323	$370

Right of use assets obtained in exchange for lease obligations:	$10	$—

All of the Company’s existing leases as of March 31, 2022 and December 31, 2021 are classified as operating leases. As of March 31, 2022 and December 31, 2021, the Company had nine and eight, respectively, material operating leases for land and facilities with remaining terms expiring from 2022 through 2069 and a weighted average remaining lease term of 37.37 years and 36.47 years, respectively. The Company has fair value renewal options for many of the Company’s existing leases, none of which are considered reasonably certain of being exercised or included in the minimum lease term. Weighted average discount rates used in the calculation of the lease liability for the three months ended March 31, 2022 and 2021 is 3.52% and 3.55%, respectively. The discount rates reflect the estimated incremental borrowing rate, which includes an assessment of the credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to the lease payments in a similar economic environment.

A maturity analysis representing the future undiscounted cash flow of the Company’s operating leases liabilities as of March 31, 2022 is as follows:

(In thousands)
2022 (remaining nine months)	$804
2023	779
2024	367
Total	1,950
Discount factor	(67)
Lease liability	1,883
Amounts due within 12 months	989
Non-current lease liability	$894

9.Accrued and Other Current Liabilities, and Other Liabilities

	March 31,	December 31,
(In thousands)	2022	2021
Accrued and other current liabilities:
Payroll and welfare payable	$2,142	$3,336
Payables related to property and equipment	2,954	3,288
Lease liabilities-current	989	1,061
Value-added tax and other tax payable	391	652
Other	225	60
	$6,701	$8,397

Other Liabilites
Profit-sharing liabiliy to Juventas	$13,262	$13,220
Lease liabilities-noncurrent	894	1,105
	$14,156	$14,325

10.         Redeemable Noncontrolling Interest

Changes in redeemable noncontrolling interest during the three month periods ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Balance at beginning of period	$23,457	$22,033
Share of CASI Wuxi net loss	(417)	(349)
Accretion of redeemable noncontrolling interest	613	548
Foreign currency translation adjustment	73	(68)
Balance at end of period	$23,726	$22,164

11.           Stockholders’ Equity

Stock Repurchase Program

On December 15, 2021, the board of directors of CASI Pharmaceuticals, Inc. (the “Company”) approved a stock repurchase program for the repurchase of up to $10 million of the Company’s common stock (and no more than 12,500,000 shares of the Company’s common stock) through open market purchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 and through trading plans established pursuant to Rule 10b5-1 of the Securities Exchange Act. The trading plan was terminated on March 31, 2022, and as of March 31, 2022, the Company has repurchased 3,734,992 shares of common stock amounted to $3.0 million.

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

Common Stock Sales Agreements

On July 19, 2019, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent (the “Open Market Agreement”) pursuant to which the Company may elect to sell from time to time, at its option, up to $30 million in shares of the Company’s common stock, subject to the terms and conditions of the Open Market Agreement. During the three months ended March

31, 2022, the Company has not offered and sold any shares of common stock under the Open Market Agreement. As of March 31, 2022, the Company has issued 493,000 shares with net proceeds of $1.5 million, with remained $28.5 million available under the Open Market Agreement.

On October 29, 2021, the Company has entered into a common stock sales agreement (“Stock Sales Agreement”), with H.C. Wainwright & Co., LLC, relating to shares of common stock of the Company. In accordance with the terms of the sales agreement, the Company may offer and sell shares of common stock in “at-the-market” transactions, subject to compliance with the terms and conditions of the Stock Sales Agreement, with an aggregate offering price of not more than $20,000,000. As of March 31, 2022, the Company has not offered or sold any shares of common stock under the sales agreement.

Stock Purchase Warrants

In history, the Company issued shares of its common stock with accompanying warrants to certain institutional investors, accredited investors and existing stockholders.

As of March 31, 2022, the outstanding and exercisable number of warrants was 6,172,832 with weighted average exercise price of $3.69. All outstanding warrants are equity classified.

12.          Net Loss Per Share

Net loss per share (basic and diluted) was computed by dividing net loss attributable to common stockholders, considering the accretions to redemption value of the redeemable noncontrolling interest, by the weighted average number of shares of common stock outstanding. As of March 31, 2022 and December 31, 2021, outstanding stock options totaling 32,491,790 and 33,243,790, respectively, and outstanding warrants both totaling 6,172,832, were anti-dilutive, and therefore, were not included in the computation of weighted average shares used in computing diluted loss per share.

The following table sets forth the basic and diluted net loss per share computation and provides a reconciliation of the numerator and denominator for the periods presented:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2022	2021
Numerator:
Net loss attributable to CASI Pharmaceuticals, Inc.	$(8,596)	$(13,883)
Denominator:
Weighted average number of common stock	137,955,910	124,824,588
Denominator for basic and diluted net loss per share calculation	137,955,910	124,824,588
Net loss per share
— Basic and diluted	$(0.06)	$(0.11)

13.         Stock-Based Compensation

The Company has adopted various stock compensation plans for executive, scientific and administrative personnel of the Company, as well as outside directors and consultants.

The stock-based compensation expenses are recorded as components of research and development expense, sales and marketing expense, and general and administrative expense, as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Research and development	$178	$75
Sales and Marketing	59	33
General and administrative	1,671	1,890
Stock-based compensation expense	$1,908	$1,998

14.          Income Taxes

At December 31, 2021, the Company had a $1.4 million unrecognized tax benefit. The Company recorded a full valuation allowance on the deferred tax asset after offsetting unrecognized tax benefit recognized in the consolidated financial statements as of December 31, 2021.

During the three months ended March 31, 2022, there were no material changes to the measurement of unrecognized tax benefits in various tax jurisdictions.

15.          Fair Value Measurements

Financial instruments of the Company primarily consist of cash and cash equivalents, investment in equity securities, accounts receivable, long-term investments, accounts payable, accrued liabilities, notes payable and bank borrowings. As of March 31, 2022 and December 31, 2021, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable and bank borrowings are carried at cost which approximates their fair values due to the short-term nature of the instruments.

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

The Company has equity investments in the common stock of two publicly traded companies. The Company’s investments in these equity securities are carried at their estimated fair value, with changes in fair value reported in the consolidated statement of operations and comprehensive loss each reporting period. The fair value of the common stock is based on quoted market price for the investees’ common stock, a Level 1 input.

The Company has an equity investment in the warrants of a publicly traded company. The Company’s investment is carried at its estimated fair value, with changes in fair value reported in the consolidated statement of operations and comprehensive loss each reporting period. The fair value of the warrants was measured using observable market-based inputs other than quoted prices in active markets for identical assets, level 2 inputs. The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of warrants. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value determination of a warrant.

The Company has an investment in the convertible debt of Black Belt Tx. The Company’s investment is carried at its estimated fair value, with changes in fair value reported in the consolidated statement of operations and comprehensive loss each reporting period  using Level 3 input.

The Company has an investment in the convertible debt of Cleave. The Company’s investment is carried at its estimated fair value, with changes in fair value reported in the consolidated statement of operations and comprehensive loss each reporting period  using Level 3 input. The unpaid balance for this convertible debt amounted to $5.7 million and $5.6 million as of March 31, 2022 and December 31, 2021, respectively.

The following tables present the Company’s financial assets accounted for at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, by level within the fair value hierarchy:

(In thousands)	Fair Value at
Description	March 31, 2022	Level 1	Level 2	Level 3
Investments classified as Current and non-Current Assets
Investments in common stock	$8,225	$8,225	$—	$—
Investment in warrants - Designated as investment measured at FVTPL	$533	$—	$533	$—
Investment in convertible loan - AFS	$271	$—	$—	$271
Investment in convertible loan - Designated as investment measured at FVTPL	$5,722	$—	$—	$5,722

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable
Description	March 31, 2022	Techniques	Input	Average/Median
Investment in convertible loan - Designated as investment measured at FVTPL	$5,722	Discounted cash flow	Discount rate	20%/20%

(In thousands)	Fair Value at
Description	December 31, 2021	Level 1	Level 2	Level 3
Investments classified as Current and non-Current Assets
Investments in common stock	$9,868	$9,868	$—	$—
Investment in warrants - Designated as investment measured at FVTPL	$591	$—	$591	$—
Investment in convertible loan - AFS	$268	$—	$—	$268
Investment in convertible loan - Designated as investment measured at FVTPL	$5,576	$—	$—	$5,576

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable
Description	December 31, 2021	Techniques	Input	Average/Median
Investment in convertible loan - Designated as investment measured at FVTPL	$5,576	Discounted cash flow	Discount rate	20%/20%

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

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company has no non-financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company has no non-financial assets and liabilities that are measured at fair value on a non-recurring basis as of March 31, 2022.

16.          Related Party Transactions

Juventas. On July 1, 2019 the Company entered into a one-year equipment lease with Juventas, which is classified as an operating lease. Transactions with Juventas are considered to be related party transactions as the Company’s CEO and Chairman is the chairman and one of the founding shareholders of Juventas. The lease was renewed for another year in July 2020 and in June 2021. During the three months ended March 31, 2022 and 2021, the Company recognized lease income of RMB 240,000 ($37,000) and RMB 240,000 ($36,000) respectively.

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

17.         Commitments and Contignencies

In conjunction with the Cleave agreement entered into during 2021 (see Note 2), the Company is responsible for certain milestone and royalty payments. As of March 31, 2022, no milestones have been achieved.

In conjunction with the BioInvent agreement entered into during 2020 (see Note 2), the Company is responsible for certain milestone and royalty payments. As of March 31, 2022, no milestones have been achieved.

In conjunction with the Black Belt agreement entered into during 2019 (see Note 2), the Company is responsible for certain milestone and royalty payments. In June 2021, the Company achieved the First-Patient-In (FPI) in the Phase 1 dose escalation and expansion study of CID-103, and made $750,000 milestone payment in June 2021 and 250,000 euros ($305,000) in August 2021. As of March 31, 2022, no other milestones have been achieved.

In conjunction with the Pharmathen agreement entered into during 2019 (see Note 2), the Company is responsible for one remaining milestone payment. As of March 31, 2022, the remaining milestone has not been achieved.

In November 2019, CASI Wuxi entered into a lease agreement for the right to use state-owned land in China for the construction of a manufacturing facility. Pursuant to the agreement, CASI Wuxi has committed to invest land use right and property, plant and equipment of RMB1 billion (equivalent to $143 million) by August 2022. In 2020, for the design and construction work of the land, CASI Wuxi entered into several contracts for RMB 76.1 million ($12.0 million) to complete the phase 1 project of CASI Wuxi's research and development production base, the project was estimated to be completed in October 2023. In February 2022, the Company has reached an alignment with the Wuxi local government that it will collaborate with Wuxi LP to co-develop the land continuously in the future, and the original three-year investment plan will be extended, details regarding the plan are under negotiation. As of March 31, 2022, the commitment under these contracts was RMB 57.9 million ($9.1 million).

Also in 2020, CASI Wuxi entered in to a lease agreement with local government for a manufactory building next to the leased land. Since then, the Company entered into a series of contracts for the remodeling and installation work of the building and warehouse, as well as purchase of equipments. The total contract amount entered into for this building is approximately RMB 92.1 million ($14.5 million), and the commitment under these contracts was RMB 6.2 million ($1.0 million) as of March 31, 2022.

The Company is subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, unless otherwise disclosed herein, are material.

18. Subsequent Events

Based on the FDA withdrawal of the approved US indication for MARQIBO® (Vincristine Sulfate Liposome Injection) in May 2022, the product rights and perpetual exclusive licenses to develop and commercialize MARQIBO® in the greater China region have been returned to Acrotech. There is no financial impact on the Company’s consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

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

We launched our first commercial product, EVOMELA® (Melphalan for Injection) in China in August 2019. In China, EVOMELA® is approved for use as a conditioning treatment prior to stem cell transplantation and as a palliative treatment for patients with multiple myeloma. The other core hematology/oncology assets in our pipeline include:

●	CNCT19 is an autologous CD19 CAR-T investigative product (“CNCT19”) being developed by our partner Juventas Cell Therapy Ltd. (“Juventas”) for which we have exclusive World-Wide co-commercial and profit-sharing rights. CNCT19 is being developed as a potential treatment for patients with hematological malignancies which express CD19 including, B-cell acute lymphoblastic leukemia (“B-ALL”) and B-cell non-Hodgkin lymphoma (“B-NHL”). The CNCT19 Phase 1 studies in patients with B-ALL and B-NHL in China have been completed by Juventas, the Phase 2 B-ALL and B-NHL registration studies are both currently enrolling in China.

●	In October 2020, the Company entered into an exclusive licensing agreement with BioInvent International AB (“BioInvent”) for the development and commercialization of novel anti-FcγRIIB antibody, BI-1206, in mainland China, Taiwan, Hong Kong and Macau. BioInvent is a biotechnology company focused on the discovery and development of first-in-class immune-modulatory antibodies for cancer immunotherapy. BI-1206 is being investigated in a Phase 1/2 trial, in combination with anti-PD1 therapy Keytruda® (pembrolizumab), in patients with solid tumors, and in a Phase 1/2a trial in combination with MabThera® (rituximab) in patients with relapsed/refractory non-Hodgkin lymphoma (NHL). The CASI Clinical Trial Application (CTA) was approved by China National Medical Products Administration (NMPA) in December 2021 and ethics committee approvals have been received in January of 2022. The Company obtained approval from Human Genetic Resources Administration of China (“HGRAC”) in April 2022. The Company is planning a Phase 1 study of BI-1206 in combination with rituximab with a single agent BI-1206 run in phase in patients with NHL (mantle cell lymphoma, marginal zone lymphoma, and follicular lymphoma) to assess PK, safety and tolerability, select the Recommended Phase 2 Dose and assess early signs of clinical efficacy as part of its development program for BI-1206 in China. The study is expected to start in the second quarter of 2022 with the first-patient-in in the third quarter of 2022.

●	CB-5339 is a novel VCP/p97 inhibitor focused on valosin-containing protein (VCP)/p97 as a novel target in protein homeostasis, DNA damage response and other cellular stress pathways for therapeutic use in the treatment of patients with various malignancies. We entered into an exclusive license on March 21, 2021 with Cleave Therapeutics, Inc. (“Cleave”) for the development and commercialization of CB-5339 in Mainland China, Hong Kong, Macau and Taiwan. CB-5339, an oral second-generation, small molecule VCP/p97 inhibitor, is being evaluated in a Phase 1 clinical trial in patients with acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS). CB-5339 CTA application for the multiple myeloma indication has been submitted in March 2022 to the China Center of Drug Evaluation (“CDE”).

●	CID-103 is a full human IgG1 anti-CD38 monoclonal antibody recognizing a unique epitope that has demonstrated encouraging preclinical efficacy and safety profile compared to other anti-CD38 monoclonal antibodies for which we have exclusive global rights. CID-103 is being developed for the treatment of patients with multiple myeloma. The Phase 1 dose escalation and expansion study of CID-103, in patients with previously treated, relapsed or refractory multiple myeloma is ongoing in France and the UK.

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

As part of the long-term strategy to support our future clinical and commercial manufacturing needs and to manage our supply chain for certain products, on December 26, 2018, we established CASI Wuxi, between the Company and Wuxi LP, to develop a future GMP manufacturing facility that will be located in the Wuxi Huishan Economic Development Zone in Jiangsu Province, China. In November 2019, CASI Wuxi entered into a fifty-year lease agreement for the right to use state-owned land in China for the construction of a GMP manufacturing facility. Pursuant to the agreement, CASI Wuxi has committed to invest land use right and property, plant and equipment of RMB1 billion (equivalent to $143 million) by August 2022. In April 2020, CASI Wuxi received RMB 15.9 million (equivalent to $2.2 million) from the Jiangsu Province Wuxi Huishan Economic Development Zone as government grant for this development project which was recorded as deferred income in April 2020. In November 2021, CASI Wuxi received an additional RMB 3.0 million (equivalent to $0.5 million) from the Jiangsu Province Wuxi Huishan Economic Development Zone as a government grant for this development project which was recorded as deferred income in November 2021. In 2020, for the design and construction work of the land, CASI Wuxi entered into several contracts for RMB 76.1 million ($12.0 million) to complete the phase 1 project of CASI

Wuxi's research and development production base, the project was the estimated to be completed in October 2023. In February 2022, CASI Wuxi has reached an alignment with the Wuxi local government that it will collaborate with Wuxi LP to co-develop the land continuously in the future, and the development plan will be extended, details regarding the plan are under negotiation. Also in 2020, CASI Wuxi entered in to a lease agreement with local government for a manufactory building next to the leased land. Since then, the Company entered into a series of contracts for the remodeling and installation work of the building and warehouse, as well as purchase of equipment. The total contract amount entered into for this building is approximately RMB 92.1 million ($14.5 million).

During the peak of the COVID-19 pandemic in 2020, we experienced disruptions to the EVOMELA® marketing and sales activities as well as to the supply chain for EVOMELA®. The COVID-19 pandemic also impacted our targeted start time of our CID-103 trial due to the lock down of many medical facilities in Europe. During 2021 and the first quarter of 2022, we have experienced minimal disruption to our business activities or supply chain as a result of the COVID-19 pandemic. However, since the second quarter of 2022, the COVID-19 related lock down and associated restrictions in certain areas in China led to the shutdown of local hospitals, which had a negative impact on the sales of our products for the second quarter, and is expected to have negative impacts on the same for the whole year. The restrictions also adversely impacted the enrolling of patients for the CNCT19 Phase II studies. Given that such restriction measurement is beyond our control, we are unable to, at this stage, assess for how long such measurement may continue and the full extent to which such measurement may directly and indirectly impact our business operations.

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

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, which may result in a period of regional, national, and global economic slowdown or regional, national, or global recessions that could affect our ability to continue to commercialize and expand distribution of EVOMELA® (Melphalan For Injection) or other drugs in our existing product pipeline. Early in the COVID-19 pandemic, we experienced a disruption to our supply chain for EVOMELA®, we have experienced no supply disruption in 2021 and the first quarter of 2022; however, there can be no assurance that restrictions will not be imposed again. In addition, economic and other uncertainties may adversely affect other parties’ willingness to negotiate and execute product licenses and thus hamper our ability to in-license clinical-stage and late-stage drug candidates in China or elsewhere.

RESULTS OF OPERATIONS

Three months ended March 31, 2022 Compared with Three months ended March 31, 2021

Operating Items

Revenues

Product Sales

Product sales consist of sales of EVOMELA® that launched during August 2019. Revenue was $9.0 million for the three months ended March 31, 2022 compared to $5.7 million for the three months ended March 31, 2021. Revenues increased by 58% in the first quarter of 2022 as compared to same quarter in 2021 due to the continued growth in EVOMELA® sales.

Lease Income

Lease income consists primarily of an equipment lease with Juventas (a related party). Lease income was $37,000 and $36,000, respectively, for the three months ended March 31, 2022 and 2021.

Operating Expenses

Cost of Revenues

Cost of revenues consists primarily of the cost of inventories of EVOMELA® and sales-based royalties related to the sale of EVOMELA®.

Costs of revenues were $3.8 million for the three months ended March 31, 2022 compared to $2.4 million for the three months ended March 31, 2021, which included royalty of $1.8 million and $1.1 million for the same period. Costs of revenues excluding royalty were $2.0 million and $1.2 million for the three months ended March 31, 2022 and 2021. Costs of revenues excluding royalty as a percentage of revenues were 22% in the three months ended March 31, 2022, which was consistent with that in the prior year period.

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

Research and development expenses for the three months ended March 31, 2022 were $4.0 million, compared with $5.3 million for the three months ended March 31, 2021. The decrease was mainly due to decreased expense incurred for CID-103.

General and Administrative Expenses

General and administrative expenses include compensation and other expenses related to executive, finance, business development and administrative personnel, professional services, investor relations and facilities.

General and administrative expenses for the three months ended March 31, 2022 were $5.3 million, which remained consistent compared to $5.5 million in the prior year period.

Selling and Marketing Expenses

Selling and marketing expenses are the direct costs related to the sales of EVOMELA® that was launched in China in August 2019, such as sales force salaries, bonuses, advertising, and other marketing efforts.

Selling and marketing expenses for the three months ended March 31, 2022 were $3.3 million, compared with $2.7 million for the three months ended March 31, 2021. The increase in selling and marketing expenses was due to the increase of sales commission in accordance with the increase in sales of EVOMELA® and expansion of sales team in China.

Acquired in-process Research and Development

There were no acquired in-process R&D expenses for the three months ended March 31, 2022. Acquired in-process R&D expenses for the three months ended March 31, 2021 was $5.5 million related to the upfront payment to Cleave for the development of CB-5339.

Non-Operating Items

Interest income, net

Interest income, net for the three months ended March 31, 2022 was $74,000 compared with $106,000 for the three months ended March 31, 2021.

Other income

Other income for the three months ended March 31, 2022 was $38,000 compared with $20,000 for the three months ended March 31, 2021. Other income was recognized mainly relate to the government grant from the Jiangsu Province Wuxi Huishan Economic Development Zone for the development of leased state-owned land in Wuxi for the construction of a manufacturing facility. The grant was recorded as deferred income upon receipt and is being amortized over the term of the lease of the land.

Foreign exchange gains

Foreign exchange gains for the three months ended March 31, 2022 were $0.3 million compared with gains of $0.2 million for the three months ended March 31, 2021. The foreign exchange gains are primarily due to accounts receivable with CRPCGIT and USD denominated cash accounts that are held by our Chinese subsidiaries.

Change in fair value of investments

The changes in fair value of investments for the three months ended March 31, 2022 and 2021 were losses of $1.6 million and gains of $1.6 million, respectively. The changes represent unrealized gains or losses on the Company’s investments in equity securities and long-term investments. The changes were due to the fluctuations in the market price of two publicly traded companies invested by us for the two periods.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has been engaged primarily in research and development activities. As a result, the Company has incurred and expect to continue to incur operating losses in 2022 and the foreseeable future.

The Company will require significant additional funding to fund operations beyond the second quarter of 2023 until such time, if ever, it becomes profitable. The Company intends to augment its cash balances by pursuing other forms of capital infusion, including strategic alliances or collaborative development opportunities with organizations that have capabilities and/or products that are complementary to its capabilities and products in order to continue the development of its potential product candidates that they intend to pursue to commercialization. If the Company seeks strategic alliances, licenses, or other alternative arrangements, such as arrangements with collaborative partners or others, to raise further financing, it may need to relinquish rights to certain of its existing product candidates, or products they would otherwise seek to develop or commercialize on its own, or to license the rights to its product candidates on terms that are not favorable to it.

The Company will also continuously invest in its development of the Wuxi land and construction of the manufacturing building. Commencing from the fourth quarter of 2020, in relation to the development of the Wuxi land and construction of the manufacturing building, the Company entered into a series of contracts for the development and construction work. Total commitment under these contracts was RMB 64.2 million ($10.1 million) as of March 31, 2022.

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

Since its inception in 1991, the Company has incurred significant losses from operations and, as of March 31, 2022, has incurred an accumulated deficit of $613.6 million. As of March 31, 2022, the Company believes that it has sufficient resources to fund its operations at least one year beyond the date that the interim consolidated financial statements are issued.

FINANCING ACTIVITIES

Stock Repurchase Program

On December 15, 2021, our board of directors approved a stock repurchase program for the repurchase of up to $10 million of our common stock (and no more than 12,500,000 shares of the our common stock) through open market purchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 and through trading plans established pursuant to Rule 10b5-1 of the Securities Exchange Act. The trading plan was terminated on March 31, 2022, and as of March 31, 2022, we have repurchased 3,734,992 shares of common stock amounted to $3.0 million.

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

Common Stock Sales Agreements

On July 19, 2019, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent (the “Open Market Agreement”) pursuant to which the Company may elect to sell from time to time, at its option, up to $30 million in shares of the Company’s common stock, subject to the terms and conditions of the Open Market Agreement. During the three months ended March 31, 2022, the Company has not offered and sold any shares of common stock under the Open Market Agreement. As of March 31, 2022, the Company had issued 493,000 shares with net proceeds of $1.5 million, with remained $28.5 million available under the Open Market Agreement.

On October 29, 2021, the Company has entered into a common stock sales agreement (“Stock Sales Agreement”), with H.C. Wainwright & Co., LLC, relating to shares of common stock of the Company. In accordance with the terms of the sales agreement, the Company may offer and sell shares of common stock in “at-the-market” transactions, subject to compliance with the terms and conditions of the Stock Sales Agreement, with an aggregate offering price of not more than $20,000,000. As of March 31, 2022, the Company has not offered or sold any shares of common stock under the sales agreement.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of March 31, 2022 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, unless otherwise disclosed herein, are material.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of CASI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and the information under “Special Note Regarding Forward-Looking Statements” included in this report. Other than disclosed herein, there have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Risk Relating to Our Auditor

Our ADSs will be prohibited from trading in the United States under the Holding Foreign Companies Accountable Act, or the HFCAA, in 2024 if the PCAOB is unable to inspect or fully investigate auditors located in China, or in 2023 if proposed changes to the law are enacted. The delisting of our ADSs, or the threat of their being delisted, may materially and adversely affect the value of your investment.

The Holding Foreign Companies Accountable Act, or the HFCAA, was signed into law on December 18, 2020. The HFCAA states if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspection for the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit our shares or ADSs from being traded on a national securities exchange or in the over-the-counter trading market in the United States. On December 2, 2021, the SEC adopted final amendments implementing the disclosure and submission requirements of the HFCAA, pursuant to which the SEC will identify an issuer as a “Commission Identified Issuer” if the issuer has filed an annual report containing an audit report issued by a registered public accounting firm that the PCAOB has determined it is unable to inspect or investigate completely, and will then impose a trading prohibition on an issuer after it is identified as a Commission-Identified Issuer for three consecutive years. On December 16, 2021, the PCAOB issued a report to notify the SEC of its determination that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong. The PCAOB identified our auditor as one of the registered public accounting firms that the PCAOB is unable to inspect or investigate completely. We have been identified by the SEC as a “Commission Identified Issuer” after the filing of our annual report on 10-K for the fiscal year ended December 31, 2021.

Whether the PCAOB will be able to conduct inspections of our auditor before the issuance of our financial statements on Form 20-F for the year ending December 31, 2023 which is due by April 30, 2024, or at all, is subject to substantial uncertainty and depends on a number of factors out of our, and our auditor’s, control. If our shares and ADSs are prohibited from trading in the United States, there is no certainty that we will be able to list on a non-U.S. exchange or that a market for our shares will develop outside of the United States. Such a prohibition would substantially impair your ability to sell or purchase our ADSs when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of our ADSs. Also, such a prohibition would significantly affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition, and prospects.

On June 22, 2021, the U.S. Senate passed a bill which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two. On February 4, 2022, the U.S. House of Representatives passed a bill which contained, among other things, an identical provision. If this provision is enacted into law and the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA is reduced from three years to two, then our shares and ADSs could be prohibited from trading in the United States in 2023.

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

CASI PHARMACEUTICALS, INC.
(Registrant)

Date: May 12, 2022	/s/ Wei-Wu He
Wei-Wu He
Chief Executive Officer

Date: May 12, 2022	/s/ Larry (Wei) Zhang
Larry (Wei) Zhang
Principal Financial Officer