Form 10-Q
period 2022-06-30
CASI Pharmaceuticals, Inc.
filed 2022-08-12
CIK 895051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐       NO ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at August 5, 2022
Common Stock $.01 Par Value	13,606,130

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

Actual results could differ materially from those currently anticipated due to a number of factors, including: the risk that we may be unable to continue as a going concern as a result of our inability to raise sufficient capital for our operational needs; the possibility that we may be delisted from trading on The Nasdaq Capital Market if we fail to satisfy applicable continued listing standards, including compliance with the Nasdaq bid price rule; the risk in relation to being identified as a “Commission Identified Issuer”; the volatility in the market price of our common stock; the outbreak of the COVID-19 pandemic and its effects on global markets and supply chains; the risk of substantial dilution of existing stockholders in future stock issuances; the difficulty of executing our business strategy on a global basis including China; our inability to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates or future candidates; legal or regulatory developments in China that adversely affect our ability to operate in China; our lack of experience in manufacturing products and uncertainty about our resources and capabilities to do so on a clinical or commercial scale; risks relating to the commercialization, if any, of our products and proposed products (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks); our inability to predict when or if our product candidates will be approved for marketing by the U.S. Food and Drug Administration (FDA), European Medicines Agency (EMA), National Medical Products Administration (NMPA), or other regulatory authorities; our inability to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates or future candidates; the risks relating to the need for additional capital and the uncertainty of securing additional funding on favorable terms; the risks associated with our product candidates, and the risks associated with our other early-stage products under development; the risk that result in preclinical and clinical models are not necessarily indicative of clinical results; uncertainties relating to preclinical and clinical trials, including delays to the commencement of such trials; our ability to protect our intellectual property rights; our ability to design and implement a development plan for our ANDAs held by CASI Pharmaceuticals (Wuxi) Co., Ltd. (“CASI Wuxi”); the lack of success in the clinical development of any of our products; and our dependence on third parties; the risks related to our dependence on Juventas to conduct the clinical development of CNCT19 and to partner with us to co-market CNCT19; risks related to our dependence on Juventas to ensure the patent protection and prosecution for CNCT19; risks relating to the commercialization, if any, of our proposed products (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks); risks relating to interests of our largest stockholders and our Chairman and CEO that differ from our other stockholders; and risks related to the development of a new manufacturing facility by CASI Wuxi. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition..

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$18,862	$38,704
Investment in equity securities, at fair value	5,705	9,868
Accounts receivable, net of $0 allowance for doubtful accounts	10,260	9,803
Inventories	5,791	1,907
Prepaid expenses and other	1,666	1,688
Total current assets	42,284	61,970

Property, plant and equipment, net	14,853	12,712
Intangible assets, net	10,952	12,203
Long-term investments	41,671	40,128
Right of use assets	8,462	9,107
Other assets	635	2,178
Total assets	$118,857	$138,298

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,598	$4,789
Accrued and other current liabilities	7,576	8,397
Bank borrowings	1,001	—
Total current liabilities	13,175	13,186

Deferred income	2,658	2,828
Other liabilities	13,420	14,325
Total liabilities	29,253	30,339

Commitments and contingencies

Redeemable noncontrolling interest, at redemption value	22,661	23,457

Stockholders’ equity:
Preferred stock, $1.00 par value: 5,000,000 shares authorized and 0 shares issued and	—	—
outstanding
Common stock, $0.01 par value:
250,000,000 shares authorized at June 30, 2022 and December 31, 2021
13,733,459 shares and 13,987,578 shares issued at June 30, 2022 and December 31, 2021, respectively;
13,606,130 shares and 13,979,624 shares outstanding at June 30, 2022 and December 31, 2021, respectively	1,373	1,399
Additional paid-in capital	695,369	694,826
Treasury stock, at cost: 127,329 shares and 7,954 shares held at June 30, 2022 and December 31, 2021	(9,068)	(8,034)
Accumulated other comprehensive income	(160)	1,954
Accumulated deficit	(620,571)	(605,643)
Total stockholders’ equity	66,943	84,502
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$118,857	$138,298

The accompanying notes are an integral part of these consolidated financial statements.

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Revenues:
Product sales	$8,550	7,125	$17,575	$12,825
Lease income from a related party	23	37	60	73
Total revenues	8,573	7,162	17,635	12,898

Costs of revenues:
Cost of goods sold	1,865	1,537	3,842	2,774
Royalty fee	1,685	1,445	3,466	2,566
Total costs of revenues	3,550	2,982	7,308	5,340

Gross Profit	5,023	4,180	10,327	7,558

Operating expenses:
Research and development	3,851	2,255	7,843	7,513
General and administrative	5,520	5,488	10,845	10,990
Selling and marketing	3,398	3,360	6,675	6,075
Acquired in-process research and development	—	1,055	—	6,555
Total operating expenses	12,769	12,158	25,363	31,133

Loss from operations	(7,746)	(7,978)	(15,036)	(23,575)

Non-operating income (expense):
Interest income, net	40	76	114	182
Other income	11	33	49	53
Foreign exchange gain	1,355	76	1,688	295
Change in fair value of investments	(1,153)	1,914	(2,708)	3,482
Impairment loss of long-term investments	—	(865)	—	(865)
Loss before income tax expense	(7,493)	(6,744)	(15,893)	(20,428)
Income tax expense	—	—	—	—
Net loss	(7,493)	(6,744)	(15,893)	(20,428)
Less: loss attributable to redeemable noncontrolling interest	(548)	(317)	(965)	(666)
Accretion to redeemable noncontrolling interest redemption value	735	519	1,348	1,067
Net loss attributable to CASI Pharmaceuticals, Inc.	$(7,680)	$(6,946)	$(16,276)	$(20,829)

Net loss per share (basic and diluted)	$(0.56)	$(0.50)	$(1.19)	$(1.57)
Weighted average number of common stock outstanding (basic and diluted)	13,606,130	13,979,636	13,700,282	13,235,128

Comprehensive loss:
Net loss	$(7,493)	$(6,744)	$(15,893)	$(20,428)
Foreign currency translation adjustment	(3,541)	1,005	(3,293)	833
Total comprehensive loss	$(11,034)	$(5,739)	$(19,186)	$(19,595)
Less: Comprehensive loss attributable to redeemable noncontrolling interest	(1,800)	14	(2,144)	(403)
Comprehensive loss attributable to common stockholders	$(9,234)	$(5,753)	$(17,042)	$(19,192)

The accompanying notes are an integral part of these consolidated financial statements.

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Income /(Loss)	Deficit	Total
Balance at December 31, 2021	—	$—	13,979,624	$1,399	$694,826	$(8,034)	$1,954	$(605,643)	$84,502
Repurchase and retirement of common stock	—	—	(373,494)	(26)	(1,940)	(1,034)			(3,000)
Stock-based compensation expense, net of forfeitures	—	—	—	—	1,908	—	—	—	1,908
Foreign currency translation adjustment	—	—	—	—	—	—	175	—	175
Net loss attributable to CASI Pharmaceuticals, Inc.	—	—	—	—	(613)	—	—	(7,983)	(8,596)
Balance at March 31, 2022	—	$—	13,606,130	$1,373	694,181	(9,068)	2,129	(613,626)	74,989
Stock-based compensation expense, net of forfeitures	—	—	—	—	1,923	—	—	—	1,923
Foreign currency translation adjustment	—	—	—	—	—	—	(2,289)	—	(2,289)
Net loss attributable to CASI Pharmaceuticals, Inc.	—	—	—	—	(735)	—	—	(6,945)	(7,680)
Balance at June 30, 2022	—	$—	13,606,130	$1,373	$695,369	$(9,068)	$(160)	$(620,571)	$66,943

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Total
Balance at December 31, 2020	—	$—	12,394,271	$1,240	$658,246	$(8,034)	$589	$(570,501)	$81,540
Issuance of common stock pursuant to financing agreements	—	—	1,585,365	159	32,341	—	—	—	32,500
Stock issuance costs	—	—	—	—	(2,019)	—	—	—	(2,019)
Stock-based compensation expense, net of forfeitures	—	—	—	—	1,998	—	—	—	1,998
Foreign currency translation adjustment	—	—	—	—	—	—	(104)	—	(104)
Net loss attributable to CASI Pharmaceuticals, Inc.	—	—	—	—	(548)	—	—	(13,335)	(13,883)
Balance at March 31, 2021	—	$—	13,979,636	$1,399	690,018	(8,034)	485	(583,836)	100,032
Stock-based compensation expense, net of forfeitures	—	—	—	—	1,040	—	—	—	1,040
Foreign currency translation adjustment	—	—	—	—	—	—	674	—	674
Net loss attributable to CASI Pharmaceuticals, Inc.	—	—	—	—	(519)	—	—	(6,427)	(6,946)
Balance at June 30, 2021	—	$—	13,979,636	$1,399	$690,539	$(8,034)	$1,159	$(590,263)	$94,800

The accompanying notes are an integral part of these consolidated financial statements.

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended

	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,893)	(20,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation for property, plant and equipment	105	307
Amortization of intangible assets	662	674
Reduction in the carrying amount of the right-of-use assets	643	687
Loss / (gain) on disposal of property, plant and equipment	—	65
Stock-based compensation expense	3,831	3,038
Acquired in-process research and development	—	6,555
Change in fair value of investments	2,708	(3,482)
Impairment loss of long-term investments	—	865
Changes in operating assets and liabilities:
Accounts receivable	(457)	(1,122)
Inventories	(3,884)	(2,119)
Prepaid expenses and other assets	257	352
Accounts payable	236	884
Accrued and other current liabilities and other liabilities	(1,895)	(1,592)
Deferred income	(34)	(25)
Net cash used in operating activities	(13,721)	(15,341)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property and equipment	138	—
Purchases of property, plant and equipment	(1,719)	(1,208)
Proceeds from sales of BioInvent equity securities	1,294	—
Cash paid to acquire equity securities in Precision Autoimmune Therapeutics Co., Ltd.	(2,962)	—
Cash paid to acquire in-process research and development	—	(6,250)
Cash paid to acquire convertible loan in Cleave	—	(5,500)
Cash paid to acquire convertible loan in Black Belt Tx Limited	—	(86)
Net cash used in investing activities	(3,249)	(13,044)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank borrowings	1,001	709
Repurchase of common stock	(3,000)	—
Stock issuance costs	—	(2,019)
Proceeds from sale of common stock	—	32,500
Net cash (used in) provided by financing activities	(1,999)	31,190

Effect of exchange rate change on cash and cash equivalents	(873)	488
Net (decrease)/ increase in cash and cash equivalents	(19,842)	3,293

Cash and cash equivalents at beginning of period	38,704	57,064
Cash and cash equivalents at end of period	$18,862	$60,357

Non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued and other current liabilities	$469	$—
Accrual for acquisition of in-process research and development	—	305

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

Liquidity and Capital Resources

Since its inception in 1991, the Company has incurred significant losses from operations and, as of June 30, 2022, had incurred an accumulated deficit of $620.6 million.

The Company believes that it has sufficient resources to fund its operations at least one year beyond the date that the interim consolidated financial statements are issued. As of June 30, 2022, the Company had a balance of cash and cash equivalents of $18.9 million, of which $13.4 million was held in the financial institutions in the PRC. The Company intends to continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements or opportunities.

Risks and Uncertainties

During the peak of the COVID-19 pandemic in 2020, the Company experienced disruptions to the EVOMELA® marketing and sales activities as well as to the supply chain for EVOMELA®. The COVID-19 pandemic also impacted the targeted start time of its CID-103 trial due to the lock down of many medical facilities in Europe. During 2021 and the first quarter of 2022, the Company has experienced minimal disruption to its business activities or supply chain as a result of the COVID-19 pandemic. However, since the second quarter of 2022, the COVID-19 related lock down and associated restrictions in certain areas in China led to limitation of access to local hospitals, which had an adverse impact on the sales of EVOMELA for the second quarter, and is expected to have a negative impact on the same for the whole year. The restrictions also adversely impacted the enrolling of patients for the CNCT19 Phase II registration studies. Given that such COVID-19 related restrictions are beyond the Company’s control, it is unable to, at this stage, assess for how long such COVID-19 related restrictions may continue and the full extent to which such restrictions may directly and indirectly impact the Company’s business operations.

The Company currently relies on a single source for the supply of EVOMELA®. The continuation of the COVID-19 pandemic or the emergence of new COVID-19 variants or new pandemics may affect the economies and financial markets of many countries, which may result in a period of economic slowdown or recessions. In such an event, the Company’s ability to continue to commercialize and expand distribution of EVOMELA® could be adversely affected if the supplier refuses or is unable to provide products for any reason (including the occurrence of an event like the COVID-19 pandemic that makes delivery impractical). The Company would have to work with Acrotech to negotiate an agreement with a substitute supplier, which, assuming a substitute supplier was available, would likely interrupt the manufacturing of EVOMELA®, cause supply chain delays and increase costs.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, which along with high degree of uncertainty in the global financial ecosystem and certain political instabilities may result in a period of regional, national, and global economic slowdown or regional, national, or global recessions that could affect the Company’s ability to continue to commercialize and expand distribution of EVOMELA® (Melphalan For Injection) or other drugs in its existing product pipeline. Early in the COVID-19 pandemic, the Company experienced a disruption to its supply chain for EVOMELA®, it has experienced no supply disruption in 2021 and the first half year of 2022; however, there can be no assurance that restrictions will not be imposed again. In addition, economic and other uncertainties may adversely affect other parties’ willingness to negotiate and execute product licenses and thus hamper our ability to in-license clinical-stage and late-stage drug candidates in China or elsewhere.

2.           License and Distribution Agreements

Acrotech License Arrangements

The Company has product rights and perpetual exclusive licenses from Acrotech Biopharma L.L.C. (“Acrotech”) to develop and commercialize its commercial product EVOMELA® (Melphalan Hydrochloride For Injection) in the greater China region (which includes Mainland China, Taiwan, Hong Kong and Macau). As well the Company had similar rights to assets ZEVALIN® (Ibritumomab Tiuxetan) and MARQIBO® (Vincristine Sulfate Liposome Injection). The exclusive licenses held by the Company were originally licensed from Spectrum Pharmaceuticals Cayman, LP Inc. (“Spectrum”), and Spectrum completed the sale of its portfolio of FDA-approved hematology/oncology products including EVOMELA® to Acrotech on March 1, 2019. On December 3, 2018, the Company received NMPA’s approval for importation, marketing and sales in China and in August 2019 the Company launched commercial sales EVOMELA® in China. The NMPA required EVOMELA® post-marketing study has been completed and the clinical study report is being finalized for regulatory submission. Based on the FDA withdrawal of the approved US indication for MARQIBO® (Vincristine Sulfate Liposome Injection) in May 2022, the product rights and perpetual exclusive licenses to develop and commercialize MARQIBO® in the greater China region have been returned to Acrotech. Also in May 2022, the Company terminated the license agreement between Acrotech and the Company with respect to ZEVALIN®, which was assumed by Acrotech from Spectrum.

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

Precision Autoimmune Therapeutics Co., Ltd., (previously known as Beijing Tianshi Tongda Pharmaceuticals Technology Co., Ltd)

In May 2022, the Company entered into a Sublicense Agreement (the “Sublicense Agreement”) with Precision Autoimmune Therapeutics Co., Ltd. (“PAT”), a company established under the laws of P.R. China, pursuant to which the Company granted PAT an exclusive (subject to the Commercialization and Co-Marketing rights), perpetual, worldwide license, with the right to freely grant further sublicenses subject to terms and conditions in the Sublicense Agreement, for the investigational anti-CD38 monoclonal antibody TSK011010 licensed and controlled by the Company from Black Belt Therapeutics Limited, in the treatment, prevention and diagnosis of autoimmune diseases, conditions and disorders in humans.

Pursuant to the Sublicense Agreement, PAT will make an upfront payment of $10,000,000 equivalent in two equal instalments upon completion of its first and second financing, respectively, plus potential future payments of development and sales milestones and royalties to the Company.

Also in May 2022, CASI Pharmaceuticals (China) Co., Ltd. (“CASI China”) entered into an agreement for the investment in PAT in the amount of RMB 20.0 million (approximately $3.0 million) in cash during PAT’s first equity financing (see Note 5).

Juventas Cell Therapy Ltd. (“Juventas”)

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

BioInvent International AB

In October 2020, the Company entered into an exclusive licensing agreement with BioInvent International AB (“BioInvent”) for the development and commercialization of novel anti-FcγRIIB antibody, BI-1206, in mainland China, Taiwan, Hong Kong and Macau. BioInvent is a biotechnology company focused on the discovery and development of first-in-class immune-modulatory antibodies for cancer immunotherapy. BI-1206 is being investigated in a Phase 1/2 trial, in combination with anti-PD1 therapy Keytruda® (pembrolizumab), in patients with solid tumors, and in a Phase 1/2a trial in combination with MabThera® (rituximab) in patients with relapsed/refractory non-Hodgkin lymphoma (NHL). The CASI Clinical Trial Application (CTA) was approved by China National Medical Products Administration (NMPA) in December 2021 and ethics committee approvals have been received in January of 2022. The Company obtained approval from Human Genetic Resources Administration of China (“HGRAC”) in April 2022. The Company is planning a Phase 1 study  of BI-1206  in combination with rituximab with a single agent BI-1206 run in phase  in patients with  NHL (mantle cell lymphoma, marginal zone lymphoma, and follicular lymphoma) to assess PK, safety and tolerability, select the Recommended Phase 2 Dose and assess early signs of clinical efficacy as part of its development program for BI-1206 in China. The study received regulatory approval from the China Center for Drug Evaluation (“CDE”) in the second quarter of 2022, the first-patient enrolled is expected to be initiated in the second half of 2022.

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

Black Belt Therapeutics Limited

In April 2019, the Company entered into a license agreement with Black Belt Therapeutics Limited (“Black Belt”) for exclusive worldwide rights to CID-103, an investigational anti-CD38 monoclonal antibody (Mab) (formerly known as TSK011010). The Company expects that its clinical materials and commercial inventory will be supplied by one or more contract manufacturers with whom the Company has contracted with. Under the terms of the agreement, CASI obtained global rights to CID-103 for an upfront payment of 5 million euros ($5.7 million) and would pay up to $46.3 million in development milestone payments and certain royalties based on sales milestones. In June 2021, the Company achieved the First-Patient-In (FPI) in the Phase 1 dose escalation and expansion study of CID-103, and made $750,000 milestone payment in June 2021 and €250,000 ($305,000) payment in August 2021 under the terms of the agreement. Because CID-103 underlying the acquired rights has not yet reached technological feasibility and has no alternative uses, the Company expensed 5 million euros and $1.1 million as acquired in-process research and development, respectively, in 2019 and 2021. As mentioned above, in May 2022, the Company entered into the Sublicense Agreement to grant PAT an exclusive, perpetual, worldwide license, for the investigational anti-CD38 monoclonal antibody TSK011010.

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

4.Revenue Related Information

The Company’s revenue is primarily consisted of sales of EVOMELA ®. As of June 30, 2022, the Company did not incur, and therefore did not defer, any material costs to obtain or fulfill contracts. The Company did not have any contract assets or contract liabilities as of June 30, 2022 and December 31, 2021. There was no product exchange during the periods ended June 30, 2022 and 2021.

5.            Investment in Equity Securities, at Fair Value and Long-term Investments

Investment in Equity Securities, at Fair Value

The following table summarizes the Company’s investment in equity securities at fair value as of June 30, 2022 and December 31, 2021, respectively:

			Gross
(In thousands)			unrealized	Aggregate fair
June 30, 2022	Classification	Cost	gains /(losses)	value
MaxCyte - equity interest	Investment	$—	$1,753	$1,753
BioInvent - equity interest	Investment	$4,337	$(385)	$3,952
Total				$5,705

			Gross
(In thousands)			unrealized	Aggregate fair
December 31, 2021	Classification	Cost	gains	value
MaxCyte - equity interest	Investment	$—	$3,866	$3,866
BioInvent - equity interest	Investment	$5,661	$341	$6,002
Total				$9,868

In the second quarter of 2022, the Company sold 275,000 ordinary shares of BioInvent for $1.3 million. The Company recognized gain of $131,000 in consolidated statements of operations and comprehensive loss.

Unrealized gains on the Company’s equity investment for the three months ended June 30, 2022 and 2021 were nil and $1.9 million, respectively. Unrealized gains on the Company’s equity investment for the six months ended June 30, 2022 and 2021 were nil and $3.4 million, respectively. Unrealized losses on the Company’s equity investment for the three months ended June 30, 2022 and 2021 were $1.4 million and nil, respectively. Unrealized losses on the Company’s equity investment for the six months ended June 30, 2022 and 2021 were $3.0 million and nil, respectively. Unrealized gains (losses) on the Company’s equity investments are recognized as change in fair value of investment in the consolidated statements of operations and comprehensive loss.

Long-term Investments

Long-term investments as of June 30, 2022 and December 31, 2021 consisted of the following:

			Gross	Foreign
		Gross	unrealized	currency
June 30, 2022		unrealized	losses (including	translation	Aggregate
(In thousands)	Cost	gains	impairment)	adjustment	fair value
Available-for-sale debt securities:
Alesta Therapeutics B.V. - convertible loan	$261	$13	$—	$—	$274
Securities measured at fair value:
BioInvent International AB - warrants	656	—	(170)	—	486
Cleave Therapeutics, Inc. - convertible loan	5,500	342	—	—	5,842
Equity securities without readily determinable fair value:
Alesta Therapeutics B.V. - equity interests	2,250	—	(865)	—	1,385
Juventas Cell Therapy Ltd - equity interests	23,500	6,958	—	240	30,698
Juventas Cell Therapy Ltd - put option	491	—	(521)	30	—
Prepayment for investment:
Precision Autoimmune Therapeutics Co., Ltd - equity interests	2,962	—	—	24	2,986
Total	$35,620	$7,313	$(1,556)	$294	$41,671

			Gross	Foreign
		Gross	unrealized	currency
December 31, 2021		unrealized	losses (including	translation	Aggregate
(In thousands)	Cost	gains	impairment)	adjustment	fair value
Available-for-sale debt securities:
Alesta Therapeutics B.V. - convertible loan	$261	$7	$—	$—	$268
Securities measured at fair value:
BioInvent International AB - warrants	656	—	(65)	—	591
Cleave Therapeutics, Inc. - convertible loan	5,500	76	—	—	5,576
Equity securities without readily determinable fair value:
Alesta Therapeutics B.V. - equity interests	2,250	—	(865)	—	1,385
Juventas Cell Therapy Ltd - equity interests	23,500	6,958	—	1,850	32,308
Juventas Cell Therapy Ltd - put option	491	—	(521)	30	—
Total	$32,658	$7,041	$(1,451)	$1,880	$40,128

Investment in Precision Autoimmune Therapeutics Co., Ltd., (“PAT”)

In May 2022, CASI China entered into an agreement for the investment in PAT in the amount of RMB 20.0 million (approximately $3.0 million) in cash during PAT’s first equity financing. Upon consummation of such equity financing, CASI China will hold 15% equity interests of PAT and will hold one third of the board seats. The leading investor, Guangzhou Redhill Capital Investment Management Co., Ltd, a venture capital company unaffiliated to the Company, will hold 27.5% equity of PAT, and the follower investor, Wuxi Zhihe Daokang Phase II Venture Capital Partnership (Limited Partnership), a venture capital partnership of which Dr. Wei-Wu He, chairman of the board of directors and chief executive officer of the Company, is the general partner, will also hold 27.5% equity of PAT, with the remaining 30% equity held by Hainan Jingshi Kangji Pharmaceuticals Technology Partnership (Limited Partnership), a partnership formed as the equity holding vehicle for PAT’s Employee Stock Ownership Plans. As of June 30, 2022, CASI China has paid all the consideration, the transaction had not been consummated and PAT had no business operation.

6.           Inventories

The Company’s inventories consist of finished goods amounted to $5.8 million and $1.9 million, as of June 30, 2022 and December 31, 2021, respectively. No write down to the carrying amount of inventory have been recorded in the three and six months ended June 30, 2022 and 2021.

7.Property, Plant and Equipment

Property, plant and equipment consist of the following:

(In thousands)	June 30,	December 31,
	2022	2021
Furniture and equipment	$694	$1,728
Leasehold improvements	907	1,133
Construction in progress	14,493	12,095
Total property, plant and equipment, gross	16,094	14,956
Accumulated depreciation and amortization	(1,241)	(1,817)
Impairment of property, plant and equipment	—	(427)
	$14,853	$12,712

8.            Leases

Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Rent expense is recognized on a straight-line basis over the lease term.

Operating lease liabilities are included in accrued and other current liabilities and other liabilities (noncurrent) in the consolidated balance sheets as of June 30, 2022 and December 31, 2021.

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

Rent expense for the six months ended June 30, 2022 and 2021 was $0.7 million and $0.8 million, respectively. There were no variable lease costs or sublease income for leased assets for the six months ended June 30, 2022 and 2021.

Right of use assets and liabilities as of June 30, 2022 and December 31, 2021 on the condensed consolidated balance sheets were as follows:

	June 30,	December 31,
(In thousands)	2022	2021
Right of use assets	$8,462	$9,107

Accrued and other current liabilities	$1,038	$1,061
Other liabilities	858	1,105
Total lease liabilities	$1,896	$2,166

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
(In thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$639	$775

Right of use assets obtained in exchange for lease obligations:	$421	$1,615

All of the Company’s existing leases as of June 30, 2022 and December 31, 2021 were classified as operating leases. As of June 30, 2022 and December 31, 2021, the Company had nine and eight, respectively, material operating leases for land and facilities with remaining terms expiring from 2022 through 2069 and a weighted average remaining lease term of 37.15 years and 36.47 years, respectively. The Company has fair value renewal options for many of the Company’s existing leases, none of which are considered reasonably certain of being exercised or included in the minimum lease term. Weighted average discount rates used in the calculation of the lease liability as of June 30, 2022 and December 31, 2021 is 3.53% and 3.56%, respectively. The discount rates reflect the estimated incremental borrowing rate, which includes an assessment of the credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to the lease payments in a similar economic environment.

A maturity analysis representing the future undiscounted cash flow of the Company’s operating leases liabilities as of June 30, 2022 is as follows:

(In thousands)
2022 (remaining six months)	$528
2023	939
2024	484
Thereafter	13
Total	1,964
Discount factor	(68)
Lease liability	1,896
Amounts due within 12 months	1,038
Non-current lease liability	$858

9.Accrued and Other Current Liabilities, and Other Liabilities

	June 30,	December 31,
(In thousands)	2022	2021
Accrued and other current liabilities:
Payroll and welfare payable	$2,275	$3,336
Payables related to property and equipment	3,423	3,288
Lease liabilities-current	1,038	1,061
Value-added tax and other tax payable	614	639
Deferred income-current	57	60
Other	169	13
	$7,576	$8,397

Other Liabilites
Profit-sharing liabiliy to Juventas	$12,562	$13,220
Lease liabilities-noncurrent	858	1,105
	$13,420	$14,325

10. Bank Borrowings

In May 2022, the Company entered into a Business Loan Agreement (together with related security agreements and promissory note, the “Agreement”) with East West Bank (“EWB”). Under the Agreement, EWB made available to the Company a revolving line of credit up to a maximum of $10.0 million. The Agreement will mature on December 31, 2022, unless extended to April 30, 2024 subject to certain conditions as defined in the Agreement. In general, amounts borrowed under the Agreement are secured by a lien on the Company’s assets, including first priority security interest in accounts receivable and inventory and pledge of available-for-sale securities. As of June 30, 2022, the outstanding principal balance under this agreement was nil.

In June 2022, the Company’s subsidiary, CASI China entered into a Loan Agreement with China International Trust and Investment Corporation Bank (“CITIC Bank”). Under the Loan Agreement, CITIC Bank made available to CASI China a guaranteed line of credit up to a maximum of RMB 20.0 million (approximately $3.0 million). The Loan Agreement will mature on June 13, 2023. The joint and several liability guarantee was provided by Beijing Shouchuang Financing Guarantee Co. Ltd. concurrently with the Loan

Agreement. The loan was secured by a pledge of the land use right held by CASI Wuxi, one of the Company’s subsidiary. Interest accrues on the principal amounts of the loans outstanding at an fixed annual rate of 3.98% and payable monthly. All outstanding principals will be paid in one payment upon maturity of the Loan Agreement. As of June 30, 2022, the outstanding principal balance under this agreement was RMB 6.7 million ($1.0 million).

11.         Redeemable Noncontrolling Interest

Changes in redeemable noncontrolling interest during the six month periods ended June 30, 2022 and 2021 are as follows:

	Six Months Ended June 30,
(In thousands)	2022	2021
Balance at beginning of period	$23,457	$22,033
Share of CASI Wuxi net loss	(965)	(666)
Accretion of redeemable noncontrolling interest	1,348	1,067
Foreign currency translation adjustment	(1,179)	263
Balance at end of period	$22,661	$22,697

12.           Stockholders’ Equity

Reverse Stock Split

On June 1, 2022, the Company effectuated a reverse stock split of the Company’s Common Stock (the “Reverse Stock Split”) pursuant to an amendment to its Amended and Restated Certificate of Incorporation filed on May 26, 2022. Trading of the Common Stock on a reverse stock split-adjusted basis began at the opening of trading on the Nasdaq Capital Market on June 2, 2022. After the reverse stock split, each ten (10) shares of Common Stock issued and outstanding was combined into one (1) validly issued, fully paid and non-assessable share of Common Stock. The par value per share of the Common Stock remains the same. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise be entitled to a fractional share of Common Stock were instead entitled to receive a proportional cash payment. The Reverse Stock Split did not reduce the total number of shares of Common Stock that the Company is authorized to issue, which remains 250,000,000 shares. In addition, proportionate adjustments was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options and warrants to purchase shares of Common Stock and the number of shares of Common Stock reserved for issuance pursuant to the Company’s equity incentive plans. Unless otherwise indicated, all share numbers in this report have been adjusted to reflect the Reverse Stock Split. Net loss per share was adjusted retrospectively.

Stock Repurchase Program

On December 15, 2021, the board of directors of the Company approved a stock repurchase program for the repurchase of up to $10 million of the Company’s Common Stock (and no more than 12,500,000 shares of the Company’s Common Stock, not adjusted to reflect the Reverse Stock Split) through open market purchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 and through trading plans established pursuant to Rule 10b5-1 of the Securities Exchange Act. The trading plan was terminated on March 31, 2022, and as of the termination of the plan, the Company has repurchased 3,734,992 shares of Common Stock (among which 2,541,245 shares of Common Stock were retired, not adjusted to reflect the Reverse Stock Split) amounted to $3.0 million.

March 2021 Underwritten Public Offering

On March 24, 2021, the Company closed an underwritten public offering of 15,853,658 shares of the Company’s Common Stock (not adjusted to reflect the Reverse Stock Split, the “Offering”) at a price to the public of $2.05 per share. The gross proceeds to CASI from the Offering were $32.5 million before deducting the underwriting discounts and commissions and offering expenses payable by CASI.

The Company is using the net proceeds of this offering for working capital and general corporate purposes, which include, but are not limited to advancing the Company’s product portfolio, acquiring the rights to new product candidates and general and administrative expenses.

Common Stock Sales Agreements

On July 19, 2019, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent (the “Open Market Agreement”) pursuant to which the Company may elect to sell from time to time, at its option, up to $30 million in shares of the Company’s Common Stock, subject to the terms and conditions of the Open Market Agreement. During the three and six months ended June 30, 2022, the Company had not offered and sold any shares of Common Stock under the Open Market Agreement. As of June 30, 2022, the Company had issued 493,000 shares (not adjusted to reflect the Reverse Stock Split) with net proceeds of $1.5 million, with remained $28.5 million available under the Open Market Agreement.

On October 29, 2021, the Company has entered into a Common Stock sales agreement (“Stock Sales Agreement”), with H.C. Wainwright & Co., LLC, relating to shares of Common Stock of the Company. In accordance with the terms of the sales agreement, the Company may offer and sell shares of Common Stock in “at-the-market” transactions, subject to compliance with the terms and conditions of the Stock Sales Agreement, with an aggregate offering price of not more than $20,000,000. As of June 30, 2022, the Company had not offered or sold any shares of Common Stock under the sales agreement.

Stock Purchase Warrants

In history, the Company issued shares of its common stock with accompanying warrants to certain institutional investors, accredited investors and existing stockholders.

As of June 30, 2022, the outstanding and exercisable number of warrants was 617,277 with weighted average exercise price of $36.9. All outstanding warrants are equity classified.

13.          Net Loss Per Share

Net loss per share (basic and diluted) was computed by dividing net loss attributable to common stockholders, considering the accretions to redemption value of the redeemable noncontrolling interest, by the weighted average number of shares of common stock outstanding. As of June 30, 2022 and December 31, 2021, outstanding stock options totaling 3,437,229 and 3,324,368, respectively, and outstanding warrants both totaling 617,277, were anti-dilutive, and therefore, were not included in the computation of weighted average shares used in computing diluted loss per share. Pursuant to the reverse stock split, net loss per share was adjusted retrospectively.

The following table sets forth the basic and diluted net loss per share computation and provides a reconciliation of the numerator and denominator for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Numerator:
Net loss attributable to CASI Pharmaceuticals, Inc.	$(7,680)	(6,946)	$(16,276)	$(20,829)
Denominator:
Weighted average number of common stock	13,606,130	13,979,636	13,700,282	13,235,128
Denominator for basic and diluted net loss per share calculation	13,606,130	13,979,636	13,700,282	13,235,128
Net loss per share
— Basic and diluted	$(0.56)	$(0.50)	$(1.19)	$(1.57)

14.         Stock-Based Compensation

The Company has adopted various stock compensation plans for executive, scientific and administrative personnel of the Company, as well as outside directors and consultants.

The stock-based compensation expenses are recorded as components of research and development expense, sales and marketing expense, and general and administrative expense, as follows:

	Six Months Ended June 30,
(In thousands)	2022	2021
Research and development	$348	$141
Sales and Marketing	121	74
General and administrative	3,362	2,823
Stock-based compensation expense	$3,831	$3,038

15.          Income Taxes

At December 31, 2021, the Company had a $1.4 million unrecognized tax benefit. The Company recorded a full valuation allowance on the deferred tax asset after offsetting unrecognized tax benefit recognized in the consolidated financial statements as of December 31, 2021.

During the six months ended June 30, 2022, there were no material changes to the measurement of unrecognized tax benefits in various tax jurisdictions.

16.          Fair Value Measurements

Financial instruments of the Company primarily consist of cash and cash equivalents, investment in equity securities, accounts receivable, long-term investments, accounts payable, accrued liabilities, notes payable and bank borrowings. As of June 30, 2022 and December 31, 2021, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable and bank borrowings were carried at cost which approximates their fair values due to the short-term nature of the instruments.

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

The Company has an investment in the convertible debt of Alesta Therapeutics B.V.. The Company’s investment is carried at its estimated fair value, with changes in fair value reported in the consolidated statement of operations and comprehensive loss each reporting period  using Level 3 input.

The Company has an investment in the convertible debt of Cleave. The Company’s investment is carried at its estimated fair value, with changes in fair value reported in the consolidated statement of operations and comprehensive loss each reporting period  using Level 3 input. The unpaid balance for this convertible debt amounted to $5.7 million and $5.6 million as of June 30, 2022 and December 31, 2021, respectively.

The following tables present the Company’s financial assets accounted for at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

(In thousands)	Fair Value at
Description	June 30, 2022	Level 1	Level 2	Level 3
Investments classified as Current and non-Current Assets
Investments in common stock	$5,705	$5,705	$—	$—
Investment in warrants - Designated as investment measured at FVTPL	$486	$—	$486	$—
Investment in convertible loan - AFS	$274	$—	$—	$274
Investment in convertible loan - Designated as investment measured at FVTPL	$5,842	$—	$—	$5,842

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable
Description	June 30, 2022	Techniques	Input	Average/Median
Investment in convertible loan - Designated as investment measured at FVTPL	$5,842	Discounted cash flow	Discount rate	20%/20%

(In thousands)	Fair Value at
Description	December 31, 2021	Level 1	Level 2	Level 3
Investments classified as Current and non-Current Assets
Investments in common stock	$9,868	$9,868	$—	$—
Investment in warrants - Designated as investment measured at FVTPL	$591	$—	$591	$—
Investment in convertible loan - AFS	$268	$—	$—	$268
Investment in convertible loan - Designated as investment measured at FVTPL	$5,576	$—	$—	$5,576

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable
Description	December 31, 2021	Techniques	Input	Average/Median
Investment in convertible loan - Designated as investment measured at FVTPL	$5,576	Discounted cash flow	Discount rate	20%/20%

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

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had no non-financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company had no non-financial assets and liabilities that are measured at fair value on a non-recurring basis as of June 30, 2022.

17.          Related Party Transactions

Transactions with Juventas.

On July 1, 2019 the Company entered into a one-year equipment lease with Juventas, which is classified as an operating lease. Transactions with Juventas are considered to be related party transactions as the Company’s Chairman and CEO is the chairman and one of the founding shareholders of Juventas. The lease was renewed for another year in July 2020 and in June 2021. The lease income were RMB 155,000 ($23,000) and RMB 240,000 ($37,000), respectively, for the three months ended June 30, 2022 and 2021. The lease income were RMB 393,000 ($60,000) and RMB 480,000 ($73,000), respectively, for the six months ended June 30, 2022 and 2021.

In June 2022, the Company and Juventas entered into a lab equipment transfer contract, pursuant to which the previous leasing agreement was terminated and the Company transferred the equipment to Juventas. Total consideration for the transfer was RMB 900,000 ($138,000) in cash.

March 2021 Underwritten Public Offering Transactions.

On March 24, 2021, the Company closed an underwritten public offering of 15,853,658 shares of the Company’s Common Stock (not adjusted to reflect the Reverse Stock Split, the “Offering”) at a price to the public of $2.05 per share. The gross proceeds to CASI from the Offering were $32.5 million before deducting the underwriting discounts and commissions and offering expenses payable by CASI.

ETP BioHealth III Fund LP (“ETP BioHealth”), in which CASI’s Chairman and CEO is the founder and managing partner of ETP BioHealth’s general partner (Emerging Technology Partners, LLC (“ETP”), purchased shares of common stock in the Offering at the public offering price and on the same terms as the other purchasers in the Offering. ETP BioHealth purchased 3,000,000 (not adjusted to reflect the Reverse Stock Split) shares at the public offering price of $2.05 per share for a total of $6.15 million.

18.         Commitments and Contingencies

In conjunction with the Cleave agreement entered into during 2021 (see Note 2), the Company is responsible for certain milestone and royalty payments. As of June 30, 2022, no milestones had been achieved.

In conjunction with the BioInvent agreement entered into during 2020 (see Note 2), the Company is responsible for certain milestone and royalty payments. As of June 30, 2022, no milestones had been achieved.

In conjunction with the Black Belt agreement entered into during 2019 (see Note 2), the Company is responsible for certain milestone and royalty payments. In June 2021, the Company achieved the First-Patient-In (FPI) in the Phase 1 dose escalation and expansion study of CID-103, and made $750,000 milestone payment in June 2021 and 250,000 euros ($305,000) in August 2021. As of June 30, 2022, no other milestones had been achieved.

In conjunction with the Pharmathen agreement entered into during 2019 (see Note 2), the Company is responsible for one remaining milestone payment. As of June 30, 2022, the remaining milestone had not been achieved.

To develop a GMP manufacturing facility, in November 2019, CASI Wuxi entered into a lease agreement of a state-owned land and committed to invest land use right and property, plant and equipment of RMB1 billion (equivalent to $143 million) by August 2022. In February 2022, the Company has reached an alignment with the Wuxi local government that the original three-year investment plan will be extended, details regarding the plan are under negotiation, and most of the construction work related to the Wuxi land has not started yet. In 2020, CASI Wuxi entered into a lease agreement with local government for a manufactory building next to the leased land and a series of contracts for the construction and equipment. The total contract amount entered into for this manufacturing facility is approximately RMB 174.2 million (approximately $26.0 million), and the commitment under these contracts was RMB 61.2 million (approximately $9.1 million) as of June 30, 2022.

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

We launched our first commercial product, EVOMELA® (Melphalan for Injection) in China in August 2019. In China, EVOMELA® is approved for use as a conditioning treatment prior to stem cell transplantation and as a palliative treatment for patients with multiple myeloma. The other core hematology/oncology assets in our pipeline include:

●	CNCT19 is an autologous CD19 CAR-T investigative product (“CNCT19”) being developed by our partner Juventas Cell Therapy Ltd. (“Juventas”) for which we have exclusive World-Wide co-commercial and profit-sharing rights. CNCT19 is being developed as a potential treatment for patients with hematological malignancies which express CD19 including, B-cell acute lymphoblastic leukemia (“B-ALL”) and B-cell non-Hodgkin lymphoma (“B-NHL”). The CNCT19 Phase 1 studies in patients with B-ALL and B-NHL in China have been completed by Juventas, the Phase 2 B-ALL and B-NHL registration studies are both currently enrolling in China.

●	In October 2020, the Company entered into an exclusive licensing agreement with BioInvent International AB (“BioInvent”) for the development and commercialization of novel anti-FcγRIIB antibody, BI-1206, in mainland China, Taiwan, Hong Kong and Macau. BioInvent is a biotechnology company focused on the discovery and development of first-in-class immune-modulatory antibodies for cancer immunotherapy. BI-1206 is being investigated in a Phase 1/2 trial, in combination with anti-PD1 therapy Keytruda® (pembrolizumab), in patients with solid tumors, and in a Phase 1/2a trial in combination with MabThera® (rituximab) in patients with relapsed/refractory non-Hodgkin lymphoma (NHL). The CASI Clinical Trial Application (CTA) was approved by China National Medical Products Administration (NMPA) in December 2021 and ethics committee approvals have been received in January of 2022. The Company obtained approval from Human Genetic Resources Administration of China (“HGRAC”) in April 2022. The Company is planning a Phase 1 study of BI-1206 in combination with rituximab with a single agent BI-1206 run in phase in patients with NHL (mantle cell lymphoma, marginal zone lymphoma, and follicular lymphoma) to assess PK, safety and tolerability, select the Recommended Phase 2 Dose and assess early signs of clinical efficacy as part of its development program for BI-1206 in China. The study received regulatory approval from the China Center for Drug Evaluation (“CDE”) in the second quarter of 2022, the first-patient enrolled is expected to be initiated in the second half of 2022.

●	CB-5339 is a novel VCP/p97 inhibitor focused on valosin-containing protein (VCP)/p97 as a novel target in protein homeostasis, DNA damage response and other cellular stress pathways for therapeutic use in the treatment of patients with various malignancies. We entered into an exclusive license on March 21, 2021 with Cleave Therapeutics, Inc. (“Cleave”) for the development and commercialization of CB-5339 in Mainland China, Hong Kong, Macau and Taiwan. CB-5339, an oral second-generation, small molecule VCP/p97 inhibitor, is being evaluated in a Phase 1 clinical trial in patients with acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS). CB-5339 CTA application for the multiple myeloma indication has been submitted in March 2022 to the CDE.

●	CID-103 is a full human IgG1 anti-CD38 monoclonal antibody recognizing a unique epitope that has demonstrated encouraging preclinical efficacy and safety profile compared to other anti-CD38 monoclonal antibodies for which we have exclusive global rights. CID-103 is being developed for the treatment of patients with multiple myeloma. The Phase 1 dose escalation and expansion study of CID-103, in patients with previously treated, relapsed or refractory multiple myeloma is ongoing in France and the UK.

We also have greater China rights to Octreotide (Long Acting Injectable), a standard of care for the treatment of acromegaly and for the control of symptoms associated with certain neuroendocrine tumors; and Thiotepa, a cytotoxic agent which has a long history of established use in the hematology/oncology setting. We have an exclusive China license and distribution rights to a novel formulation of thiotepa, which has multiple indications including use as a conditioning treatment for certain allogeneic haemopoietic stem cell transplants. However, due to the evolving standard of care environment, the rare and niche indication for these product and our commitment to prioritize resources, we are currently evaluating our potential opportunities for these products.  In addition, our assets include six FDA-approved ANDAs which we are evaluating due to generic drug pricing reforms by the Chinese government and its impact on the pricing and competitiveness of these products.

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

Our commercial product, EVOMELA®, was originally licensed from Spectrum Pharmaceuticals, Inc. (“Spectrum”) and we had a supply agreement with Spectrum to support our application for import drug registration and for commercialization purposes. Spectrum completed the sale of its portfolio of FDA-approved hematology/oncology products including EVOMELA® to Acrotech Biopharma L.L.C. (“Acrotech”) on March 1, 2019. The original supply agreement with Spectrum was assumed by Acrotech.

As part of the long-term strategy to support our future clinical and commercial manufacturing needs and to manage our supply chain for certain products, on December 26, 2018, we established CASI Wuxi, between the Company and Wuxi Jintou Huicun Investment Enterprise, a limited partnership (“Wuxi LP”). To develop a GMP manufacturing facility, CASI Wuxi entered into a lease agreement of a state-owned land in 2019, a lease agreement of a manufactory building in 2020, and a series of contracts for construction and equipment since 2020.

During the peak of the COVID-19 pandemic in 2020, we experienced disruptions to the EVOMELA® marketing and sales activities as well as to the supply chain for EVOMELA®. The COVID-19 pandemic also impacted our targeted start time of our CID-103 trial due to the lock down of many medical facilities in Europe. During 2021 and the first quarter of 2022, we have experienced minimal disruption to our business activities or supply chain as a result of the COVID-19 pandemic. However, since the second quarter of 2022, the COVID-19 related lock down and associated restrictions in certain areas in China led to limitation of access to local hospitals, which had an adverse impact on the sales of EVOMELA® for the second quarter, and is expected to have a negative impact on the same for the whole year. The restrictions also adversely impacted the enrolling of patients for the CNCT19 Phase II registration studies. Given that such COVID-19 related restrictions are beyond our control, it is unable to, at this stage, assess for how long such COVID-19 related restrictions may continue and the full extent to which such restrictions may directly and indirectly impact our business operations.

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

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, which along with high degree of uncertainty in the global financial ecosystem and certain political instabilities may result in a period of regional, national, and global economic slowdown or regional, national, or global recessions that could affect our ability to continue to commercialize and expand distribution of EVOMELA® (Melphalan For Injection) or other drugs in our existing product pipeline. Early in the COVID-19 pandemic, we experienced a disruption to our supply chain for EVOMELA®, we have experienced no supply disruption in 2021 and the first half year of 2022; however, there can be no assurance that restrictions will not be imposed again. In addition, economic and other uncertainties may adversely affect other parties’ willingness to negotiate and execute product licenses and thus hamper our ability to in-license clinical-stage and late-stage drug candidates in China or elsewhere.

RESULTS OF OPERATIONS

Operating Items

Revenues

Product Sales

Product sales consist of sales of EVOMELA® that launched during August 2019. Revenue was $8.6 million and $17.6 million, respectively, for the three and six months ended June 30, 2022, compared to $7.1 million and $12.8 million, respectively, for the corresponding periods in 2021. Revenues increased by 20% and 37%, respectively, for the three and six months ended June 30, 2022 as compared to the corresponding periods of 2021 due to the continued growth in EVOMELA® sales.

Lease Income

Lease income consists primarily of an equipment lease with Juventas (a related party). Lease income was $23,000 and $60,000, respectively, for the three and six months ended June 30, 2022, compared to $37,000 and $73,000, respectively, for the corresponding periods in 2021.

Operating Expenses

Cost of Revenues

Cost of revenues consists primarily of the cost of inventories of EVOMELA® and sales-based royalties related to the sale of EVOMELA®.

Costs of revenues were $3.6 million and $7.3 million, respectively, for the three and six months ended June 30, 2022, compared to $3.0 million and $5.3 million, respectively, for the corresponding periods in 2021. Royalty cost was $1.7 million and $3.5 million, respectively, for the three and six months ended June 30, 2022, compared to $1.4 million and $2.6 million, respectively, for the corresponding periods in 2021.

Costs of revenues excluding royalty were $1.9 million and $3.8 million, respectively, for the three and six months ended June 30, 2022, compared to $1.5 million and $2.8 million, respectively, for the corresponding periods in 2021. Costs of revenues excluding royalty as a percentage of revenues were 22% in all the four periods.

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

Research and development expenses were $3.9 million and $7.8 million, respectively, for the three and six months ended June 30, 2022, compared to $2.3 million and $7.5 million, respectively, for the corresponding periods in 2021. The increase of research and development expenses for the three months periods was mainly due to expense incurred for CID-103.

General and Administrative Expenses

General and administrative expenses include compensation and other expenses related to executive, finance, business development and administrative personnel, professional services, investor relations and facilities.

General and administrative expenses were $5.5 million and $10.8 million, respectively, for the three and six months ended June 30, 2022, compared to $5.5 million and $11.0 million, respectively, for the corresponding periods in 2021. Our general and administrative expenses stayed stable.

Selling and Marketing Expenses

Selling and marketing expenses are the direct costs related to the sales of EVOMELA® that was launched in China in August 2019, such as sales force salaries, bonuses, advertising, and other marketing efforts.

Selling and marketing expenses were $3.4 million and $6.7 million, respectively, for the three and six months ended June 30, 2022, compared to $3.4 million and $6.1 million, respectively, for the corresponding periods in 2021. The increase in selling and marketing expenses for the six months periods was due to the increase of sales commission in accordance with the increase in sales of EVOMELA® and expansion of sales team in China.

Acquired in-process Research and Development

There were no acquired in-process R&D expenses for the three and six months ended June 30, 2022. Acquired in-process R&D expenses for the three and six months ended June 30, 2021 were $1.1 million and $6.6 million, respectively. Among the total $6.6 million, $1.1 million was related to the milestone payment for the development of CID-103, and $5.5 million was related to the upfront payment to Cleave for the development of CB-5339.

Non-Operating Items

Interest income, net

Interest income, net was $40,000 and $114,000, respectively, for the three and six months ended June 30, 2022, compared to $76,000 and $182,000, respectively, for the corresponding periods in 2021.

Other income

Other income was $11,000 and $49,000, respectively, for the three and six months ended June 30, 2022, compared to $33,000 and $53,000, respectively, for the corresponding periods in 2021. Other income recognized was mainly related to the government grant from the Jiangsu Province Wuxi Huishan Economic Development Zone for the development of leased state-owned land in Wuxi for the construction of a manufacturing facility. The grant was recorded as deferred income upon receipt and is being amortized over the term of the lease of the land.

Foreign exchange gains

Foreign exchange gains was $1.4 million and $1.7 million, respectively, for the three and six months ended June 30, 2022, compared to $76,000 and $295,000, respectively, for the corresponding periods in 2021. The foreign exchange gains were primarily due to accounts receivable with CRPCGIT and USD denominated cash accounts that are held by our Chinese subsidiaries.

Change in fair value of investments

The changes in fair value of investments for the three and six months ended June 30, 2022 were losses of $1.2 million and $2.7 million, respectively, compared to gains of $1.9 million and $3.5 million, respectively, for the corresponding periods in 2021. The changes represent unrealized gains or losses on the Company’s investments in equity securities and long-term investments. The changes were due to the fluctuations in the market price of two publicly traded companies invested by us for each periods.

Impairment loss of long-term investments

There was no impairment loss of long-term investments during the three and six months ended June 30, 2022. Impairment loss of long-term investments for the three and six months ended June 30, 2021 was $0.9 million relating to the investment in Black Belt Tx.

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

The Company also invested in its development of the Wuxi land and construction of the manufacturing building. Commencing from the fourth quarter of 2020, in relation to the development of the Wuxi land and construction of the manufacturing building, the Company entered into a series of contracts for the development and construction work. Total commitment under these contracts was RMB 61.2 million (approximately $9.1 million) as of June 30, 2022.

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

Since its inception in 1991, the Company has incurred significant losses from operations and, as of June 30, 2022, had incurred an accumulated deficit of $620.6 million. The Company believes that it has sufficient resources to fund its operations at least one year beyond the date that the interim consolidated financial statements are issued for the period ended June 30, 2022 .

FINANCING ACTIVITIES

Bank Borrowings

In May 2022, the Company entered into a Business Loan Agreement (together with related security agreements and  promissory note, the “Agreement”) with East West Bank (“EWB”). Under the Agreement, EWB made available to the Company a revolving line of credit up to a maximum of $10.0 million. The Agreement will mature on December 31, 2022, unless extended to April 30, 2024 subject to certain conditions as defined in the Agreement. In general, amounts borrowed under the Agreement are secured by a lien on the Company’s assets, including first priority security interest in accounts receivable and inventory and pledge of available-for-sale securities. Under the Agreement, the Company shall maintain at least $2.5 million cash on deposit at EWB. EWB shall, when certain conditions are met, partially or fully release this cash deposit requirement. Amounts borrowed under the Agreement bear interest, payable monthly. Interest shall accrue based upon the daily Wall Street Journal Prime Rate (as quoted in the “Money Rates” column of The Wall Street Journal (Western Edition)) plus 0.35% with a floor rate of 3.85%. Interest is calculated by applying the ratio of the interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. As of June 30, 2022, the outstanding principal balance under this agreement was nil.

In June 2022, the Company’s subsidiary, CASI China entered into a Loan Agreement with China International Trust and Investment Corporation Bank (“CITIC Bank”). Under the Loan Agreement, CITIC Bank made available to CASI China a guaranteed line of credit up to a maximum of RMB 20.0 million (approximately $3.0 million). The Loan Agreement will mature on June 13, 2023. The joint and several liability guarantee was provided by Beijing Shouchuang Financing Guarantee Co. Ltd. concurrently with the Loan Agreement. The loan was secured by a pledge of the land held by CASI Wuxi. Interest accrues on the principal amounts of the loans outstanding at an fixed annual rate of 3.98% and payable monthly. All outstanding principals will be paid in one payment upon maturity of the Loan Agreement. As of June 30, 2022, the outstanding principal balance under this agreement was RMB 6.7 million ($1.0 million)

Stock Repurchase Program

On December 15, 2021, our board of directors approved a stock repurchase program for the repurchase of up to $10 million of our common stock (and no more than 12,500,000 shares of our common stock, not adjusted to reflect the Reverse Stock Split) through open market purchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 and through trading plans established pursuant to Rule 10b5-1 of the Securities Exchange Act. The trading plan was terminated on March 31, 2022, and as of the termination date, we had repurchased 3,734,992 shares of Common Stock (among which 2,541,245 shares of Common Stock were retired, not adjusted to reflect the Reverse Stock Split) amounted to $3.0 million.

March 2021 Underwritten Public Offering

On March 24, 2021, the Company closed an underwritten public offering of 15,853,658 shares of the Company’s Common Stock (not adjusted to reflect the Reverse Stock Split, the “Offering”) at a price to the public of $2.05 per share. The gross proceeds to CASI from the Offering were $32.5 million before deducting the underwriting discounts and commissions and offering expenses payable by CASI.

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

Common Stock Sales Agreements

On July 19, 2019, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent (the “Open Market Agreement”) pursuant to which the Company may elect to sell from time to time, at its option, up to $30 million in shares of the Company’s common stock, subject to the terms and conditions of the Open Market Agreement. During the three and six months ended June 30, 2022, the Company has not offered and sold any shares of common stock under the Open Market Agreement. As of June 30, 2022, the Company had issued 493,000 shares (not adjusted to reflect the Reverse Stock Split) with net proceeds of $1.5 million, with remained $28.5 million available under the Open Market Agreement.

On October 29, 2021, the Company has entered into a common stock sales agreement (“Stock Sales Agreement”), with H.C. Wainwright & Co., LLC, relating to shares of common stock of the Company. In accordance with the terms of the sales agreement, the Company may offer and sell shares of common stock in “at-the-market” transactions, subject to compliance with the terms and conditions of the Stock Sales Agreement, with an aggregate offering price of not more than $20,000,000. As of June 30, 2022, the Company had not offered or sold any shares of common stock under the sales agreement.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of June 30, 2022 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Relating to Our Auditor

Our Common Stock will be prohibited from trading in the United States under the Holding Foreign Companies Accountable Act, or the HFCAA, in 2024 if the PCAOB is unable to inspect or fully investigate auditors located in China, or in 2023 if proposed changes to the law are enacted. The delisting of our Common Stock, or the threat of such Common Stock being delisted, may materially and adversely affect the value of your investment.

The Holding Foreign Companies Accountable Act, or the HFCAA, was signed into law on December 18, 2020. The HFCAA states if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspection for the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit our Common Stock from being traded on a national securities exchange or in the over-the-counter trading market in the United States. On December 2, 2021, the SEC adopted final amendments implementing the disclosure and submission requirements of the HFCAA, pursuant to which the SEC will identify an issuer as a “Commission Identified Issuer” if the issuer has filed an annual report containing an audit report issued by a registered public accounting firm that the PCAOB has determined it is unable to inspect or investigate completely, and will then impose a trading prohibition on an issuer after it is identified as a Commission-Identified Issuer for three consecutive years. On December 16, 2021, the PCAOB issued a report to notify the SEC of its determination that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong. The PCAOB identified our auditor as one of the registered public accounting firms that the PCAOB is unable to inspect or investigate completely. We have been identified by the SEC as a “Commission Identified Issuer” after the filing of our annual report on 10-K for the fiscal year ended December 31, 2021.

Whether the PCAOB will be able to conduct inspections of our auditor before the issuance of our financial statements on Form 10-K for the year ending December 31, 2023 which is due by March 31, 2024, or at all, is subject to substantial uncertainty and depends on a number of factors out of our, and our auditor’s, control. If our Common Stock are prohibited from trading in the United States, there is no certainty that we will be able to list on a non-U.S. exchange or that a market for our Common Stock will develop outside of the United States. Such a prohibition would substantially impair your ability to sell or purchase our Common Stock when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of our Common Stock. Also, such a prohibition would significantly affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition, and prospects.

On June 22, 2021, the U.S. Senate passed a bill which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two. On February 4, 2022, the U.S. House of Representatives passed a bill which contained, among other things, an identical provision. If this provision is enacted into law and the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA is reduced from three years to two, then our common stock could be prohibited from trading in the United States in 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

EXHIBIT INDEX

3.1

Certificate of Amendment to the Registrant’s Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2022

4.1*˄	Promissory Note issued by the Registrant to East West Bank, dated May 23, 2022
10.1* ˄	Sublicense Agreement between the Registrant and Beijing Tianshi Tongda Pharmaceuticals Technology Co., Ltd, dated May 23, 2022
10.2* ˄	Business Loan Agreement between the Registrant and East West Bank, dated May 23, 2022
10.3*	Commercial Security Agreement between the Registrant and East West Bank, dated May 23, 2022
10.4* ˄	Commercial Pledge Agreement between the Registrant and East West Bank, dated May 23, 2022
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Principal Financial Officer
101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith).

*Filed Herewith

**Furnished Herewith

˄ Certain confidential information contained in this exhibit has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASI PHARMACEUTICALS, INC.
(Registrant)

Date: Augsut 12, 2022	/s/ Wei-Wu He
Wei-Wu He
Chief Executive Officer

Date: Augutst 12, 2022	/s/ Larry (Wei) Zhang
Larry (Wei) Zhang
Principal Financial Officer