Form 10-Q
period 2022-09-30
CASI Pharmaceuticals, Inc.
filed 2022-11-14
CIK 895051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐       NO ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date.

Class	Outstanding at November 8, 2022
Common Stock $.01 Par Value	13,606,130

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

Actual results could differ materially from those currently anticipated due to a number of factors, including: the risk that we may be unable to continue as a going concern as a result of our inability to raise sufficient capital for our operational needs; the possibility that we may be delisted from trading on The Nasdaq Capital Market if we fail to satisfy applicable continued listing standards, including compliance with the Nasdaq bid price rule; the risk in relation to being identified as a “Commission Identified Issuer”; the volatility in the market price of our common stock; the outbreak of the COVID-19 pandemic and its effects on global markets and supply chains; the risk of substantial dilution of existing stockholders in future stock issuances; the difficulty of executing our business strategy on a global basis including China; our inability to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates or future candidates; legal or regulatory developments in China that adversely affect our ability to operate in China; our lack of experience in manufacturing products and uncertainty about our resources and capabilities to do so on a clinical or commercial scale; risks relating to the commercialization, if any, of our products and proposed products (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks); our inability to predict when or if our product candidates will be approved for marketing by the U.S. Food and Drug Administration (FDA), European Medicines Agency (EMA), National Medical Products Administration (NMPA), or other regulatory authorities; our inability to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our proposed product candidates or future candidates; the risks relating to the need for additional capital and the uncertainty of securing additional funding on favorable terms; the risks associated with our product candidates, and the risks associated with our other early-stage products under development; the risk that result in preclinical and clinical models are not necessarily indicative of clinical results; uncertainties relating to preclinical and clinical trials, including delays to the commencement of such trials; our ability to protect our intellectual property rights; the lack of success in the clinical development of any of our products; and our dependence on third parties; the risks related to our dependence on Juventas to conduct the clinical development of CNCT19 and to partner with us to co-market CNCT19; risks related to our dependence on Juventas to ensure the patent protection and prosecution for CNCT19; risks relating to the commercialization, if any, of our proposed products (such as marketing, safety, regulatory, patent, product liability, supply, competition and other risks); risks relating to interests of our largest stockholders and our Chairman and CEO that differ from our other stockholders; and risks related to the development of a new manufacturing facility by CASI Pharmaceuticals (Wuxi) Co., Ltd. (“CASI Wuxi”). Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$26,742	$38,704
Restricted cash	2,500	—
Investment in equity securities, at fair value	6,309	9,868
Accounts receivable, net of $0 allowance for doubtful accounts	12,560	9,803
Inventories	5,773	1,907
Prepaid expenses and other	1,728	1,688
Total current assets	55,612	61,970

Property, plant and equipment, net	13,867	12,712
Intangible assets, net	10,049	12,203
Long-term investments	39,780	40,128
Right of use assets	7,666	9,107
Other assets	932	2,178
Total assets	$127,906	$138,298

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,098	$4,789
Bank borrowings	3,000	—
Accrued and other current liabilities	23,651	8,397
Total current liabilities	29,749	13,186

Deferred income	2,488	2,828
Other liabilities	12,455	14,325
Total liabilities	44,692	30,339

Commitments and contingencies

Redeemable noncontrolling interest, at redemption value	21,503	23,457

Stockholders’ equity:
Preferred stock, $1.00 par value: 5,000,000 shares authorized and 0 shares issued and	—	—
outstanding
Common stock, $0.01 par value:
250,000,000 shares authorized at September 30, 2022 and December 31, 2021
13,733,459 shares and 13,987,578 shares issued at September 30, 2022 and December 31, 2021, respectively;
13,606,130 shares and 13,979,624 shares outstanding at September 30, 2022 and December 31, 2021, respectively	1,373	1,399
Additional paid-in capital	696,213	694,826
Treasury stock, at cost: 127,329 shares and 7,954 shares held at September 30, 2022 and December 31, 2021	(9,068)	(8,034)
Accumulated other comprehensive income	(1,951)	1,954
Accumulated deficit	(624,856)	(605,643)
Total stockholders’ equity	61,711	84,502
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$127,906	$138,298

The accompanying notes are an integral part of these consolidated financial statements.

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Revenues:
Product sales	$10,213	8,075	$27,788	$20,900
Lease income from a related party	—	37	60	110
Total revenues	10,213	8,112	27,848	21,010

Costs of revenues	4,247	3,417	11,555	8,757

Gross Profit	5,966	4,695	16,293	12,253

Operating expenses:
Research and development	3,905	2,895	11,748	10,408
General and administrative	4,849	5,259	15,694	16,249
Selling and marketing	3,566	3,433	10,241	9,508
Acquired in-process research and development	—	—	—	6,555
Total operating expenses	12,320	11,587	37,683	42,720

Loss from operations	(6,354)	(6,892)	(21,390)	(30,467)

Non-operating income (expense):
Interest (expense)/income, net	(13)	79	101	261
Other income	11	487	60	540
Foreign exchange gains/(losses)	637	(6)	2,325	289
Change in fair value of investments	696	(3,687)	(2,012)	(205)
Impairment loss of long-term investments	—	—	—	(865)
Loss before income tax expense	(5,023)	(10,019)	(20,916)	(30,447)
Income tax expense	—	—	—	—
Net loss	(5,023)	(10,019)	(20,916)	(30,447)
Less: loss attributable to redeemable noncontrolling interest	(738)	(314)	(1,703)	(980)
Accretion to redeemable noncontrolling interest redemption value	916	519	2,264	1,586
Net loss attributable to CASI Pharmaceuticals, Inc.	$(5,201)	$(10,224)	$(21,477)	$(31,053)

Net loss per share (basic and diluted)	$(0.38)	$(0.73)	$(1.57)	$(2.30)
Weighted average number of common stock outstanding (basic and diluted)	13,606,130	13,979,636	13,668,553	13,486,024

Comprehensive loss:
Net loss	$(5,023)	$(10,019)	$(20,916)	$(30,447)
Foreign currency translation adjustment	(3,127)	15	(6,420)	848
Total comprehensive loss	$(8,150)	$(10,004)	$(27,336)	$(29,599)
Less: Comprehensive loss attributable to redeemable noncontrolling interest	(2,074)	(309)	(4,218)	(712)
Comprehensive loss attributable to common stockholders	$(6,076)	$(9,695)	$(23,118)	$(28,887)

The accompanying notes are an integral part of these consolidated financial statements.

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Income /(Loss)	Deficit	Total
Balance at December 31, 2021	—	$—	13,979,636	$1,399	$694,826	$(8,034)	$1,954	$(605,643)	$84,502
Repurchase and retirement of common stock	—	—	(373,506)	(26)	(1,940)	(1,034)			(3,000)
Stock-based compensation expense, net of forfeitures	—	—	—	—	1,908	—	—	—	1,908
Foreign currency translation adjustment	—	—	—	—	—	—	175	—	175
Net loss attributable to CASI Pharmaceuticals, Inc.	—	—	—	—	(613)	—	—	(7,983)	(8,596)
Balance at March 31, 2022	—	$—	13,606,130	$1,373	694,181	(9,068)	2,129	(613,626)	74,989
Stock-based compensation expense, net of forfeitures	—	—	—	—	1,923	—	—	—	1,923
Foreign currency translation adjustment	—	—	—	—	—	—	(2,289)	—	(2,289)
Net loss attributable to CASI Pharmaceuticals, Inc.	—	—	—	—	(735)	—	—	(6,945)	(7,680)
Balance at June 30, 2022	—	$—	13,606,130	$1,373	$695,369	$(9,068)	$(160)	$(620,571)	$66,943
Stock-based compensation expense, net of forfeitures	—	—	—	—	1,760	—	—	—	1,760
Foreign currency translation adjustment	—	—	—	—	—	—	(1,791)	—	(1,791)
Net loss attributable to CASI Pharmaceuticals, Inc.	—	—	—	—	(916)	—	—	(4,285)	(5,201)
Balance at September 30, 2022	—	$—	13,606,130	$1,373	$696,213	$(9,068)	$(1,951)	$(624,856)	$61,711

The accompanying notes are an integral part of these consolidated financial statements.

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Total
Balance at December 31, 2020	—	$—	12,394,271	$1,240	$658,246	$(8,034)	$589	$(570,501)	$81,540
Issuance of common stock pursuant to financing agreements	—	—	1,585,365	159	32,341	—	—	—	32,500
Stock issuance costs	—	—	—	—	(2,019)	—	—	—	(2,019)
Stock-based compensation expense, net of forfeitures	—	—	—	—	1,998	—	—	—	1,998
Foreign currency translation adjustment	—	—	—	—	—	—	(104)	—	(104)
Net loss attributable to CASI Pharmaceuticals, Inc.	—	—	—	—	(548)	—	—	(13,335)	(13,883)
Balance at March 31, 2021	—	$—	13,979,636	$1,399	690,018	(8,034)	485	(583,836)	100,032
Stock-based compensation expense, net of forfeitures	—	—	—	—	1,040	—	—	—	1,040
Foreign currency translation adjustment	—	—	—	—	—	—	674	—	674
Net loss attributable to CASI Pharmaceuticals, Inc.	—	—	—	—	(519)	—	—	(6,427)	(6,946)
Balance at June 30, 2021	—	$—	13,979,636	$1,399	$690,539	$(8,034)	$1,159	$(590,263)	$94,800
Stock-based compensation expense, net of forfeitures	—	—	—	—	2,021	—	—	—	2,021
Foreign currency translation adjustment	—	—	—	—	—	—	10	—	10
Net loss attributable to CASI Pharmaceuticals, Inc.	—	—	—	—	(519)	—	—	(9,705)	(10,224)
Balance at September 30, 2021	—	$—	13,979,636	$1,399	$692,041	$(8,034)	$1,169	$(599,968)	$86,607

The accompanying notes are an integral part of these consolidated financial statements.

CASI Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended

	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,916)	(30,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation for property, plant and equipment	567	393
Amortization of intangible assets	965	1,009
Reduction in the carrying amount of the right-of-use assets	890	1,031
Loss on disposal of property, plant and equipment	—	65
Government grant as a result of loan forgiveness	—	(472)
Stock-based compensation expense	5,591	5,059
Acquired in-process research and development	—	6,555
Change in fair value of investments	2,012	205
Impairment loss of long-term investments	—	865
Changes in operating assets and liabilities:
Accounts receivable	(2,757)	(773)
Inventories	(3,866)	(371)
Prepaid expenses and other assets	(238)	(539)
Accounts payable	(1,073)	26
Accrued and other current liabilities and other liabilities	(1,376)	(1,770)
Deferred income	(44)	(37)
Net cash used in operating activities	(20,245)	(19,201)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property and equipment	138	10
Purchases of property, plant and equipment	(2,186)	(3,730)
Proceeds from sales of equity securities in BioInvent	1,294	—
Receipt in advance from sales of equity investment in Juventas	16,921	—
Cash paid to acquire equity investment in Precision Autoimmune Therapeutics Co., Ltd.	(2,962)	—
Cash paid to acquire in-process research and development	—	(6,555)
Cash paid to acquire convertible loan in Cleave	—	(5,500)
Cash paid to acquire convertible loan in Black Belt Tx Limited	—	(86)
Receipt of repayment of Black Belt convertible note	—	172
Cash paid to acquire convertible loan in Alesta Tx	—	(261)
Net cash provided by/(used in) investing activities	13,205	(15,950)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank borrowings	4,001	709
Repayment of bank borrowings	(1,001)	(463)
Repurchase of common stock	(3,000)	—
Stock issuance costs	—	(2,019)
Proceeds from sale of common stock	—	32,500
Net cash provided by financing activities	—	30,727

Effect of exchange rate change on cash and cash equivalents	(2,422)	486
Net decrease in cash and cash equivalents	(9,462)	(3,938)

Cash, cash equivalents and restricted cash at beginning of period	38,704	57,064
Cash, cash equivalents and restricted cash at end of period	$29,242	$53,126

Non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued and other current liabilities	$3,111	$2,680
Accrual for acquisition of in-process research and development	—	—

Cash and cash equivalents	$26,742	$53,126
Restricted cash	2,500	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$29,242	$53,126

The accompanying notes are an integral part of these consolidated financial statements.

CASI Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.           DESCRIPTION OF BUSINESS

CASI Pharmaceuticals, Inc. (“CASI” or the “Company”) (Nasdaq: CASI) is a U.S. biopharmaceutical company focused on developing and commercializing innovative therapeutics and pharmaceutical products in China, the United States, and throughout the world. The Company was incorporated in 1991, and in 2012, with new leadership, the Company shifted its business strategy to China and has since built an infrastructure in China that includes sales and marketing, medical affairs, regulatory and clinical development and in the foreseeable future, manufacturing. In 2014, the Company changed its name to “CASI Pharmaceuticals, Inc.” The majority of the Company’s operations and activities are now located and conducted in China. The Company is focused on acquiring, developing and commercializing products that augment its hematology/oncology therapeutic focus as well as other areas of unmet medical need. The Company is executing its plan to become a biopharmaceutical leader by launching medicines in the greater China market, leveraging its China-based regulatory, clinical and commercial competencies and its global drug development expertise.

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

Liquidity and Capital Resources

Since its inception in 1991, the Company has incurred significant losses from operations and, as of September 30, 2022, had incurred an accumulated deficit of $624.9 million.

The Company believes that it has sufficient resources to fund its operations at least one year beyond the date that the interim consolidated financial statements are issued. As of September 30, 2022, the Company had a balance of cash and cash equivalents and restricted cash of $29.2 million, of which $22.2 million was held in the financial institutions in the PRC. The Company intends to continue to exercise tight controls over operating expenditures and will continue to pursue opportunities, as required, to raise additional capital and will also actively pursue non- or less-dilutive capital raising arrangements or opportunities.

Risks and Uncertainties

Since the second quarter of 2022, due to the outbreak of Omicron and other variants of COVID-19, the lockdown in Shanghai and restrictions in other major cities in China led to limitation of access to local hospitals, which had an adverse impact on the sales of EVOMELA® for the second and the third quarters. The restrictions also adversely impacted the enrollment of patients for the CNCT19 Phase II registration studies. Recently, the pandemic gradually spread nationwide in China, and many small and medium-sized cities have been upgrading their control measures ever since the third quarter. These series of control measures are expected to adversely impact our sales activities for the remainder of 2022. Given that such COVID-19 related restrictions are beyond our control, at this stage, it is unable to assess for how long such COVID-19 related restrictions may continue in China, and the full extent to which such restrictions may directly and indirectly impact our business operations. Considering the uncertainty of the development of COVID-19 pandemic, we will continue to pay close attention on the development of the COVID-19 pandemic and dedicate resources to take any necessary measures in a timely manner to minimize the unfavorable impact on our businesses and operations.

2.           License and Distribution Agreements

Acrotech License Arrangements

The Company has product rights and perpetual exclusive licenses from Acrotech Biopharma L.L.C. (“Acrotech”) to develop and commercialize its commercial product EVOMELA® (Melphalan Hydrochloride For Injection) in the greater China region (which includes Mainland China, Taiwan, Hong Kong and Macau). As well the Company had similar rights to assets ZEVALIN® (Ibritumomab Tiuxetan) and MARQIBO® (Vincristine Sulfate Liposome Injection). The exclusive licenses held by the Company were originally licensed from Spectrum Pharmaceuticals Cayman, LP Inc. (“Spectrum”), and Spectrum completed the sale of its portfolio of FDA-approved hematology/oncology products including EVOMELA® to Acrotech on March 1, 2019. On December 3, 2018, the Company received NMPA’s approval for importation, marketing and sales in China and in August 2019 the Company launched commercial sales EVOMELA® in China. The NMPA required EVOMELA® post-marketing study has been completed and the clinical study report is being finalized for regulatory submission. In May 2022, Acrotech and the Company agreed to terminate the license agreement with respect to MARQIBO® and ZEVALIN®.

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

Precision Autoimmune Therapeutics Co., Ltd., (previously known as Beijing Tianshi Tongda Pharmaceuticals Technology Co., Ltd)

In May 2022, the Company entered into a Sublicense Agreement (the “Sublicense Agreement”) with Precision Autoimmune Therapeutics Co., Ltd. (“PAT”), a company established under the laws of China, pursuant to which the Company granted PAT an exclusive (subject to the Commercialization and Co-Marketing rights), perpetual, worldwide license, with the right to freely grant further sublicenses subject to terms and conditions in the Sublicense Agreement, for the investigational anti-CD38 monoclonal antibody TSK011010 licensed and controlled by the Company from Black Belt Therapeutics Limited, in the treatment, prevention and diagnosis of autoimmune diseases, conditions and disorders in humans.

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

Juventas Biotechnology (Tianjin) Co., Ltd. (“Juventas”)

In June 2019, the Company entered into a license agreement for exclusive worldwide license to commercialize an autologous anti-CD19 T-cell therapy product (CNCT19) from Juventas (the “Exclusive License Agreement”).  Juventas is a China-based company engaged in cell therapy. The terms of the agreement include RMB 70 million ($10 million) of milestone payments upon the registration of Phase II clinical trial of CNCT19 and sales royalty payments. The milestone was met during the third quarter of 2020, the Company paid the milestone payment of RMB 70 million to Juventas in September 2020, and recognized it as acquired in-process research and development expenses in the consolidated statement of operations and comprehensive loss in 2020.

In September 2020, Juventas and its shareholders (including CASI Biopharmaceuticals (Wuxi) Co., Ltd (“CASI Biopharmaceuticals”), a subsidiary of the Company, ) agreed to certain terms and conditions required by a new third-party investor to facilitate the Series B financing of Juventas, pursuant to which the Company agreed to amend and supplement the original licensing agreement (the "Supplementary Agreement") by agreeing to pay Juventas certain percentage of net profits generated from commercial sales of CNCT19 in addition to the royalty fee payment calculated as a percentage of net sales. The Supplementary Agreement also specifies a minimum annual target net profit to be distributed to Juventas and certain other terms and obligations. In return, the Company obtained additional equity interests in Juventas.

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

In September 2022, CASI Biopharmaceuticals entered into an Equity Transfer Agreement to transfer its equity interest in Juventas in the amount of RMB 240.9 million (approximately $33.8 million) to a limited partnership enterprise (see Note 5). The Exclusive License Agreement is still effective after this equity transfer.

BioInvent International AB

In October 2020, the Company entered into an exclusive licensing agreement with BioInvent International AB (“BioInvent”) for the development and commercialization of novel anti-FcγRIIB antibody, BI-1206, in Mainland China, Taiwan, Hong Kong and Macau. BioInvent is a biotechnology company focused on the discovery and development of first-in-class immune-modulatory antibodies for cancer immunotherapy. BI-1206 is being investigated in a Phase 1/2 trial, in combination with anti-PD1 therapy Keytruda® (pembrolizumab), in patients with solid tumors, and in a Phase 1/2a trial in combination with MabThera® (rituximab) in patients with relapsed/refractory non-Hodgkin lymphoma (NHL). The CASI Clinical Trial Application (CTA) was approved by China National Medical Products Administration (NMPA) in December 2021 and ethics committee approvals have been received in January of 2022. The Company obtained approval from Human Genetic Resources Administration of China (“HGRAC”) in April 2022. The Company is planning a Phase 1 study  of BI-1206  in combination with rituximab with a single agent BI-1206 run in phase in patients with  NHL (mantle cell lymphoma, marginal zone lymphoma, and follicular lymphoma) to assess PK, safety and tolerability, select the Recommended Phase 2 Dose and assess early signs of clinical efficacy as part of its development program for BI-1206 in China. The study received regulatory approval from the China Center for Drug Evaluation (“CDE”) in the second quarter of 2022, and the first-patient dosing was achieved in the third quarter of 2022.

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

Cleave Therapeutics, Inc.

In March 2021, the Company entered into an exclusive license with Cleave Therapeutics, Inc. (“Cleave”) for the development and commercialization of CB-5339, an oral novel VCP/p97 inhibitor, in both hematological malignancies and solid tumors, in Mainland China, Hong Kong, Macau and Taiwan.  Cleave is a clinical-stage biopharmaceutical company focused on valosin-containing protein (VCP)/p97 as a novel target in protein homeostasis, DNA damage response and other cellular stress pathways for therapeutic use in the treatment of patients with cancer.  Cleave and the Company will develop CB-5339 in both hematological malignancies and solid tumors, with CASI responsible for development and commercialization in China and associated markets. The Company paid a $5.5 million upfront payment to Cleave in 2021 and will pay up to $74 million in development and commercial milestone payments plus tiered royalties in the high-single to mid-double-digit range on net sales of CB-5339.

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

Riemser Pharma GmbH

In August 2019, the Company entered into a distribution agreement in China with Riemser Pharma GmbH (“Riemser”) to a novel formulation of thiotepa, a chemotherapeutic agent, which has multiple potential indications including use as a conditioning treatment for use prior to allogenic hematopoietic stem cell transplantation. Thiotepa has a long history of established use in the hematology/oncology setting. Pursuant to the distribution agreement, CASI obtained the exclusive distribution right of the products in China, and Riemser will be responsible for manufacturing and supplying CASI with clinical materials and commercial inventory. The Company is applying for NADA registration and, subject to regulatory and marketing approvals, the Company intends to advance and commercialize this product in China. In January 2020, Riemser was acquired by Esteve Healthcare, S.L. (“ESTEVE”), an international pharmaceutical company headquartered in Barcelona, Spain. There is no contingent milestone payment due to Riemser under the agreement.

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

4.Revenue Related Information

The Company’s revenue is primarily consisted of sales of EVOMELA ®. As of September 30, 2022, the Company did not incur, and therefore did not defer, any material costs to obtain or fulfill contracts. The Company did not have any contract assets or contract liabilities as of September 30, 2022 and December 31, 2021. There was no product exchange during the periods ended September 30, 2022 and 2021.

5.            Investment in Equity Securities, at Fair Value and Long-term Investments

Investment in Equity Securities, at Fair Value

The following table summarizes the Company’s investment in equity securities at fair value as of September 30, 2022 and December 31, 2021, respectively:

			Gross
(In thousands)			unrealized	Aggregate fair
September 30, 2022	Classification	Cost	gains /(losses)	value
MaxCyte - equity interest	Investment	$—	$2,453	$2,453
BioInvent - equity interest	Investment	$4,337	$(481)	$3,856
Total				$6,309

			Gross
(In thousands)			unrealized	Aggregate fair
December 31, 2021	Classification	Cost	gains	value
MaxCyte - equity interest	Investment	$—	$3,866	$3,866
BioInvent - equity interest	Investment	$5,661	$341	$6,002
Total				$9,868

In the second quarter of 2022, the Company sold 275,000 ordinary shares of BioInvent for $1.3 million. The Company recognized gains of $131,000 in consolidated statements of operations and comprehensive loss.

For the three and nine months ended September 30, 2022, the Company recognized unrealized gains of $0.6 million and unrealized losses $2.5 million, respectively, on the Company’s equity investments. For the three and nine months ended September 30, 2021, the Company recognized unrealized losses of $3.7 million and $0.3 million, respectively, on the Company’s equity investments. Unrealized gains (losses) on the Company’s equity investments are recognized as change in fair value of investment in the consolidated statements of operations and comprehensive loss.

Long-term Investments

Long-term investments as of September 30, 2022 and December 31, 2021 consisted of the following:

			Gross	Foreign
		Gross	unrealized	currency
September 30, 2022		unrealized	losses (including	translation	Aggregate
(In thousands)	Cost	gains	impairment)	adjustment	fair value
Available-for-sale debt securities:
Alesta Therapeutics B.V. - convertible loan	$261	$15	$—	$—	$276
Securities measured at fair value:
BioInvent International AB - warrants	656	—	(194)	—	462
Cleave Therapeutics, Inc. - convertible loan	5,500	458	—	—	5,958
Equity securities without readily determinable fair value:
Alesta Therapeutics B.V. - equity interests	2,250	—	(865)	—	1,385
Juventas Biotechnology (Tianjin) Co., Ltd. - equity interests	23,500	6,958	—	(1,569)	28,889
Juventas Biotechnology (Tianjin) Co., Ltd. - put option	491	—	(521)	30	—
Prepayment for investment:
Precision Autoimmune Therapeutics Co., Ltd - equity interests	2,962	—	—	(152)	2,810
Total	$35,620	$7,431	$(1,580)	$(1,691)	$39,780

			Gross	Foreign
		Gross	unrealized	currency
December 31, 2021		unrealized	losses (including	translation	Aggregate
(In thousands)	Cost	gains	impairment)	adjustment	fair value
Available-for-sale debt securities:
Alesta Therapeutics B.V. - convertible loan	$261	$7	$—	$—	$268
Securities measured at fair value:
BioInvent International AB - warrants	656	—	(65)	—	591
Cleave Therapeutics, Inc. - convertible loan	5,500	76	—	—	5,576
Equity securities without readily determinable fair value:
Alesta Therapeutics B.V. - equity interests	2,250	—	(865)	—	1,385
Juventas Biotechnology (Tianjin) Co., Ltd. - equity interests	23,500	6,958	—	1,850	32,308
Juventas Biotechnology (Tianjin) Co., Ltd. - put option	491	—	(521)	30	—
Total	$32,658	$7,041	$(1,451)	$1,880	$40,128

Investment in Precision Autoimmune Therapeutics Co., Ltd., (“PAT”)

In May 2022, CASI China entered into an agreement for the investment in PAT in the amount of RMB 20.0 million (approximately $3.0 million) in cash during PAT’s first equity financing. CASI China has paid all the consideration in June 2022. Upon consummation of such equity financing, CASI China will hold 15% equity interests of PAT and will hold one third of the board seats.

As of September 30, 2022, the transaction had not been consummated as the consideration from other investors has not been paid in full.

Sales of Investment in Juventas Biotechnology (Tianjin) Co., Ltd.

In September 2022, CASI Biopharmaceuticals entered into an equity transfer agreement (the “Equity Transfer Agreement”) with Shenzhen Jiadao Gongcheng Equity Investment Fund (Limited Partnership) (“Jiadao Gongcheng”), a third party limited partnership enterprise incorporated under the laws of China, pursuant to which CASI Biopharmaceuticals agreed to transfer to Jiadao Gongcheng all of its equity interest in Juventas in the amount of RMB 240.9 million (approximately $33.8 million). Pursuant to the Equity Transfer Agreement, CASI Biopharmaceuticals will transfer all of its rights and obligations to Jiadao Gongcheng, and Jiadao Gongcheng would make payment in two equal installments, with the first installment paid after signing the Equity Transfer Agreement and the second installment paid shortly after the completion of the registration with competent government authorities. As of September 30, 2022, CASI Biopharmaceuticals received the first installment of RMB 120.4 million (approximately $16.9 million) as advance. The transaction had not been consummated as the registration with competent governmental authorities of the transaction was still in process.

6.           Inventories

The Company’s inventories consist of finished goods amounted to $5.8 million and $1.9 million, as of September 30, 2022 and December 31, 2021, respectively. No write down to the carrying amount of inventory have been recorded in the three and nine months ended September 30, 2022 and 2021.

7.Property, Plant and Equipment

Property, plant and equipment consist of the following:

(In thousands)	September 30,	December 31,
	2022	2021
Furniture and equipment	$1,169	$1,728
Leasehold improvements	6,944	1,133
Construction in progress	7,358	12,095
Total property, plant and equipment, gross	15,471	14,956
Accumulated depreciation and amortization	(1,604)	(1,817)
Impairment of property, plant and equipment	—	(427)
	$13,867	$12,712

In the third quarter of 2022, CASI Wuxi obtained the Certificate for Pharmaceutical Distribution, and then transferred certain assets related to the manufacturing facility in Wuxi from construction in process to leasehold improvements and furniture and equipment and started to depreciate those assets.

8.            Leases

Right of use (“ROU”) assets and liabilities for operating leases are recognized at commencement date based on the present value of lease payments over the lease term. Rent expense is recognized on a straight-line basis over the lease term.

Liabilities for operating lease are included in accrued and other current liabilities and other liabilities (noncurrent) in the consolidated balance sheets as of September 30, 2022 and December 31, 2021.

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

Rent expense for the nine months ended September 30, 2022 and 2021 was $1.0 million and $1.2 million, respectively. There were no variable lease costs or sublease income for leased assets for the nine months ended September 30, 2022 and 2021.

Right of use assets and liabilities as of September 30, 2022 and December 31, 2021 on the condensed consolidated balance sheets were as follows:

	September 30,	December 31,
(In thousands)	2022	2021
Right of use assets	$7,666	$9,107

Accrued and other current liabilities	$922	$1,061
Other liabilities	634	1,105
Total lease liabilities	$1,556	$2,166

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
(In thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$859	$1,087

Right of use assets obtained in exchange for lease obligations:	$421	$1,661

All of the Company’s existing leases as of September 30, 2022 and December 31, 2021 were classified as operating leases. As of September 30, 2022 and December 31, 2021, the Company had seven and eight, respectively, material operating leases for land and facilities with remaining terms expiring from 2023 through 2069 and a weighted average remaining lease term of 37.92 years and 36.47 years, respectively. The Company has fair value renewal options for many of the Company’s existing leases, none of which are considered reasonably certain of being exercised or included in the minimum lease term. Weighted average discount rates used in the calculation of the lease liability as of September 30, 2022 and December 31, 2021 were 3.53% and 3.56%, respectively. The discount rates reflect the estimated incremental borrowing rate, which includes an assessment of the credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to the lease payments in a similar economic environment.

A maturity analysis representing the future undiscounted cash flow of the Company’s operating leases liabilities as of September 30, 2022 is as follows:

(In thousands)
2022 (remaining three months)	$266
2023	871
2024	456
Thereafter	12
Total	1,605
Discount factor	(49)
Lease liability	1,556
Amounts due within 12 months	922
Non-current lease liability	$634

9.Accrued and Other Current Liabilities, and Other Liabilities

	September 30,	December 31,
(In thousands)	2022	2021
Accrued and other current liabilities:
Receipt in advance for sale of an investment (1)	16,921	—
Payables related to property and equipment	3,111	3,288
Payroll and welfare payable	$2,037	$3,336
Lease liabilities-current	922	1,061
Value-added tax and other tax payable	255	639
Deferred income-current	54	60
Other	351	13
	$23,651	$8,397

Other Liabilities
Profit-sharing liability to Juventas	$11,821	$13,220
Lease liabilities-noncurrent	634	1,105
	$12,455	$14,325

Note (1): The receipt in advance for sale of an investment represents the first installment received for sale of Juventas (see Note 5).

10. Bank Borrowings

In May 2022, the Company entered into a Business Loan Agreement (together with related security agreements and promissory note, the “Agreement”) with East West Bank (“EWB”). Under the Agreement, EWB made available to the Company a revolving line of credit up to a maximum of $10.0 million. The Agreement will mature on December 31, 2022, unless extended to April 30, 2024 subject to certain conditions as defined in the Agreement. In general, amounts borrowed under the Agreement are secured by a lien on the Company’s assets, including first priority security interest in accounts receivable and inventory and pledge of available-for-sale securities. As of September 30, 2022, the outstanding principal balance under this agreement was $3.0 million.

In June 2022, the Company’s subsidiary, CASI China entered into a Loan Agreement with China International Trust and Investment Corporation Bank (“CITIC Bank”). Under the Loan Agreement, CITIC Bank made available to CASI China a guaranteed line of credit up to a maximum of RMB 20.0 million (approximately $3.0 million). The Loan Agreement will mature on June 13, 2023. The joint and several liability guarantee was provided by Beijing Shouchuang Financing Guarantee Co. Ltd. concurrently with the Loan Agreement. The loan was secured by a pledge of the land use right held by CASI Wuxi, one of the Company’s subsidiaries. Interest accrues on the principal amounts of the loans outstanding at a fixed annual rate of 3.98% and payable monthly. In the second quarter of 2022, CASI China made a drawdown under the loan amounted to RMB 6.7 million ($1.0 million) and repaid all the outstanding principal balance and interest in the third quarter of 2022. The Loan Agreement was terminated in July 2022 and the land use right was released from the pledge in September 2022.

11.         Redeemable Noncontrolling Interest

Changes in redeemable noncontrolling interest during the nine month periods ended September 30, 2022 and 2021 are as follows:

	Nine Months Ended September 30,
(In thousands)	2022	2021
Balance at beginning of period	$23,457	$22,033
Share of CASI Wuxi net loss	(1,703)	(980)
Accretion of redeemable noncontrolling interest	2,264	1,586
Foreign currency translation adjustment	(2,515)	268
Balance at end of period	$21,503	$22,907

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

Stock Repurchase Program

On December 15, 2021, the board of directors of the Company approved a stock repurchase program for the repurchase of up to $10 million of the Company’s Common Stock (and no more than 12,500,000 shares of the Company’s Common Stock, not adjusted to reflect the Reverse Stock Split) through open market purchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 and through trading plans established pursuant to Rule 10b5-1 of the Securities Exchange Act from time to time. The Company established a Rule 10b5-1 trading plan to carry out the stock repurchase, which was terminated on March 31, 2022, and as of the termination of the plan, the Company has repurchased 3,734,992 shares of Common Stock (among which 2,541,245 shares of Common Stock were retired, not adjusted to reflect the Reverse Stock Split) amounted to $3.0 million.

Stock Purchase Warrants

In history, the Company issued shares of its common stock with accompanying warrants to certain institutional investors, accredited investors and existing stockholders.

As of September 30, 2022, the outstanding and exercisable number of warrants was 617,277 with weighted average exercise price of $36.9. All outstanding warrants are equity classified.

13.          Net Loss Per Share

Net loss per share (basic and diluted) was computed by dividing net loss attributable to common stockholders, considering the accretions to redemption value of the redeemable noncontrolling interest, by the weighted average number of shares of common stock outstanding. As of September 30, 2022 and December 31, 2021, outstanding stock options totaling 3,415,729 and 3,324,368, respectively, and outstanding warrants both totaling 617,277, were anti-dilutive, and therefore, were not included in the computation of weighted average shares used in computing diluted loss per share. Pursuant to the reverse stock split, net loss per share was adjusted retrospectively.

The following table sets forth the basic and diluted net loss per share computation and provides a reconciliation of the numerator and denominator for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Numerator:
Net loss attributable to CASI Pharmaceuticals, Inc.	$(5,201)	(10,224)	$(21,477)	$(31,053)
Denominator:
Weighted average number of common stock	13,606,130	13,979,636	13,668,553	13,486,024
Denominator for basic and diluted net loss per share calculation	13,606,130	13,979,636	13,668,553	13,486,024
Net loss per share
— Basic and diluted	$(0.38)	$(0.73)	$(1.57)	$(2.30)

14.         Stock-Based Compensation

The Company has adopted various stock compensation plans for executive, scientific and administrative personnel of the Company, as well as outside directors and consultants.

The stock-based compensation expenses are recorded as components of research and development expense, sales and marketing expense, and general and administrative expense, as follows:

	Nine Months Ended September 30,
(In thousands)	2022	2021
Research and development	$504	$251
Sales and Marketing	183	212
General and administrative	4,904	4,596
Stock-based compensation expense	$5,591	$5,059

15.          Income Taxes

At December 31, 2021, the Company had a $1.4 million unrecognized tax benefit. The Company recorded a full valuation allowance on the deferred tax asset after offsetting unrecognized tax benefit recognized in the consolidated financial statements as of December 31, 2021.

During the nine months ended September 30, 2022, there were no material changes to the measurement of unrecognized tax benefits in various tax jurisdictions.

16.          Fair Value Measurements

Financial instruments of the Company primarily consist of cash and cash equivalents, investment in equity securities, accounts receivable, long-term investments, accounts payable, accrued liabilities, notes payable and bank borrowings. As of September 30, 2022 and December 31, 2021, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable and bank borrowings were carried at cost which approximates their fair values due to the short-term nature of the instruments.

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

The Company has an investment in the convertible debt of Cleave. The Company’s investment is carried at its estimated fair value, with changes in fair value reported in the consolidated statement of operations and comprehensive loss each reporting period  using Level 3 input. The unpaid balance for this convertible debt amounted to $5.8 million and $5.6 million as of September 30, 2022 and December 31, 2021, respectively.

The following tables present the Company’s financial assets accounted for at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

(In thousands)	Fair Value at
Description	September 30, 2022	Level 1	Level 2	Level 3
Investments classified as Current and non-Current Assets
Investments in common stock	$6,309	$6,309	$—	$—
Investment in warrants - Designated as investment measured at FVTPL	$462	$—	$462	$—
Investment in convertible loan - AFS	$276	$—	$—	$276
Investment in convertible loan - Designated as investment measured at FVTPL	$5,958	$—	$—	$5,958

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable
Description	September 30, 2022	Techniques	Input	Average/Median
Investment in convertible loan - Designated as investment measured at FVTPL	$5,958	Discounted cash flow	Discount rate	20%/20%

(In thousands)	Fair Value at
Description	December 31, 2021	Level 1	Level 2	Level 3
Investments classified as Current and non-Current Assets
Investments in common stock	$9,868	$9,868	$—	$—
Investment in warrants - Designated as investment measured at FVTPL	$591	$—	$591	$—
Investment in convertible loan - AFS	$268	$—	$—	$268
Investment in convertible loan - Designated as investment measured at FVTPL	$5,576	$—	$—	$5,576

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable
Description	December 31, 2021	Techniques	Input	Average/Median
Investment in convertible loan - Designated as investment measured at FVTPL	$5,576	Discounted cash flow	Discount rate	20%/20%

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

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had no non-financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company had no non-financial assets and liabilities that are measured at fair value on a non-recurring basis as of September 30, 2022.

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

18.         Commitments and Contingencies

In conjunction with the Cleave agreement entered into during 2021 (see Note 2), the Company is responsible for certain milestone and royalty payments. As of September 30, 2022, no milestones had been achieved.

In conjunction with the BioInvent agreement entered into during 2020 (see Note 2), the Company is responsible for certain milestone and royalty payments. As of September 30, 2022, no milestones had been achieved.

In conjunction with the Black Belt agreement entered into during 2019 (see Note 2), the Company is responsible for certain milestone and royalty payments. In June 2021, the Company achieved the First-Patient-In (FPI) in the Phase 1 dose escalation and expansion study of CID-103, and made $750,000 milestone payment in June 2021 and 250,000 euros ($305,000) in August 2021. As of September 30, 2022, no other milestones had been achieved.

In conjunction with the Pharmathen agreement entered into during 2019 (see Note 2), the Company is responsible for one remaining milestone payment. As of September 30, 2022, the remaining milestone had not been achieved.

To develop a GMP manufacturing facility, in November 2019, CASI Wuxi entered into a lease agreement of a state-owned land and committed to invest in land use right and property, plant and equipment for RMB1 billion (equivalent to $143 million) by August 2022. In February 2022, the Company has reached an alignment with the Wuxi local government that the original three-year investment plan will be extended with details regarding the plan under negotiation, and most of the construction work related to the Wuxi land has not started yet. In 2020, CASI Wuxi entered into a lease agreement with local government for a manufactory building next to the leased land and a series of contracts for the construction and equipment. The total contract amount entered into for this manufacturing facility is approximately RMB 174.5 million (approximately $24.5 million), and the commitment under these contracts was RMB 59.2 million (approximately $8.3 million) as of September 30, 2022.

The Company is subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, unless otherwise disclosed herein, are material.

19.         Subsequent Event

In October 2022, pursuant to the Equity Transfer Agreement entered into between CASI Biopharmaceuticals and Jiadao Gongcheng for the sales of the equity interest in Juventas, the registration with competent governmental authorities of the transaction has been completed.

In October 2022, the Company sold all the ordinary shares of MaxCyte for $2.4 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

CASI Pharmaceuticals, Inc. (“CASI” or the “Company”, or “we” or “our”) (Nasdaq: CASI) is a U.S. biopharmaceutical company focused on developing and commercializing innovative therapeutics and pharmaceutical products in China, the United States, and throughout the world. We were incorporated in 1991, and in 2012, with new leadership, we shifted our business strategy to China and have since built an infrastructure in China that includes sales and marketing, medical affairs, regulatory and clinical development and in the foreseeable future, manufacturing. We are focused on acquiring, developing and commercializing products that augment our hematology oncology therapeutic focus as well as other areas of unmet medical need. We are executing our plan to become a biopharmaceutical leader by launching medicines in the greater China market, leveraging our China-based regulatory, clinical and commercial competencies and utilizing our global drug development expertise. The majority of our operations and activities are now located in China and are conducted primarily through two of our subsidiaries: (i) CASI Pharmaceuticals (China) Co., Ltd. (“CASI China”), which is wholly owned and is located in Beijing, China, and (ii) CASI Pharmaceuticals (Wuxi) Co., Ltd. (“CASI Wuxi”), which is located in Wuxi, China. Our Beijing office is primarily responsible for our day-to-day operations, and our commercial team of over 130 hematology/oncology sales and marketing specialists is based throughout China. CASI Wuxi is part of the long-term strategy to support our future clinical and commercial manufacturing needs, to manage our supply chain for certain products, and to develop a GMP manufacturing facility in China.

We launched our first commercial product, EVOMELA® (Melphalan for Injection) in China in August 2019. In China, EVOMELA® is approved for use as a conditioning treatment prior to stem cell transplantation and as a palliative treatment for patients with multiple myeloma. The other core hematology/oncology assets in our pipeline include:

●	CNCT19 is an autologous CD19 CAR-T investigative product (“CNCT19”) being developed by our partner Juventas Biotechnology (Tianjin) Co., Ltd. (“Juventas”) for which we have exclusive worldwide co-commercial and profit-sharing rights. CNCT19 is being developed as a potential treatment for patients with hematological malignancies which express CD19 including, B-cell acute lymphoblastic leukemia (“B-ALL”) and B-cell non-Hodgkin lymphoma (“B-NHL”). Juventas has completed the CNCT19 Phase 1 studies in patients with B-ALL and B-NHL, and has completed the Phase 2 B-ALL pivotal study in China, the B-NHL registration study is still ongoing in China.

●	In October 2020, the Company entered into an exclusive licensing agreement with BioInvent International AB (“BioInvent”) for the development and commercialization of novel anti-FcγRIIB antibody, BI-1206, in Mainland China, Taiwan, Hong Kong and Macau. BioInvent is a biotechnology company focused on the discovery and development of first-in-class immune-modulatory antibodies for cancer immunotherapy. BI-1206 is being investigated in a Phase 1/2 trial, in combination with anti-PD1 therapy Keytruda® (pembrolizumab), in patients with solid tumors, and in a Phase 1/2a trial in combination with MabThera® (rituximab) in patients with relapsed/refractory non-Hodgkin lymphoma (NHL). Clinical Trial Application (CTA) was approved by China National Medical Products Administration (NMPA) in December 2021 and ethics committee approvals have been received in January of 2022. The Company obtained approval from Human Genetic Resources Administration of China (“HGRAC”) in April 2022. The Company is planning a Phase 1 study of BI-1206 in combination with rituximab with a single agent BI-1206 run in phase in patients with NHL (mantle cell lymphoma, marginal zone lymphoma, and follicular lymphoma) to assess PK, safety and tolerability, select the Recommended Phase 2 Dose and assess early signs of clinical efficacy as part of its development program for BI-1206 in China. The study received regulatory approval from the China Center for Drug Evaluation (“CDE”) in the second quarter of 2022, and the first patient was enrolled and dosed in the third quarter of 2022.

●	CB-5339 is a novel VCP/p97 inhibitor focused on valosin-containing protein (VCP)/p97 as a novel target in protein homeostasis, DNA damage response and other cellular stress pathways for therapeutic use in the treatment of patients with various malignancies. We entered into an exclusive license on March 21, 2021 with Cleave Therapeutics, Inc. (“Cleave”) for the development and commercialization of CB-5339 in Mainland China, Hong Kong, Macau and Taiwan. CB-5339, an oral second-generation, small molecule VCP/p97 inhibitor, is being evaluated in a Phase 1 clinical trial in patients with acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS). The CDE has responded to CB-5339 CTA application for the multiple myeloma indication submitted in March 2022 and the Company has completed and submitted its response to the CDE.

●	CID-103 is a full human IgG1 anti-CD38 monoclonal antibody recognizing a unique epitope that has demonstrated an encouraging preclinical efficacy and safety profile compared to other anti-CD38 monoclonal antibodies, and which we have exclusive global rights. CID-103 is being developed for the treatment of patients with multiple myeloma. The Phase 1 dose escalation and expansion study of CID-103, in patients with previously treated, relapsed or refractory multiple myeloma is ongoing in France and the UK.

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

In 2020, the worldwide outbreak of the COVID-19 pandemic adversely impacted our EVOMELA® marketing and sales activities as well as the supply chain for EVOMELA®. We currently rely on a single source for the supply of EVOMELA®. The continuation of the COVID-19 pandemic or the emergence of new COVID-19 variants or new pandemics may affect the economies and financial markets of many countries, which may result in a period of economic slowdown or recessions. In such an event, our ability to continue to commercialize and expand distribution of EVOMELA® could be adversely affected if the supplier refuses or is unable to provide products for any reason, which would likely interrupt the manufacturing of EVOMELA®, cause supply chain delays and increase costs. Early in the COVID-19 pandemic, we experienced a disruption to our supply chain for EVOMELA®, we have not experienced supply disruption in 2021 and the first three quarters of 2022; however, there can be no assurance that we will not experience supply disruption again for EVOMELA® during the emergence of new COVID-19 variants.

In 2021, the COVID-19 pandemic in China has been effectively contained by the prompt and effective governmental control measures, and we have experienced minimal disruption to our business activities. However, due to the outbreak of Omicron and other variants of COVID-19 in the second quarter of 2022, the lockdown in Shanghai and restrictions in other major cities in China led to limitation of access to local hospitals, which had an adverse impact on the sales of EVOMELA® for the second and the third quarters. The restrictions also adversely impacted the enrollment of patients for the CNCT19 Phase II registration studies. Recently, the pandemic gradually spread nationwide in China, and many small and medium-sized cities have been upgrading their control measures ever since the third quarter. These series of control measures are expected to adversely impact our sales activities for the remainder of 2022. Given that such COVID-19 related restrictions are beyond our control, at this stage, it is unable to assess how long such COVID-19 related restrictions may continue in China, and the full extent to which such restrictions may directly and indirectly impact our business operations. Considering the uncertainty of the development of COVID-19 pandemic, we will continue to pay close attention to the development of the COVID-19 pandemic and dedicate resources to take any necessary measures in a timely manner to minimize the unfavorable impact on our businesses and operations.

RESULTS OF OPERATIONS

Operating Items

Revenues

Product Sales

Product sales consist of sales of EVOMELA® that launched during August 2019. Revenue was $10.2 million and $27.8 million, respectively, for the three and nine months ended September 30, 2022, compared to $8.1 million and $20.9 million, respectively, for the corresponding periods in 2021. Revenues increased by 26% and 33%, respectively, for the three and nine months ended September 30, 2022 as compared to the corresponding periods of 2021 due to the continued growth in EVOMELA® sales.

Lease Income

Lease income consists primarily of an equipment lease with Juventas. Lease income was nil and $60,000, respectively, for the three and nine months ended September 30, 2022, compared to $37,000 and $110,000, respectively, for the corresponding periods in 2021.

Operating Expenses

Cost of Revenues

Cost of revenues consists primarily of the cost of inventories of EVOMELA® and sales-based royalties related to the sale of EVOMELA®.

Costs of revenues were $4.2 million and $11.6 million, respectively, for the three and nine months ended September 30, 2022, compared to $3.4 million and $8.8 million, respectively, for the corresponding periods in 2021. Gross profit was around 58% for all the four periods, which was stable.

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

Research and development expenses were $3.9 million and $11.7 million, respectively, for the three and nine months ended September 30, 2022, compared to $2.9 million and $10.4 million, respectively, for the corresponding periods in 2021. The increase of research and development expenses for the three months periods was mainly due to expense incurred for BI-1206 and CID-103.

General and Administrative Expenses

General and administrative expenses include compensation and other expenses related to executive, finance, business development and administrative personnel, professional services, investor relations and facilities.

General and administrative expenses were $4.8 million and $15.7 million, respectively, for the three and nine months ended September 30, 2022, compared to $5.3 million and $16.2 million, respectively, for the corresponding periods in 2021. The decrease in general and administrative expenses was mainly due to the decrease in professional fee.

Selling and Marketing Expenses

Selling and marketing expenses are the direct costs related to the sales of EVOMELA® that was launched in China in August 2019, such as sales force salaries, bonuses, advertising, and other marketing efforts.

Selling and marketing expenses were $3.6 million and $10.2 million, respectively, for the three and nine months ended September 30, 2022, compared to $3.4 million and $9.5 million, respectively, for the corresponding periods in 2021. The increase in selling and marketing expenses was due to the increase of sales commission in accordance with the increase in sales of EVOMELA® and expansion of sales team in China.

Acquired in-process Research and Development

There were no acquired in-process R&D expenses for the three and nine months ended September 30, 2022. Acquired in-process R&D expenses for the three and nine months ended September 30, 2021 were nil and $6.6 million, respectively. Among the total $6.6 million, $5.5 million was related to the upfront payment to Cleave for the development of CB-5339, and $1.1 million was related to the milestone payment for the development of CID-103.

Non-Operating Items

Interest (expense)/income, net

Interest (expense)/income, net was expense of $13,000 and income of $101,000, respectively, for the three and nine months ended September 30, 2022, compared to $79,000 and $261,000, respectively, for the corresponding periods in 2021.

Other income

Other income was $11,000 and $60,000, respectively, for the three and nine months ended September 30, 2022, compared to $487,000 and $540,000, respectively, for the corresponding periods in 2021. Other income recognized in 2022 was mainly related to the amortized government grant. Other income recognized in the third quarter of 2021 mainly related to the loan to the Company under the Paycheck Protection Program (PPP) that was forgiven in September 2021.

Foreign exchange gains/(losses)

Foreign exchange gains were $0.6 million and $2.3 million, respectively, for the three and nine months ended September 30, 2022, compared to losses of $6,000 and gains of $289,000, respectively, for the corresponding periods in 2021. The foreign exchange gains were primarily due to accounts receivable with CRPCGIT and USD denominated cash accounts that are held by our Chinese subsidiaries.

Change in fair value of investments

The changes in fair value of investments for the three and nine months ended September 30, 2022 were gains of $0.7 million and losses of $2.0 million, respectively, compared to losses of $3.7 million and $0.2 million, respectively, for the corresponding periods in 2021. The changes represent unrealized gains or losses on the Company’s investments in equity securities and long-term investments. The changes were mainly due to the fluctuations in the market price of two publicly traded companies invested by us.

Impairment loss of long-term investments

There was no impairment loss of long-term investments during the three and nine months ended September 30, 2022. Impairment loss of long-term investments for the three and nine months ended September 30, 2021 was nil and $0.9 million, respectively. The loss was related to the investment in Black Belt Tx.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has been engaged primarily in research and development activities. As a result, the Company has incurred and expect to continue to incur operating losses in 2022 and the foreseeable future.

The Company will require significant additional funding to fund operations beyond the third quarter of 2023 until such time, if ever, it becomes profitable. The Company intends to augment its cash balances by pursuing other forms of capital infusion, including strategic alliances or collaborative development opportunities with organizations that have capabilities and/or products that are complementary to its capabilities and products in order to continue the development of its potential product candidates that they intend to pursue to commercialization. If the Company seeks strategic alliances, licenses, or other alternative arrangements, such as arrangements with collaborative partners or others, to raise further financing, it may need to relinquish rights to certain of its existing product candidates, or products they would otherwise seek to develop or commercialize on its own, or to license the rights to its product candidates on terms that are not favorable to it.

The Company also invested in its development of the Wuxi land and construction of the manufacturing building. Commencing from the fourth quarter of 2020, in relation to the development of the Wuxi land and construction of the manufacturing building, the Company entered into a series of contracts for the development and construction work. Total commitment under these contracts was RMB 59.2 million (approximately $8.3 million) as of September 30, 2022.

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

There can be no assurance that adequate additional financing under such arrangements will be available to the Company on terms that they deem acceptable, if at all. If additional funds are raised by issuing equity securities, dilution to existing stockholders may result, or the equity securities may have rights, preferences, or privileges senior to those of the holders of its common stock. If they fail to obtain additional capital when needed, they may be required to delay or scale back their commercialization efforts, advancement of the Spectrum products or plans for other product candidates, if any.

Since its inception in 1991, the Company has incurred significant losses from operations and, as of September 30, 2022, had incurred an accumulated deficit of $624.9 million. The Company believes that it has sufficient resources to fund its operations at least one year beyond the date that the interim consolidated financial statements are issued for the period ended September 30, 2022.

FINANCING ACTIVITIES

Bank Borrowings

In May 2022, the Company entered into a Business Loan Agreement (together with related security agreements and  promissory note, the “Agreement”) with East West Bank (“EWB”). Under the Agreement, EWB made available to the Company a revolving line of credit up to a maximum of $10.0 million. The Agreement will mature on December 31, 2022, unless extended to April 30, 2024 subject to certain conditions as defined in the Agreement. In general, amounts borrowed under the Agreement are secured by a lien on the Company’s assets, including first priority security interest in accounts receivable and inventory and pledge of available-for-sale securities. Under the Agreement, the Company shall maintain at least $2.5 million cash on deposit at EWB. EWB shall, when certain conditions are met, partially or fully release this cash deposit requirement. Amounts borrowed under the Agreement bear interest, payable monthly. Interest shall accrue based upon the daily Wall Street Journal Prime Rate (as quoted in the “Money Rates” column of The Wall Street Journal (Western Edition)) plus 0.35% with a floor rate of 3.85%. Interest is calculated by applying the ratio of the interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. As of September 30, 2022, the outstanding principal balance under this agreement was $3.0 million.

In June 2022, the Company’s subsidiary, CASI China entered into a Loan Agreement with China International Trust and Investment Corporation Bank (“CITIC Bank”). Under the Loan Agreement, CITIC Bank made available to CASI China a guaranteed line of credit up to a maximum of RMB 20.0 million (approximately $3.0 million). The Loan Agreement will mature on June 13, 2023. The joint and several liability guarantee was provided by Beijing Shouchuang Financing Guarantee Co. Ltd. concurrently with the Loan Agreement. The loan was secured by a pledge of the land use right held by CASI Wuxi. Interest accrues on the principal amounts of the loans outstanding at an fixed annual rate of 3.98% and payable monthly. In the second quarter of 2022, CASI China made a drawdown under the loan amounted to RMB 6.7 million ($1.0 million) and repaid all the outstanding principal balance and interest in the third quarter of 2022. The Loan Agreement was terminated in July 2022 and the land use right was released from the pledge in September 2022.

Stock Repurchase Program

On December 15, 2021, our board of directors approved a stock repurchase program for the repurchase of up to $10 million of our common stock (and no more than 12,500,000 shares of our common stock, not adjusted to reflect the Reverse Stock Split) through open market purchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 and through trading plans established pursuant to Rule 10b5-1 of the Securities Exchange from time to time. The Company established a Rule 10b5-1 trading plan to carry out the stock repurchase, which was terminated on March 31, 2022, and as of the termination date, we had repurchased 3,734,992 shares of Common Stock (among which 2,541,245 shares of Common Stock were retired, not adjusted to reflect the Reverse Stock Split) amounted to $3.0 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of September 30, 2022 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject in the normal course of business to various legal proceedings in which claims for monetary or other damages may be asserted. Management does not believe such legal proceedings, unless otherwise disclosed herein, are material.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of CASI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, Quarterly Report on Form 10-Q for the three months ended June 30, 2022, and the information under “Special Note Regarding Forward-Looking Statements” included in this report. Other than disclosed herein, there have been no material changes to our risk factors from those disclosed in our Quarterly Report on Form 10-Q for the three months ended June 30, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

EXHIBIT INDEX

10.1* ˄	Equity Transfer Agreement between CASI Biopharmaceuticals (Wuxi) Co., Ltd. and Shenzhen Jiadao Gongcheng Equity Investment Fund (Limited Partnership) dated September 22, 2022
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Principal Financial Officer
101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith).

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

CASI PHARMACEUTICALS, INC.
(Registrant)

Date: November 14, 2022	/s/ Wei-Wu He
Wei-Wu He
Chief Executive Officer

Date: November 14, 2022	/s/ Larry (Wei) Zhang
Larry (Wei) Zhang
Principal Financial Officer